Form 10-Q
period 2014-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2014-05-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
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

As of May 7, 2014, 5,874,210 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks:
Non-interest bearing	$37,917	$33,453
Interest bearing	34,175	31,152
Federal funds sold	496	497
Cash and cash equivalents	72,588	65,102
Investment securities:
Available-for-sale, at fair value	447,851	488,724
Loans held for sale	1,428	514
Loans	990,303	982,290
Less allowance for loan losses	(13,603)	(13,249)
Net loans	976,700	969,041
Interest receivable	5,845	6,614
Other real estate owned	582	568
Premises and equipment, net	28,062	28,578
Goodwill, net	25,753	25,753
Intangible assets, net	2,325	2,487
Other assets	21,938	18,117
Total assets	$1,583,072	$1,605,498
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$226,079	$235,448
Interest bearing	1,079,746	1,052,168
Total deposits	1,305,825	1,287,616
Securities sold under agreements to repurchase	81,277	119,187
Interest payable	285	277
FHLB borrowings	10,000	20,000
Other borrowings	1,000	—
Junior subordinated debentures	20,620	20,620
Other liabilities	10,188	8,417
Total liabilities	1,429,195	1,456,117
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,426 shares in 2014 and 10,427 shares in 2013	52,030	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,820,360 shares in 2014 and 7,797,597 shares in 2013	31,281	31,190
Additional paid-in capital	34,401	33,911
Retained earnings	89,083	86,578
Deferred compensation	3,258	2,989
Accumulated other comprehensive loss	(5,948)	(8,380)
Less treasury stock at cost, 1,954,922 in 2014 and 1,913,817 shares in 2013	(50,228)	(48,942)
Total stockholders’ equity	153,877	149,381
Total liabilities and stockholders’ equity	$1,583,072	$1,605,498

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$10,812	$10,435
Interest on investment securities	2,523	2,741
Interest on certificates of deposit investments	—	8
Interest on federal funds sold	—	4
Interest on deposits with other financial institutions	27	14
Total interest income	13,362	13,202
Interest expense:
Interest on deposits	609	796
Interest on securities sold under agreements to repurchase	12	15
Interest on FHLB borrowings	68	57
Interest on subordinated debentures	126	130
Total interest expense	815	998
Net interest income	12,547	12,204
Provision for loan losses	323	480
Net interest income after provision for loan losses	12,224	11,724
Other income:
Trust revenues	933	893
Brokerage commissions	250	171
Insurance commissions	558	486
Service charges	1,144	1,140
Securities gains, net	191	353
Mortgage banking revenue, net	98	286
ATM / debit card revenue	973	883
Other	334	338
Total other income	4,481	4,550
Other expense:
Salaries and employee benefits	6,053	5,797
Net occupancy and equipment expense	2,149	2,043
Net other real estate owned expense	21	116
FDIC insurance	206	222
Amortization of intangible assets	162	170
Stationery and supplies	155	141
Legal and professional	562	548
Marketing and donations	264	243
Other	1,388	1,332
Total other expense	10,960	10,612
Income before income taxes	5,745	5,662
Income taxes	2,138	2,134
Net income	3,607	3,528
Dividends on preferred shares	1,104	1,104
Net income available to common stockholders	$2,503	$2,424

Per share data:
Basic net income per common share available to common stockholders	0.43	0.41
Diluted net income per common share available to common stockholders	0.43	0.41
Cash dividends declared per common share	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2014	2013
Net income	$3,607	$3,528
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,628) and $700 for three months ended March 31, 2014 and 2013, respectively.	2,549	(1,096)
Less: reclassification adjustment for realized gains included in net income net of taxes of $74 and $138 for three months ended March 31, 2014 and 2013, respectively.	(117)	(215)
Other comprehensive income (loss), net of taxes	2,432	(1,311)
Comprehensive income	$6,039	$2,217

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$3,607	$3,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	323	480
Depreciation, amortization and accretion, net	982	1,268
Stock-based compensation expense	122	78
Gains on investment securities, net	(191)	(353)
Losses on sales of other real property owned, net	12	37
Loss on write down of fixed assets	7	—
Gains on sale of loans held for sale, net	(98)	(277)
Decrease in accrued interest receivable	769	871
Increase (decrease) in accrued interest payable	8	(33)
Origination of loans held for sale	(7,658)	(19,900)
Proceeds from sale of loans held for sale	6,842	19,571
(Increase) decrease in other assets	(5,281)	1,547
Increase in other liabilities	606	1,192
Net cash provided by operating activities	50	8,009
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	1,241
Proceeds from sales of securities available-for-sale	52,527	15,304
Proceeds from maturities of securities available-for-sale	22,208	54,744
Purchases of securities available-for-sale	(29,895)	(99,121)
Net (increase) decrease in loans	(8,168)	8,237
Purchases of premises and equipment	(93)	(230)
Proceeds from sales of other real property owned	160	165
Net cash provided by (used in) investing activities	36,739	(19,660)
Cash flows from financing activities:
Net increase in deposits	18,209	36,104
Decrease in repurchase agreements	(37,910)	(37,112)
Repayment of FHLB advances	(10,000)	—
Proceeds from other borrowings	1,000	—
Proceeds from issuance of common stock	305	335
Conversion of preferred stock	(5)	—
Purchase of treasury stock	(902)	(1,158)
Dividends paid on preferred stock	—	(2,026)
Net cash used in financing activities	(29,303)	(3,857)
Increase (decrease) in cash and cash equivalents	7,486	(15,508)
Cash and cash equivalents at beginning of period	65,102	82,712
Cash and cash equivalents at end of period	$72,588	$67,204

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Three months ended March 31,
(In thousands)	2014	2013

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$807	$1,031
Income taxes	2,355	675
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	186	197
Net tax benefit related to option and deferred compensation plans	101	84

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2014 and 2013, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2014 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company operates as a one-segment entity for financial reporting purposes.

The 2013 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2014, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2014 or 2013. The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at March 31, 2014 was $17.36.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2014 was $12.58 and the NASDAQ Bank Index value at March 31, 2014 was 2,668.29.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2014
Net unrealized losses on securities available-for-sale	$(6,336)	$—	$(6,336)
Securities with other-than-temporary impairment losses	—	(3,411)	(3,411)
Tax benefit	2,470	1,329	3,799
Balance at March 31, 2014	$(3,866)	$(2,082)	$(5,948)

December 31, 2013
Net unrealized gains on securities available-for-sale	$(10,272)	$—	$(10,272)
Securities with other-than-temporary impairment losses	—	(3,461)	(3,461)
Tax benefit	4,004	1,349	5,353
Balance at December 31, 2013	$(6,268)	$(2,112)	$(8,380)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2014	2013
Unrealized gains on available-for-sale securities	$191	353	Securities gains, net
			(Total reclassified amount before tax)
	(74)	(138)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$117	$215	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2014-04 - Receivables--Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure ("ASU 2014-04"). In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-04 to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property that collateralizes a consumer mortgage loan so that the loan should be derecognized, and the real estate property recognized, in the financial statements. ASU 2014-04 amends Topic 310-40 to clarify when an in substance repossession of foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan when either: (1) the creditor obtains legal title to the property upon completion of foreclosure or (2) the borrower conveys all interest in the property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASC 2014-04 is effective for annual and interim reporting periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,607,000	$3,528,000
Preferred stock dividends	(1,104,000)	(1,104,000)
Net income available to common stockholders	$2,503,000	$2,424,000
Weighted average common shares outstanding	5,883,340	5,955,284
Basic earnings per common share	$0.43	$0.41
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,503,000	$2,424,000
Effect of assumed preferred stock conversion	—	—
Net income applicable to diluted earnings per share	$2,503,000	$2,424,000
Weighted average common shares outstanding	5,883,340	5,955,284
Dilutive potential common shares:
Assumed conversion of stock options	—	1,284
Restricted stock awarded	8,017	10,015
Assumed conversion of preferred stock	—	—
Dilutive potential common shares	8,017	11,299
Diluted weighted average common shares outstanding	5,891,357	5,966,583
Diluted earnings per common share	$0.43	$0.41

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 because they were anti-dilutive:

	Three months ended March 31,
	2014	2013
Stock options to purchase shares of common stock	128,750	108,125
Average dilutive potential common shares associated with convertible preferred stock	2,494,790	2,494,801

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$173,522	$116	$(5,199)	$168,439
Obligations of states and political subdivisions	68,530	1,479	(908)	69,101
Mortgage-backed securities: GSE residential	207,859	1,654	(3,453)	206,060
Trust preferred securities	3,652	—	(3,411)	241
Other securities	4,035	29	(54)	4,010
Total available-for-sale	$457,598	$3,278	$(13,025)	$447,851

December 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$197,805	$137	$(7,574)	$190,368
Obligations of states and political subdivisions	65,304	1,031	(1,773)	64,562
Mortgage-backed securities: GSE residential	229,661	2,215	(4,275)	227,601
Trust preferred securities	3,652	—	(3,461)	191
Other securities	6,035	34	(67)	6,002
Total available-for-sale	$502,457	$3,417	$(17,150)	$488,724

The trust preferred securities represent one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty-four years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	March 31, 2013
Gross gains	$892	$353
Gross losses	(701)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at March 31, 2014 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$133,636	$34,803	$—	$—	$168,439
Obligations of state and political subdivisions	2,342	31,884	32,890	1,985	69,101
Mortgage-backed securities: GSE residential	2,696	116,555	86,809	—	206,060
Trust preferred securities	—	—	—	241	241
Other securities	—	—	3,946	64	4,010
Total investments	$138,674	$183,242	$123,645	$2,290	$447,851
Weighted average yield	1.65%	2.57%	2.60%	1.62%	2.28%
Full tax-equivalent yield	1.71%	3.04%	3.25%	2.32%	2.67%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2014.

Investment securities carried at approximately $298 million and $321 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2014 and December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$161,367	$(5,199)	$—	$—	$161,367	$(5,199)
Obligations of states and political subdivisions	22,370	(807)	2,001	(101)	24,371	(908)
Mortgage-backed securities: GSE residential	129,525	(3,101)	4,298	(352)	133,823	(3,453)
Trust preferred securities	—	—	241	(3,411)	241	(3,411)
Other securities	3,946	(54)	—	—	3,946	(54)
Total	$317,208	$(9,161)	$6,540	$(3,864)	$323,748	$(13,025)
December 31, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,074	$(7,574)	$—	$—	$183,074	$(7,574)
Obligations of states and political subdivisions	29,986	(1,708)	808	(65)	30,794	(1,773)
Mortgage-backed securities: GSE residential	131,125	(4,275)	13	—	131,138	(4,275)
Trust preferred securities	—	—	191	(3,461)	191	(3,461)
Other securities	3,933	(67)	—	—	3,933	(67)
Total	$348,118	$(13,624)	$1,012	$(3,526)	$349,130	$(17,150)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2014 and December 31, 2013, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2014 there were four obligations of states and political subdivisions with a fair value of $2,001,000 and unrealized losses of $101,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were two obligations of states and political subdivisions with a fair value of $808,000 and unrealized losses of $65,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2014 there were two mortgage-backed securities with a fair value of $4,298,000 and unrealized losses of $352,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one mortgage-backed security with a fair value of $13,000 and unrealized losses of $109 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2014, there was one trust preferred security with a fair value of $241,000 and unrealized losses of $3,411,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were one trust preferred securities with a fair value of $191,000 and unrealized losses of $3,461,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2014 or 2013.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at March 31, 2014. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	3,652	241	(3,411)	(1,111)

Other securities. At March 31, 2014 and December 31, 2013, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2014 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands).

Accumulated Credit Losses
	March 31, 2014	March 31, 2013
Credit losses on trust preferred securities held
Beginning of period	$1,111	$3,989
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$3,989

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

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2014 and December 31, 2013 follows (in thousands):

	March 31, 2014	December 31, 2013
Construction and land development	$28,260	$25,321
Agricultural real estate	108,112	109,376
1-4 Family residential properties	183,495	184,158
Multifamily residential properties	49,986	50,174
Commercial real estate	359,467	357,726
Loans secured by real estate	729,320	726,755
Agricultural loans	50,181	64,055
Commercial and industrial loans	187,796	168,227
Consumer loans	14,319	14,579
All other loans	9,035	9,094
Gross loans	990,651	982,710
Less:
Net deferred loan fees, premiums and discounts	348	420
Allowance for loan losses	13,603	13,249
Net loans	$976,700	$969,041

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,428,000 and $514,000 at March 31, 2014 and December 31, 2013, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2014, the Company’s loan portfolio included $158.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $133.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $15.0 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $13.7 million from $147.1 million at December 31, 2013 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $97.2 million of loans to lessors of non-residential buildings and $60.8 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	(125)	(31)	5	9	465	323
Losses charged off	(4)	—	(31)	(45)	—	(80)
Recoveries	64	1	15	31	—	111
Balance, end of period	$10,581	$503	$760	$372	$1,387	$13,603
Ending balance:
Individually evaluated for impairment	$359	$—	$—	$—	$—	$359
Collectively evaluated for impairment	$10,222	$503	$760	$372	$1,387	$13,244
Loans:
Ending balance	$631,172	$158,052	$188,007	$14,500	$—	$991,731
Ending balance:
Individually evaluated for impairment	$4,357	$—	$—	$—	$—	$4,357
Collectively evaluated for impairment	$626,815	$158,052	$188,007	$14,500	$—	$987,374

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	244	(142)	52	29	297	480
Losses charged off	(269)	—	(67)	(46)	—	(382)
Recoveries	65	1	8	36	—	110
Balance, end of period	$9,341	$417	$719	$422	$1,085	$11,984
Ending balance:
Individually evaluated for impairment	$569	$9	$—	$—	$—	$578
Collectively evaluated for impairment	$8,772	$408	$719	$422	$1,085	$11,406
Loans:
Ending balance	$561,523	$138,252	$187,651	$15,539	$—	$902,965
Ending balance:
Individually evaluated for impairment	$5,873	$1,110	$—	$—	$—	$6,983
Collectively evaluated for impairment	$555,650	$137,142	$187,651	$15,539	$—	$895,982
Year ended December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of year	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$26,820	$23,839	$106,875	$108,262	$182,913	$182,593	$49,986	$50,174
Watch	—	—	231	231	628	637	—	—
Substandard	1,440	1,482	1,037	912	1,468	1,531	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$28,260	$25,321	$108,143	$109,405	$185,009	$184,761	$49,986	$50,174

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$338,229	$335,284	$48,743	$62,439	$179,234	$158,107	$14,299	$14,558
Watch	17,815	17,998	—	193	3,211	3,515	—	—
Substandard	2,750	3,717	1,515	1,496	5,491	6,731	20	21
Doubtful	—	—	—	—	—	—	—	—
Total	$358,794	$356,999	$50,258	$64,128	$187,936	$168,353	$14,319	$14,579

	All Other Loans		Total Loans
	2014	2013	2014	2013
Pass	$9,026	$9,084	$956,125	$944,340
Watch	—	—	21,885	22,574
Substandard	—	—	13,721	15,890
Doubtful	—	—	—	—
Total	$9,026	$9,084	$991,731	$982,804

The following table presents the Company’s loan portfolio aging analysis at March 31, 2014 and December 31, 2013 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
March 31, 2014
Construction and land development	$—	$—	$—	$—	$28,260	$28,260	$—
Agricultural real estate	685	—	—	685	107,458	108,143	—
1-4 Family residential properties	453	125	175	753	184,256	185,009	—
Multifamily residential properties	—	—	—	—	49,986	49,986	—
Commercial real estate	647	1,013	—	1,660	357,134	358,794	—
Loans secured by real estate	1,785	1,138	175	3,098	727,094	730,192	—
Agricultural loans	97	—	—	97	50,161	50,258	—
Commercial and industrial loans	144	21	96	261	187,675	187,936	—
Consumer loans	58	8	3	69	14,250	14,319	—
All other loans	—	—	—	—	9,026	9,026	—
Total loans	$2,084	$1,167	$274	$3,525	$988,206	$991,731	$—
December 31, 2013
Construction and land development	$—	$—	$—	$—	$25,321	$25,321	$—
Agricultural real estate	299	—	—	299	109,106	109,405	—
1-4 Family residential properties	326	146	371	843	183,918	184,761	—
Multifamily residential properties	—	—	—	—	50,174	50,174	—
Commercial real estate	568	1,030	145	1,743	355,256	356,999	—
Loans secured by real estate	1,193	1,176	516	2,885	723,775	726,660	—
Agricultural loans	122	49	—	171	63,957	64,128	—
Commercial and industrial loans	113	88	62	263	168,090	168,353	—
Consumer loans	83	25	4	112	14,467	14,579	—
All other loans	—	—	—	—	9,084	9,084	—
Total loans	$1,511	$1,338	$582	$3,431	$979,373	$982,804	$—

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

The following tables present impaired loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,440	$2,290	$145	$614	$614	$76
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	178	178	1	—	—	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	316	316	122	1,096	1,096	301
Loans secured by real estate	1,934	2,784	268	1,710	1,710	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	90	90	91	275	275	227
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$2,024	$2,874	$359	$1,985	$1,985	$604
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$869	$1,727	$—
Agricultural real estate	101	108	—	105	113	—
1-4 Family residential properties	900	1,231	—	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,859	1,886	—	1,750	1,778	—
Loans secured by real estate	2,860	3,225	—	3,834	5,176	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	569	885	—	613	946	—
Consumer loans	32	42	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$3,461	$4,152	$—	$4,484	$6,173	$—
Total loans:
Construction and land development	$1,440	$2,290	$145	$1,483	$2,341	$76
Agricultural real estate	101	108	—	105	113	—
1-4 Family residential properties	1,078	1,409	1	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,175	2,202	122	2,846	2,874	301
Loans secured by real estate	4,794	6,009	268	5,544	6,886	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	659	975	91	888	1,221	227
Consumer loans	32	42	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$5,485	$7,026	$359	$6,469	$8,158	$604

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	For the three months ended
	March 31, 2014		March 31, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,446	$—	$1,477	$—
Agricultural real estate	101	—	519	—
1-4 Family residential properties	1,083	2	1,817	1
Multifamily residential properties	—	—	—	—
Commercial real estate	2,185	1	2,435	—
Loans secured by real estate	4,815	3	6,248	1
Agricultural loans	—	—	798	—
Commercial and industrial loans	674	2	1,366	—
Consumer loans	34	—	71	—
All other loans	—	—	—	—
Total loans	$5,523	$5	$8,483	$1

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $307,000 of 1-4 Family residential properties, $39,000 of commercial real estate, and $23,000 of consumer loans at March 31, 2014 and $79,000 of 1-4 family residential properties, $9,000 of commercial and industrial and $13,000 of consumer loans at March 31, 2013. For the three months ended March 31, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2014 and December 31, 2013 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2014	December 31, 2013
Construction and land development	$1,440	$1,483
Agricultural real estate	101	105
1-4 Family residential properties	771	1,009
Multifamily residential properties	—	—
Commercial real estate	2,136	2,807
Loans secured by real estate	4,448	5,404
Agricultural loans	—	—
Commercial and industrial loans	659	706
Consumer loans	9	11
All other loans	—	—
Total loans	$5,116	$6,121

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $37,000 and $56,000 for the three months ended March 31, 2014 and 2013, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at March 31, 2014 and December 31, 2013 was $3.1 million and $3.2 million, respectively.  Approximately $359,000 and $431,000 in specific reserves have been established with respect to these loans as of March 31, 2014 and December 31, 2013, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2014 and December 31, 2013 (in thousands).

Troubled debt restructurings:	March 31, 2014	December 31, 2013
Construction and land development	$1,440	$1,482
1-4 Family residential properties	501	306
Commercial real estate	883	899
Loans secured by real estate	2,824	2,687
Commercial and industrial loans	298	487
Consumer loans	23	26
Total	$3,145	$3,200
Performing troubled debt restructurings:
1-4 Family residential properties	$307	$101
Commercial real estate	39	39
Loans secured by real estate	346	140
Commercial and industrial loans	—	182
Consumer loans	23	26
Total	$369	$348

The following table presents loans modified as TDRs during the three months ended March 31, 2014 and 2013, as a result of various modified loan factors (in thousands):

	March 31, 2014			March 31, 2013
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	2	207	(c)	2	73	(a)(b)(c)
Commercial real estate	—	—		—	—
Loans secured by real estate	2	207		2	73
Commercial and industrial loans	—	—		1	9	(c)
Total	2	$207		3	$82

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the three months ended March 31, 2014 or the year ended December 31, 2013.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $81.3 million at March 31, 2014, a decrease of $37.9 million from $119.2 million at December 31, 2013. The decrease during the first three months of 2014 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses.

FHLB borrowings decreased $10 million to $10 million at March 31, 2014 from $20 million at December 31, 2013 due to the maturity of one $10 million short-term advance. At March 31, 2014 the advances were as follows:

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2014,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$168,439	$—	$168,439	$—
Obligations of states and political subdivisions	69,101	—	69,101	—
Mortgage-backed securities	206,060	—	206,060	—
Trust preferred securities	241	—	—	241
Other securities	4,010	64	3,946	—
Total available-for-sale securities	$447,851	$64	$447,546	$241
December 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,368	$—	$190,368	$—
Obligations of states and political subdivisions	64,562	—	64,562	—
Mortgage-backed securities	227,601	—	227,601	—
Trust preferred securities	191	—	—	191
Other securities	6,002	67	5,935	—
Total available-for-sale securities	$488,724	$67	$488,466	$191

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 is summarized as follows (in thousands):

Available-for-Sale Securities
March 31, 2014	Trust Preferred Securities
Beginning balance	$191
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in net income	—
Included in other comprehensive income (loss)	50
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	—
Settlements	—
Ending balance	$241
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Available-for-Sale Securities
March 31, 2013	Trust Preferred Securities
Beginning balance	$585
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in net income	—
Included in other comprehensive income (loss)	180
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	—
Settlements	(184)
Ending balance	$581
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2014 was $2,027,000 and a fair value of $1,668,000 resulting in specific loss exposures of $359,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2014 was $582,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Impaired loans (collateral dependent)	$1,668	$—	$—	$1,668
December 31, 2013
Impaired loans (collateral dependent)	$1,383	$—	$—	$1,383
Foreclosed assets held for sale	172	—	—	172

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

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$241	Discounted cash flow	Discount rate		14.9%
			Constant prepayment rate (1)		1.3%
			Cumulative projected prepayments		23.9%
			Probability of default		0.3%
			Projected cures given deferral		54.7%
			Loss severity		96.6%
Impaired loans (collateral dependent)	$1,668	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$191	Discounted cash flow	Discount rate	15.5%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.5%
			Probability of default	0.20%
			Projected cures given deferral	50.7%
			Loss severity	96.1%
Impaired loans (collateral dependent)	$1,383	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$172	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

Other Borrowings and Interest Payable
The carrying amount approximates fair value.

Subordinated Debentures and Federal Home Loan Bank Advances
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Cash and due from banks	$72,092	$72,092	$72,092	$—	$—
Federal funds sold	496	496	496	—	—
Available-for-sale securities	447,851	447,851	64	447,546	241
Loans held for sale	1,428	1,428	—	1,428	—
Loans net of allowance for loan losses	976,700	987,178	—	—	987,178
Interest receivable	5,845	5,845	—	5,845	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,305,825	$1,305,958	$—	$1,076,494	$229,464
Securities sold under agreements to repurchase	81,277	81,279	—	81,279	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	10,000	10,483	—	10,483	—
Other borrowings	1,000	1,000	—	1,000	—
Junior subordinated debentures	20,620	12,276	—	12,276	—

December 31, 2013
Financial Assets
Cash and due from banks	$64,605	$64,605	$64,605	$—	$—
Federal funds sold	497	497	497	—	—
Available-for-sale securities	488,724	488,724	67	488,466	191
Loans held for sale	514	514	—	514	—
Loans net of allowance for loan losses	969,041	964,253	—	—	964,253
Interest receivable	6,614	6,614	—	6,614	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,287,616	$1,287,887	$—	$1,058,965	$228,922
Securities sold under agreements to repurchase	119,187	119,190	—	119,190	—
Interest payable	277	277	—	277	—
Federal Home Loan Bank borrowings	20,000	20,530	—	20,530	—
Junior subordinated debentures	20,620	12,041	—	12,041	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2014 and 2013.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2013 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $3,607,000 and $3,528,000 for the three months ended March 31, 2014 and 2013, respectively. Diluted net income per common share available to common stockholders was $0.43 and $0.41 for the three months ended March 31, 2014 and 2013. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2014 and 2013, compared to the performance ratios for the year ended December 31, 2013:

	Three months ended		Year ended
	March 31, 2014	March 31, 2013	December 31, 2013
Return on average assets	0.91%	0.89%	0.94%
Return on average common equity	9.96%	9.21%	10.11%
Average equity to average assets	9.58%	9.97%	9.81%

Total assets were $1.58 billion at March 31, 2014, compared to $1.61 billion as of December 31, 2013. From December 31, 2013 to March 31, 2014, cash and interest bearing deposits increased $7.5 million, net loan balances increased $7.7 million and investment securities decreased $40.9 million. The decline in investment securities balance was primarily due to securities that matured or were sold and were not replaced as funds were used to repay maturing borrowings.

Net loan balances were $977 million at March 31, 2014, an increase of $7.7 million, from $969 million at December 31, 2013. The increase in loan balances was primarily in commercial and industrial loans offset by declines in agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.41% for the three months ended March 31, 2014, up from 3.33% for the same period in 2013. This increase was primarily due to the shift in balances from investment securities to higher-yielding loans, the increase in yields on investments and a the reduction in deposit costs. Net interest income before the provision for loan losses was $12.5 million compared to net interest income of $12.2 million for the same period in 2013.

Total non-interest income of $4.5 million decreased $69,000 or 1.52% from $4.6 million for the same period last year. Gains on the sale of securities were $191,000 for the three months ended March 31, 2014 compared to $353,000 for the same period last year. Mortgage banking income decreased from $286,000 for the first quarter of 2013 to $98,000 for the first quarter of this year as the greater refinance activity and new purchase activity has slowed. Revenues from trust and brokerage increased from the first quarter of last year. Insurance revenues also increased due to more contingency income received from carriers based upon claims experience.

Total non-interest expense of $11 million increased $348,000 or 3.28% from $10.6 for the same period last year primarily due to increases in salaries and employee benefits and building maintenance fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2014 versus 2013
Three months ended March 31,
Net interest income	$343
Provision for loan losses	157
Other income, including securities transactions	(69)
Other expenses	(348)
Income taxes	(4)
Increase in net income	$79

Credit quality is an area of importance to the Company. Total nonperforming loans were $5.5 million at March 31, 2014, compared to $8.3 million at March 31, 2013 and $6.5 million at December 31, 2013. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $582,000 at March 31, 2014 compared to $1.2 million on March 31, 2013 and $568,000 million on December 31, 2013. The Company’s provision for loan losses for the three months ended March 31, 2014 and 2013 was $323,000 and $480,000, respectively.  Total loans past due 30 days or more declined to .36% of loans March 31, 2014 compared to .57% at March 31, 2013, and .35% of loans at December 31, 2013.  At March 31, 2014, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 73.6% of the loan portfolio as of March 31, 2014 and 74% as of December 31, 2013. During the three months ended March 31, 2014, annualized net recoveries were .01% of average loans compared to .12% for the same period in 2013.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2014 and 2013 and December 31, 2013 was 14.24%, 14.89% and 14.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2014 and 2013 and December 31, 2013 was 15.46%, 16.06% and 15.58%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2014 and 2013 were $256 million and $237 million, respectively.  The increase in 2014 was primarily the result of several larger commercial and commercial real estate lines of credit that were paid down at March 31, 2014.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $184,000 and $199,000 for this assessment during the first three months of 2014 and 2013, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality during 2013 and 2014.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $22,000 and $23,000 during the first three months of 2014 and 2013, respectively, for this assessment.

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

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2014 and 2013 in the following table (dollars in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$46,670	$27	0.24%	$24,424	$14	0.24%
Federal funds sold	496	—	0.10%	21,054	4	0.08%
Certificates of deposit investments	—	—	—%	6,353	8	0.52%
Investment securities
Taxable	383,698	1,951	2.03%	472,893	2,263	1.91%
Tax-exempt (1)	66,842	572	3.42%	57,236	478	3.34%
Loans (2)(3)(4)	990,608	10,812	4.43%	901,327	10,435	4.70%
Total earning assets	1,488,314	13,362	3.64%	1,483,287	13,202	3.61%
Cash and due from banks	42,261			33,553
Premises and equipment	28,301			29,457
Other assets	46,596			43,564
Allowance for loan losses	(13,468)			(12,056)
Total assets	$1,592,004			$1,577,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$553,452	$184	0.13%	$536,324	$219	0.17%
Savings deposits	284,803	91	0.13%	300,405	177	0.24%
Time deposits	229,753	334	0.59%	206,570	400	0.78%
Securities sold under agreements to repurchase	99,478	12	0.05%	90,993	15	0.07%
FHLB advances	16,111	68	1.71%	5,000	57	4.64%
Junior subordinated debt	20,620	126	2.48%	20,620	130	2.56%
Other debt	11	—	—%	—	—	—%
Total interest-bearing liabilities	1,204,228	815	0.27%	1,159,912	998	0.35%
Non interest-bearing demand deposits	225,854			251,872
Other liabilities	9,370			8,713
Stockholders' equity	152,552			157,308
Total liabilities & equity	$1,592,004			$1,577,805
Net interest income		$12,547			$12,204
Net interest spread			3.37%			3.26%
Impact of non-interest bearing funds			0.04%			0.07%
Net yield on interest- earning assets			3.41%			3.33%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2014, compared to the same periods in 2013 (in thousands):

	Three months ended March 31, 2014 compared to 2013 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$13	$13	$—
Federal funds sold	(4)	(10)	6
Certificates of deposit investments	(8)	(4)	(4)
Investment securities:
Taxable	(312)	(1,085)	773
Tax-exempt (2)	94	82	12
Loans (3)	377	3,319	(2,942)
Total interest income	160	2,315	(2,155)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(35)	47	(82)
Savings deposits	(86)	(9)	(77)
Time deposits	(66)	227	(293)
Securities sold under agreements to repurchase	(3)	8	(11)
FHLB advances	11	237	(226)
Junior subordinated debt	(4)	—	(4)
Other debt	—	(326)	326
Total interest expense	(183)	184	(367)
Net interest income	$343	$2,131	$(1,788)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $343,000, or 2.8%, to $12.5 million for the three months ended March 31, 2014, from $12.2 million for the same period in 2013. Net interest income increased due to the growth in average earning assets and an increase in the net interest margin. The net interest margin increased due to the shift in balances of investment securities to higher-yielding loans, an increase in yield on investments and the reduction in deposit costs.

For the three months ended March 31, 2014, average earning assets increased by $5.0 million, or .3%, and average interest-bearing liabilities increased $44.3 million or 3.8%, compared with average balances for the same period in 2013. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $22.2 million or 91.1%.

•	Average federal funds sold decreased $20.6 million or 97.6%.

•	Average certificates of deposit investments decreased by $6.4 million or 100%.

•	Average loans increased by $89.3 million or 9.9%.

•	Average securities decreased by $79.6 million or 15%.

•	Average deposits increased by $24.7 million or 2.4%.

•	Average securities sold under agreements to repurchase increased by $8.5 million or 9.3%.

•	Average borrowings and other debt increased by $11.1 million or 43.4%.

•	Net interest margin increased to 3.41% for the first three months of 2014 from 3.33% for the first three months of 2013.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.50% and 3.40% for the first three months of 2014 and 2013, respectively. The TE adjustments to net interest income for the three months ended March 31, 2014 and 2013 were $353,000 and $290,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2014 and 2013 was $323,000 and $480,000, respectively.  Nonperforming loans were $5.5 million and $8.3 million as of March 31, 2014 and 2013, respectively.  Net recoveries were $31,000 for the three months ended March 31, 2014 compared to net charge-offs of $272,000 during the same period in 2013.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change
Trust revenues	$933	$893	$40
Brokerage commissions	250	171	79
Insurance commissions	558	486	72
Service charges	1,144	1,140	4
Security gains, net	191	353	(162)
Mortgage banking revenue, net	98	286	(188)
ATM / debit card revenue	973	883	90
Other	334	338	(4)
Total other income	$4,481	$4,550	$(69)

Following are explanations of the changes in these other income categories for the three months ended March 31, 2014 compared to the same period in 2013:

•
Trust revenues increased $40,000 or 4.5% to $933,000 from $893,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $733.1 million at March 31, 2014 compared to $660.5 million at March 31, 2013.

•	Revenues from brokerage increased $79,000 or 46.2% to $250,000 from $171,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $72,000 or 14.8% to $558,000 from $486,000 due to an increase in contingency income received from carriers based on claims experience during 2014 compared to 2013.

•	Fees from service charges remained the same at $1.14 million for the three-month periods ended March 31, 2014 and 2013.

•	The sale of securities during the three months ended March 31, 2014 resulted in net securities gains of $191,000 compared to $353,000 during the three months ended March 31, 2013.

•	Mortgage banking income decreased $188,000 or 65.7% to $98,000 from $286,000. Loans sold balances were as follows:

•	$6.7 million (representing 58 loans) for the first quarter of 2014.

•	$19.3 million (representing 159 loans) for the first quarter of 2013.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $90,000 or 10.2% to $973,000 from $883,000 due to an increase in electronic transactions and incentives received from VISA.

•
Other income decreased $4,000 or 1.2% to $334,000 from $338,000 due to a decline in rental income from other real estate owned that was sold during the third quarter of 2013 and less loan closing fees compared to 2013.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change
Salaries and employee benefits	$6,053	$5,797	$256
Net occupancy and equipment expense	2,149	2,043	106
Net other real estate owned expense	21	116	(95)
FDIC insurance	206	222	(16)
Amortization of intangible assets	162	170	(8)
Stationery and supplies	155	141	14
Legal and professional	562	548	14
Marketing and donations	264	243	21
Other operating expenses	1,388	1,332	56
Total other expense	$10,960	$10,612	$348

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2014 compared to the same period in 2013:

•
Salaries and employee benefits, the largest component of other expense, increased $256,000 or 4.4% to $6.1 million from $5.8 million.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2014. There were 400 and 401 full-time equivalent employees at March 31, 2014 and 2013, respectively.

•
Occupancy and equipment expense increased $106,000 or 5.2% to $2.1 million from $2.0 million. This increase was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company.

•
Net other real estate owned expense decreased $95,000 or 81.9% to $21,000 from $116,000. The decrease in 2014 was primarily due to a decline in maintenance and real estate tax expense as less properties are owned by the Company and less write downs of properties to appraised value during 2014 compared to 2013.

•	FDIC insurance expense decreased $16,000 or 7.2% to $206,000 from $222,000 due to lower assessment rates during 2014 compared to 2013.

•
Expense for amortization of intangible assets decreased $8,000 or 4.7% to $162,000 from $170,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in intangible amortization expense in 2013 was due to less amortization expense for core deposit intangibles in 2014 compared to 2013.

•	Other operating expenses increased $56,000 or 4.2% to $1.4 million in 2014 from $1.3 million in 2013 due to increases in various expenses.

•
On a net basis, all other categories of operating expenses increased $49,000 or 5.3% to $981,000 in 2014 from $932,000 in 2013.  The increase was due to various increases in stationery and supplies, legal and professional fees, and marketing and promotion.

Income Taxes

Total income tax expense amounted to $2,138,000 (37.2% effective tax rate) for the three months ended March 31, 2014, compared to $2,134,000 (37.7% effective tax rate) for the same period in 2013.

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

The following table sets forth the amortized cost of the available-for-sale securities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$173,522	1.56%	$197,805	1.56%
Obligations of states and political subdivisions	68,530	3.41%	65,304	3.43%
Mortgage-backed securities: GSE residential	207,859	2.55%	229,661	2.60%
Trust preferred securities	3,652	1.13%	3,652	1.14%
Other securities	4,035	1.20%	6,035	1.17%
Total securities	$457,598	2.28%	$502,457	2.27%

At March 31, 2014, the Company’s investment portfolio decreased by $44.9 million from December 31, 2013 due to maturities and sales of various securities that have not been replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2014 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2014 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$173,522	$168,439	$4,962	$162,054	$1,423	$—	$—	$—
Obligations of state and political subdivisions	68,530	69,101	5,092	38,465	22,990	1,097	—	1,457
Mortgage-backed securities (2)	207,859	206,060	—	—	—	—	—	206,060
Trust preferred securities	3,652	241	—	—	—	—	241	—
Other securities	4,035	4,010	—	—	1,995	1,951	—	64
Total investments	$457,598	$447,851	$10,054	$200,519	$26,408	$3,048	$241	$207,581

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

The following table contains information regarding the remaining trust preferred security as of March 31, 2014:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,652,000
Fair value	$241,000
Unrealized gains/(losses)	$(3,411,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	30
Number of issuers in default	8
Number of issuers in deferral	5
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	19.1%
Remaining collateral	$340,988,000
Actual defaults & deferrals as a % of remaining collateral	20.2%
Expected defaults & deferrals as a % of remaining collateral	25.7%
Estimated incremental defaults required to break yield	$34,085,000
Performing collateral	$273,988,000
Current balance of class	$37,664,000
Subordination	$277,120,000
Excess subordination	$(3,132,000)
Excess subordination as a % of remaining performing collateral	(1.1)%
Discount rate (1)	1.53%-5.63%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At March 31, 2014 and 2013 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of the security, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine tranche or class which is subordinate to more senior tranches of the issue. The Company is receiving PIK for this security due to failure of the required senior tranche coverage tests described. This security is projected to remain in PIK status for approximately two more quarters.

The impact of payment of PIK to subordinate tranches is to strengthen the position of the senior tranches by reducing the senior tranches’ principal balances relative to available collateral and cash flow.  The impact to the subordinate tranches is to increase principal balances, decrease cash flow, and increase credit risk to the tranches receiving the PIK. The risk to holders of a security of a tranche in PIK status is that the remaining total cash flow will not be sufficient to repay all principal and capitalized interest related to the investment.

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the trust preferred security on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the security.  The Company intends to keep the security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of the securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company has performed further detailed analysis of the investments cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at March 31, 2014 and December 31, 2013.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	% Outstanding Loans	December 31, 2013	% Outstanding Loans
Construction and land development	$28,260	2.8%	$25,321	2.6%
Agricultural real estate	108,143	10.9%	109,405	11.1%
1-4 Family residential properties	185,009	18.7%	184,761	18.8%
Multifamily residential properties	49,986	5.0%	50,174	5.1%
Commercial real estate	358,794	36.2%	356,999	36.4%
Loans secured by real estate	730,192	73.6%	726,660	74.0%
Agricultural loans	50,258	5.1%	64,128	6.5%
Commercial and industrial loans	187,936	19.0%	168,353	17.1%
Consumer loans	14,319	1.4%	14,579	1.5%
All other loans	9,026	0.9%	9,084	0.9%
Total loans	$991,731	100.0%	$982,804	100.0%

Overall net loans increased $7.7 million, or .79%.  The increase was primarily due to increases in commercial and industrial loans offset by a decrease in agricultural loans, and operating loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.4 million and $.5 million as of March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	343,717	34.7%	323,220	32.9%
Sullivan region	128,958	13.0%	133,573	13.6%
Decatur region	236,855	23.9%	241,784	24.6%
Peoria region	166,362	16.7%	166,618	16.9%
Highland region	115,839	11.7%	117,609	12.0%
Total all regions	$991,731	100.0%	$982,804	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2014 and 2013, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2014 and December 31, 2013, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$133,425	13.45%	$147,110	14.97%
Lessors of non-residential buildings	97,152	9.80%	97,982	9.97%
Lessors of residential buildings & dwellings	60,849	6.14%	58,792	5.98%
Hotels and motels	50,948	5.14%	50,608	5.15%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2014, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$16,586	$6,990	$4,684	$28,260
Agricultural real estate	10,742	42,350	55,051	108,143
1-4 Family residential properties	21,326	85,928	77,755	185,009
Multifamily residential properties	1,611	20,787	27,588	49,986
Commercial real estate	35,010	215,665	108,119	358,794
Loans secured by real estate	85,275	371,720	273,197	730,192
Agricultural loans	29,513	19,555	1,190	50,258
Commercial and industrial loans	102,392	66,083	19,461	187,936
Consumer loans	2,732	10,965	622	14,319
All other loans	481	2,533	6,012	9,026
Total loans	$220,393	$470,856	$300,482	$991,731

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2014, loans with maturities over one year consisted of approximately $679.1 million in fixed rate loans and approximately $92.2 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Nonaccrual loans	$5,116	$6,121
Restructured loans which are performing in accordance with revised terms	369	348
Total nonperforming loans	5,485	6,469
Repossessed assets	582	568
Total nonperforming loans and repossessed assets	$6,067	$7,037
Nonperforming loans to loans, before allowance for loan losses	0.55%	0.66%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.61%	0.72%

The $1,005,000 decrease in nonaccrual loans during 2014 resulted from the net of $305,000 of loans put on nonaccrual status, offset by $186,000 of loans transferred to other real estate owned, $23,000 of loans charged off and $1,101,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,440	28.1%	$1,483	24.2%
Agricultural real estate	101	2.0%	105	1.7%
1-4 Family residential properties	771	15.0%	1,009	16.5%
Commercial real estate	2,136	41.8%	2,807	45.9%
Loans secured by real estate	4,448	86.9%	5,404	88.3%
Agricultural loans	—	—%	—	—%
Commercial and industrial loans	659	12.9%	706	11.5%
Consumer loans	9	0.2%	11	0.2%
Total loans	$5,116	100.0%	$6,121	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $37,000 and $56,000 for the three months ended March 31, 2014 and 2013, respectively.

The $14,000 increase in repossessed assets during the first three months of 2014 resulted from the net of $186,000 of additional assets repossessed and $172,000 of repossessed assets sold.

The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	47.9%	$278	49.0%
Farm Loans	3	0.5%	3	0.5%
1-4 family residential properties	63	10.8%	135	23.8%
Commercial real estate	132	22.6%	46	8.0%
Total real estate	476	81.8%	462	81.3%
Agricultural Loans	106	18.2%	106	18.7%
Total repossessed collateral	$582	100.0%	$568	81.3%

Repossessed assets sold during the first three months of 2014 resulted in net losses of $12,000, all of which was related to real estate asset sales. Repossessed assets sold during 2013 resulted in net losses of $37,000, of which $32,000 was related to real estate asset sales and $5,000 was related to other repossessed assets.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened in economic conditions, management also increased its allocation to various loan categories for economic factors during 2014 and 2013. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2014, the Company’s loan portfolio included $158.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $133.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $15 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $13.7 million from $147.1 million at December 31, 2013.

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

In addition, the Company has $50.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $97.2 million of loans to lessors of non-residential buildings and $60.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of March 31, 2014 and 2013, and of changes in the allowance for the three month periods ended March 31, 2014 and 2013, is as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Average loans outstanding, net of unearned income	$990,608	$901,327
Allowance-beginning of period	13,249	11,776
Charge-offs:
Real estate-mortgage	31	136
Commercial, financial & agricultural	4	200
Installment	7	5
Other	38	41
Total charge-offs	80	382
Recoveries:
Real estate-mortgage	40	10
Commercial, financial & agricultural	40	64
Installment	7	3
Other	24	33
Total recoveries	111	110
Net charge-offs (recoveries)	(31)	272
Provision for loan losses	323	480
Allowance-end of period	$13,603	$11,984
Ratio of annualized net charge-offs to average loans	0.01%	0.12%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.37%	1.33%
Ratio of allowance for loan losses to nonperforming loans	248.0%	145.1%

The ratio of the allowance for loan losses to nonperforming loans is 248.0% as of March 31, 2014 compared to 145.1% as of March 31, 2013.  During the first three months of 2014, the Company had net recoveries of $31,000 compared to net charge offs of $272,000 in 2013. There were no significant charge offs during the first three months of 2014.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013 (dollars in thousands):

	Three Months Ended March 31, 2014		Three months ended March 31, 2013		Year ended December 31, 2013
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$225,854	—%	$251,872	—%	$237,373	—%
Interest-bearing	553,452	0.13%	536,324	0.17%	544,157	0.15%
Savings	284,803	0.13%	300,405	0.24%	294,615	0.15%
Time deposits	229,753	0.59%	206,570	0.79%	207,454	0.70%
Total average deposits	$1,293,862	0.19%	$1,295,171	0.25%	$1,283,599	0.21%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Year ended December 31, 2013
High month-end balances of total deposits	$1,305,825	$1,310,169	$1,310,169
Low month-end balances of total deposits	1,279,569	1,288,824	1,263,941

During the first three months of 2014, the average balance of deposits increased by $10.3 million from the average balance for the year ended December 31, 2013. Average non-interest bearing deposits decreased by $11.5 million, average interest bearing account balances increased by $9.3 million, savings account balances decreased $9.8 million and balances of time deposits increased $22.3 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
3 months or less	$19,193	$17,946
Over 3 through 6 months	19,164	12,625
Over 6 through 12 months	36,079	38,084
Over 12 months	23,486	28,060
Total	$97,922	$96,715

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2014 and December 31, 2013 is presented below (dollars in thousands):

	March 31, 2014	December 31, 2013
Securities sold under agreements to repurchase	$81,277	$119,187
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	—	10,000
Debt:
Debt due in one year or less	1,000	—
Junior subordinated debentures	20,620	20,620
Total	$112,897	$159,807
Average interest rate at end of period	0.72%	0.47%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$103,213	$119,187
Fed funds	—	5,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	11,000
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	10,000	10,000
Debt:
Debt due in one year or less	1,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$99,478	$87,468
Federal funds purchased	—	1,463
Federal Home Loan Bank advances:
FHLB-overnight	—	2,915
Fixed term – due in one year or less	6,111	3,589
Fixed term – due after one year	10,000	6,754
Debt:
Loans due in one year or less	11	—
Junior subordinated debentures	20,620	20,620
Total	$136,220	$122,809
Average interest rate during the period	0.23%	0.68%

Securities sold under agreements to repurchase declined $37.9 million during the first three months of 2014 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2014 the fixed term advances consisted of $10 million as follows:

•	$5 million advance at .57% with a 2-year maturity, due August 26, 2015

•	$5 million advance at 4.58% with a 10-year maturity, due July 13, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $1 million as of March 31, 2014. This loan was renewed on April 18, 2014 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.34% at March 31, 2014). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2014 and 2013 and December 31, 2013.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.09% at March 31, 2014 and December 31, 2013), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.83% and 1.84% at and March 31, 2014 and December 31, 2013, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013.  Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or First Mid Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2014 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$34,671	$—	$—	$—	$—	$—	$34,671	$34,671
Taxable investment securities	64	1,214	19	28,379	29,169	319,906	378,751	378,751
Nontaxable investment securities	10	561	1,848	647	906	65,128	69,100	69,100
Loans	407,997	140,479	145,523	176,432	60,885	60,415	991,731	1,002,209
Total	$442,742	$142,254	$147,390	$205,458	$90,960	$445,449	$1,474,253	$1,484,731
Interest-bearing liabilities:
Savings and NOW accounts	$119,858	$33,927	$35,207	$49,284	$50,733	$300,214	$589,223	$589,223
Money market accounts	220,987	3,374	3,468	4,498	4,592	24,273	261,192	261,192
Other time deposits	170,745	27,365	13,552	10,056	7,481	132	229,331	229,464
Short-term borrowings/debt	82,277	—	—	—	—	—	82,277	92,281
Long-term borrowings/debt	20,620	5,000	5,000	—	—	—	30,620	12,757
Total	$614,487	$69,666	$57,227	$63,838	$62,806	$324,619	$1,192,643	$1,184,917
Rate sensitive assets – rate sensitive liabilities	$(171,745)	$72,588	$90,163	$141,620	$28,154	$120,830	$281,610
Cumulative GAP	$(171,745)	$(99,157)	$(8,994)	$132,626	$160,780	$281,610
Cumulative amounts as % of total Rate sensitive assets	(11.6)%	4.9%	6.1%	9.6%	1.9%	8.2%
Cumulative Ratio	(11.6)%	(6.7)%	(0.6)%	9.0%	10.9%	19.1%

The static GAP analysis shows that at March 31, 2014, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At March 31, 2014, the Company’s stockholders' equity had increased $4.5 million, or 3.0%, to $153.9 million from $149.4 million as of December 31, 2013. During the first three months of 2014, net income contributed $3.6 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $2.4 million, net of tax and additional purchases of treasury stock (41,105 shares at an average cost of $21.94 per share) decreased stockholders’ equity by approximately $902,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2014 and December 31, 2013, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2014, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital (to risk-weighted assets)
Company	$173,444	15.46%	$89,772	> 8.00%	N/A	N/A
First Mid Bank	166,483	14.98	88,935	> 8.00	$111,169	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	159,841	14.24	44,886	> 4.00	N/A	N/A
First Mid Bank	152,880	13.75	44,467	> 4.00	66,701	> 6.00
Tier 1 Capital (to average assets)
Company	159,841	10.17	62,881	> 4.00	N/A	N/A
First Mid Bank	152,880	9.78	62,555	> 4.00	78,193	> 5.00
December 31, 2013
Total Capital (to risk-weighted assets)
Company	$170,344	15.58%	$87,472	> 8.00%	N/A	N/A
First Mid Bank	161,650	14.89	86,830	> 8.00	$108,538	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	157,095	14.37	43,736	> 4.00	N/A	N/A
First Mid Bank	148,401	13.67	43,415	> 4.00	65,123	> 6.00
Tier 1 Capital (to average assets)
Company	157,095	10.12	62,069	> 4.00	N/A	N/A
First Mid Bank	148,401	9.62	61,737	> 4.00	77,171	> 5.00

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2014, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2013 or 2012.  The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $61.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company's common stock.

•	On November 19, 2013 repurchases of $5 million additional shares of the Company's common stock.

During the three months ended March 31, 2014, the Company repurchased 41,105 shares at a total cost of approximately $902,000. Since 1998, the Company has repurchased a total of 3,448,172 shares at a total price of approximately $67,600,000.  As of March 31, 2014, the Company is authorized per all repurchase programs to purchase $4,099,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2014, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2014, the excess collateral at the FHLB would support approximately $95.2 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2014, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $1 million and $14 million in available funds.  This loan was renewed on April 18, 2014 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2014 and 2013 and December 31, 2013.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$229,331	$164,335	$44,302	$20,561	$133
Debt	21,620	1,000	—	—	20,620
Other borrowings	91,277	81,277	10,000	—	—
Operating leases	3,260	1,152	861	552	695
Supplemental retirement	849	50	200	187	412
	$346,337	$247,814	$55,363	$21,300	$21,860

For the three months ended March 31, 2014, net cash of $50,000 and $36.7 million was provided from operating activities and investing activities, respectively and $29.3 million was used in financing activities. In total, cash and cash equivalents increased by $7.5 million since year-end 2013.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Unused commitments and lines of credit:
Commercial real estate	$28,542	$23,770
Commercial operating	149,046	139,395
Home equity	24,295	24,071
Other	50,405	52,251
Total	$252,288	$239,487
Standby letters of credit	$4,096	$4,732

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2013.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	$5,001,000
February 1, 2014 - February 28, 2014	19,838	$22.57	19,838	$4,553,000
March 1, 2014 - March 31, 2014	21,267	$21.35	21,267	$4,099,000
Total	41,105	$21.94	41,105	$4,099,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 7, 2014

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

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 12)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.