Form 10-Q
period 2014-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2014-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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

As of August 7, 2014, 5,883,289 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks:
Non-interest bearing	$35,794	$33,453
Interest bearing	21,246	31,152
Federal funds sold	495	497
Cash and cash equivalents	57,535	65,102
Investment securities:
Available-for-sale, at fair value	439,190	488,724
Loans held for sale	929	514
Loans	1,021,322	982,290
Less allowance for loan losses	(13,681)	(13,249)
Net loans	1,007,641	969,041
Interest receivable	5,988	6,614
Other real estate owned	397	568
Premises and equipment, net	27,868	28,578
Goodwill, net	25,753	25,753
Intangible assets, net	2,162	2,487
Other assets	15,389	18,117
Total assets	$1,582,852	$1,605,498
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$226,544	$235,448
Interest bearing	1,064,353	1,052,168
Total deposits	1,290,897	1,287,616
Securities sold under agreements to repurchase	95,159	119,187
Interest payable	292	277
FHLB borrowings	10,000	20,000
Junior subordinated debentures	20,620	20,620
Other liabilities	7,260	8,417
Total liabilities	1,424,228	1,456,117
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,426 shares in 2014 and 10,427 shares in 2013	52,030	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,851,253 shares in 2014 and 7,797,597 shares in 2013	31,405	31,190
Additional paid-in capital	34,929	33,911
Retained earnings	90,483	86,578
Deferred compensation	3,088	2,989
Accumulated other comprehensive loss	(3,298)	(8,380)
Less treasury stock at cost, 1,954,922 in 2014 and 1,913,817 shares in 2013	(50,013)	(48,942)
Total stockholders’ equity	158,624	149,381
Total liabilities and stockholders’ equity	$1,582,852	$1,605,498

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$11,039	$10,390	$21,851	$20,825
Interest on investment securities	2,545	2,798	5,068	5,539
Interest on certificates of deposit investments	—	5	—	13
Interest on federal funds sold	—	2	—	6
Interest on deposits with other financial institutions	16	11	43	25
Total interest income	13,600	13,206	26,962	26,408
Interest expense:
Interest on deposits	583	664	1,192	1,460
Interest on securities sold under agreements to repurchase	10	10	22	25
Interest on FHLB borrowings	65	59	133	116
Interest on other borrowings	1	1	1	1
Interest on subordinated debentures	129	131	255	261
Total interest expense	788	865	1,603	1,863
Net interest income	12,812	12,341	25,359	24,545
Provision for loan losses	128	252	451	732
Net interest income after provision for loan losses	12,684	12,089	24,908	23,813
Other income:
Trust revenues	848	806	1,781	1,699
Brokerage commissions	233	218	483	389
Insurance commissions	441	410	999	896
Service charges	1,353	1,215	2,497	2,355
Securities gains, net	543	482	734	835
Mortgage banking revenue, net	158	305	256	591
ATM / debit card revenue	1,002	947	1,975	1,830
Other	412	331	746	669
Total other income	4,990	4,714	9,471	9,264
Other expense:
Salaries and employee benefits	6,054	5,972	12,107	11,769
Net occupancy and equipment expense	2,114	2,102	4,263	4,145
Net other real estate owned expense (income)	(39)	46	(18)	162
FDIC insurance	199	213	405	435
Amortization of intangible assets	163	171	325	341
Stationery and supplies	173	121	328	262
Legal and professional	677	614	1,239	1,162
Marketing and donations	245	264	509	507
Other	1,628	1,415	3,016	2,747
Total other expense	11,214	10,918	22,174	21,530
Income before income taxes	6,460	5,885	12,205	11,547
Income taxes	2,431	2,220	4,569	4,354
Net income	4,029	3,665	7,636	7,193
Dividends on preferred shares	1,104	1,105	2,208	2,209
Net income available to common stockholders	$2,925	$2,560	$5,428	$4,984

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited) (continued)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Per share data:
Basic net income per common share available to common stockholders	0.49	0.43	0.92	0.84
Diluted net income per common share available to common stockholders	0.48	0.43	0.91	0.84
Cash dividends declared per common share	0.26	0.21	0.26	0.21

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$4,029	$3,665	$7,636	$7,193
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,904) and $6,061 for three months ended June 30, 2014 and 2013, respectively and $(3,532) and $6,761 for six months ended June 30 2014 and 2013, respectively.	2,981	(9,488)	5,530	(10,584)
Less: reclassification adjustment for realized gains included in net income net of taxes of $212 and $188 for three months ended June 30, 2014 and 2013, respectively and $286 and $326 for six months ended June 30, 2014 and 2013, respectively.	(331)	(294)	(448)	(509)
Other comprehensive income (loss), net of taxes	2,650	(9,782)	5,082	(11,093)
Comprehensive income (loss)	$6,679	$(6,117)	$12,718	$(3,900)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$7,636	$7,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	451	732
Depreciation, amortization and accretion, net	2,035	2,475
Stock-based compensation expense	221	168
Gains on investment securities, net	(734)	(835)
(Gain) loss on sales of other real property owned, net	(38)	59
Loss on write down of fixed assets	19	24
Gains on sale of loans held for sale, net	(272)	(571)
Decrease in accrued interest receivable	626	789
Increase (decrease) in accrued interest payable	15	(70)
Origination of loans held for sale	(19,760)	(41,351)
Proceeds from sale of loans held for sale	19,617	40,066
(Increase) decrease in other assets	(329)	2,589
Decrease in other liabilities	(1,271)	(975)
Net cash provided by operating activities	8,216	10,293
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	4,673
Proceeds from sales of securities available-for-sale	63,142	29,112
Proceeds from maturities of securities available-for-sale	40,270	103,833
Purchases of securities available-for-sale	(45,427)	(176,694)
Net increase in loans	(39,293)	(3,934)
Purchases of premises and equipment	(496)	(679)
Proceeds from sales of other real property owned	451	790
Net cash provided by (used in) investing activities	18,647	(42,899)
Cash flows from financing activities:
Net increase (decrease) in deposits	3,281	(2,931)
Decrease in repurchase agreements	(24,028)	(18,790)
Proceeds from FHLB advances	—	10,000
Repayment of FHLB advances	(10,000)	(2,500)
Repayment of other borrowings	(1,000)	—
Proceeds from other borrowings	1,000	—
Proceeds from issuance of common stock	381	529
Conversion of preferred stock	(5)	—
Purchase of treasury stock	(902)	(1,593)
Dividends paid on preferred stock	(2,024)	(2,026)
Dividends paid on common stock	(1,133)	(930)
Net cash used in financing activities	(34,430)	(18,241)
Decrease in cash and cash equivalents	(7,567)	(50,847)
Cash and cash equivalents at beginning of period	65,102	82,712
Cash and cash equivalents at end of period	$57,535	$31,865

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Six months ended June 30,
(In thousands)	2014	2013

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,588	$1,933
Income taxes	4,685	5,407
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	242	665
Dividends reinvested in common stock	576	499
Net tax benefit related to option and deferred compensation plans	101	101

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2014 and 2013, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2014 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company operates as a one-segment entity for financial reporting purposes.

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

NASDAQ Listing

On May 12, 2014, the Company's common stock began trading on The NASDAQ Stock Market under the ticker "FMBH." Prior to the listing of the Company's common stock on NASDAQ, the common stock was traded on the OTC Bulletin Board.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2014, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2014 or 2013. The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2014 was $18.08.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at June 30, 2014 was $13.34 and the NASDAQ Bank Index value at June 30, 2014 was 2,668.29.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2014
Net unrealized losses on securities available-for-sale	$(2,325)	$—	$(2,325)
Securities with other-than-temporary impairment losses	—	(3,080)	(3,080)
Tax benefit	906	1,201	2,107
Balance at June 30, 2014	$(1,419)	$(1,879)	$(3,298)

December 31, 2013
Net unrealized gains on securities available-for-sale	$(10,272)	$—	$(10,272)
Securities with other-than-temporary impairment losses	—	(3,461)	(3,461)
Tax benefit	4,004	1,349	5,353
Balance at December 31, 2013	$(6,268)	$(2,112)	$(8,380)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2014	2013
Unrealized gains on available-for-sale securities	$734	835	Securities gains, net
			(Total reclassified amount before tax)
	(286)	(326)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$448	$509	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,029,000	$3,665,000	$7,636,000	$7,193,000
Preferred stock dividends	(1,104,000)	(1,105,000)	(2,208,000)	(2,209,000)
Net income available to common stockholders	$2,925,000	$2,560,000	$5,428,000	$4,984,000
Weighted average common shares outstanding	5,880,919	5,951,981	5,882,123	5,953,623
Basic earnings per common share	$0.49	$0.43	$0.92	$0.84
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,925,000	$2,560,000	$5,428,000	$4,984,000
Effect of assumed preferred stock conversion	1,104,000		2,208,000	—
Net income applicable to diluted earnings per share	$4,029,000	$2,560,000	$7,636,000	$4,984,000
Weighted average common shares outstanding	5,880,919	5,951,981	5,882,123	5,953,623
Dilutive potential common shares:
Assumed conversion of stock options	—	1,118	—	1,124
Restricted stock awarded	9,501	9,027	9,051	9,027
Assumed conversion of preferred stock	2,494,569	—	2,494,679	—
Dilutive potential common shares	2,504,070	10,145	2,503,730	10,151
Diluted weighted average common shares outstanding	8,384,989	5,962,126	8,386,303	5,963,774
Diluted earnings per common share	$0.48	$0.43	$0.91	$0.84

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2014 and 2013 because they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options to purchase shares of common stock	128,750	104,750	128,750	104,750
Average dilutive potential common shares associated with convertible preferred stock	—	2,494,801	—	2,494,801

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$163,914	$155	$(3,833)	$160,236
Obligations of states and political subdivisions	67,786	2,167	(343)	69,610
Mortgage-backed securities: GSE residential	205,411	1,859	(2,327)	204,943
Trust preferred securities	3,449	—	(3,080)	369
Other securities	4,035	30	(33)	4,032
Total available-for-sale	$444,595	$4,211	$(9,616)	$439,190

December 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$197,805	$137	$(7,574)	$190,368
Obligations of states and political subdivisions	65,304	1,031	(1,773)	64,562
Mortgage-backed securities: GSE residential	229,661	2,215	(4,275)	227,601
Trust preferred securities	3,652	—	(3,461)	191
Other securities	6,035	34	(67)	6,002
Total available-for-sale	$502,457	$3,417	$(17,150)	$488,724

The trust preferred securities represent one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty-three years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Gross gains	$1,435	$835
Gross losses	(701)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at June 30, 2014 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$120,920	$34,500	$4,816	$—	$160,236
Obligations of state and political subdivisions	3,560	32,518	31,499	2,033	69,610
Mortgage-backed securities: GSE residential	2,166	120,370	82,407	—	204,943
Trust preferred securities	—	—	—	369	369
Other securities	—	—	3,972	60	4,032
Total investments	$126,646	$187,388	$122,694	$2,462	$439,190
Weighted average yield	1.67%	2.50%	2.55%	1.64%	2.26%
Full tax-equivalent yield	1.75%	2.96%	3.17%	2.37%	2.66%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2014.

Investment securities carried at approximately $285 million and $321 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,926	$(74)	$137,393	$(3,759)	$142,319	$(3,833)
Obligations of states and political subdivisions	6,440	(41)	11,289	(302)	17,729	(343)
Mortgage-backed securities: GSE residential	29,223	(204)	83,470	(2,123)	112,693	(2,327)
Trust preferred securities	—	—	369	(3,080)	369	(3,080)
Other securities	—	—	1,967	(33)	1,967	(33)
Total	$40,589	$(319)	$234,488	$(9,297)	$275,077	$(9,616)
December 31, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,074	$(7,574)	$—	$—	$183,074	$(7,574)
Obligations of states and political subdivisions	29,986	(1,708)	808	(65)	30,794	(1,773)
Mortgage-backed securities: GSE residential	131,125	(4,275)	13	—	131,138	(4,275)
Trust preferred securities	—	—	191	(3,461)	191	(3,461)
Other securities	3,933	(67)	—	—	3,933	(67)
Total	$348,118	$(13,624)	$1,012	$(3,526)	$349,130	$(17,150)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2014, there were thirty U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $137,393,000 and unrealized losses of $3,759,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013 there were no obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates over the past year.

Obligations of states and political subdivisions.  At June 30, 2014 there were twenty-five obligations of states and political subdivisions with a fair value of $11,289,000 and unrealized losses of $302,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were two obligations of states and political subdivisions with a fair value of $808,000 and unrealized losses of $65,000 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates over the past year.

Mortgage-backed Securities: GSE Residential. At June 30, 2014 there were twenty-nine mortgage-backed securities with a fair value of $83,470,000 and unrealized losses of $2,123,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one mortgage-backed security with a fair value of $13,000 and unrealized losses of $109 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates over the past year.

Trust Preferred Securities. At June 30, 2014, there was one trust preferred security with a fair value of $369,000 and unrealized losses of $3,080,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were one trust preferred securities with a fair value of $191,000 and unrealized losses of $3,461,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2014 or 2013.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at June 30, 2014. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	3,449	369	(3,080)	(1,111)

Other securities. At June 30, 2014, there was one corporate bond with a fair value of $1,967,000 and unrealized losses of $33,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2014 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 (in thousands).

Accumulated Credit Losses
	June 30, 2014	June 30, 2013
Credit losses on trust preferred securities held
Beginning of period	$1,111	$3,989
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$3,989

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

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2014 and December 31, 2013 follows (in thousands):

	June 30, 2014	December 31, 2013
Construction and land development	$18,945	$25,321
Agricultural real estate	109,577	109,376
1-4 Family residential properties	181,778	184,158
Multifamily residential properties	53,295	50,174
Commercial real estate	379,245	357,726
Loans secured by real estate	742,840	726,755
Agricultural loans	55,578	64,055
Commercial and industrial loans	200,077	168,227
Consumer loans	14,052	14,579
All other loans	9,052	9,094
Gross loans	1,021,599	982,710
Less:
Net deferred loan fees, premiums and discounts	277	420
Allowance for loan losses	13,681	13,249
Net loans	$1,007,641	$969,041

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $929,000 and $514,000 at June 30, 2014 and December 31, 2013, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2014, the Company’s loan portfolio included $165.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $136.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $8.2 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $10.5 million from $147.1 million at December 31, 2013 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $51.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $104.9 million of loans to lessors of non-residential buildings and $64.0 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$10,581	$503	$760	$372	$1,387	$13,603
Provision charged to expense	200	21	6	27	(126)	128
Losses charged off	(28)	—	(14)	(60)	—	(102)
Recoveries	18	—	5	29	—	52
Balance, end of period	$10,771	$524	$757	$368	$1,261	$13,681
Ending balance:
Individually evaluated for impairment	$322	$—	$—	$—	$—	$322
Collectively evaluated for impairment	$10,449	$524	$757	$368	$1,261	$13,359
Three months ended June 30, 2013
Allowance for loan losses:
Balance, beginning of period	$9,341	$417	$719	$422	$1,085	$11,984
Provision charged to expense	40	(3)	92	(15)	138	252
Losses charged off	(98)	—	(19)	(51)	—	(168)
Recoveries	21	—	1	41	—	63
Balance, end of period	$9,304	$414	$793	$397	$1,223	$12,131
Ending balance:
Individually evaluated for impairment	$439	$—	$—	$—	$—	$439
Collectively evaluated for impairment	$8,865	$414	$793	$397	$1,223	$11,692
Six months ended June 30, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	75	(10)	11	36	339	451
Losses charged off	(32)	—	(45)	(105)	—	(182)
Recoveries	82	1	20	60	—	163
Balance, end of period	$10,771	$524	$757	$368	$1,261	$13,681
Ending balance:
Individually evaluated for impairment	$322	$—	$—	$—	$—	$322
Collectively evaluated for impairment	$10,449	$524	$757	$368	$1,261	$13,359
Loans:
Ending balance	$657,352	$164,841	$185,754	$14,304	$—	$1,022,251
Ending balance:
Individually evaluated for impairment	$3,648	$—	$—	$—	$—	$3,648
Collectively evaluated for impairment	$653,704	$164,841	$185,754	$14,304	$—	$1,018,603

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	284	(145)	144	14	435	732
Losses charged off	(367)	—	(86)	(97)	—	(550)
Recoveries	86	1	9	77	—	173
Balance, end of period	$9,304	$414	$793	$397	$1,223	$12,131
Ending balance:
Individually evaluated for impairment	$439	$—	$—	$—	$—	$439
Collectively evaluated for impairment	$8,865	$414	$793	$397	$1,223	$11,692
Loans:
Ending balance	$564,526	$147,218	$188,255	$15,814	$—	$915,813
Ending balance:
Individually evaluated for impairment	$5,232	$312	$—	$—	$—	$5,544
Collectively evaluated for impairment	$559,294	$146,906	$188,255	$15,814	$—	$910,269
Year ended December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of year	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$18,101	$23,839	$107,840	$108,262	$180,594	$182,593	$53,295	$50,174
Watch	—	—	294	231	718	637	—	—
Substandard	844	1,482	1,476	912	1,483	1,531	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$18,945	$25,321	$109,610	$109,405	$182,795	$184,761	$53,295	$50,174

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$359,723	$335,284	$54,539	$62,439	$192,603	$158,107	$14,034	$14,558
Watch	16,095	17,998	—	193	3,071	3,515	11	—
Substandard	2,813	3,717	1,121	1,496	4,545	6,731	7	21
Doubtful	—	—	—	—	—	—	—	—
Total	$378,631	$356,999	$55,660	$64,128	$200,219	$168,353	$14,052	$14,579

	All Other Loans		Total Loans
	2014	2013	2014	2013
Pass	$9,044	$9,084	$989,773	$944,340
Watch	—	—	20,189	22,574
Substandard	—	—	12,289	15,890
Doubtful	—	—	—	—
Total	$9,044	$9,084	$1,022,251	$982,804

The following table presents the Company’s loan portfolio aging analysis at June 30, 2014 and December 31, 2013 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
June 30, 2014
Construction and land development	$371	$—	$—	$371	$18,574	$18,945	$—
Agricultural real estate	32	122	—	154	109,456	109,610	—
1-4 Family residential properties	650	97	236	983	181,812	182,795	—
Multifamily residential properties	289	—	—	289	53,006	53,295	—
Commercial real estate	598	465	—	1,063	377,568	378,631	—
Loans secured by real estate	1,940	684	236	2,860	740,416	743,276	—
Agricultural loans	181	8	—	189	55,471	55,660	—
Commercial and industrial loans	259	5	75	339	199,880	200,219	—
Consumer loans	93	49	8	150	13,902	14,052	—
All other loans	—	—	—	—	9,044	9,044	—
Total loans	$2,473	$746	$319	$3,538	$1,018,713	$1,022,251	$—
December 31, 2013
Construction and land development	$—	$—	$—	$—	$25,321	$25,321	$—
Agricultural real estate	299	—	—	299	109,106	109,405	—
1-4 Family residential properties	326	146	371	843	183,918	184,761	—
Multifamily residential properties	—	—	—	—	50,174	50,174	—
Commercial real estate	568	1,030	145	1,743	355,256	356,999	—
Loans secured by real estate	1,193	1,176	516	2,885	723,775	726,660	—
Agricultural loans	122	49	—	171	63,957	64,128	—
Commercial and industrial loans	113	88	62	263	168,090	168,353	—
Consumer loans	83	25	4	112	14,467	14,579	—
All other loans	—	—	—	—	9,084	9,084	—
Total loans	$1,511	$1,338	$582	$3,431	$979,373	$982,804	$—

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

The following tables present impaired loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$844	$1,695	$60	$614	$614	$76
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	178	178	1	—	—	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	439	439	172	1,096	1,096	301
Loans secured by real estate	1,461	2,312	233	1,710	1,710	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	88	88	89	275	275	227
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,549	$2,400	$322	$1,985	$1,985	$604
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$869	$1,727	$—
Agricultural real estate	36	43	—	105	113	—
1-4 Family residential properties	873	1,241	—	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,842	1,868	—	1,750	1,778	—
Loans secured by real estate	2,751	3,152	—	3,834	5,176	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	499	810	—	613	946	—
Consumer loans	33	43	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$3,283	$4,005	$—	$4,484	$6,173	$—
Total loans:
Construction and land development	$844	$1,695	$60	$1,483	$2,341	$76
Agricultural real estate	36	43	—	105	113	—
1-4 Family residential properties	1,051	1,419	1	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,281	2,307	172	2,846	2,874	301
Loans secured by real estate	4,212	5,464	233	5,544	6,886	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	587	898	89	888	1,221	227
Consumer loans	33	43	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$4,832	$6,405	$322	$6,469	$8,158	$604

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	For the three months ended
	June 30, 2014		June 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,112	$—	$1,425	$—
Agricultural real estate	36	—	216	—
1-4 Family residential properties	1,058	4	1,283	1
Commercial real estate	2,293	1	2,353	—
Loans secured by real estate	4,499	5	5,277	1
Agricultural loans	—	—	229	—
Commercial and industrial loans	608	—	1,430	—
Consumer loans	35	—	57	1
Total loans	$5,142	$5	$6,993	$2

	For the six months ended
	June 30, 2014		June 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,126	$—	$1,445	$—
Agricultural real estate	36	—	217	—
1-4 Family residential properties	1,067	6	1,414	2
Commercial real estate	2,303	1	2,389	—
Loans secured by real estate	4,532	7	5,465	2
Agricultural loans	—	—	253	—
Commercial and industrial loans	627	—	1,482	—
Consumer loans	37	1	59	1
Total loans	$5,196	$8	$7,259	$3

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $305,000 of 1-4 Family residential properties, $39,000 of commercial real estate, and $20,000 of consumer loans at June 30, 2014 and $103,000 of 1-4 family residential properties, and $22,000 of consumer loans at June 30, 2013. For the six months ended June 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2014 and December 31, 2013 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2014	December 31, 2013
Construction and land development	$844	$1,483
Agricultural real estate	36	105
1-4 Family residential properties	746	1,009
Commercial real estate	2,242	2,807
Loans secured by real estate	3,868	5,404
Agricultural loans	—	—
Commercial and industrial loans	587	706
Consumer loans	13	11
Total loans	$4,468	$6,121

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $32,000 and $72,000 for the six months ended June 30, 2014 and 2013, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at June 30, 2014 and December 31, 2013 was $3.0 million and $3.2 million, respectively.  Approximately $265,000 and $431,000 in specific reserves have been established with respect to these loans as of June 30, 2014 and December 31, 2013, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2014 and December 31, 2013 (in thousands).

Troubled debt restructurings:	June 30, 2014	December 31, 2013
Construction and land development	$844	$1,482
1-4 Family residential properties	489	306
Commercial real estate	1,364	899
Loans secured by real estate	2,697	2,687
Commercial and industrial loans	292	487
Consumer loans	20	26
Total	$3,009	$3,200
Performing troubled debt restructurings:
1-4 Family residential properties	$305	$101
Commercial real estate	39	39
Loans secured by real estate	344	140
Commercial and industrial loans	—	182
Consumer loans	20	26
Total	$364	$348

The following table presents loans modified as TDRs during the six months ended June 30, 2014 and 2013, as a result of various modified loan factors (in thousands):

	June 30, 2014			June 30, 2013
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	2	207	(c)	3	98	(a)(b)(c)
Commercial real estate	1	501	(b)(c)	—	—
Loans secured by real estate	3	708		3	98
Commercial and industrial loans	—	—		1	56	(a)(b)
Consumer Loans	—	—		1	8	(c)
Total	3	$708		5	$162

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the six months ended June 30, 2014 or the year ended December 31, 2013.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $95.2 million at June 30, 2014, a decrease of $24.0 million from $119.2 million at December 31, 2013. The decrease during the first six months of 2014 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses.

FHLB borrowings decreased $10 million to $10 million at June 30, 2014 from $20 million at December 31, 2013 due to the maturity of one $10 million short-term advance. At June 30, 2014 the advances were as follows:

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.
Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2014,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,236	$—	$160,236	$—
Obligations of states and political subdivisions	69,610	—	69,610	—
Mortgage-backed securities	204,943	—	204,943	—
Trust preferred securities	369	—	—	369
Other securities	4,032	60	3,972	—
Total available-for-sale securities	$439,190	$60	$438,761	$369
December 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,368	$—	$190,368	$—
Obligations of states and political subdivisions	64,562	—	64,562	—
Mortgage-backed securities	227,601	—	227,601	—
Trust preferred securities	191	—	—	191
Other securities	6,002	67	5,935	—
Total available-for-sale securities	$488,724	$67	$488,466	$191

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Trust Preferred Securities
	June 30, 2014	June 30, 2013
Beginning balance	$191	$585
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	381	434
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(203)	(184)
Ending balance	$369	$835
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2014 was $1,374,000 and a fair value of $1,053,000 resulting in specific loss exposures of $321,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2014 was $397,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $12,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Impaired loans (collateral dependent)	$1,053	$—	$—	$1,053
Foreclosed assets held for sale	12	—	—	12
December 31, 2013
Impaired loans (collateral dependent)	$1,383	$—	$—	$1,383
Foreclosed assets held for sale	172	—	—	172

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

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$369	Discounted cash flow	Discount rate	14.3%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.1%
			Probability of default	0.3%
			Projected cures given deferral	43.5%
			Loss severity	97.1%
Impaired loans (collateral dependent)	$1,053	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$12	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$191	Discounted cash flow	Discount rate	15.5%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.5%
			Probability of default	0.20%
			Projected cures given deferral	50.7%
			Loss severity	96.1%
Impaired loans (collateral dependent)	$1,383	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$172	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets
Cash and due from banks	$57,040	$57,040	$57,040	$—	$—
Federal funds sold	495	495	495	—	—
Available-for-sale securities	439,190	439,190	60	438,761	369
Loans held for sale	929	929	—	929	—
Loans net of allowance for loan losses	1,007,641	1,018,357	—	—	1,018,357
Interest receivable	5,988	5,988	—	5,988	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,290,897	$1,290,988	$—	$1,062,000	$228,988
Securities sold under agreements to repurchase	95,159	95,164	—	95,164	—
Interest payable	292	292	—	292	—
Federal Home Loan Bank borrowings	10,000	10,440	—	10,440	—
Other borrowings	—	—	—	—	—
Junior subordinated debentures	20,620	12,267	—	12,267	—

December 31, 2013
Financial Assets
Cash and due from banks	$64,605	$64,605	$64,605	$—	$—
Federal funds sold	497	497	497	—	—
Available-for-sale securities	488,724	488,724	67	488,466	191
Loans held for sale	514	514	—	514	—
Loans net of allowance for loan losses	969,041	964,253	—	—	964,253
Interest receivable	6,614	6,614	—	6,614	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,287,616	$1,287,887	$—	$1,058,965	$228,922
Securities sold under agreements to repurchase	119,187	119,190	—	119,190	—
Interest payable	277	277	—	277	—
Federal Home Loan Bank borrowings	20,000	20,530	—	20,530	—
Junior subordinated debentures	20,620	12,041	—	12,041	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2014 and 2013.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $7,636,000 and $7,193,000 for the six months ended June 30, 2014 and 2013, respectively. Diluted net income per common share available to common stockholders was $0.91 and $0.84 for the six months ended June 30, 2014 and 2013. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2014 and 2013, compared to the performance ratios for the year ended December 31, 2013:

	Six months ended		Year ended
	June 30, 2014	June 30, 2013	December 31, 2013
Return on average assets	0.96%	0.91%	0.94%
Return on average common equity	10.84%	9.45%	10.11%
Average equity to average assets	9.76%	10.02%	9.81%

Total assets were $1.58 billion at June 30, 2014, compared to $1.61 billion as of December 31, 2013. From December 31, 2013 to June 30, 2014, cash and interest bearing deposits decreased $7.6 million, net loan balances increased $38.6 million and investment securities decreased $49.5 million. The decline in investment securities balance was primarily due to securities that matured or were sold and were not replaced as funds were used to fund loans and repay maturing borrowings.

Net loan balances were $1.01 billion at June 30, 2014, an increase of $38.6 million, from $969 million at December 31, 2013. The increase in loan balances was primarily in commercial and industrial loans offset by declines in agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for the six months ended June 30, 2014, up from 3.34% for the same period in 2013. This increase was primarily due to the shift in balances from investment securities to higher-yielding loans and a the reduction in deposit costs. Net interest income before the provision for loan losses was $25.4 million compared to net interest income of $24.5 million for the same period in 2013.

Total non-interest income of $9.5 million increased $207,000 or 2.2% from $9.3 million for the same period last year. Gains on the sale of securities were $734,000 for the six months ended June 30, 2014 compared to $835,000 for the same period last year. Mortgage banking income decreased from $591,000 for the second quarter of 2013 to $256,000 for the second quarter of this year as the greater refinance activity and new purchase activity has slowed. Revenues from trust and brokerage increased from the second quarter of last year. Insurance revenues also increased due to more commissions received from new commercial insurance customers. Income from electronic transactions increased $145,000 to $1,975,000 compared to $1,830,000 from the same period last year.

Total non-interest expense of $22.2 million increased $644,000 or 3% from $21.5 for the same period last year primarily due to increases in salaries and employee benefits and building maintenance fees offset by declines in expenses related to other real estate owned.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2014 versus 2013
	Three months ended June 30,	Six months ended June 30,
Net interest income	$471	$814
Provision for loan losses	124	281
Other income, including securities transactions	276	207
Other expenses	(296)	(644)
Income taxes	(211)	(215)
Increase in net income	$364	$443

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.8 million at June 30, 2014, compared to $6.8 million at June 30, 2013 and $6.5 million at December 31, 2013. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $403,000 at June 30, 2014 compared to $1.0 million on June 30, 2013 and $568,000 on December 31, 2013. The Company’s provision for loan losses for the six months ended June 30, 2014 and 2013 was $451,000 and $732,000, respectively.  Total loans past due 30 days or more declined to .35% of loans at June 30, 2014 compared to .36% at June 30 2013, and .35% of loans at December 31, 2013.  At June 30, 2014, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 73.7% of the loan portfolio as of June 30, 2014 and 74% as of December 31, 2013. During the six months ended June 30, 2014, annualized net chargeoffs were 0.00% of average loans compared to 0.08% for the same period in 2013.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2014 and 2013 and December 31, 2013 was 14.58%, 15.03% and 14.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2014 and 2013 and December 31, 2013 was 15.81%, 16.21% and 15.58%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2014 and 2013 were $243 million and $253 million, respectively.  The increase in 2014 was primarily the result of several larger commercial and commercial real estate lines of credit that were paid down at June 30, 2014.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $361,000 and $389,000 for this assessment during the first six months of 2014 and 2013, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality during 2013 and 2014.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $44,000 and $46,000 during the first six months of 2014 and 2013, respectively, for this assessment.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended June 30, 2014 and 2013 in the following table (dollars in thousands):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$21,760	$16	0.29%	$14,608	$11	0.30%
Federal funds sold	496	—	—%	5,938	2	0.14%
Certificates of deposit investments	—	—	—%	3,456	5	0.58%
Investment securities
Taxable	386,891	1,966	2.03%	483,528	2,305	1.91%
Tax-exempt (1)	69,975	579	3.31%	59,870	493	3.29%
Loans (2)(3)(4)	1,007,226	11,039	4.40%	907,562	10,390	4.59%
Total earning assets	1,486,348	13,600	3.67%	1,474,962	13,206	3.59%
Cash and due from banks	30,091			30,853
Premises and equipment	27,877			29,185
Other assets	44,999			44,696
Allowance for loan losses	(13,601)			(12,129)
Total assets	$1,575,714			$1,567,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$555,107	$165	0.12%	$544,777	$198	0.15%
Savings deposits	287,429	95	0.13%	300,263	92	0.12%
Time deposits	227,227	323	0.57%	202,348	374	0.74%
Securities sold under agreements to repurchase	83,662	10	0.05%	86,871	10	0.05%
FHLB advances	10,000	65	2.61%	6,346	59	3.73%
Fed Funds Purchased	66	—	—%	478	1	0.61%
Junior subordinated debt	20,620	129	2.51%	20,620	131	2.55%
Other debt	396	1	1.0%	—	—	—%
Total interest-bearing liabilities	1,184,507	788	0.27%	1,161,703	865	0.30%
Non interest-bearing demand deposits	226,535			240,388
Other liabilities	7,988			7,728
Stockholders' equity	156,684			157,748
Total liabilities & equity	$1,575,714			$1,567,567
Net interest income		$12,812			$12,341
Net interest spread			3.40%			3.29%
Impact of non-interest bearing funds			0.04%			0.06%
Net yield on interest- earning assets			3.44%			3.35%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$34,146	$43	0.26%	$19,489	$25	0.26%
Federal funds sold	496	—	0.10%	13,454	6	0.09%
Certificates of deposit investments	—	—	—%	4,896	13	0.54%
Investment securities
Taxable	385,205	3,917	2.03%	478,239	4,568	1.91%
Tax-exempt (1)	68,515	1,151	3.36%	58,560	971	3.32%
Loans (2)(3)(4)	998,963	21,851	4.41%	904,462	20,825	4.64%
Total earning assets	1,487,325	26,962	3.66%	1,479,100	26,408	3.60%
Cash and due from banks	36,142			32,196
Premises and equipment	28,087			29,320
Other assets	45,795			44,126
Allowance for loan losses	(13,535)			(12,093)
Total assets	$1,583,814			$1,572,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$554,283	$349	0.13%	$540,574	$417	0.16%
Savings deposits	286,123	186	0.13%	300,333	269	0.18%
Time deposits	228,484	657	0.58%	204,448	774	0.76%
Securities sold under agreements to repurchase	91,526	22	0.05%	88,921	25	0.06%
FHLB advances	13,039	133	2.05%	5,677	116	4.13%
Fed Funds Purchased	33	—	0.51%	240	1	0.61%
Junior subordinated debt	20,620	255	2.49%	20,620	261	2.55%
Other debt	204	1	1.22%	—	—	—%
Total interest-bearing liabilities	1,194,312	1,603	0.27%	1,160,813	1,863	0.32%
Non interest-bearing demand deposits	226,196			246,099
Other liabilities	8,677			8,207
Stockholders' equity	154,629			157,530
Total liabilities & equity	$1,583,814			$1,572,649
Net interest income		$25,359			$24,545
Net interest spread			3.39%			3.28%
Impact of non-interest bearing funds			0.04%			0.06%
Net yield on interest- earning assets			3.43%			3.34%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2014, compared to the same periods in 2013 (in thousands):

	Three months ended June 30, 2014 compared to 2013 Increase / (Decrease)			Six months ended June 30, 2014 compared to 2013 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$5	$7	$(2)	$18	$18	$—
Federal funds sold	(2)	(1)	(1)	(6)	(7)	1
Certificates of deposit investments	(5)	(3)	(2)	(13)	(7)	(6)
Investment securities:
Taxable	(339)	(1,141)	802	(651)	(1,360)	709
Tax-exempt (2)	86	84	2	180	167	13
Loans (3)	649	2,976	(2,327)	1,026	3,517	(2,491)
Total interest income	394	1,922	(1,528)	554	2,328	(1,774)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(33)	25	(58)	(68)	31	(99)
Savings deposits	3	(19)	22	(83)	(12)	(71)
Time deposits	(51)	222	(273)	(117)	206	(323)
Securities sold under agreements to repurchase	—	—	—	(3)	3	(6)
FHLB advances	6	97	(91)	17	182	(165)
Federal Funds Purchased	(1)	(1)	—	(1)	(1)	—
Junior subordinated debt	(2)	—	(2)	(6)	—	(6)
Other debt	1	1	—	1	(326)	327
Total interest expense	(77)	325	(402)	(260)	83	(343)
Net interest income	$471	$1,597	$(1,126)	$814	$2,245	$(1,431)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $814,000, or 3.3%, to $25.4 million for the six months ended June 30, 2014, from $24.5 million for the same period in 2013. Net interest income increased due to the growth in average earning assets and an increase in the net interest margin. The net interest margin increased due to the shift in balances of investment securities to higher-yielding loans, an increase in yield on investments and the reduction in deposit costs.

For the six months ended June 30, 2014, average earning assets increased by $8.2 million, or .6%, and average interest-bearing liabilities increased $33.5 million or 2.9%, compared with average balances for the same period in 2013. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $14.7 million or 75.2%.

•	Average federal funds sold decreased $13.0 million or 96.3%.

•	Average certificates of deposit investments decreased by $4.9 million or 100%.

•	Average loans increased by $94.5 million or 10.4%.

•	Average securities decreased by $83.1 million or 15.5%.

•	Average deposits increased by $23.5 million or 2.3%.

•	Average securities sold under agreements to repurchase increased by $2.6 million or 2.9%.

•	Average borrowings and other debt increased by $7.4 million or 27.7%.

•	Net interest margin increased to 3.43% for the first six months of 2014 from 3.34% for the first six months of 2013.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.53% and 3.42% for the first six months of 2014 and 2013, respectively. The TE adjustments to net interest income for the six months ended June 30, 2014 and 2013 were $708,000 and $620,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2014 and 2013 was $451,000 and $732,000, respectively.  Nonperforming loans were $5.5 million and $6.8 million as of June 30, 2014 and 2013, respectively.  Net charge offs were $19,000 for the six months ended June 30, 2014 compared to $377,000 during the same period in 2013.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Trust revenues	$848	$806	$42	$1,781	$1,699	$82
Brokerage commissions	233	218	15	483	389	94
Insurance commissions	441	410	31	999	896	103
Service charges	1,353	1,215	138	2,497	2,355	142
Security gains, net	543	482	61	734	835	(101)
Mortgage banking revenue, net	158	305	(147)	256	591	(335)
ATM / debit card revenue	1,002	947	55	1,975	1,830	145
Other	412	331	81	746	669	77
Total other income	$4,990	$4,714	$276	$9,471	$9,264	$207

Following are explanations of the changes in these other income categories for the three months ended June 30, 2014 compared to the same period in 2013:

•
Trust revenues increased $42,000 or 5.2% to $848,000 from $806,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $753.2 million at June 30, 2014 compared to $673.8 million at June 30, 2013.

•	Revenues from brokerage increased $15,000 or 6.9% to $233,000 from $218,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $31,000 or 7.6% to $441,000 from $410,000 due to an increase in contingency income received from carriers based on claims experience during 2014 compared to 2013.

•
Fees from service charges increased $138,000 or 11.4% to $1.35 million from $1.2 million for the three-month periods ended June 30, 2014 and 2013 due to an increase in overdraft fees and transaction service charges.

•	The sale of securities during the three months ended June 30, 2014 resulted in net securities gains of $543,000 compared to $482,000 during the three months ended June 30, 2013.

•	Mortgage banking income decreased $147,000 or 48.2% to $158,000 from $305,000. Loans sold balances were as follows:

•	$12.6 million (representing 103 loans) for the second quarter of 2014.

•	$20.2 million (representing 169 loans) for the second quarter of 2013.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $55,000 or 5.8% to $1.0 million from $947,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income increased $81,000 or 24.5% to $412,000 from $331,000 due to an increase in bank card fees.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2014 compared to the same period in 2013:

•
Trust revenues increased $82,000 or 4.8% to $1,781,000 from $1,699,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $753.2 million at June 30, 2014 compared to $673.8 million at June 30, 2013.

•	Revenues from brokerage increased $94,000 or 24.2% to $483,000 from $389,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $103,000 or 11.5% to $999,000 from $896,000 due to an increase in contingency income received from carriers based on claims experience during 2014 compared to 2013.

•	Fees from service charges increased $142,000 or 6% to $2,497,000 from $2,355,000 for the six-month periods ended June 30, 2014 and 2013.

•	The sale of securities during the six months ended June 30, 2014 resulted in net securities gains of $734,000 compared to $835,000 during the six months ended June 30, 2013.

•	Mortgage banking income decreased $335,000 or 56.7% to $256,000 from $591,000. Loans sold balances were as follows:

•	$19.3 million (representing 161 loans) for the six months ended of June 30, 2014

•	$39.5 million (representing 328 loans) for the six months ended of June 30, 2013

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $145,000 or 7.9% to $1,975,000 from $1,830,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income increased $77,000 or 11.5% to $746,000 from $669,000 due to an increase in bank card fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Salaries and employee benefits	$6,054	$5,972	$82	$12,107	$11,769	$338
Net occupancy and equipment expense	2,114	2,102	12	4,263	4,145	118
Net other real estate owned expense (income)	(39)	46	(85)	(18)	162	(180)
FDIC insurance	199	213	(14)	405	435	(30)
Amortization of intangible assets	163	171	(8)	325	341	(16)
Stationery and supplies	173	121	52	328	262	66
Legal and professional	677	614	63	1,239	1,162	77
Marketing and donations	245	264	(19)	509	507	2
Other operating expenses	1,628	1,415	213	3,016	2,747	269
Total other expense	$11,214	$10,918	$296	$22,174	$21,530	$644

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2014 compared to the same period in 2013:

•
Salaries and employee benefits, the largest component of other expense, increased $82,000 or 1.4% to $6,054,000 from $5,972,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2014. There were 404 and 406 full-time equivalent employees at June 30, 2014 and 2013, respectively.

•
Occupancy and equipment expense increased $12,000 or .6% to $2,114,000 from $2,102,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company.

•
Net other real estate owned expense decreased $85,000 or 184.8% to ($39,000) from $46,000. The decrease in 2014 was primarily due to gains on properties sold during 2014 compared to losses on properties sold during 2013.

•	FDIC insurance expense decreased $14,000 or 6.6% to $199,000 from $213,000 due to lower assessment rates during 2014 compared to 2013.

•
Expense for amortization of intangible assets decreased $8,000 or 4.7% to $163,000 from $171,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease in intangible amortization expense in 2014 was due to less amortization expense for core deposit intangibles in 2014 compared to 2013.

•	Other operating expenses increased $213,000 or 15.1% to $1,628,000 in 2014 from $1,415,000 in 2013 primarily due to filing and listing fees paid to NASDAQ during 2014 that were not paid in 2013.

•
On a net basis, all other categories of operating expenses increased $96,000 or 9.6% to $1,095,000 in 2014 from $999,000 in 2013.  The increase was due to various increases in stationery and supplies, legal and professional fees, offset by a decline in marketing and promotion.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2014 compared to the same period in 2013:

•
Salaries and employee benefits, the largest component of other expense, increased $338,000 or 2.9% to $12.1 million from $11.8 million.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2014. There were 404 and 406 full-time equivalent employees at June 30, 2014 and 2013, respectively.

•
Occupancy and equipment expense increased $118,000 or 2.8% to $4,263,000 from $4,145,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company.

•
Net other real estate owned expense decreased $180,000 or 111.1% to ($18,000) from $162,000. The decrease in 2014 was primarily due to a gains on properties sold during 2014 compared to losses on properties sold in 2013.

•	FDIC insurance expense decreased $30,000 or 6.9% to $405,000 from $435,000 due to lower assessment rates during 2014 compared to 2013.

•
Expense for amortization of intangible assets decreased $16,000 or 4.7% to $325,000 from $341,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease in intangible amortization expense in 2013 was due to less amortization expense for core deposit intangibles in 2014 compared to 2013.

•
Other operating expenses increased $269,000 or 9.8% to $3,016,000 in 2014 from $2,747,000 million in 2013 primarily due to filing and listing fees paid to NASDAQ during 2014 that was not paid during 2013.

•
On a net basis, all other categories of operating expenses increased $145,000 or 7.5% to $2,076,000 in 2014 from $1,931,000 in 2013.  The increase was due to various increases in stationery and supplies, legal and professional fees, and marketing and promotion.

Income Taxes

Total income tax expense amounted to $4,569,000 (37.4% effective tax rate) for the six months ended June 30, 2014, compared to $4,354,000 (37.7% effective tax rate) for the same period in 2013.

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

The following table sets forth the amortized cost of the available-for-sale securities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$163,914	1.56%	$197,805	1.56%
Obligations of states and political subdivisions	67,786	3.38%	65,304	3.43%
Mortgage-backed securities: GSE residential	205,411	2.49%	229,661	2.60%
Trust preferred securities	3,449	1.13%	3,652	1.14%
Other securities	4,035	1.19%	6,035	1.17%
Total securities	$444,595	2.26%	$502,457	2.27%

At June 30, 2014, the Company’s investment portfolio decreased by $57.9 million from December 31, 2013 due to maturities and sales of various securities that have not been replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2014 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2014 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$163,914	$160,236	$498	$159,738	$—	$—	$—	$—
Obligations of state and political subdivisions	67,786	69,610	4,946	37,901	25,305		—	1,458
Mortgage-backed securities (2)	205,411	204,943	—	—	—	—	—	204,943
Trust preferred securities	3,449	369	—	—	—	—	369	—
Other securities	4,035	4,032	—	—	2,005	1,967	—	60
Total investments	$444,595	$439,190	$5,444	$197,639	$27,310	$1,967	$369	$206,461

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

The following table contains information regarding the remaining trust preferred security as of June 30, 2014:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,449,000
Fair value	$369,000
Unrealized gains/(losses)	$(3,080,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	31
Number of issuers in default	8
Number of issuers in deferral	4
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	18.2%
Remaining collateral	$340,988,000
Actual defaults & deferrals as a % of remaining collateral	19.2%
Expected defaults & deferrals as a % of remaining collateral	24.3%
Estimated incremental defaults required to break yield	$40,894,000
Performing collateral	$276,603,000
Current balance of class	$36,358,000
Subordination	$275,813,000
Excess subordination	$790,000
Excess subordination as a % of remaining performing collateral	0.3%
Discount rate (1)	1.52%-5.38%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At June 30, 2014 and 2013 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at June 30, 2014 and December 31, 2013.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	% Outstanding Loans	December 31, 2013	% Outstanding Loans
Construction and land development	$18,945	1.9%	$25,321	2.6%
Agricultural real estate	109,610	10.7%	109,405	11.1%
1-4 Family residential properties	182,795	17.9%	184,761	18.8%
Multifamily residential properties	53,295	5.2%	50,174	5.1%
Commercial real estate	378,631	37.0%	356,999	36.4%
Loans secured by real estate	743,276	72.7%	726,660	74.0%
Agricultural loans	55,660	5.4%	64,128	6.5%
Commercial and industrial loans	200,219	19.6%	168,353	17.1%
Consumer loans	14,052	1.4%	14,579	1.5%
All other loans	9,044	0.9%	9,084	0.9%
Total loans	$1,022,251	100.0%	$982,804	100.0%

Overall net loans increased $39.4 million, or 4%.  The increase was primarily due to increases in commercial and industrial loans offset by a decrease in agricultural operating loans and construction and land development loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $929,000 and $514,000 as of June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	364,682	35.8%	323,220	32.9%
Sullivan region	138,504	13.5%	133,573	13.6%
Decatur region	243,499	23.8%	241,784	24.6%
Peoria region	160,595	15.7%	166,618	16.9%
Highland region	114,971	11.2%	117,609	12.0%
Total all regions	$1,022,251	100.0%	$982,804	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2014 and 2013, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2014 and December 31, 2013, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$136,588	13.36%	$147,110	14.97%
Lessors of non-residential buildings	104,901	10.26%	97,982	9.97%
Lessors of residential buildings & dwellings	63,952	6.26%	58,792	5.98%
Hotels and motels	51,214	5.01%	50,608	5.15%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2014, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$12,466	$6,359	$120	$18,945
Agricultural real estate	10,516	41,230	57,864	109,610
1-4 Family residential properties	20,216	84,079	78,500	182,795
Multifamily residential properties	1,456	20,155	31,684	53,295
Commercial real estate	29,467	230,934	118,230	378,631
Loans secured by real estate	74,121	382,757	286,398	743,276
Agricultural loans	42,247	12,194	1,219	55,660
Commercial and industrial loans	102,070	78,353	19,796	200,219
Consumer loans	2,822	10,712	518	14,052
All other loans	971	2,142	5,931	9,044
Total loans	$222,231	$486,158	$313,862	$1,022,251

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2014, loans with maturities over one year consisted of approximately $697.1 million in fixed rate loans and approximately $102.9 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans	$4,468	$6,121
Restructured loans which are performing in accordance with revised terms	364	348
Total nonperforming loans	4,832	6,469
Repossessed assets	403	568
Total nonperforming loans and repossessed assets	$5,235	$7,037
Nonperforming loans to loans, before allowance for loan losses	0.47%	0.66%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.51%	0.72%

The $1,653,000 decrease in nonaccrual loans during 2014 resulted from the net of $651,000 of loans put on nonaccrual status, offset by $242,000 of loans transferred to other real estate owned, $62,000 of loans charged off and $2,000,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$844	18.9%	$1,483	24.2%
Agricultural real estate	36	0.8%	105	1.7%
1-4 Family residential properties	746	16.7%	1,009	16.5%
Commercial real estate	2,242	50.2%	2,807	45.9%
Loans secured by real estate	3,868	86.6%	5,404	88.3%
Commercial and industrial loans	587	13.1%	706	11.5%
Consumer loans	13	0.3%	11	0.2%
Total loans	$4,468	100.0%	$6,121	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $32,000 and $72,000 for the six months ended June 30, 2014 and 2013, respectively.

The $165,000 decrease in repossessed assets during the first six months of 2014 resulted from the net of $248,000 of additional assets repossessed and $413,000 of repossessed assets sold.

The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	69.0%	$278	49.0%
Farm Loans	—	—%	3	0.5%
1-4 family residential properties	119	29.5%	135	23.8%
Commercial real estate	—	—%	46	8.0%
Total real estate	397	98.5%	462	81.3%
Agricultural Loans	—	—%	106	18.7%
Consumer Loans	6	1.5%	—	—%
Total repossessed collateral	$403	100.0%	$568	100.0%

Repossessed assets sold during the first six months of 2014 resulted in net gains of $38,000, all of which was related to real estate asset sales. Repossessed assets sold during 2013 resulted in net losses of $57,000, of which $59,000 was related to real estate asset sales and $2,000 in gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2014, the Company’s loan portfolio included $165.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $136.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $8.2 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $10.5 million from $147.1 million at December 31, 2013.

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

In addition, the Company has $50.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $104.9 million of loans to lessors of non-residential buildings and $64.0 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of June 30, 2014 and 2013, and of changes in the allowance for the three and six month periods ended June 30, 2014 and 2013, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Average loans outstanding, net of unearned income	$1,007,226	$907,562	$998,963	$904,461
Allowance-beginning of period	13,603	11,984	13,249	11,776
Charge-offs:
Real estate-mortgage	38	102	69	238
Commercial, financial & agricultural	4	15	8	215
Installment	10	5	17	10
Other	50	46	88	87
Total charge-offs	102	168	182	550
Recoveries:
Real estate-mortgage	7	6	47	16
Commercial, financial & agricultural	16	16	56	80
Installment	8	20	15	23
Other	21	21	45	54
Total recoveries	52	63	163	173
Net charge-offs (recoveries)	50	105	19	377
Provision for loan losses	128	252	451	732
Allowance-end of period	$13,681	$12,131	$13,681	$12,131
Ratio of annualized net charge-offs to average loans	0.02%	0.05%	0.04%	0.08%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.34%	1.33%	1.34%	1.33%
Ratio of allowance for loan losses to nonperforming loans	283.1%	177.5%	283.1%	177.5%

The ratio of the allowance for loan losses to nonperforming loans is 283.1% as of June 30, 2014 compared to 177.5% as of June 30, 2013.  During the first six months of 2014, the Company had net charge offs of $19,000 compared to net charge offs of $377,000 in 2013. There were no significant charge offs during the first six months of 2014.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013 (dollars in thousands):

	Six Months Ended June 30, 2014		Six months ended June 30, 2013		Year ended December 31, 2013
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$226,196	—%	$246,099	—%	$237,373	—%
Interest-bearing	554,283	0.13%	540,574	0.16%	544,157	0.15%
Savings	286,123	0.13%	300,333	0.18%	294,615	0.15%
Time deposits	228,484	0.58%	204,448	0.76%	207,454	0.70%
Total average deposits	$1,295,086	0.19%	$1,291,454	0.23%	$1,283,599	0.21%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Six months ended June 30, 2014	Six months ended June 30, 2013	Year ended December 31, 2013
High month-end balances of total deposits	$1,305,825	$1,310,169	$1,310,169
Low month-end balances of total deposits	1,279,569	1,271,134	1,263,941

During the first six months of 2014, the average balance of deposits increased by $11.5 million from the average balance for the year ended December 31, 2013. Average non-interest bearing deposits decreased by $11.1 million, average interest bearing account balances increased by $10.1 million, savings account balances decreased $8.5 million and balances of time deposits increased $21.0 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
3 months or less	$27,629	$17,946
Over 3 through 6 months	29,335	12,625
Over 6 through 12 months	18,885	38,084
Over 12 months	24,537	28,060
Total	$100,386	$96,715

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2014 and December 31, 2013 is presented below (dollars in thousands):

	June 30, 2014	December 31, 2013
Securities sold under agreements to repurchase	$95,159	$119,187
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	—	10,000
Debt:
Debt due in one year or less	—	—
Junior subordinated debentures	20,620	20,620
Total	$125,779	$159,807
Average interest rate at end of period	0.64%	0.47%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$103,213	$119,187
Fed funds	—	5,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	11,000
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	10,000	10,000
Debt:
Debt due in one year or less	1,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$91,526	$87,468
Federal funds purchased	33	1,463
Federal Home Loan Bank advances:
FHLB-overnight	—	2,915
Fixed term – due in one year or less	3,039	3,589
Fixed term – due after one year	10,000	6,754
Debt:
Loans due in one year or less	204	—
Junior subordinated debentures	20,620	20,620
Total	$125,422	$122,809
Average interest rate during the period	0.29%	0.68%

Securities sold under agreements to repurchase declined $24.0 million during the first six months of 2014 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2014 the fixed term advances consisted of $10 million as follows:

•	$5 million advance at .57% with a 2-year maturity, due August 26, 2015

•	$5 million advance at 4.58% with a 10-year maturity, due July 13, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of June 30, 2014. This loan was renewed on April 18, 2014 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.34% at June 30, 2014). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2014 and 2013 and December 31, 2013.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.08% and 3.09% at June 30, 2014 and December 31, 2013), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.83% and 1.84% at and June 30, 2014 and December 31, 2013, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2014 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$21,741	$—	$—	$—	$—	$—	$21,741	$21,741
Taxable investment securities	703	498	5,001	28,861	34,143	300,374	369,580	369,580
Nontaxable investment securities	10	557	1,841	404	906	65,892	69,610	69,610
Loans	426,909	149,981	160,261	169,032	57,682	58,386	1,022,251	1,032,967
Total	$449,363	$151,036	$167,103	$198,297	$92,731	$424,652	$1,483,182	$1,493,898
Interest-bearing liabilities:
Savings and NOW accounts	$146,410	$32,079	$33,272	$46,402	$47,747	$282,267	$588,177	$588,177
Money market accounts	206,546	3,418	3,513	4,558	4,652	24,592	247,279	247,279
Other time deposits	169,830	30,059	12,908	10,231	5,722	147	228,897	228,988
Short-term borrowings/debt	95,159	—	—	—	—	—	95,159	95,164
Long-term borrowings/debt	20,620	5,000	5,000	—	—	—	30,620	22,707
Total	$638,565	$70,556	$54,693	$61,191	$58,121	$307,006	$1,190,132	$1,182,315
Rate sensitive assets – rate sensitive liabilities	$(189,202)	$80,480	$112,410	$137,106	$34,610	$117,646	$293,050
Cumulative GAP	$(189,202)	$(108,722)	$3,688	$140,794	$175,404	$293,050
Cumulative amounts as % of total Rate sensitive assets	(12.8)%	5.4%	7.6%	9.2%	2.3%	7.9%
Cumulative Ratio	(12.8)%	(7.3)%	0.2%	9.5%	11.8%	19.8%

The static GAP analysis shows that at June 30, 2014, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2014, the Company’s stockholders' equity had increased $9.2 million, or 6.2%, to $158.6 million from $149.4 million as of December 31, 2013. During the first six months of 2014, net income contributed $7.6 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $5.0 million, net of tax and additional purchases of treasury stock (41,105 shares at an average cost of $21.94 per share) decreased stockholders’ equity by approximately $902,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2014 and December 31, 2013, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2014, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total Capital (to risk-weighted assets)
Company	$176,001	15.81%	$89,068	> 8.00%	N/A	N/A
First Mid Bank	168,446	15.24	88,424	> 8.00	$110,531	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	162,361	14.58	44,534	> 4.00	N/A	N/A
First Mid Bank	154,907	14.02	44,212	> 4.00	66,318	> 6.00
Tier 1 Capital (to average assets)
Company	162,361	10.43	62,246	> 4.00	N/A	N/A
First Mid Bank	154,907	10.01	61,922	> 4.00	77,402	> 5.00
December 31, 2013
Total Capital (to risk-weighted assets)
Company	$170,344	15.58%	$87,472	> 8.00%	N/A	N/A
First Mid Bank	161,650	14.89	86,830	> 8.00	$108,538	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	157,095	14.37	43,736	> 4.00	N/A	N/A
First Mid Bank	148,401	13.67	43,415	> 4.00	65,123	> 6.00
Tier 1 Capital (to average assets)
Company	157,095	10.12	62,069	> 4.00	N/A	N/A
First Mid Bank	148,401	9.62	61,737	> 4.00	77,171	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2014, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2014 or 2013.  The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the six months ended June 30, 2014, the Company repurchased 41,105 shares at a total cost of approximately $902,000. Since 1998, the Company has repurchased a total of 3,448,172 shares at a total price of approximately $67,607,000.  As of June 30, 2014, the Company is authorized per all repurchase programs to purchase $4,100,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2014, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2014, the excess collateral at the FHLB would support approximately $94.3 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2014, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds.  This loan was renewed on April 18, 2014 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2014 and 2013 and December 31, 2013.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$228,897	$163,353	$45,963	$19,434	$147
Debt	20,620	—	—	—	20,620
Other borrowings	105,159	95,159	10,000	—	—
Operating leases	3,381	1,009	911	628	833
Supplemental retirement	828	50	200	178	400
	$358,885	$259,571	$57,074	$20,240	$22,000

For the six months ended June 30, 2014, net cash of $8.2 million and $18.6 million was provided from operating activities and investing activities, respectively and $34.4 million was used in financing activities. In total, cash and cash equivalents decreased by $7.6 million since year-end 2013.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Unused commitments and lines of credit:
Commercial real estate	$17,542	$23,770
Commercial operating	146,477	139,395
Home equity	24,445	24,071
Other	49,283	52,251
Total	$237,747	$239,487
Standby letters of credit	$5,510	$4,732

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

None

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

Date:  August 7, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.