Form 10-Q
period 2014-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2014-11-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or
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

As of November 6, 2014, 5,874,988 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks:
Non-interest bearing	$27,804	$33,453
Interest bearing	29,273	31,152
Federal funds sold	495	497
Cash and cash equivalents	57,572	65,102
Investment securities:
Available-for-sale, at fair value	375,632	488,724
Held-to-maturity, at amortized cost (estimated fair value of $53,440 and $0 at September 30, 2014 and December 31, 2013, respectively)	53,594	—
Loans held for sale	1,680	514
Loans	1,039,328	982,290
Less allowance for loan losses	(13,705)	(13,249)
Net loans	1,025,623	969,041
Interest receivable	6,976	6,614
Other real estate owned	347	568
Premises and equipment, net	27,757	28,578
Goodwill, net	25,753	25,753
Intangible assets, net	2,000	2,487
Other assets	16,414	18,117
Total assets	$1,593,348	$1,605,498
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$218,214	$235,448
Interest bearing	1,080,626	1,052,168
Total deposits	1,298,840	1,287,616
Securities sold under agreements to repurchase	88,066	119,187
Interest payable	311	277
FHLB borrowings	15,000	20,000
Junior subordinated debentures	20,620	20,620
Other liabilities	8,820	8,417
Total liabilities	1,431,657	1,456,117
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,426 shares in 2014 and 10,427 shares in 2013	52,030	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,856,945 shares in 2014 and 7,797,597 shares in 2013	31,428	31,190
Additional paid-in capital	35,018	33,911
Retained earnings	93,294	86,578
Deferred compensation	3,169	2,989
Accumulated other comprehensive loss	(2,451)	(8,380)
Less treasury stock at cost, 1,990,524 in 2014 and 1,913,817 shares in 2013	(50,797)	(48,942)
Total stockholders’ equity	161,691	149,381
Total liabilities and stockholders’ equity	$1,593,348	$1,605,498

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$11,391	$10,546	$33,242	$31,371
Interest on investment securities	2,392	2,896	7,460	8,435
Interest on certificates of deposit investments	—	1	—	14
Interest on federal funds sold	—	—	—	6
Interest on deposits with other financial institutions	24	3	67	28
Total interest income	13,807	13,446	40,769	39,854
Interest expense:
Interest on deposits	586	611	1,778	2,071
Interest on securities sold under agreements to repurchase	11	9	33	34
Interest on FHLB borrowings	78	67	211	183
Interest on federal funds purchased	—	5	—	6
Interest on other borrowings	—	—	1	—
Interest on subordinated debentures	130	132	385	393
Total interest expense	805	824	2,408	2,687
Net interest income	13,002	12,622	38,361	37,167
Provision for loan losses	44	975	495	1,707
Net interest income after provision for loan losses	12,958	11,647	37,866	35,460
Other income:
Trust revenues	813	777	2,594	2,476
Brokerage commissions	265	201	748	590
Insurance commissions	448	421	1,447	1,317
Service charges	1,412	1,265	3,909	3,620
Securities gains (losses), net	(20)	1,456	714	2,291
Mortgage banking revenue, net	185	235	441	826
ATM / debit card revenue	958	989	2,933	2,819
Other	341	353	1,087	1,022
Total other income	4,402	5,697	13,873	14,961
Other expense:
Salaries and employee benefits	6,216	6,267	18,323	18,036
Net occupancy and equipment expense	2,056	2,067	6,319	6,212
Net other real estate owned expense	41	23	23	185
FDIC insurance	199	197	604	632
Amortization of intangible assets	162	170	487	511
Stationery and supplies	152	175	480	437
Legal and professional	514	459	1,753	1,621
Marketing and donations	246	314	755	821
Other	1,504	1,410	4,520	4,157
Total other expense	11,090	11,082	33,264	32,612
Income before income taxes	6,270	6,262	18,475	17,809
Income taxes	2,355	2,352	6,924	6,706
Net income	3,915	3,910	11,551	11,103
Dividends on preferred shares	1,105	1,104	3,313	3,313
Net income available to common stockholders	$2,810	$2,806	$8,238	$7,790

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited) (continued)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Per share data:
Basic net income per common share available to common stockholders	0.48	0.47	1.40	1.31
Diluted net income per common share available to common stockholders	0.47	0.47	1.38	1.31
Cash dividends declared per common share	—	—	0.26	0.21

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$3,915	$3,910	$11,551	$11,103
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,073) and $(329) for three months ended September 30, 2014 and 2013, respectively and $(4,605) and $6,432 for nine months ended September 30, 2014 and 2013, respectively.	1,679	516	7,209	(10,068)
Unamortized losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $540 and $0 for three and nine months ended September 30, 2014 and 2013, respectively.	(844)	—	(844)	—
Less: reclassification adjustment for realized gains included in net income net of taxes of $(8) and $567 for three months ended September 30, 2014 and 2013, respectively and $278 and $893 for nine months ended September 30, 2014 and 2013, respectively.	12	(889)	(436)	(1,398)
Other comprehensive income (loss), net of taxes	847	(373)	5,929	(11,466)
Comprehensive income (loss)	$4,762	$3,537	$17,480	$(363)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$11,551	$11,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	495	1,707
Depreciation, amortization and accretion, net	3,010	3,625
Stock-based compensation expense	312	248
Gains on investment securities, net	(714)	(2,291)
Loss on sales of other real property owned, net	41	67
Loss on write down of fixed assets	85	33
Gains on sale of loans held for sale, net	(455)	(791)
Decrease in accrued interest receivable	(362)	(113)
Increase (decrease) in accrued interest payable	34	(87)
Origination of loans held for sale	(33,125)	(56,796)
Proceeds from sale of loans held for sale	32,414	56,698
(Increase) decrease in other assets	(1,961)	2,395
Decrease in other liabilities	(861)	(1,129)
Net cash provided by operating activities	10,464	14,669
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	6,665
Proceeds from sales of securities available-for-sale	75,618	69,665
Proceeds from maturities of securities available-for-sale	48,889	124,700
Purchases of securities available-for-sale	(55,399)	(204,091)
Net increase in loans	(57,421)	(32,402)
Purchases of premises and equipment	(989)	(1,041)
Proceeds from sales of other real property owned	524	1,449
Net cash provided by (used in) investing activities	11,222	(35,055)
Cash flows from financing activities:
Net increase (decrease) in deposits	11,224	(10,124)
Increase in federal funds purchased	—	5,000
Decrease in repurchase agreements	(31,121)	(35,370)
Proceeds from FHLB advances	5,000	36,000
Repayment of FHLB advances	(10,000)	(21,000)
Repayment of other borrowings	(1,000)	—
Proceeds from other borrowings	1,000	—
Proceeds from issuance of common stock	493	717
Conversion of preferred stock	(5)	—
Purchase of treasury stock	(1,650)	(2,614)
Dividends paid on preferred stock	(2,024)	(2,026)
Dividends paid on common stock	(1,133)	(930)
Net cash used in financing activities	(29,216)	(30,347)
Decrease in cash and cash equivalents	(7,530)	(50,733)
Cash and cash equivalents at beginning of period	65,102	82,712
Cash and cash equivalents at end of period	$57,572	$31,979

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Nine months ended September 30,
(In thousands)	2014	2013

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,374	$2,774
Income taxes	6,685	6,857
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	53,594	—
Loans transferred to other real estate owned	344	759
Dividends reinvested in common stock	576	499
Net tax benefit related to option and deferred compensation plans	101	103

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2014 and 2013, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2014 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2014, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2014 or 2013. The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Treasury Stock

Subsequently, on October 28, 2014, the Company retired 1,500,000 shares of its treasury stock, of which cost was determined using the first-in, first-out method. Accordingly, an entry was made to the treasury stock account for $36,391,000, the common stock account for $4,000,000 and the retained earnings account for $32,391,000.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2014 was $18.69.

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

On September 23, 2014, the Board of Directors of the Company approved the mandatory conversion of all of the Company's issued and outstanding 4,926 shares of Series B Preferred Stock into shares of the Company’s common stock. On September 24, 2014, notices were sent to the shareholders of the Series B Preferred Stock regarding the mandatory conversion (the "Notice").

The conversion ratio for each share of the Preferred Stock is computed by dividing $5,000 (the issuance price per share of the Series B Preferred Stock) by $21.62 (the current conversion price). The conversion ratio, therefore, is 231.267 shares of the Company's common stock for each share of Series B Preferred Stock. This will result in the issuance of approximately 1,139,195 shares of common stock in the aggregate. The Company has established November 17, 2014 as the mandatory conversion date for the conversion. After this date, dividends will cease to accrue on the Preferred Stock and certificates for shares of Preferred Stock will only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends on the Preferred Stock, and cash in lieu of fractional share interests.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at September 30, 2014 was $13.96 and the NASDAQ Bank Index value at September 30, 2014 was 2,481.71.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2014
Net unrealized losses on securities available-for-sale	$354	$—	$354
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,384)	—	(1,384)
Securities with other-than-temporary impairment losses	—	(2,987)	(2,987)
Tax benefit	402	1,164	1,566
Balance at September 30, 2014	$(628)	$(1,823)	$(2,451)

December 31, 2013
Net unrealized gains on securities available-for-sale	$(10,272)	$—	$(10,272)
Securities with other-than-temporary impairment losses	—	(3,461)	(3,461)
Tax benefit	4,004	1,349	5,353
Balance at December 31, 2013	$(6,268)	$(2,112)	$(8,380)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2014	2013
Unrealized gains on available-for-sale securities	$714	2,291	Securities gains, net
			(Total reclassified amount before tax)
	(278)	(893)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$436	$1,398	Net reclassified amount

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which creates a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,915,000	$3,910,000	$11,551,000	$11,103,000
Preferred stock dividends	(1,105,000)	(1,104,000)	(3,313,000)	(3,313,000)
Net income available to common stockholders	$2,810,000	$2,806,000	$8,238,000	$7,790,000
Weighted average common shares outstanding	5,881,681	5,935,383	5,881,974	5,947,476
Basic earnings per common share	$0.48	$0.47	$1.40	$1.31
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,810,000	$2,806,000	$8,238,000	$7,790,000
Effect of assumed preferred stock conversion	1,105,000	—	3,313,000	—
Net income applicable to diluted earnings per share	$3,915,000	$2,806,000	$11,551,000	$7,790,000
Weighted average common shares outstanding	5,881,681	5,935,383	5,881,974	5,947,476
Dilutive potential common shares:
Assumed conversion of stock options	—	2,151	—	2,864
Restricted stock awarded	9,892	9,329	9,892	9,329
Assumed conversion of preferred stock	2,494,569	—	2,494,642	—
Dilutive potential common shares	2,504,461	11,480	2,504,534	12,193
Diluted weighted average common shares outstanding	8,386,142	5,946,863	8,386,508	5,959,669
Diluted earnings per common share	$0.47	$0.47	$1.38	$1.31

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2014 and 2013 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options to purchase shares of common stock	128,750	130,500	128,750	130,500
Average dilutive potential common shares associated with convertible preferred stock	—	2,494,801	—	2,494,801

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$96,327	$101	$(1,769)	$94,659
Obligations of states and political subdivisions	72,703	2,482	(189)	74,996
Mortgage-backed securities: GSE residential	201,752	1,775	(2,068)	201,459
Trust preferred securities	3,449	—	(2,987)	462
Other securities	4,034	43	(21)	4,056
Total available-for-sale	$378,265	$4,401	$(7,034)	$375,632
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,594	$51	$(205)	$53,440

December 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$197,805	$137	$(7,574)	$190,368
Obligations of states and political subdivisions	65,304	1,031	(1,773)	64,562
Mortgage-backed securities: GSE residential	229,661	2,215	(4,275)	227,601
Trust preferred securities	3,652	—	(3,461)	191
Other securities	6,035	34	(67)	6,002
Total available-for-sale	$502,457	$3,417	$(17,150)	$488,724

During the third quarter of 2014, management evaluated its available-for-sale portfolio and transferred obligations of U.S. government corporations & agencies securities with a fair value of $53.6 million from available-for-sale to held-to-maturity to reduce price volatility. Management determined it has both the intent and ability to hold these securities to maturity. Transfers of investment securities into the held-to-maturity category from available-for-sale are made at fair value on the date of transfer. There were no gains or losses recognized as a result of this transfer. The related $1.4 million of unrealized holding loss that was included in the transfer is retained in the carrying value of the held-to-maturity securities and in other comprehensive income net of deferred taxes. These amounts are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

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

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	September 30, 2013
Gross gains	$1,451	$2,452
Gross losses	(737)	(161)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2014 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,756	$26,903	$—	$—	$94,659
Obligations of state and political subdivisions	4,264	33,946	36,110	676	74,996
Mortgage-backed securities: GSE residential	2,698	124,885	73,876	—	201,459
Trust preferred securities	—	—	—	462	462
Other securities	—	—	3,998	58	4,056
Total available-for-sale investments	$74,718	$185,734	$113,984	$1,196	$375,632
Weighted average yield	1.62%	2.49%	2.69%	1.47%	2.36%
Full tax-equivalent yield	1.80%	2.96%	3.44%	1.88%	2.86%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,881	$—	$9,713	$—	$53,594
Weighted average yield	2.21%	—%	2.28%	—%	2.22%
Full tax-equivalent yield	2.21%	—%	2.28%	—%	2.22%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2014.

Investment securities carried at approximately $300 million and $321 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$81,908	$(1,769)	$81,908	$(1,769)
Obligations of states and political subdivisions	2,464	(10)	9,163	(179)	11,627	(189)
Mortgage-backed securities: GSE residential	42,721	(391)	76,664	(1,677)	119,385	(2,068)
Trust preferred securities	—	—	462	(2,987)	462	(2,987)
Other securities	—	—	1,979	(21)	1,979	(21)
Total	$45,185	$(401)	$170,176	$(6,633)	$215,361	$(7,034)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	43,663	(205)	$43,663	$(205)
December 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,074	$(7,574)	$—	$—	$183,074	$(7,574)
Obligations of states and political subdivisions	29,986	(1,708)	808	(65)	30,794	(1,773)
Mortgage-backed securities: GSE residential	131,125	(4,275)	13	—	131,138	(4,275)
Trust preferred securities	—	—	191	(3,461)	191	(3,461)
Other securities	3,933	(67)	—	—	3,933	(67)
Total	$348,118	$(13,624)	$1,012	$(3,526)	$349,130	$(17,150)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2014, there were twenty-two available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $81,908,000 and unrealized losses of $1,769,000 and five held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $43,663,000 and unrealized losses of $205,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013 there were no obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Obligations of states and political subdivisions.  At September 30, 2014 there were twenty obligations of states and political subdivisions with a fair value of $9,163,000 and unrealized losses of $179,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were two obligations of states and political subdivisions with a fair value of $808,000 and unrealized losses of $65,000 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Mortgage-backed Securities: GSE Residential. At September 30, 2014 there were nineteen mortgage-backed securities with a fair value of $76,664,000 and unrealized losses of $1,677,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one mortgage-backed security with a fair value of $13,000 and unrealized losses of $109 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Trust Preferred Securities. At September 30, 2014, there was one trust preferred security with a fair value of $462,000 and unrealized losses of $2,987,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one trust preferred security with a fair value of $191,000 and unrealized losses of $3,461,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.
The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2014 or 2013.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2014. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	3,449	462	(2,987)	(1,111)

Other securities. At September 30, 2014, there was one corporate bond with a fair value of $1,979,000 and unrealized losses of $21,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2014 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 (in thousands).

	Accumulated Credit Losses
	September 30, 2014	September 30, 2013
Credit losses on trust preferred securities held
Beginning of period	$1,111	$3,989
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	(2,878)
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

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

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2014 and December 31, 2013 follows (in thousands):

	September 30, 2014	December 31, 2013
Construction and land development	$23,113	$25,321
Agricultural real estate	109,695	109,376
1-4 Family residential properties	183,612	184,158
Multifamily residential properties	53,186	50,174
Commercial real estate	375,256	357,726
Loans secured by real estate	744,862	726,755
Agricultural loans	60,145	64,055
Commercial and industrial loans	211,220	168,227
Consumer loans	15,054	14,579
All other loans	8,276	9,094
Gross loans	1,039,557	982,710
Less:
Net deferred loan fees, premiums and discounts	229	420
Allowance for loan losses	13,705	13,249
Net loans	$1,025,623	$969,041

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,680,000 and $514,000 at September 30, 2014 and December 31, 2013, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2014, the Company’s loan portfolio included $169.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $143.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.6 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $3.6 million from $147.1 million at December 31, 2013 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $56.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98.6 million of loans to lessors of non-residential buildings and $64.2 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$10,771	$524	$757	$368	$1,261	$13,681
Provision charged to expense	(267)	775	87	58	(609)	44
Losses charged off	(22)	—	(30)	(81)	—	(133)
Recoveries	66	1	4	42	—	113
Balance, end of period	$10,548	$1,300	$818	$387	$652	$13,705
Ending balance:
Individually evaluated for impairment	$293	$—	$14	$—	$—	$307
Collectively evaluated for impairment	$10,255	$1,300	$804	$387	$652	$13,398
Three months ended September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$9,304	$414	$793	$397	$1,223	$12,131
Provision charged to expense	1,475	43	17	50	(610)	975
Losses charged off	(184)	—	(18)	(72)	—	(274)
Recoveries	108	3	2	32	—	145
Balance, end of period	$10,703	$460	$794	$407	$613	$12,977
Ending balance:
Individually evaluated for impairment	$540	$—	$—	$—	$—	$540
Collectively evaluated for impairment	$10,163	$460	$794	$407	$613	$12,437
Nine months ended September 30, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	(192)	765	98	94	(270)	495
Losses charged off	(54)	—	(75)	(186)	—	(315)
Recoveries	148	2	24	102	—	276
Balance, end of period	$10,548	$1,300	$818	$387	$652	$13,705
Ending balance:
Individually evaluated for impairment	$293	$—	$14	$—	$—	$307
Collectively evaluated for impairment	$10,255	$1,300	$804	$387	$652	$13,398
Loans:
Ending balance	$667,656	$169,309	$188,521	$15,522	$—	$1,041,008
Ending balance:
Individually evaluated for impairment	$3,473	$—	$225	$—	$—	$3,698
Collectively evaluated for impairment	$664,183	$169,309	$188,296	$15,522	$—	$1,037,310

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,759	(102)	161	64	(175)	1,707
Losses charged off	(551)	—	(104)	(169)	—	(824)
Recoveries	194	4	11	109	—	318
Balance, end of period	$10,703	$460	$794	$407	$613	$12,977
Ending balance:
Individually evaluated for impairment	$540	$—	$—	$—	$—	$540
Collectively evaluated for impairment	$10,163	$460	$794	$407	$613	$12,437
Loans:
Ending balance	$575,912	$162,443	$189,440	$15,296	$—	$943,091
Ending balance:
Individually evaluated for impairment	$4,540	$337	$—	$—	$—	$4,877
Collectively evaluated for impairment	$571,372	$162,106	$189,440	$15,296	$—	$938,214
Year ended December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of year	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$22,296	$23,839	$108,111	$108,262	$181,577	$182,593	$53,186	$50,174
Watch	—	—	431	231	818	637	—	—
Substandard	817	1,482	1,186	912	2,979	1,531	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,113	$25,321	$109,728	$109,405	$185,374	$184,761	$53,186	$50,174

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$355,902	$335,284	$58,601	$62,439	$206,074	$158,107	$15,039	$14,558
Watch	15,877	17,998	734	193	4,599	3,515	10	—
Substandard	2,913	3,717	886	1,496	691	6,731	5	21
Doubtful	—	—	—	—	—	—	—	—
Total	$374,692	$356,999	$60,221	$64,128	$211,364	$168,353	$15,054	$14,579

	All Other Loans		Total Loans
	2014	2013	2014	2013
Pass	$8,276	$9,084	$1,009,062	$944,340
Watch	—	—	22,469	22,574
Substandard	—	—	9,477	15,890
Doubtful	—	—	—	—
Total	$8,276	$9,084	$1,041,008	$982,804

The following table presents the Company’s loan portfolio aging analysis at September 30, 2014 and December 31, 2013 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
September 30, 2014
Construction and land development	$26	$—	$—	$26	$23,087	$23,113	$—
Agricultural real estate	81	—	—	81	109,647	109,728	—
1-4 Family residential properties	564	160	212	936	184,438	185,374	—
Multifamily residential properties	—	—	—	—	53,186	53,186	—
Commercial real estate	—	1,285	49	1,334	373,358	374,692	—
Loans secured by real estate	671	1,445	261	2,377	743,716	746,093	—
Agricultural loans	328	184	—	512	59,709	60,221	—
Commercial and industrial loans	88	69	72	229	211,135	211,364	—
Consumer loans	51	—	17	68	14,986	15,054	—
All other loans	—	—	—	—	8,276	8,276	—
Total loans	$1,138	$1,698	$350	$3,186	$1,037,822	$1,041,008	$—
December 31, 2013
Construction and land development	$—	$—	$—	$—	$25,321	$25,321	$—
Agricultural real estate	299	—	—	299	109,106	109,405	—
1-4 Family residential properties	326	146	371	843	183,918	184,761	—
Multifamily residential properties	—	—	—	—	50,174	50,174	—
Commercial real estate	568	1,030	145	1,743	355,256	356,999	—
Loans secured by real estate	1,193	1,176	516	2,885	723,775	726,660	—
Agricultural loans	122	49	—	171	63,957	64,128	—
Commercial and industrial loans	113	88	62	263	168,090	168,353	—
Consumer loans	83	25	4	112	14,467	14,579	—
All other loans	—	—	—	—	9,084	9,084	—
Total loans	$1,511	$1,338	$582	$3,431	$979,373	$982,804	$—

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

The following tables present impaired loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$817	$1,668	$52	$614	$614	$76
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	171	171	14	—	—	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	518	518	141	1,096	1,096	301
Loans secured by real estate	1,506	2,357	207	1,710	1,710	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	100	100	100	275	275	227
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,606	$2,457	$307	$1,985	$1,985	$604
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$869	$1,727	$—
Agricultural real estate	34	41	—	105	113	—
1-4 Family residential properties	867	1,240	—	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,770	1,794	—	1,750	1,778	—
Loans secured by real estate	2,671	3,075	—	3,834	5,176	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	510	830	—	613	946	—
Consumer loans	33	42	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$3,214	$3,947	$—	$4,484	$6,173	$—
Total loans:
Construction and land development	$817	$1,668	$52	$1,483	$2,341	$76
Agricultural real estate	34	41	—	105	113	—
1-4 Family residential properties	1,038	1,411	14	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,288	2,312	141	2,846	2,874	301
Loans secured by real estate	4,177	5,432	207	5,544	6,886	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	610	930	100	888	1,221	227
Consumer loans	33	42	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$4,820	$6,404	$307	$6,469	$8,158	$604

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	For the three months ended
	September 30, 2014		September 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$817	$—	$1,753	$—
Agricultural real estate	34	—	238	—
1-4 Family residential properties	1,129	5	1,007	2
Commercial real estate	2,349	1	2,939	—
Loans secured by real estate	4,329	6	5,937	2
Agricultural loans	—	—	209	—
Commercial and industrial loans	653	—	905	—
Consumer loans	35	—	78	1
Total loans	$5,017	$6	$7,129	$3

	For the nine months ended
	September 30, 2014		September 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,004	$—	$1,775	$—
Agricultural real estate	35	—	238	—
1-4 Family residential properties	1,156	12	1,172	4
Commercial real estate	2,379	2	2,985	—
Loans secured by real estate	4,574	14	6,170	4
Agricultural loans	—	—	238	—
Commercial and industrial loans	696	—	1,169	—
Consumer loans	39	1	82	2
Total loans	$5,309	$15	$7,659	$6

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $345,000 of 1-4 Family residential properties, $38,000 of commercial real estate, and $12,000 of consumer loans at September 30, 2014 and $102,000 of 1-4 family residential properties, and $29,000 of consumer loans at September 30, 2013. For the nine months ended September 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2014 and December 31, 2013 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2014	December 31, 2013
Construction and land development	$817	$1,483
Agricultural real estate	34	105
1-4 Family residential properties	693	1,009
Commercial real estate	2,250	2,807
Loans secured by real estate	3,794	5,404
Agricultural loans	—	—
Commercial and industrial loans	610	706
Consumer loans	20	11
Total loans	$4,424	$6,121

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $44,000 and $109,000 for the nine months ended September 30, 2014 and 2013, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2014 and December 31, 2013 was $3.0 million and $3.2 million, respectively.  Approximately $260,000 and $431,000 in specific reserves have been established with respect to these loans as of September 30, 2014 and December 31, 2013, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2014 and December 31, 2013 (in thousands).

Troubled debt restructurings:	September 30, 2014	December 31, 2013
Construction and land development	$817	$1,482
1-4 Family residential properties	511	306
Commercial real estate	1,345	899
Loans secured by real estate	2,673	2,687
Commercial and industrial loans	286	487
Consumer loans	18	26
Total	$2,977	$3,200
Performing troubled debt restructurings:
1-4 Family residential properties	$345	$101
Commercial real estate	38	39
Loans secured by real estate	383	140
Commercial and industrial loans	—	182
Consumer loans	12	26
Total	$395	$348

The following table presents loans modified as TDRs during the nine months ended September 30, 2014 and 2013, as a result of various modified loan factors (in thousands):

	September 30, 2014			September 30, 2013
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	3	248	(c)	1	$357	(a)
Commercial real estate	1	501	(b)(c)	4	176	(a)(b)(c)
Loans secured by real estate	4	749		5	533
Commercial and industrial loans	—	—		1	54	(a)(b)
Consumer Loans	—	—		3	16	(b)(c)
Total	4	$749		9	$603

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $88.1 million at September 30, 2014, a decrease of $31.1 million from $119.2 million at December 31, 2013. The decrease during the first nine months of 2014 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses.

FHLB borrowings decreased $5 million to $15 million at September 30, 2014 from $20 million at December 31, 2013. At September 30, 2014 the advances were as follows:

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2014,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94,659	$—	$94,659	$—
Obligations of states and political subdivisions	74,996	—	74,996	—
Mortgage-backed securities	201,459	—	201,459	—
Trust preferred securities	462	—	—	462
Other securities	4,056	58	3,998	—
Total available-for-sale securities	$375,632	$58	$375,112	$462
December 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,368	$—	$190,368	$—
Obligations of states and political subdivisions	64,562	—	64,562	—
Mortgage-backed securities	227,601	—	227,601	—
Trust preferred securities	191	—	—	191
Other securities	6,002	67	5,935	—
Total available-for-sale securities	$488,724	$67	$488,466	$191

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Trust Preferred Securities
	September 30, 2014	September 30, 2013
Beginning balance	$191	$585
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	474	911
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	(1,138)
Settlements	(203)	(184)
Ending balance	$462	$174
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2014 was $1,634,000 and a fair value of $1,327,000 resulting in specific loss exposures of $307,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2014 was $347,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $222,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Impaired loans (collateral dependent)	$1,327	$—	$—	$1,327
Foreclosed assets held for sale	222	—	—	222
December 31, 2013
Impaired loans (collateral dependent)	$1,383	$—	$—	$1,383
Foreclosed assets held for sale	172	—	—	172

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

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$462	Discounted cash flow	Discount rate	12.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.3%
			Probability of default	0.2%
			Projected cures given deferral	43.5%
			Loss severity	97.1%
Impaired loans (collateral dependent)	$1,327	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$222	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$191	Discounted cash flow	Discount rate	15.5%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.5%
			Probability of default	0.2%
			Projected cures given deferral	50.7%
			Loss severity	96.1%
Impaired loans (collateral dependent)	$1,383	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$172	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Funds Sold and Federal Reserve and Federal Home Loan Bank Stock
The carrying amount approximates fair value.

Held-to-Maturity Securities
Fair Value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estiamted using quoted market prices for similar securities.

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

Interest Payable
The carrying amount approximates fair value.

Junior Subordinated Debentures and Federal Home Loan Bank Borrowings
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Cash and due from banks	$57,077	$57,077	$57,077	$—	$—
Federal funds sold	495	495	495	—	—
Available-for-sale securities	375,632	375,632	58	375,112	462
Held-to-maturity securities	53,594	53,440	—	53,440	—
Loans held for sale	1,680	1,680	—	1,680	—
Loans net of allowance for loan losses	1,025,623	1,035,552	—	—	1,035,552
Interest receivable	6,976	6,976	—	6,976	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,298,840	$1,298,767	$—	$1,057,612	$241,155
Securities sold under agreements to repurchase	88,066	88,071	—	88,071	—
Interest payable	311	311	—	311	—
Federal Home Loan Bank borrowings	15,000	15,428	—	15,428	—
Junior subordinated debentures	20,620	12,397	—	12,397	—

December 31, 2013
Financial Assets
Cash and due from banks	$64,605	$64,605	$64,605	$—	$—
Federal funds sold	497	497	497	—	—
Available-for-sale securities	488,724	488,724	67	488,466	191
Loans held for sale	514	514	—	514	—
Loans net of allowance for loan losses	969,041	964,253	—	—	964,253
Interest receivable	6,614	6,614	—	6,614	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,287,616	$1,287,887	$—	$1,058,965	$228,922
Securities sold under agreements to repurchase	119,187	119,190	—	119,190	—
Interest payable	277	277	—	277	—
Federal Home Loan Bank borrowings	20,000	20,530	—	20,530	—
Junior subordinated debentures	20,620	12,041	—	12,041	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2014 and 2013.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $11,551,000 and $11,103,000 for the nine months ended September 30, 2014 and 2013, respectively. Diluted net income per common share available to common stockholders was $1.38 and $1.31 for the nine months ended September 30, 2014 and 2013. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2014 and 2013, compared to the performance ratios for the year ended December 31, 2013:

	Nine months ended		Year ended
	September 30, 2014	September 30, 2013	December 31, 2013
Return on average assets	0.97%	0.94%	0.94%
Return on average common equity	10.76%	10.12%	10.11%
Average equity to average assets	9.85%	9.87%	9.81%

Total assets were $1.59 billion at September 30, 2014, compared to $1.61 billion as of December 31, 2013. From December 31, 2013 to September 30, 2014, cash and interest bearing deposits decreased $7.5 million, net loan balances increased $56.6 million and investment securities decreased $59.5 million. The decline in investment securities balance was primarily due to securities that matured or were sold and were not replaced as funds were used to fund loans and repay maturing borrowings.

Net loan balances were $1.03 billion at September 30, 2014, an increase of $56.6 million, from $969 million at December 31, 2013. The increase in loan balances was primarily in commercial and industrial loans offset by declines in agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for the nine months ended September 30, 2014, up from 3.37% for the same period in 2013. This increase was primarily due to the shift in balances from investment securities to higher-yielding loans and the reduction in deposit costs. Net interest income before the provision for loan losses was $38.4 million compared to net interest income of $37.2 million for the same period in 2013.

Total non-interest income of $13.9 million decreased $1.1 million or 7.3% from $15.0 million for the same period last year. Gains on the sale of securities were $714,000 for the nine months ended September 30, 2014 compared to $2.3 million for the same period last year. Mortgage banking income decreased from $826,000 for the the first nine months of of 2013 to $441,000 for the first nine months of this year as refinance activity and new purchase activity has slowed while revenues from trust and brokerage increased from the third quarter of last year. Insurance revenues also increased due to more commissions received from new commercial insurance customers. Income from electronic transactions increased $289,000 to $3,909,000 compared to $3,620,000 from the same period last year.

Total non-interest expense of $33.3 million increased $652,000 or 2% from $32.6 million for the same period last year primarily due to increases in salaries and employee benefits and building maintenance fees offset by declines in expenses related to other real estate owned.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2014 versus 2013
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$380	$1,194
Provision for loan losses	931	1,212
Other income, including securities transactions	(1,295)	(1,088)
Other expenses	(8)	(652)
Income taxes	(3)	(218)
Increase in net income	$5	$448

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.8 million at September 30, 2014, compared to $7.0 million at September 30, 2013 and $6.5 million at December 31, 2013. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $352,000 at September 30, 2014 compared to $430,000 on September 30, 2013 and $568,000 on December 31, 2013. The Company’s provision for loan losses for the nine months ended September 30, 2014 and 2013 was $495,000 and $1.7 million, respectively.  Total loans past due 30 days or more were .31% of loans at September 30, 2014 compared to .28% at September 30 2013, and .35% of loans at December 31, 2013.  At September 30, 2014, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 71.7% of the loan portfolio as of September 30, 2014 and 74% as of December 31, 2013. During the nine months ended September 30, 2014, annualized net chargeoffs were 0.01% of average loans compared to 0.07% for the same period in 2013.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2014 and 2013 and December 31, 2013 was 14.54%, 14.99% and 14.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2014 and 2013 and December 31, 2013 was 15.75%, 16.21% and 15.58%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2014 and 2013 were $235 million and $222 million, respectively.  The increase in 2014 was primarily the result of several larger commercial and commercial real estate lines of credit that were paid down at September 30, 2014.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $537,000 and $564,000 for this assessment during the first nine months of 2014 and 2013, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality during 2013 and 2014.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $66,000 and $68,000 during the first nine months of 2014 and 2013, respectively, for this assessment.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2014 as part of the goodwill impairment test and no impairment was identified.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended September 30, 2014 and 2013 in the following table (dollars in thousands):

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$39,470	$24	0.24%	$4,916	$3	0.24%
Federal funds sold	495	—	—%	498	—	0.09%
Certificates of deposit investments	—	—	—%	501	1	0.79%
Investment securities
Taxable	365,547	1,808	1.98%	469,766	2,352	2.00%
Tax-exempt (1)	69,338	584	3.37%	62,587	544	3.48%
Loans (2)(3)(4)	1,033,991	11,391	4.37%	923,224	10,546	4.53%
Total earning assets	1,508,841	13,807	3.63%	1,461,492	13,446	3.65%
Cash and due from banks	31,644			28,788
Premises and equipment	27,847			28,968
Other assets	44,233			50,196
Allowance for loan losses	(13,715)			(12,420)
Total assets	$1,598,850			$1,557,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$564,749	$168	0.12%	$549,478	$186	0.13%
Savings deposits	278,420	94	0.13%	292,215	92	0.12%
Time deposits	234,187	324	0.55%	198,726	333	0.66%
Securities sold under agreements to repurchase	98,944	11	0.04%	84,706	9	0.04%
FHLB advances	12,174	78	2.54%	20,500	67	1.30%
Fed Funds Purchased	—	—	—%	3,160	5	0.63%
Junior subordinated debt	20,620	130	2.50%	20,620	132	2.54%
Total interest-bearing liabilities	1,209,094	805	0.26%	1,169,405	824	0.28%
Non interest-bearing demand deposits	220,855			229,584
Other liabilities	11,165			8,886
Stockholders' equity	157,736			149,149
Total liabilities & equity	$1,598,850			$1,557,024
Net interest income		$13,002			$12,622
Net interest spread			3.37%			3.37%
Impact of non-interest bearing funds			0.05%			0.70%
Net yield on interest- earning assets			3.42%			3.44%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$35,940	$67	0.25%	$14,578	$28	0.26%
Federal funds sold	496	—	0.10%	9,088	6	0.09%
Certificates of deposit investments	—	—	—%	3,415	14	0.55%
Investment securities
Taxable	379,164	5,725	2.01%	475,384	6,920	1.94%
Tax-exempt (1)	68,209	1,735	3.39%	59,917	1,515	3.37%
Loans (2)(3)(4)	1,010,767	33,242	4.40%	910,785	31,371	4.61%
Total earning assets	1,494,576	40,769	3.65%	1,473,167	39,854	3.61%
Cash and due from banks	34,626			31,047
Premises and equipment	28,006			29,202
Other assets	45,268			46,167
Allowance for loan losses	(13,595)			(12,203)
Total assets	$1,588,881			$1,567,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$557,811	$517	0.12%	$543,574	$603	0.15%
Savings deposits	283,527	280	0.13%	297,598	361	0.16%
Time deposits	230,405	981	0.57%	202,520	1,107	0.73%
Securities sold under agreements to repurchase	94,026	33	0.05%	87,500	34	0.05%
FHLB advances	12,747	211	2.22%	10,672	183	2.29%
Fed Funds Purchased	22	—	0.50%	1,224	6	0.63%
Junior subordinated debt	20,620	385	2.49%	20,620	393	2.55%
Other debt	136	1	1.21%	—	—	—%
Total interest-bearing liabilities	1,199,294	2,408	0.27%	1,163,708	2,687	0.31%
Non interest-bearing demand deposits	224,396			240,533
Other liabilities	8,629			8,434
Stockholders' equity	156,562			154,705
Total liabilities & equity	$1,588,881			$1,567,380
Net interest income		$38,361			$37,167
Net interest spread			3.38%			3.30%
Impact of non-interest bearing funds			0.05%			0.07%
Net yield on interest- earning assets			3.43%			3.37%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2014, compared to the same periods in 2013 (in thousands):

	Three months ended September 30, 2014 compared to 2013 Increase / (Decrease)			Nine months ended September 30, 2014 compared to 2013 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$21	$21	$—	$39	$40	$(1)
Federal funds sold	—	—	—	(6)	(7)	1
Certificates of deposit investments	(1)	(1)	—	(14)	(7)	(7)
Investment securities:
Taxable	(544)	(521)	(23)	(1,195)	(1,579)	384
Tax-exempt (2)	40	57	(17)	220	211	9
Loans (3)	845	2,935	(2,090)	1,871	4,026	(2,155)
Total interest income	361	2,491	(2,130)	915	2,684	(1,769)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(18)	25	(43)	(86)	27	(113)
Savings deposits	2	(21)	23	(81)	(17)	(64)
Time deposits	(9)	222	(231)	(126)	202	(328)
Securities sold under agreements to repurchase	2	2	—	(1)	(1)	—
FHLB advances	11	(148)	159	28	37	(9)
Federal Funds Purchased	(5)	(3)	(2)	(6)	(5)	(1)
Junior subordinated debt	(2)	—	(2)	(8)	—	(8)
Other debt	—	—	—	1	(326)	327
Total interest expense	(19)	77	(96)	(279)	(83)	(196)
Net interest income	$380	$2,414	$(2,034)	$1,194	$2,767	$(1,573)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $1.2 million, or 3.2%, to $38.4 million for the nine months ended September 30, 2014, from $37.2 million for the same period in 2013. Net interest income increased due to the growth in average earning assets and an increase in the net interest margin. The net interest margin increased due to the shift in balances of investment securities to higher-yielding loans, an increase in yield on investments and the reduction in deposit costs.

For the nine months ended September 30, 2014, average earning assets increased by $21.4 million, or 1.5%, and average interest-bearing liabilities increased $35.6 million or 3.1%, compared with average balances for the same period in 2013. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $21.4 million or 146.5%.

•	Average federal funds sold decreased $8.6 million or 94.5%.

•	Average certificates of deposit investments decreased by $3.4 million or 100%.

•	Average loans increased by $100 million or 11%.

•	Average securities decreased by $87.9 million or 16.4%.

•	Average deposits increased by $28.1 million or 2.7%.

•	Average securities sold under agreements to repurchase increased by $6.5 million or 7.5%.

•	Average borrowings and other debt increased by $1 million or 3.1%.

•	Net interest margin increased to 3.43% for the first nine months of 2014 from 3.37% for the first nine months of 2013.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.52% and 3.46% for the first nine months of 2014 and 2013, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2014 and 2013 were $1,064,000 and $967,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2014 and 2013 was $495,000 and $1,707,000, respectively.  The decline in provision expense was the result of a decrease in nonperforming loans and net charge offs during the period. Nonperforming loans were $4.8 million and $7 million as of September 30, 2014 and 2013, respectively.  Net charge offs were $39,000 for the nine months ended September 30, 2014 compared to $506,000 during the same period in 2013.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Trust revenues	$813	$777	$36	$2,594	$2,476	$118
Brokerage commissions	265	201	64	748	590	158
Insurance commissions	448	421	27	1,447	1,317	130
Service charges	1,412	1,265	147	3,909	3,620	289
Security gains, net	(20)	1,456	(1,476)	714	2,291	(1,577)
Mortgage banking revenue, net	185	235	(50)	441	826	(385)
ATM / debit card revenue	958	989	(31)	2,933	2,819	114
Other	341	353	(12)	1,087	1,022	65
Total other income	$4,402	$5,697	$(1,295)	$13,873	$14,961	$(1,088)

Following are explanations of the changes in these other income categories for the three months ended September 30, 2014 compared to the same period in 2013:

•
Trust revenues increased $36,000 or 4.6% to $813,000 from $777,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts. Trust assets, at market value, were $743.8 million at September 30, 2014 compared to $698.7 million at September 30, 2013.

•	Revenues from brokerage increased $64,000 or 31.8% to $265,000 from $201,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $27,000 or 6.4% to $448,000 from $421,000 due to an increase in commissions on premiums for policies written during 2014 compared to 2013.

•
Fees from service charges increased $147,000 or 11.6% to $1.4 million from $1.3 million for the three-month periods ended September 30, 2014 and 2013 due to an increase in overdraft fees and transaction service charges.

•
The sale of securities during the three months ended September 30, 2014 resulted in net securities losses of $20,000 compared to $1,456,000 gains during the three months ended September 30, 2013. In July 2013, the Company sold two trust preferred securities that resulted in net security gains of $1.4 million.

•	Mortgage banking income decreased $50,000 or 21.3% to $185,000 from $235,000. Loans sold balances were as follows:

•	$12.7 million (representing 103 loans) for the third quarter of 2014.

•	$16.4 million (representing 138 loans) for the third quarter of 2013.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards decreased $31,000 or 3.1% to $958,000 from $989,000 due to an decrease in electronic transactions and incentives received from VISA during the third quarter of 2014 compared to the same period in 2013.

•	Other income decreased $12,000 or 3.4% to $341,000 from $353,000 .

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2014 compared to the same period in 2013:

•
Trust revenues increased $118,000 or 4.8% to $2,594,000 from $2,476,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $743.8 million at September 30, 2014 compared to $698.7 million at September 30, 2013.

•	Revenues from brokerage increased $158,000 or 26.8% to $748,000 from $590,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $130,000 or 9.9% to $1,447,000 from $1,317,000 due to an increase in contingency income received from carriers based on claims experience during 2014 compared to 2013.

•
Fees from service charges increased $289,000 or 8% to $3,909,000 from $3,620,000 for the nine-month periods ended September 30, 2014 and 2013 due to an increase in overdraft fees and transaction service charges.

•
The sale of securities during the nine months ended September 30, 2014 resulted in net securities gains of $714,000 compared to $2,291,000 during the nine months ended September 30, 2013. In July 2013, the Company sold two trust preferred securities that resulted in net security gains of $1.4 million.

•	Mortgage banking income decreased $385,000 or 46.6% to $441,000 from $826,000. Loans sold balances were as follows:

•	$32.0 million (representing 264 loans) for the nine months ended of September 30, 2014

•	$55.9 million (representing 466 loans) for the nine months ended of September 30, 2013

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $114,000 or 4% to $2,933,000 from $2,819,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income increased $65,000 or 6.4% to $1,087,000 from $1,022,000 due to an increase in bank card fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Salaries and employee benefits	$6,216	$6,267	$(51)	$18,323	$18,036	$287
Net occupancy and equipment expense	2,056	2,067	(11)	6,319	6,212	107
Net other real estate owned expense (income)	41	23	18	23	185	(162)
FDIC insurance	199	197	2	604	632	(28)
Amortization of intangible assets	162	170	(8)	487	511	(24)
Stationery and supplies	152	175	(23)	480	437	43
Legal and professional	514	459	55	1,753	1,621	132
Marketing and donations	246	314	(68)	755	821	(66)
Other operating expenses	1,504	1,410	94	4,520	4,157	363
Total other expense	$11,090	$11,082	$8	$33,264	$32,612	$652

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2014 compared to the same period in 2013:

•
Salaries and employee benefits, the largest component of other expense, decreased $51,000 or .8% to $6,216,000 from $6,267,000.  This decrease was primarily due to a decrease in employees in 2014. There were 397 and 410 full-time equivalent employees at September 30, 2014 and 2013, respectively.

•	Occupancy and equipment expense decreased $11,000 or .5% to $2,056,000 from $2,067,000. This decrease was primarily due to less depreciation expense on software that was fully amortized during 2014.

•	Net other real estate owned expense increased $18,000 or 78.3% to $41,000 from $23,000. The increase in 2014 was primarily due to more losses on properties sold during 2014 compared to 2013.

•	FDIC insurance expense increased $2,000 or 1% to $199,000 from $197,000 due to an increase in average assets during 2014 compared to 2013.

•
Expense for amortization of intangible assets decreased $8,000 or 4.7% to $162,000 from $170,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in intangible amortization expense in 2014 was due to less amortization expense for core deposit intangibles in 2014 compared to 2013.

•	Other operating expenses increased $94,000 or 6.7% to $1,504,000 in 2014 from $1,410,000 in 2013 primarily due to filing and listing fees paid to NASDAQ during 2014 that were not paid in 2013.

•
On a net basis, all other categories of operating expenses decreased $36,000 or 3.8% to $912,000 in 2014 from $948,000 in 2013.  The decrease was due to a decrease in stationery and supplies and marketing and promotion expenses, offset by an increase in legal and professional fees.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2014 compared to the same period in 2013:

•
Salaries and employee benefits, the largest component of other expense, increased $287,000 or 1.6% to $18.3 million from $18.0 million.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2014 offset by a decrease in the number of employees in 2014. There were 397 and 410 full-time equivalent employees at September 30, 2014 and 2013, respectively.

•
Occupancy and equipment expense increased $107,000 or 1.7% to $6,319,000 from $6,212,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company offset by less depreciation expense on software that was fully amortized during 2014.

•
Net other real estate owned expense decreased $162,000 or 87.6% to $23,000 from $185,000. The decrease in 2014 was primarily due to a gains on properties sold during 2014 compared to losses on properties sold in 2013, and a $45,000 recovery on a loss recorded in a previous year.

•
FDIC insurance expense decreased $28,000 or 4.4% to $604,000 from $632,000 due to lower assessment rates during 2014 compared to 2013 offset by an increase in average assets during 2014 compared to 2013.

•
Expense for amortization of intangible assets decreased $24,000 or 4.7% to $487,000 from $511,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in intangible amortization expense in 2013 was due to less amortization expense for core deposit intangibles in 2014 compared to 2013.

•
Other operating expenses increased $363,000 or 8.7% to $4,520,000 in 2014 from $4,157,000 million in 2013 primarily due to filing and listing fees paid to NASDAQ during 2014 that was not paid during 2013 and increases in various other expenses during 2014.

•
On a net basis, all other categories of operating expenses increased $109,000 or 3.8% to $2,988,000 in 2014 from $2,879,000 in 2013.  The increase was due to an increase in stationery and supplies expense and legal and professional fees offset by a decrease in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $6.9 million (37.5% effective tax rate) for the nine months ended September 30, 2014, compared to $6.7 million (37.7% effective tax rate) for the same period in 2013.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$149,921	1.70%	$197,805	1.56%
Obligations of states and political subdivisions	72,703	3.36%	65,304	3.43%
Mortgage-backed securities: GSE residential	201,752	2.50%	229,661	2.60%
Trust preferred securities	3,449	1.13%	3,652	1.14%
Other securities	4,034	1.20%	6,035	1.17%
Total securities	$431,859	2.35%	$502,457	2.27%

At September 30, 2014, the Company’s investment portfolio decreased by $70.6 million from December 31, 2013 due to maturities and sales of various securities that have not been replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2014 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2014 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$96,327	$94,659	$94,659	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	72,703	74,996	4,985	43,654	24,903		—	1,454
Mortgage-backed securities (2)	201,752	201,459	—	—	—	—	—	201,459
Trust preferred securities	3,449	462	—	—	—	—	462	—
Other securities	4,034	4,056	—	—	2,019	1,979	—	58
Total available-for-sale	$378,265	$375,632	$99,644	$43,654	$26,922	$1,979	$462	$202,971
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,594	$53,440	$53,440	$—	$—	$—	$—	$—

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

The following table contains information regarding the remaining trust preferred security as of September 30, 2014:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,449,000
Fair value	$462,000
Unrealized gains/(losses)	$(2,987,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	39
Number of issuers in default	8
Number of issuers in deferral	5
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	20.1%
Remaining collateral	$340,988,000
Actual defaults & deferrals as a % of remaining collateral	21.3%
Expected defaults & deferrals as a % of remaining collateral	39.4%
Estimated incremental defaults required to break yield	$54,573,000
Performing collateral	$268,382,000
Current balance of class	$36,462,000
Subordination	$274,751,000
Excess subordination	$(6,369,000)
Excess subordination as a % of remaining performing collateral	(2.4)%
Discount rate (1)	1.52%-5.09%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At September 30, 2014 and 2013 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at September 30, 2014 and December 31, 2013.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	% Outstanding Loans	December 31, 2013	% Outstanding Loans
Construction and land development	$23,113	2.2%	$25,321	2.6%
Agricultural real estate	109,728	10.5%	109,405	11.1%
1-4 Family residential properties	185,374	17.8%	184,761	18.8%
Multifamily residential properties	53,186	5.1%	50,174	5.1%
Commercial real estate	374,692	36.1%	356,999	36.4%
Loans secured by real estate	746,093	71.7%	726,660	74.0%
Agricultural loans	60,221	5.8%	64,128	6.5%
Commercial and industrial loans	211,364	20.3%	168,353	17.1%
Consumer loans	15,054	1.4%	14,579	1.5%
All other loans	8,276	0.8%	9,084	0.9%
Total loans	$1,041,008	100.0%	$982,804	100.0%

Overall net loans increased $56.6 million, or 5.8%.  The increase was primarily due to increases in commercial and commercial real estate loans offset by a decrease in agricultural operating loans and construction and land development loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,680,000 and $514,000 as of September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	369,062	35.5%	323,220	32.9%
Sullivan region	145,188	13.9%	133,573	13.6%
Decatur region	251,748	24.2%	241,784	24.6%
Peoria region	160,539	15.4%	166,618	16.9%
Highland region	114,471	11.0%	117,609	12.0%
Total all regions	$1,041,008	100.0%	$982,804	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2014 and 2013, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2014 and December 31, 2013, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$143,548	13.79%	$147,110	14.97%
Lessors of non-residential buildings	98,608	9.47%	97,982	9.97%
Lessors of residential buildings & dwellings	64,219	6.17%	58,792	5.98%
Hotels and motels	56,102	5.39%	50,608	5.15%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2014, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$17,434	$5,411	$268	$23,113
Agricultural real estate	8,606	42,739	58,383	109,728
1-4 Family residential properties	19,376	84,128	81,870	185,374
Multifamily residential properties	1,375	20,441	31,370	53,186
Commercial real estate	26,626	234,872	113,194	374,692
Loans secured by real estate	73,417	387,591	285,085	746,093
Agricultural loans	46,492	12,328	1,401	60,221
Commercial and industrial loans	116,326	74,552	20,486	211,364
Consumer loans	3,354	11,260	440	15,054
All other loans	1,022	1,922	5,332	8,276
Total loans	$240,611	$487,653	$312,744	$1,041,008

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2014, loans with maturities over one year consisted of approximately $698.8 million in fixed rate loans and approximately $101.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual loans	$4,424	$6,121
Restructured loans which are performing in accordance with revised terms	395	348
Total nonperforming loans	4,819	6,469
Repossessed assets	352	568
Total nonperforming loans and repossessed assets	$5,171	$7,037
Nonperforming loans to loans, before allowance for loan losses	0.46%	0.66%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.50%	0.72%

The $1,697,000 decrease in nonaccrual loans during 2014 resulted from the net of $766,000 of loans put on nonaccrual status, offset by $242,000 of loans transferred to other real estate owned, $73,000 of loans charged off and $2,148,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$817	18.5%	$1,483	24.2%
Agricultural real estate	34	0.8%	105	1.7%
1-4 Family residential properties	693	15.7%	1,009	16.5%
Commercial real estate	2,250	50.8%	2,807	45.9%
Loans secured by real estate	3,794	85.8%	5,404	88.3%
Commercial and industrial loans	610	13.8%	706	11.5%
Consumer loans	20	0.4%	11	0.2%
Total loans	$4,424	100.0%	$6,121	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $44,000 and $109,000 for the nine months ended September 30, 2014 and 2013, respectively.

The $216,000 decrease in repossessed assets during the first nine months of 2014 resulted from the net of $355,000 of additional assets repossessed and $494,000 of repossessed assets sold, and $77,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$200	56.9%	$278	49.0%
Farm Loans	—	—%	3	0.5%
1-4 family residential properties	146	41.5%	135	23.8%
Commercial real estate	1	0.2%	46	8.0%
Total real estate	347	98.6%	462	81.3%
Agricultural Loans	—	—%	106	18.7%
Consumer Loans	5	1.4%	—	—%
Total repossessed collateral	$352	100.0%	$568	100.0%

Repossessed assets sold during the first nine months of 2014 resulted in net losses of $41,000, of which $41,000 was related to real estate asset sales and $0 was related to other repossessed assets. Repossessed assets sold during 2013 resulted in net gains of $37,000, of which $42,000 was related to real estate asset sales and $5,000 in losses was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2014, the Company’s loan portfolio included $169.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $143.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.6 million from $173.4 million at December 31, 2013 while loans concentrated in other grain farming decreased $3.6 million from $147.1 million at December 31, 2013.

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

In addition, the Company has $56.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98.6 million of loans to lessors of non-residential buildings and $64.2 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of September 30, 2014 and 2013, and of changes in the allowance for the three and nine month periods ended September 30, 2014 and 2013, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Average loans outstanding, net of unearned income	$1,033,991	$932,224	$1,010,767	$910,785
Allowance-beginning of period	13,681	12,131	13,249	11,776
Charge-offs:
Real estate-mortgage	41	40	110	278
Commercial, financial & agricultural	11	162	19	377
Installment	1	17	18	27
Other	80	55	168	142
Total charge-offs	133	274	315	824
Recoveries:
Real estate-mortgage	62	3	109	19
Commercial, financial & agricultural	9	110	65	190
Installment	4	3	19	26
Other	38	29	83	83
Total recoveries	113	145	276	318
Net charge-offs (recoveries)	20	129	39	506
Provision for loan losses	44	975	495	1,707
Allowance-end of period	$13,705	$12,977	$13,705	$12,977
Ratio of annualized net charge-offs to average loans	0.01%	0.06%	0.01%	0.07%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.32%	1.38%	1.32%	1.38%
Ratio of allowance for loan losses to nonperforming loans	284.4%	185.1%	284.4%	185.1%

The ratio of the allowance for loan losses to nonperforming loans is 284.4% as of September 30, 2014 compared to 185.1% as of September 30, 2013.  The increase in this ratio is primarily due to the decline in nonperforming loans to $4.8 million at September 30, 2014 from $7.0 million at September 30, 2013. During the first nine months of 2014, the Company had net charge offs of $39,000 compared to net charge offs of $506,000 in 2013. There were no significant charge offs during the first nine months of 2014.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013 (dollars in thousands):

	Nine Months Ended September 30, 2014		Nine months ended September 30, 2013		Year ended December 31, 2013
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$224,396	—%	$240,533	—%	$237,373	—%
Interest-bearing	557,811	0.12%	543,574	0.15%	544,157	0.15%
Savings	283,527	0.13%	297,598	0.16%	294,615	0.15%
Time deposits	230,405	0.57%	202,520	0.73%	207,454	0.70%
Total average deposits	$1,296,139	0.18%	$1,284,225	0.22%	$1,283,599	0.21%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013 (in thousands):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Year ended December 31, 2013
High month-end balances of total deposits	$1,305,825	$1,310,169	$1,310,169
Low month-end balances of total deposits	1,279,569	1,263,941	1,263,941

During the first nine months of 2014, the average balance of deposits increased by $12.5 million from the average balance for the year ended December 31, 2013. Average non-interest bearing deposits decreased by $13 million, average interest bearing account balances increased by $13.6 million, savings account balances decreased $11.1 million and balances of time deposits increased $23 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
3 months or less	$46,165	$17,946
Over 3 through 6 months	21,262	12,625
Over 6 through 12 months	20,964	38,084
Over 12 months	26,984	28,060
Total	$115,375	$96,715

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2014 and December 31, 2013 is presented below (dollars in thousands):

	September 30, 2014	December 31, 2013
Securities sold under agreements to repurchase	$88,066	$119,187
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	10,000
Fixed term – due after one year	15,000	10,000
Debt:
Debt due in one year or less	—	—
Junior subordinated debentures	20,620	20,620
Total	$123,686	$159,807
Average interest rate at end of period	0.66%	0.47%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$107,726	$119,187
Fed funds	—	5,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	11,000
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	15,000	10,000
Debt:
Debt due in one year or less	1,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$94,026	$87,468
Federal funds purchased	22	1,463
Federal Home Loan Bank advances:
FHLB-overnight	—	2,915
Fixed term – due in one year or less	2,014	3,589
Fixed term – due after one year	10,733	6,754
Debt:
Loans due in one year or less	136	—
Junior subordinated debentures	20,620	20,620
Total	$127,551	$122,809
Average interest rate during the period	0.30%	0.68%

Securities sold under agreements to repurchase declined $31.1 million during the first nine months of 2014 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2014 the fixed term advances consisted of $15 million as follows:

•	$5 million advance at .57% with a 2-year maturity, due August 26, 2015

•	$5 million advance at 4.58% with a 10-year maturity, due July 13, 2016, one year lockout, callable quarterly

•	$5 million advance at 2.30% with a 6-year maturity, due August 24, 2020

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of September 30, 2014. This loan was renewed on April 18, 2014 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.34% at September 30, 2014). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2014 and 2013 and December 31, 2013.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.08% and 3.09% at September 30, 2014 and December 31, 2013), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.83% and 1.84% at and September 30, 2014 and December 31, 2013, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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
The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2014 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$29,768	$—	$—	$—	$—	$—	$29,768	$29,768
Taxable investment securities	656	466	7,322	31,369	37,389	277,028	354,230	354,076
Nontaxable investment securities	10	1,033	1,350	406	1,935	70,262	74,996	74,996
Loans	440,129	160,045	185,868	137,964	57,105	59,897	1,041,008	1,050,937
Total	$470,563	$161,544	$194,540	$169,739	$96,429	$407,187	$1,500,002	$1,509,777
Interest-bearing liabilities:
Savings and NOW accounts	$148,365	$30,944	$32,093	$44,740	$46,035	$272,116	$574,293	$574,293
Money market accounts	226,264	3,259	3,350	4,346	4,436	23,450	265,105	265,105
Other time deposits	180,596	32,095	12,778	10,255	5,357	147	241,228	241,155
Short-term borrowings/debt	88,066	—	—	—	—	—	88,066	88,071
Long-term borrowings/debt	25,620	5,000	—	—	—	5,000	35,620	27,825
Total	$668,911	$71,298	$48,221	$59,341	$55,828	$300,713	$1,204,312	$1,196,449
Rate sensitive assets – rate sensitive liabilities	$(198,349)	$90,246	$146,319	$110,398	$40,601	$106,474	$295,689
Cumulative GAP	$(198,349)	$(108,103)	$38,216	$148,614	$189,215	$295,689
Cumulative amounts as % of total Rate sensitive assets	(13.2)%	6.0%	9.8%	7.4%	2.7%	7.1%
Cumulative Ratio	(13.2)%	(7.2)%	2.5%	9.9%	12.6%	19.7%

The static GAP analysis shows that at September 30, 2014, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2014, the Company’s stockholders' equity had increased $12.3 million, or 8.2%, to $161.7 million from $149.4 million as of December 31, 2013. During the first nine months of 2014, net income contributed $11.6 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $5.9 million, net of tax and additional purchases of treasury stock (76,707 shares at an average cost of $21.51 per share) decreased stockholders’ equity by approximately $1,650,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2014 and December 31, 2013, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2014, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital (to risk-weighted assets)
Company	$178,708	15.75%	$90,800	> 8.00%	N/A	N/A
First Mid Bank	170,380	15.13	90,065	> 8.00	$112,581	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	165,003	14.54	45,400	> 4.00	N/A	N/A
First Mid Bank	156,675	13.92	45,032	> 4.00	67,549	> 6.00
Tier 1 Capital (to average assets)
Company	165,003	10.45	63,188	> 4.00	N/A	N/A
First Mid Bank	156,675	9.97	62,874	> 4.00	78,593	> 5.00
December 31, 2013
Total Capital (to risk-weighted assets)
Company	$170,344	15.58%	$87,472	> 8.00%	N/A	N/A
First Mid Bank	161,650	14.89	86,830	> 8.00	$108,538	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	157,095	14.37	43,736	> 4.00	N/A	N/A
First Mid Bank	148,401	13.67	43,415	> 4.00	65,123	> 6.00
Tier 1 Capital (to average assets)
Company	157,095	10.12	62,069	> 4.00	N/A	N/A
First Mid Bank	148,401	9.62	61,737	> 4.00	77,171	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2014, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2014 or 2013.  The Company awarded 14,770 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the nine months ended September 30, 2014, the Company repurchased 58,471 shares at a total cost of approximately $1,650,000. Since 1998, the Company has repurchased a total of 3,483,774 shares at a total price of approximately $68,355,000.  As of September 30, 2014, the Company is authorized per all repurchase programs to purchase $3,352,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2014, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2014, the excess collateral at the FHLB would support approximately $88.8 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2014, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds.  This loan was renewed on April 18, 2014 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2014 and 2013 and December 31, 2013.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$241,228	$173,914	$47,807	$19,360	$147
Debt	20,620	—	—	—	20,620
Other borrowings	103,066	88,066	15,000	—	—
Operating leases	3,292	949	899	691	753
Supplemental retirement	807	50	200	170	387
	$369,013	$262,979	$63,906	$20,221	$21,907

For the nine months ended September 30, 2014, net cash of $10.5 million and $11.2 million was provided from operating activities and investing activities, respectively and $29.2 million was used in financing activities. In total, cash and cash equivalents decreased by $7.5 million since year-end 2013.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Unused commitments and lines of credit:
Commercial real estate	$19,437	$23,770
Commercial operating	139,157	139,395
Home equity	23,302	24,071
Other	47,316	52,251
Total	$229,212	$239,487
Standby letters of credit	$5,782	$4,732

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	231	$20.50	231	$4,095,000
August 1, 2014 - August 31, 2014	26,204	$20.82	26,204	$3,549,000
September 1, 2014 - September 30, 2014	9,167	$21.57	9,167	$3,352,000
Total	35,602	$20.96	35,602	$3,352,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 6, 2014

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
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Amanda D. Lewis, effective September 29, 2014 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on September 29, 2014)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.