Form 10-K
period 2014-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2015-03-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Common stock, par value $4.00 per share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $70,804,295.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 5, 2015, 7,017,236 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2015 Annual Meeting of Shareholders to be held on April 29, 2015 III

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

First Mid Bank also opened a de novo branch in Decatur, Illinois and a banking center in the Student Union of Eastern Illinois University in Charleston, Illinois (2000); de novo branches in Champaign, Illinois and Maryville, Illinois (2002), a de novo branch in Highland, Illinois (2005) de novo branches in Decatur, Illinois and Champaign, Illinois (2009), and a de novo branch in Decatur, Illinois (2013).

In 2002, the Company acquired all of the outstanding stock of First Mid Insurance, an insurance agency located in Mattoon.

On September 10, 2010, the Company acquired 10 Illinois branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 400 people on a full-time equivalent basis as of December 31, 2014.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

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

Business Strategies

Mission Statement. The Company’s mission statement is to fulfill the financial needs of our communities with exceptional personal service, professionalism and integrity, and deliver meaningful value and results for customers and shareholders.
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

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel attempt to match products and services with the particular financial needs of individual customers and prospective customers.  Many senior officers of the organization are required to attend monthly meetings where they report on their business development efforts and results.  Executive management uses these meetings as an educational and risk management opportunity as well.  Cross-selling opportunities are encouraged between the business lines and is facilitated by an on-line application.

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $301 million at December 31, 2010 to $380 million at December 31, 2014.  Approximately 62% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2014. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, and investment services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty and group medical insurance for businesses and personal lines insurance to individuals.

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

Employee Strategy. The judgments, experiences and capabilities of the Company’s employees are used to create an environment where meeting the needs of our customer, communities and stockholders is always a priority.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization and four non-employee members of the board of directors, must approve all underwriting decisions in excess of $2 million and up to 75% of the legal lending limit which was approximately $26 million at December 31, 2014. The full Board of Directors must approve all underwriting decisions in excess of 75% of the legal lending limit. While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $1.9 million (0.22% of total loans) over the past five years. Nonperforming loans were $4.5 million (0.43% of total loans) at December 31, 2014.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2014, the Company’s net interest margin increased to 3.43% from 3.38% in 2013.

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

During 2014, First Mid Bank operated facilities in the Illinois counties of Adams, Bond, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Knox, Macon, Madison, McClean, Moultrie, Peoria and Piatt.  Each facility primarily serves the community in which it is located.  First Mid Bank served twenty-five different communities with thirty-seven separate locations in the towns of Altamont, Arcola, Bartonville, Bloomington, Champaign, Charleston, Decatur, Effingham, Galesburg, Highland, Knoxville, Mansfield, Mahomet, Maryville, Mattoon, Monticello, Neoga, Peoria, Pocahontas, Quincy, Sullivan, Taylorville, Tuscola, Urbana, and Weldon Illinois.  Within the areas of service, there are numerous competing financial institutions and financial services companies. Subsequently, on January 16, 2015, First Mid Bank closed its facilities in Bloomington and Pocahontas.

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

Conversion of Series B Preferred Stock
On September 23, 2014, the Board of Directors of the Company approved the mandatory conversion of all of the Company's issued and outstanding 4,926 shares of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) into shares of the Company’s common stock. On November 17, 2014, the Company completed the mandatory conversion. The conversion ratio for each share of the Series B Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series B Preferred Stock) by $21.62 (the then current conversion price). The conversion ratio, therefore, was 231.267 shares of the Company's common stock for each share of Series B Preferred Stock. This resulted in the issuance of approximately 1,139,195 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series B Preferred Stock and certificates for shares of Series B Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends, and cash in lieu of fractional share interests.

Rights Agreement

On January 21, 2015, the Company entered into an Amendment No. 1 to the Rights Agreement (the "Rights Agreement"), dated as of September 22, 2009, by and between the Company and Computershare Trust Company, N.A., as rights agent. This amendment accelerated the expiration of the Company's common stock purchase rights (the “Rights”) from 5:00 p.m., Mattoon, Illinois time, on September 22, 2019, to 5:00 p.m., Mattoon, Illinois time, on January 21, 2015, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company's common stock pursuant to the Rights Agreement expired.

Branch Purchase and Assumption Agreement

On January 30, 2015, First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Old National Bank, a national banking association having its principal office in Evansville, Indiana, pursuant to which First Mid Bank will purchase certain assets and assume certain liabilities of 12 branch offices of Old National Bank in Southern Illinois (the “Branches”). Pursuant to the terms of the Purchase Agreement, First Mid Bank has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the Branches. The loan and deposit balances to be assumed were approximately $160 million and $502 million, respectively, as of December 31, 2014. First Mid Bank has also agreed to assume certain leases relating to the Branches. The completion of the Purchase is subject to regulatory approval required by the Office of the Comptroller of the Currency and normal customary closing conditions, including First Mid Bank, in conjunction with the Company, obtaining financing in connection with the acquisition. Subject to the satisfaction of such conditions, First Mid Bank and Old National Bank expect to close the acquisition in the third quarter of 2015.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series C Preferred Stock issued by the Company in 2011, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2014, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.60%, a Tier 1 risk-based ratio of 14.42% and a leverage ratio of 10.52%.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $717,000, $743,000 and $783,000 for this assessment during 2014, 2013 and 2012, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $87,000, $89,000 and $92,000 during 2014, 2013 and 2012, respectively, for this assessment.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2014, 2013, and 2012 First Mid Bank paid supervisory fees to the OCC totaling $342,000, $333,000, and $320,000, respectively.

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

During the year ended December 31, 2014, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.02%, a Tier 1 risk-based ratio of 13.84% and a leverage ratio of 10.08%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.  As of December 31, 2014, approximately $37.9 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (55)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (46)	Senior Executive Vice President and Chief Financial Officer
John W. Hedges (66)	Senior Executive Vice President
Laurel G. Allenbaugh (54)	Executive Vice President
Eric S. McRae (49)	Executive Vice President
Christopher L. Slabach (52)	Senior Vice President
Clay M. Dean (40)	Senior Vice President
Amanda D. Lewis (35)	Senior Vice President
Danielle Niebrugge (41)	Senior Vice President

Joseph R. Dively, age 55, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 46, has been Senior Executive Vice President since 2014 and Chief Financial Officer of the Company since 2000. He served as Executive Vice President from from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 66, has been Senior Executive Vice President of the Company and Senior Executive Vice President and Chief Credit Officer of First Mid Bank since May 2011. He served as President of First Mid Bank from September 1999 to May 2011.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 54, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 49, has been Executive Vice President of the Company and Executive Vice President, Senior Lender of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Christopher L. Slabach, age 52, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 40, has been Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 35, has been Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

Danielle Niebrugge, age 41, has been Senior Vice President of the Company and Director of Human Resources of First Mid Bank since June 2014. She was Director of People Services for St. Anthony's Memorial Hospital prior to joining the Company.

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

Difficult economic conditions and market disruption have adversely impacted the banking industry and financial markets generally and may again significantly affect the business, financial condition, or results of operations of the Company. The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by some financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to merge with other institutions and, in some cases, to seek government assistance or bankruptcy protection. Although the housing, capital and credit markets have materially improved since the declines beginning in 2007, future declines could adversely affect the Company's business.

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

If the Company were unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities. As seen starting in the middle of 2007, significant turmoil and volatility in worldwide financial markets can result in a disruption in the liquidity of financial markets, and could directly impact the Company to the extent it needs to access capital markets to raise funds to support its business and overall liquidity position. These types of situations could affect the cost of such funds or the Company’s ability to raise such funds. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers’ needs, which could adversely impact its financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section.

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $746 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2014. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

Deterioration in the real estate market could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations or the Company. Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

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

A failure in or breach of the company's operational or security systems, or those of it's third party service providers, including as a result of cyber-attacks, could disrupt the company's business, result in unintentional disclosure or misuse of confidential or proprietary information, damage the company's reputation, increase our costs and cause losses. As a financial institution, the company's operations rely heavily on the secure processing, storage and transmission of confidential and other information on it's computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the company's online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of these systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. Management cannot assert that any such failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed. While certain protective policies and procedures are in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance these protective measures.

Additionally, the company faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, its operational systems. Any failures, interruptions or security breaches in the company's information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

If the Company’s stock price declines from levels at December 31, 2014, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2014. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

The Series C Preferred Stock impacts net income available to common stockholders and earnings per share.  As long as shares of the Series C Preferred Stock is outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series C Preferred Stock have been paid in full. The dividends declared on the Series C Preferred Stock reduce the net income available to common stockholders and earnings per share.

Holders of Series C Preferred Stock have rights that are senior to those of common stockholders. The Series C Preferred Stock is senior to the shares of common stock and holders of the Series C Preferred Stock have certain rights and preferences that are senior to holders of common stock. The Series C Preferred Stock will rank senior to the common stock and all other equity securities designated as ranking junior to the Series C Preferred Stock. So long as any shares of the Series C Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend shall be paid or declared on common stock or other junior stock, other than a dividend payable solely in common stock.

The Company also may not purchase, redeem or otherwise acquire for consideration any shares of its common stock or other junior stock unless it has paid in full all accrued dividends on the Series C Preferred Stock for all prior dividend periods. The Series C Preferred Stock is entitled to a liquidation preference over shares of common stock in the event of the Company’s liquidation, dissolution or winding up.

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

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS or its data processing and by First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in seventeen counties throughout Illinois.  Of the thirty-six other banking offices operated by First Mid Bank, twenty-three are owned and thirteen are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2014 was $27.4 million.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 575 shareholders of record as of December 31, 2014 and is included for quotation on the NASDAQ Stock Market, LLC.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2014
4th	$22.00	$16.90
3rd	22.00	19.05
2nd	23.80	19.05
1st	23.50	21.00
2013
4th	$23.25	$21.55
3rd	23.30	21.00
2nd	23.95	22.11
1st	25.00	21.60

The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2014 and 2013. The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/28/2014	12/08/2014	$0.29
04/30/2014	06/06/2014	0.26
10/22/2013	12/06/2013	0.25
04/24/2013	06/07/2013	0.21

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

The following table summarizes share repurchase activity for the fourth quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2014 – October 31, 2014	—	$0.00	—	$8,352,000
November 1, 2014 – November 30, 2014	—	—	—	8,352,000
December 1, 2014 – December 31, 2014	5,973	18.99	5,973	8,238,000
Total	5,973	$18.99	5,973	$8,238,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 24, 2014, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2014	2013	2012	2011	2010
Summary of Operations
Interest income	$54,734	$53,459	$55,767	$56,772	$50,883
Interest expense	3,252	3,535	6,157	8,504	10,756
Net interest income	51,482	49,924	49,610	48,268	40,127
Provision for loan losses	629	2,193	2,647	3,101	3,737
Other income	18,369	19,341	18,310	15,787	13,820
Other expense	44,507	43,504	42,838	43,053	36,927
Income before income taxes	24,715	23,568	22,435	17,901	13,283
Income tax expense	9,254	8,846	8,410	6,529	4,522
Net income	15,461	14,722	14,025	11,372	8,761
Dividends on preferred shares	4,152	4,417	4,252	3,576	2,240
Net income available to common stockholders	$11,309	$10,305	$9,773	$7,796	$6,521
Per Common Share Data
Basic earnings per share	$1.88	$1.74	$1.62	$1.29	$1.07
Diluted earnings per share	1.85	1.73	1.62	1.29	1.07
Dividends declared per share	0.55	0.46	0.42	0.40	0.38
Book value per common share	19.55	16.54	17.53	16.18	14.46
Tangible Book Value per common share	15.63	11.75	12.68	11.24	9.00
Capital Ratios
Total capital to risk-weighted assets	15.60%	15.58%	15.65%	14.48%	12.84%
Tier 1 capital to risk-weighted assets	14.42%	14.37%	14.51%	13.37%	11.71%
Common equity tier 1 ratio	10.32%	7.78%	7.54%	7.00%	6.88%
Tier 1 capital to average assets	10.52%	10.12%	9.66%	8.99%	7.42%
Financial Ratios
Net interest margin	3.43%	3.38%	3.44%	3.45%	3.51%
Return on average assets	0.97%	0.94%	0.91%	0.76%	0.72%
Return on average common equity	10.34%	10.11%	9.53%	8.36%	7.20%
Dividend on common shares payout ratio	29.26%	26.44%	25.93%	31.01%	35.51%
Average equity to average assets	9.94%	9.81%	9.76%	8.88%	9.44%
Allowance for loan losses as a percent of total loans	1.29%	1.35%	1.29%	1.29%	1.29%
Year End Balances
Total assets	$1,607,103	$1,605,498	$1,578,032	$1,500,956	$1,468,245
Net loans, including loans held for sale	1,048,724	969,555	899,289	848,954	794,188
Total deposits	1,272,077	1,287,616	1,274,065	1,170,734	1,212,710
Total equity	164,916	149,381	156,687	140,967	112,265
Average Balances
Total assets	$1,593,227	$1,568,638	$1,543,453	$1,502,794	$1,219,353
Net loans, including loans held for sale	1,008,980	912,452	855,335	796,520	708,367
Total deposits	1,293,621	1,283,599	1,236,598	1,212,206	972,811
Total equity	158,364	153,922	150,578	133,444	115,151

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2014, 2013 and 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2014, 2013 and 2012

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

Net income was $15.5 million, 14.7 million, and $14.0 million and diluted earnings per share were $1.85, $1.73, and $1.62 for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net income and earnings per share in 2014 was primarily the result of an increase in net interest income due to growth in loan balances and sustained low funding costs, a reduction in provision for loan losses given lower non-performing assets and net charge-offs. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Return on average assets	0.97%	0.94%	0.91%
Return on average common equity	10.34%	10.11%	9.53%
Average common equity to average assets	9.94%	9.81%	9.76%

Total assets at December 31, 2014, 2013 and 2012 were $1.61 billion, $1.61 billion, and $1.58 billion, respectively. Net loan balances increased to $1.05 billion at December 31, 2014, from $970 million at December 31, 2013, from $899 million at December 31, 2012. Of the increase in 2014, $55.4 million or 32.9% was due to increases in commercial and industrial loans and $19.8 million or 2.5% was due to increases in loans secured by real estate. Of the increase in 2013, $61.4 million or 86% was due to increases in loans secured by real estate. Of the increase in 2012, $46.9 million or 93% was due to increases in loans secured by real estate.

Total deposit balances decreased to $1.27 billion at December 31, 2014 from $1.29 billion at December 31, 2013 and from $1.27 billion at December 31, 2012. The decline in 2014 was due to declines in non-interest bearing deposits and higher rate CDs that matured and were not replaced offset by an increase in interest bearing deposits. The increase in 2013 was due to increases in interest-bearing deposits offset by declines in savings account balances and non-interest bearing deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for 2014, 3.38% for 2013 and 3.44% for 2012. The increase during 2014 was primarily due to the growth in loan balances. The decrease during 2013 was primarily due to a greater decrease in rates on earning assets compared to the decline in rates on interest bearing liabilities.

Net interest income increased to $51.5 million in 2014 from $49.9 million in 2013 and $49.6 million in 2012.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income decreased to $18.4 million in 2014 compared to $19.3 million in 2013 and $18.3 million in 2012. The primary reason for the decrease of $.9 million or 5% from 2013 to 2014 was less gains on sales of securities and a decline in mortgage banking income as refinance and new purchase activity has slowed, offset by increases in revenue from brokerage and insurance commissions and deposit account service charges. The primary reason for the increase of $1 million or 5.6% from 2012 to 2013 was more gains on the sale of securities primarily due to the sale of two trust preferred securities which resulted in a gain of $1.4 million. In addition to security gains, revenues from trust and wealth management also increased by $380,000 due to increased revenue from the retirement services area and more growth through the brokerage platform. These increases offset the decline in mortgage banking income during the year as refinances slowed with the increase in interest rates.

Non-interest expenses increased $1,003,000, to $44.5 million in 2014 compared to $43.5 million in 2013, and $42.8 million in 2012.  The increase during 2014 of 2.3% was primarily due to an increase in salary and benefits expense as a result of higher officer salary and insurance costs. The increase during 2013 of less than 2% was primarily due to an increase in salaries and benefits expenses due to additions in sales staff and employees added for a new branch location.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2014 vs 2013	2013 vs 2012
Net interest income	$1,558	$314
Provision for loan losses	1,564	454
Other income, including securities transactions	(972)	1,031
Other expenses	(1,003)	(666)
Income taxes	(408)	(436)
Increase in net income	$739	$697

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $4.5 million at December 31, 2014 compared to $6.5 million at December 31, 2013, and $7.6 million at December 31, 2012.  The decrease in 2014 and 2013 was the result of loans that paid off or became current during the year and loans transferred to other real estate owned. Other real estate owned balances totaled $263,000 at December 31, 2014 compared to $568,000 at December 31, 2013, and $1.2 million at December 31, 2012. The decreases in 2014 and 2013 were due to more properties sold during the year than properties transferred in. The Company’s provision for loan losses was $629,000 for 2014, compared to $2.2 million for 2013, and $2.6 million for 2012.  At December 31, 2014, the composition of the loan portfolio remained similar to year-end 2013.  Loans secured by both commercial and residential real estate comprised 70%, 74%, and 73% of the loan portfolio for 2014, 2013, and 2012, respectively.

The Company also held an investment in one trust preferred security with a fair value of $364,000 and unrealized losses of $2.9 million at December 31, 2014 compared to a fair value of $191,000 and unrealized losses of $3.5 million at December 31, 2013. On July 22, 2013, the Company sold its holding in PreTSL I and II. The proceeds of these sales were sufficient to pay off the book value of $1.1 million of these securities, reverse the recorded OTTI impairment of $2.9 million and record a gain on sale of approximately $1.4 million. During 2014 and 2013 the Company did not record any additional impairment charges for these securities. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2014, 2013, and 2012 was 14.42%, 14.37%, and 14.51%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2014, 2013, and 2012 was 15.60%, 15.58% ,and 15.65%, respectively. The increase in these ratios during 2014 was primarily the result of an increase in retained earnings from current year net income and slightly lower preferred dividends due to the conversion of Series B Preferred Stock. The decline in these ratios during 2013 was primarily due to a decrease in retained earning resulting from a greater amount of preferred dividends paid following the issuance of additional Series C Preferred Stock in 2012. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2014, 2013 and 2012 were $242.8 million, $244.2 million, and $234.9 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2014 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$32,379	$83	0.26%	$13,633	$33	0.24%	$16,559	$40	0.24%
Federal funds sold	495	1	0.10%	6,923	6	0.09%	41,484	37	0.09%
Certificates of deposit investments	—	—	—%	2,554	14	0.55%	10,714	57	0.53%
Investment securities
Taxable	374,285	7,499	2.00%	466,031	9,153	1.96%	458,158	9,970	2.18%
Tax-exempt (1)	69,614	2,352	3.38%	61,127	2,069	3.38%	49,198	1,714	3.48%
Loans (2) (3)	1,022,605	44,799	4.38%	924,900	42,184	4.56%	866,912	43,949	5.07%
Total earning assets	1,499,378	54,734	3.65%	1,475,168	53,459	3.62%	1,443,025	55,767	3.85%
Cash and due from banks	34,782			30,397			35,125
Premises and equipment	27,892			29,089			30,234
Other assets	44,800			46,432			46,646
Allowance for loan losses	(13,625)			(12,448)			(11,577)
Total assets	$1,593,227			$1,568,638			$1,543,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$559,168	689	0.12%	$544,157	795	0.15%	$511,199	1,443	0.28%
Savings deposits	281,185	375	0.13%	294,615	452	0.15%	281,831	1,186	0.42%
Time deposits	229,763	1,287	0.56%	207,454	1,456	0.70%	224,350	2,214	0.99%
Securities sold under agreements
to repurchase	97,478	47	0.05%	87,468	46	0.05%	113,443	117	0.10%
FHLB advances	14,575	339	2.33%	13,258	254	1.91%	10,619	308	2.90%
Federal funds purchased	16	—	0.52%	1,463	9	0.62%	59	—	0.68%
Subordinated debentures	20,620	514	2.49%	20,620	523	2.54%	20,620	563	2.73%
Other debt	101	1	1.22%	—	—	—%	4,035	326	8.00%
Total interest-bearing liabilities	1,202,906	3,252	0.27%	1,169,035	3,535	0.30%	1,166,156	6,157	0.53%
Demand deposits	223,505			237,373			219,218
Other liabilities	8,452			8,308			7,501
Stockholders’ equity	158,364			153,922			150,578
Total liabilities & equity	$1,593,227			$1,568,638			$1,543,453
Net interest income		$51,482			$49,924			$49,610
Net interest spread			3.38%			3.32%			3.32%
Impact of non-interest bearing funds			0.05%			0.06%			0.12%
Net yield on interest-earning assets			3.43%			3.38%			3.44%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2014 Compared to 2013 Increase – (Decrease)			2013 Compared to 2012 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$50	$47	$3	$(7)	$(7)	$—
Federal funds sold	(5)	(6)	1	(31)	(31)	—
Certificates of deposit investments	(14)	(7)	(7)	(43)	(45)	2
Investment securities:
Taxable	(1,654)	(1,836)	182	(817)	175	(992)
Tax-exempt (2)	283	287	(4)	355	405	(50)
Loans (3)	2,615	4,328	(1,713)	(1,765)	2,827	(4,592)
Total interest income	1,275	2,813	(1,538)	(2,308)	3,324	(5,632)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(106)	27	(133)	(648)	83	(731)
Savings deposits	(77)	(19)	(58)	(734)	52	(786)
Time deposits	(169)	144	(313)	(758)	(155)	(603)
Securities sold under agreements
to repurchase	1	1	—	(71)	(22)	(49)
FHLB advances	85	26	59	(54)	66	(120)
Federal funds purchased	(9)	(8)	(1)	9	9	—
Subordinated debentures	(9)	—	(9)	(40)	—	(40)
Other debt	1	(326)	327	(326)	(326)	—
Total interest expense	(283)	(155)	(128)	(2,622)	(293)	(2,329)
Net interest income	$1,558	$2,968	$(1,410)	$314	$3,617	$(3,303)
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $1.6 million or 3.1% in 2014 compared to an increase of $314,000 or .6% in 2013. The increase in 2014 is primarily due to growth in average earning assets and an increase in net interest margin. The net interest margin increased due to the shift in balances of investment securities to higher-yielding loans, an increase in yield on investments and the reduction in deposit costs. The increase in 2013 was primarily due to growth in investment security and loan balances offset by a decline in earning asset rates that was greater than the decline in rates of interest-bearing liabilities.

In 2014, average earning assets increased by $24.2 million or 1.6% and average interest-bearing liabilities increased $33.9 million or 2.9% compared with 2013. In 2013, average earning assets increased by $32.1 million, or 2.2%, and average interest-bearing liabilities increased $2.9 million or .2% compared with 2012. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $18.7 million or 137.5% in 2014 compared to 2013. In 2013, average interest-bearing deposits held by the Company decreased $2.9 million or 17.7% compared to 2012.

•	Average federal funds sold decreased $6.4 million or 92.8% in 2014 compared to 2013. In 2013, average federal funds sold decreased $34.6 million or 83.3% compared to 2012.

•
Average certificates of deposit investments decreased $2.6 million or 100% in 2013 compared to 2012. In 2013, average certificates of deposit investments decreased $8.2 million or 76.2% compared to 2012.

•	Average loans increased by $97.7 million or 10.6% in 2014 compared to 2013. In 2013, average loans increased by $58.0 million or 6.7% compared to 2012.

•	Average securities decreased by $83.3 million or 15.8% in 2014 compared to 2013. In 2013, average securities increased by $19.8 million or 3.9% compared to 2012.

•	Average deposits increased by $23.9 million or 2.3% in 2014 compared to 2013. In 2013, average deposits increased by $28.8 million or 2.8% compared to 2012.

•
Average securities sold under agreements to repurchase increased by $10 million or 11.4% in 2014 compared to 2013.  In 2013, average securities sold under agreements to repurchase decreased by $26 million or 22.9% compared to 2012.

•	Average borrowings and other debt remained relatively the same in 2014 compared to 2013. In 2013, average borrowings and other debt increased by $8 million or .02% compared to 2012.

•	The federal funds rate remained at a range of .25% to .30% at December 31, 2014, 2013 and 2012.

•	Net interest margin increased to 3.43% compared to 3.38% in 2013 and 3.44% in 2012. Asset yields increased by 3 basis points in 2014, and interest-bearing liabilities decreased by 3 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2014, 2013 and 2012 were $1,435,000, $1,316,000, and $1,038,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.53% in 2014, 3.47% in 2013 and 3.51% in 2012.

Provision for Loan Losses

The provision for loan losses in 2014 was $629,000 compared to $2,193,000 in 2013 and $2,647,000 in 2012. Nonperforming loans decreased to $4,540,000 at December 31, 2014 from $6,469,000 at December 31, 2013 and compared to $7,593,000 at December 31, 2012. The declines in provision expense in 2014 and 2013 was the result of a decrease in nonperforming loans and net charge offs. Net charge-offs were $196,000 during 2014, $720,000 during 2013 and $1,991,000 during 2012. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2014	2013	2012	2014	2013
Trust	$3,571	$3,565	$3,330	$6	$235
Brokerage	1,039	833	688	206	145
Insurance commissions	1,796	1,638	1,813	158	(175)
Service charges	5,264	4,865	4,808	399	57
Securities gains	715	2,293	934	(1,578)	1,359
Impairment recoveries (losses) on securities	—	—	127	—	(127)
Mortgage banking	596	935	1,509	(339)	(574)
ATM / debit card revenue	3,915	3,772	3,554	143	218
Other	1,473	1,440	1,547	33	(107)
Total other income	$18,369	$19,341	$18,310	$(972)	$1,031

Total non-interest income decreased to $18.4 million in 2014 compared to $19.3 million in 2014 and $18.3 million in 2012.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $6,000 or .2% in 2014 to $3,571,000 from $3,565,000 in 2013 and $3,330,000 in 2012. The increases during 2014 and 2013 in trust revenues were due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets were $757.3 million at December 31, 2014 compared to $722.9 million at December 31, 2013 and $633.8 million at December 31, 2012.

•
Revenue from brokerage increased $206,000 or 24.7% to $1,039,000 in 2014 from $833,000 in 2013 and $688,000 in 2012.  The increase from 2013 to 2014 was due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $158,000 or 9.6% to $1,796,000 in 2014 from $1,638,000 in 2013 compared to $1,813,000 in 2012.  The increase from 2013 to 2014 was due to an increase in contingency income received from carriers based on claims experience. The decrease from 2012 to 2013 was due to a decrease in property and casualty insurance commissions.

•
Fees from service charges increased $399,000 or 8.2% to $5,264,000 in 2014 from $4,865,000 in 2013 and $4,808,000 in 2012.  The increase from 2013 to 2014 was primarily due to an increase in overdraft fees and transaction service charges. The increase from 2012 to 2013 was primarily due to an increase in commercial transaction account fees.

•
Net securities gains in 2013 were $715,000 down $1.6 million or 68.8% from $2.3 million in 2013 and $934,000 in 2012. The decline in security gains from 2013 to 2014 and the increase during 2013 was primarily due to the sale of two trust preferred securities that resulted in net security gains of $1.4 million.

•
Mortgage banking income decreased $339,000 or 36.3% to $596,000 in 2014 from $935,000 in 2013 and $1,509,000 in 2012.  The decline during 2014 was due to an decrease in the volume of loans originated and sold by First Mid Bank due to less refinancing as interest rates rose on various loan types.  Loans sold balances are as follows:

▪	$44 million (representing 368 loans) in 2014

▪	$65 million (representing 552 loans) in 2013

▪	$101 million (representing 796 loans) in 2012

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $143,000 or 3.8% to $3,915,000 in 2014 from $3,772,000 in 2013 compared to $3,554,000 in 2012. The increase from 2013 to 2014 was primarily due to an increase in electronic transactions and incentives received from VISA. The increase from 2012 to 2013 was primarily due to in increase in electronic transactions.

•
Other income increased $33,000 or 2.3% in 2014 to $1,473,000 from $1,440,000 in 2013 compared to $1,547,000 in 2012.  The increase from 2013 to 2014 was primarily due to an increase in merchant card processing fees. The decrease from 2012 to 2013 was primarily due to a decline in rental income from other real estate owned that was sold during the third quarter of 2013 and less loan closing fees compared to 2012.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2014	2013	2012	2014	2013
Salaries and benefits	$24,771	$24,128	$23,433	$643	$695
Occupancy and equipment	8,347	8,223	8,088	124	135
Other real estate owned, net	23	163	390	(140)	(227)
FDIC insurance assessment expense	804	832	875	(28)	(43)
Amortization of other intangibles	643	674	773	(31)	(99)
Stationery and supplies	646	603	609	43	(6)
Legal and professional fees	2,333	2,070	2,093	263	(23)
Marketing and promotion	1,015	1,221	1,014	(206)	207
Other	5,925	5,590	5,563	335	27
Total other expense	$44,507	$43,504	$42,838	$1,003	$666

Total non-interest expense increased to $44.5 million in 2014 from $43.5 million in 2013 and $42.8 million in 2012.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $643,000 or 2.7% to $24.8 million from $24.1 million in 2013, and $23.4 million in 2012. The increase was primarily due to merit increases for continuing employees during the first quarter of 2014 offset by a decrease in the number of employees in 2014. The increases in 2013 was primarily due to increases in incentive compensation expense as a result of achieving desired objectives and merit raises for continuing employees. There were 400 full-time equivalent employees at December 31, 2014, compared to 406 at December 31, 2013, and 400 at December 31, 2012.

•
Occupancy and equipment expense increased $124,000 or 1.5% to $8.3 million in 2014 from $8.2 million in 2013, compared to $8.1 million in 2012. The increase in 2014 was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company offset by less depreciation expense on software that was fully amortized during 2014. The increase in 2013 was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense decreased $140,000 or 85.9% to $23,000 from $163,000 in 2013, and $390,000 in 2012. The decreases during 2014 and 2013 were primarily due to the decline in the outstanding balance of other real estate owned.

•
FDIC insurance expense decreased $28,000 or 3.4% to $804,000 from $832,000 in 2013, and $875,000 in 2012. The decrease in 2014 and 2013 was primarily due to lower assessment rates as a result of improved asset quality offset by an increase in average assets compared to the previous year.

•
Amortization of other intangibles expense decreased $31,000 or 4.6% to $643,000 from $674,000 in 2013, compared to $773,000 in 2012. The decrease in intangible amortization expense in 2014 ans 2013 was due to less amortization expense for core deposit intangibles.

•
Other operating expenses increased $335,000 or 6% to $5,925,000 from $5,590,000 in 2013, compared to $5,563,000 in 2012. The increase in 2014 was primarily due to filing and listing fees paid to NASDAQ during 2014 that was not paid during 2013 and increases in various other expenses in 2014. The increase in 2013 was due to increases in various expenses.

•
On a net basis, all other categories of operating expenses increased $100,000 or 2.6% to $3,994,000 from $3,894,000 in 2013, compared to $3,716,000 in 2012. The increase in 2014 was primarily due to an increase in legal and professional fees offset by a decrease in marketing and promotion. The increase in 2013 was primarily due to an increase in marketing and promotion expenses, offset by a decrease in stationery and supplies expense, and legal and professional fees.

Income Taxes

Income tax expense amounted to $9,254,000 in 2014 compared to $8,846,000 in 2013, and $8,414,000 in 2012.  Effective tax rates were 37.4% for 2014, and 37.5% for 2013 and 2012.  The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which was codified within ASC 740, on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities for the last three years (dollars in thousands):

	December 31,
	2014		2013		2012
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$154,874	1.72%	$197,805	1.56%	$180,851	1.75%
Obligations of states and political subdivisions	75,589	3.33%	65,304	3.43%	53,064	3.62%
Mortgage-backed securities: GSE residential	193,814	2.48%	229,661	2.60%	252,310	2.81%
Trust preferred securities	3,300	1.14%	3,652	1.14%	4,974	3.50%
Other securities	4,036	1.20%	6,035	1.17%	9,663	1.92%
Total securities	$431,613	2.33%	$502,457	2.27%	$500,862	2.53%

At December 31, 2014, the Company’s investment portfolio decreased by $70.8 million from December 31, 2013 due to maturities and sales of various securities that were used to fund new loans and not replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. During the third quarter of 2014, management evaluated its available-for-sale portfolio and transferred obligations of U.S. government corporations & agencies securities with a fair value of $53.6 million from available-for-sale to held-to-maturity to reduce price volatility. Management determined it has both the intent and ability to hold these securities to maturity. Transfers of investment securities into the held-to-maturity category from available-for-sale are made at fair value on the date of transfer. There were no gains or losses recognized as a result of this transfer. The related $1.4 million of unrealized holding loss that was included in the transfer is retained in the carrying value of the held-to-maturity securities and in other comprehensive income net of deferred taxes. These amounts are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

The table below presents the credit ratings as of December 31, 2014 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2014 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,224	$99,957	$99,957	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	75,589	78,084	4,625	56,026	15,997	—	—	1,436
Mortgage-backed securities (2)	193,814	195,401	—	—	—	—	—	195,401
Trust preferred securities	3,300	364	—	—	—	—	364	—
Other securities	4,036	4,050	—	2,007		1,988	—	55
Total investments	$377,963	$377,856	$104,582	$58,033	$15,997	$1,988	$364	$196,892
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,650	$53,937	$53,937

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

The trust preferred securities consist of one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding this security as of December 31, 2014:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,300,000
Fair value	$364,000
Unrealized gains/(losses)	$(2,936,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	32
Number of issuers in default	8
Number of issuers in deferral	3
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	18.4%
Remaining collateral	$340,882,000
Actual defaults & deferrals as a % of remaining collateral	19.5%
Expected defaults & deferrals as a % of remaining collateral	40.2%
Performing collateral	$274,382,000
Estimated incremental defaults	$64,254,000
Current balance of class	$35,394,242
Subordination	$273,253,125
Excess subordination	$1,128,875
Excess subordination as a % of remaining performing collateral	0.4%
Discount rate (1)	1.59%-4.43%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

During the year ended December 31, 2014 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine branch or class which are subordinate to the more senior tranches of the issues. The Company is receiving partial interest payments and PIK for the remainder of interest due for this security due to failure of the required senior tranche coverage tests described. This security is projected to remain in partial PIK status for approximately one more year.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing its trust preferred security on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep its remaining trust preferred security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company perform further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of the securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2014 and 2013.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2014	% Outstanding Loans	2013	2012	2011	2010
Construction and land development	$21,627	2.0%	$25,321	$31,341	$23,136	$20,379
Farm loans	110,193	10.4%	109,405	86,271	72,585	64,992
1-4 Family residential properties	181,921	17.1%	184,761	186,498	181,849	179,527
Multifamily residential properties	53,129	5.0%	50,174	44,863	19,846	22,146
Commercial real estate	379,604	35.8%	356,999	316,322	321,001	300,825
Loans secured by real estate	746,474	70.3%	726,660	665,295	618,417	587,869
Agricultural loans	68,298	6.4%	64,128	61,014	63,257	58,307
Commercial and industrial loans	223,780	21.1%	168,353	160,299	150,716	126,319
Consumer loans	15,118	1.4%	14,579	16,264	16,271	19,655
All other loans	8,736	0.8%	9,084	8,193	11,413	12,431
Total loans	$1,062,406	100.0%	$982,804	$911,065	$860,074	$804,581

Loan balances increased by $79.6 million or 8.1% from December 31, 2013 to December 31, 2014 primarily due to originations of commercial and industrial loans. Loan balances increased by $71.7 million or 7.9% from December 31, 2012 to December 31, 2013 primarily due to originations of loans secured by real estate, agricultural loans, and commercial and industrial loans. The balances of loans sold into the secondary market were $44 million in 2014 compared to $65 million in 2013. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,958,000 and $514,000 as of December 31, 2014 and 2013, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Mattoon region	$255,024	24.1%	$207,009	21.1%
Charleston region	50,445	4.7%	50,207	5.1%
Sullivan region	153,731	14.5%	133,573	13.6%
Effingham region	63,015	5.9%	66,004	6.7%
Decatur region	256,241	24.1%	241,784	24.6%
Peoria region	166,056	15.6%	166,618	16.9%
Highland region	117,894	11.1%	117,609	12.0%
Total all regions	$1,062,406	100.0%	$982,804	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2014 and 2013, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2014 and 2013, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2014		December 31, 2013
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$155,136	14.60%	$147,110	14.97%
All Other General Merchandise Stores	46,169	4.35%	26,920	2.74%
Lessors of non-residential buildings	96,508	9.08%	97,982	9.97%
Lessors of residential buildings & dwellings	65,781	6.19%	58,792	5.98%
Hotels and motels	56,546	5.32%	50,608	5.15%

Balances of all other grain merchandise stores were not considered a concentration during 2013, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2014, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$16,737	$4,566	$324	$21,627
Farm loans	7,600	44,337	58,256	110,193
1-4 Family residential properties	19,080	82,576	80,265	181,921
Multifamily residential properties	939	21,106	31,084	53,129
Commercial real estate	28,328	252,486	98,790	379,604
Loans secured by real estate	72,684	405,071	268,719	746,474
Agricultural loans	53,145	14,013	1,140	68,298
Commercial and industrial loans	120,759	74,094	28,927	223,780
Consumer loans	3,185	11,204	729	15,118
All other loans	1,447	2,439	4,850	8,736
Total loans	$251,220	$506,821	$304,365	$1,062,406

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2014, loans with maturities over one year consisted of approximately $714.6 million in fixed rate loans and approximately $96.6 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans	$4,105	$6,121	$7,573	$6,723	$9,332
Restructured loans which are performing in accordance with revised terms	435	348	20	717	1,102
Total nonperforming loans	4,540	6,469	7,593	7,440	10,434
Repossessed assets	263	568	1,229	4,606	6,199
Total nonperforming loans and repossessed assets	$4,803	$7,037	$8,822	$12,046	$16,633
Nonperforming loans to loans, before allowance for loan losses	0.43%	0.66%	0.83%	0.87%	1.30%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.45%	0.72%	0.98%	1.40%	2.07%

The $2.0 million decrease in nonaccrual loans during 2014 resulted from the net of $854,000 of loans put on nonaccrual status, offset by $242,000 of loans transferred to other real estate owned, $130,000 of loans charged off and $2.5 million of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$785	19.1%	$1,483	24.2%
Farm loans	29	0.7%	105	1.7%
1-4 Family residential properties	878	21.4%	1,009	16.5%
Commercial real estate	2,074	50.5%	2,807	45.9%
Loans secured by real estate	3,766	91.7%	5,404	88.3%
Agricultural loans	—	—%	—	—%
Commercial and industrial loans	332	8.1%	706	11.5%
Consumer loans	7	0.2%	11	0.2%
Total loans	$4,105	100.0%	$6,121	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $71,000, $45,000 and $173,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The $305,000 decrease in repossessed assets during 2014 resulted from the net of $355,000 of additional assets repossessed, $583,000 of repossessed assets sold and $77,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Construction and land development	$201	76.4%	$278	49.0%
Farm Loans	—	—%	3	0.5%
1-4 family residential properties	62	23.6%	135	23.8%
Commercial real estate	—	—%	46	8.0%
Total real estate	263	100.0%	462	81.3%
Agricultural Loans	—	—%	106	18.7%
Total repossessed collateral	$263	100.0%	$568	100.0%

Repossessed assets sold during 2014 resulted in net losses of $33,000, of which $33,000 was related to real estate asset sales and $0 was related to other repossessed assets sales. Repossessed assets sold during 2013 resulted in net losses of $37,000, of which $32,000 were related to real estate asset sales and $5,000 was related to other repossessed assets sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2014, the Company’s loan portfolio included $178.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $155.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $5.0 million from $173.5 million at December 31, 2013 while loans concentrated in other grain farming increased $8.0 million from $147.1 million at December 31, 2013.

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

In addition, the Company has $56.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $46.2 million of loans to other general merchandise stores, $96.5 million of loans to lessors of non-residential buildings and $65.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2014	2013	2012	2011	2010
Average loans outstanding, net of unearned income	$1,022,605	$924,900	$866,912	$807,463	$718,669
Allowance-beginning of period	13,249	11,776	11,120	10,393	9,462
Charge-offs:
Real estate-mortgage	185	479	1,423	2,625	2,551
Commercial, financial & agricultural	41	426	699	881	287
Installment	63	35	79	92	103
Other	248	188	170	162	181
Total charge-offs	537	1,128	2,371	3,760	3,122
Recoveries:
Real estate-mortgage	110	36	137	1,171	146
Commercial, financial & agricultural	78	232	85	97	35
Installment	26	30	67	28	29
Other	127	110	91	90	106
Total recoveries	341	408	380	1,386	316
Net charge-offs	196	720	1,991	2,374	2,806
Provision for loan losses	629	2,193	2,647	3,101	3,737
Allowance-end of period	$13,682	$13,249	$11,776	$11,120	$10,393
Ratio of annualized net charge-offs to average loans	0.03%	0.08%	0.23%	0.29%	0.39%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.29%	1.35%	1.29%	1.29%	1.35%
Ratio of allowance for loan losses to nonperforming loans	301.4%	204.8%	155.1%	149.5%	99.6%

The ratio of the allowance for loan losses to nonperforming loans is 301.4% as of December 31, 2014 compared to 204.8% as of December 31, 2013.  The increase in this ratio is primarily due to the decline in nonperforming loans during 2014. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2014, the Company had net charge-offs of $196,000 compared to $720,000 in 2013. During 2014, the Company's significant charge-offs included $110,000 on four commercial real estate loans to 3 borrowers and $34,000 on one consumer loan. During 2013, the Company's significant charge offs included $288,000 on seven commercial real estates of four borrowers, $49,000 on a residential real estate loan of one borrower and $352,000 on nine commercial operating loans of six borrowers.

At December 31, 2014, the allowance for loan losses amounted to $13.7 million or 1.29% of total loans, and 301.4% of nonperforming loans. At December 31, 2013 the allowance for loan losses amounted to $13.2 million or 1.35% of total loans, and 204.8% of nonperforming loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$790	17.4%	$771	19.1%	$726	19.7%
Commercial / Commercial real estate	10,914	64.4%	10,646	61.8%	9,301	62.5%
Agricultural / Agricultural real estate	1,360	16.8%	533	17.6%	558	16.0%
Consumer	386	1.4%	377	1.5%	403	1.8%
Total allocated	13,450	100.0%	12,327	100.0%	10,988	100.0%
Unallocated	232	N/A	922	N/A	788	N/A
Allowance at end of year	$13,682	100.0%	$13,249	100.0%	$11,776	100.0%

	December 31, 2011		December 31, 2010
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	636	21.5%	$440	25.1%
Commercial / Commercial real estate	8,791	58.8%	8,307	55.7%
Agricultural / Agricultural real estate	546	15.2%	404	15.3%
Consumer	378	4.5%	392	3.9%
Total allocated	10,351	100.0%	9,543	100.0%
Unallocated	769	N/A	850	N/A
Allowance at end of year	11,120	100.0%	$10,393	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$223,505	—%	$237,373	—%	$219,218	—%
Interest-bearing	559,168	0.12%	544,157	0.15%	511,199	0.28%
Savings	281,185	0.13%	294,615	0.15%	281,831	0.42%
Time deposits	229,763	0.56%	207,454	0.70%	224,530	0.98%
Total average deposits	$1,293,621	0.18%	$1,283,599	0.21%	$1,236,778	0.39%

The following table sets forth the high and low month-end balances for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
High month-end balances of total deposits	$1,305,825	$1,310,169	$1,274,065
Low month-end balances of total deposits	1,265,058	1,263,941	1,193,341

In 2014, the average balance of deposits increased by $10 million from 2013. The increase was primarily attributable to an increase in time deposits offset by declines in non-interest bearing and savings account balances. Average non-interest bearing deposits decreased by $13.8 million, savings accounts decreased by $13.4 million, average balances of other interest-bearing deposits increased $15 million and time deposits increased by $22.3 million. In 2013, the average balance of deposits increased by $47 million from 2012. The increase was primarily attributable to increases in non-interest bearing and savings account balances offset by declines in time deposits. Average non-interest bearing deposits increased by $18 million, average money market account balances decreased by $7.5 million, average savings account balances increased by $12.8 million and average time deposit balances decreased by $16.9 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2014	2013	2012
3 months or less	$35,604	$17,946	$16,468
Over 3 through 6 months	15,270	12,625	10,847
Over 6 through 12 months	21,710	38,084	15,778
Over 12 months	25,861	28,060	19,469
Total	$98,445	$96,715	$62,562

The balance of time deposits of $100,000 or more increased $1.7 million from December 31, 2013 to December 31, 2014. The balance of time deposits of $100,000 or more increased $34.2 million from December 31, 2012 to December 31, 2013. The increase in 2014 was primarily due to an increase in public funds invested in CDs offset by declines in other CDs. The increase in 2013 was primarily due to an increase in public funds invested in CD's and the addition of $10 million in brokered CDs during 2013.

In 2014 the Company maintained account relationships with various public entities throughout its market areas. Five public entities had total balances of $46.7 million in various checking accounts and time deposits as of December 31, 2014. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2014, 2013 and 2012 is presented below (dollars in thousands):

	2014	2013	2012
At December 31:
Securities sold under agreements to repurchase	$121,869	$119,187	$113,484
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	10,000	—
Fixed term – due after one year	20,000	10,000	5,000
Junior subordinated debentures	20,620	20,620	20,620
Total	$162,489	$159,807	$139,104
Average interest rate at end of period	0.54%	0.47%	0.61%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$121,869	$119,187	$118,030
Federal funds purchased	—	5,000	—
Federal Home Loan Bank advances:
FHLB-overnite	—	11,000	—
Fixed term – due in one year or less	10,000	10,000	9,750
Fixed term – due after one year	20,000	10,000	5,000
Debt:
Debt due in one year or less	—	—	8,250
Junior subordinated debentures	20,620	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$97,478	$87,468	$113,443
Federal funds purchased	16	1,463	59
Federal Home Loan Bank advances:
FHLB-overnite	—	2,915	3
Fixed term – due in one year or less	1,520	3,589	5,616
Fixed term – due after one year	13,055	6,754	5,000
Debt:
Loans due in one year or less	101	—	4,035
Junior subordinated debentures	20,620	20,620	20,620
Total	$132,790	$122,809	$148,776
Average interest rate during the period	0.30%	0.68%	0.88%

At December 31, 2014 the advances totaling $20.0 million were as follows:

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58%, due July 13, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

At December 31, 2014 and 2013, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 18, 2014 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at December 31, 2014). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2014 and 2013.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.08% and 3.09% at December 31, 2014 and 2013, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.84% and 1.84% at December 31, 2014 and 2013, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved a final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or First Mid Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2014 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$11,014	$—	$—	$—	$—	$—	$11,014	$11,014
Taxable investment securities	1,048	—	18,211	27,633	48,167	258,363	353,422	353,709
Nontaxable investment securities	301	779	1,444	309	2,603	72,648	78,084	78,084
Loans	448,408	168,734	208,577	122,259	46,411	68,017	1,062,406	1,066,750
Total	$460,771	$169,513	$228,232	$150,201	$97,181	$399,028	$1,504,926	$1,509,557
Interest-bearing liabilities:
Savings and NOW accounts	$151,411	$31,157	$32,317	$45,078	$46,386	$274,240	$580,589	$580,589
Money market accounts	212,717	3,221	3,310	4,294	4,384	23,169	251,095	251,095
Other time deposits	158,962	31,107	13,328	9,729	5,004	147	218,277	218,558
Short-term borrowings/debt	121,869	—	—	—	—	—	121,869	121,870
Long-term borrowings/debt	25,620	5,000	—	—	—	10,000	40,620	33,069
Total	$670,579	$70,485	$48,955	$59,101	$55,774	$307,556	$1,212,450	$1,205,181
Rate sensitive assets – rate sensitive liabilities	$(209,808)	$99,028	$179,277	$91,100	$41,407	$91,472	$292,476
Cumulative GAP	$(209,808)	$(110,780)	$68,497	$159,597	$201,004	$292,476
Cumulative amounts as % of total Rate sensitive assets	-13.9%	6.6%	11.9%	6.1%	2.8%	6.1%
Cumulative Ratio	-13.9%	-7.4%	4.6%	10.6%	13.4%	19.4%

The static GAP analysis shows that at December 31, 2014, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At December 31, 2014, the Company’s stockholders' equity had increased $15.5 million, or 10.4%, to $164,916,000 from $149,381,000 as of December 31, 2013. During 2014, net income contributed $15,461,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $8,315,000, net of tax.  Additional purchases of treasury stock (82,680 shares at an average cost of $21.32 per share) decreased stockholders’ equity by approximately $1,763,000.

During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B Preferred Stock. Additionally, during 2011 and 2012, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $27,500,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series C Preferred Stock.  During 2014, the Company converted the Series B Preferred Stock to approximately 1,139,195 shares of common stock in accordance with the terms of the offering.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2014, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,539,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,539,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	13,724 common shares during 2014,

•	12,700 common shares during 2013, and

•	6,048 common shares during 2012

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	8,971 common shares during 2014,

•	9,747 common shares during 2013, and

•	19,366 common shares during 2012

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $3,540,000 in common stock dividends paid during 2014, $893,000 or 25.2% was reinvested into shares of common stock of the Company through the DRIP. Of the $4,706,000 in preferred stock dividends paid during 2014, $367,000 or 7.8% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2014, 43,969 common shares were issued from common stock dividends and 17,339 common shares were issued from preferred stock dividends.

•	During 2013, 31,035 common shares were issued from common stock dividends and 15,885 common shares were issued from preferred stock dividends.

•	During 2012, 41,729 common shares were issued from common stock dividends and 12,215 common shares were issued from preferred stock dividends.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2014, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2014 or 2013. During 2014 and 2013, the Company awarded 19,377 shares and 14,054 shares, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 24, 2014, repurchases of $5 million additional shares of the Company's common stock.

During 2014, the Company repurchased 82,681 (1.2% of common shares) at a total price of $1,763,000. During 2013, the Company repurchased 202,170 (3.4% of common shares) at a total price of $4,619,000.  As of December 31, 2014, approximately $8.2 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2014, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2014 follows:

	Total Capital Ratio	Tier One Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	15.60%	14.42%	10.52%
First Mid-Illinois Bank & Trust, N.A.	15.02%	13.84%	10.08%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2014, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2014, the excess collateral at the FHLB would support approximately $82.5 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2014, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of zero and $15 million in available funds.  This loan was renewed on April 18, 2014 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2014 and 2013.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$218,277	$152,490	$47,135	$18,506	$146
Debt	20,620	—	—	—	20,620
Other borrowings	141,869	121,869	20,000	—	—
Operating leases	4,210	1,044	1,394	1,098	674
Supplemental retirement	786	50	200	161	375
	$385,762	$275,453	$68,729	$19,765	$21,815

For the year ended December 31, 2014, net cash of $17.7 million was provided from operating activities and $10.0 million and $21.1 million was used in investing activities and financing activities, respectively. In total cash and cash equivalents decreased by $13.4 million since year-end 2013.

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

For the years ended December 31, 2014 and 2013, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II.  See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2014, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
December 31, 2014	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2014=9.67%
Prime rate increase of:
200 basis points to 5.25%	$(2,399)	(6.9)%	(1.28)%
100 basis points to 4.25%	(1,271)	(3.6)%	(0.68)%
Prime rate decrease of:
100 basis points to 2.25%	(1,237)	(3.6)%	(0.66)%
200 basis points to 1.25%	(2,582)	(7.4)%	(1.38)%

The following table shows the same analysis performed as of December 31, 2013:

	Increase (Decrease) In
December 31, 2013	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2013=9.80%
Prime rate increase of:
200 basis points to 5.25%	$(2,387)	(7.1)%	(1.40)%
100 basis points to 4.25%	(1,255)	(3.7)%	(0.70)%
Prime rate decrease of:
100 basis points to 2.25%	(1,250)	(3.7)%	(0.71)%
200 basis points to 1.25%	(3,025)	(9.0)%	(1.70)%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2014 and 2013 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2014	+200 bp	$(18,519)	(7.6)%
	+100 bp	(8,764)	(3.6)%
	-200 bp	(40,167)	(16.5)%
	-100 bp	(13,453)	(5.5)%

December 31, 2013	+200 bp	(23,203)	(9.6)%
	+100 bp	(10,347)	(4.3)%
	-200 bp	(28,130)	(11.6)%
	-100 bp	(5,745)	(2.4)%

As indicated above, at December 31, 2014, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2014, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2014, First Mid Bank slightly exceeded policy guidelines for a decrease in interest rates of 200 basis points. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks:
Non-interest bearing	$40,716	$33,453
Interest bearing	10,520	31,152
Federal funds sold	494	497
Cash and cash equivalents	51,730	65,102
Investment securities:
Available-for-sale, at fair value	377,856	488,724
Held-to-maturity, at amortized cost (estimated fair value of $53,937 at December 31, 2014 and $0 at December 31, 2013)	53,650	—
Loans held for sale	1,958	514
Loans	1,060,448	982,290
Less allowance for loan losses	(13,682)	(13,249)
Net loans	1,046,766	969,041
Interest receivable	6,828	6,614
Other real estate owned	263	568
Premises and equipment, net	27,352	28,578
Goodwill, net	25,753	25,753
Intangible assets, net	1,844	2,487
Other assets	13,103	18,117
Total assets	$1,607,103	$1,605,498
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$222,116	$235,448
Interest bearing	1,049,961	1,052,168
Total deposits	1,272,077	1,287,616
Repurchase agreements with customers	121,869	119,187
Interest payable	285	277
Other borrowings	20,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	530	1,140
Other liabilities	6,806	7,277
Total liabilities	1,442,187	1,456,117
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2014 and 10,427 shares in 2013	27,400	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,529,815 shares in 2014 and 7,797,597 shares in 2013	32,119	31,190
Additional paid-in capital	55,607	33,911
Retained earnings	61,956	86,578
Deferred compensation	3,329	2,989
Accumulated other comprehensive loss	(875)	(8,380)
Less treasury stock at cost, 496,497 shares in 2014 and 1,913,817 shares in 2013	(14,620)	(48,942)
Total stockholders’ equity	164,916	149,381
Total liabilities and stockholders’ equity	$1,607,103	$1,605,498
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)	2014	2013	2012
Interest income:
Interest and fees on loans	$44,799	$42,184	$43,949
Interest on investment securities:
Taxable	7,499	9,153	9,970
Exempt from federal income tax	2,352	2,069	1,714
Interest on certificates of deposit investments	—	14	57
Interest on federal funds sold	1	6	37
Interest on deposits with other financial institutions	83	33	40
Total interest income	54,734	53,459	55,767
Interest expense:
Interest on deposits	2,351	2,703	4,843
Interest on securities sold under agreements to repurchase	47	46	117
Interest on FHLB borrowings	339	254	308
Interest on other borrowings	1	9	326
Interest on subordinated debentures	514	523	563
Total interest expense	3,252	3,535	6,157
Net interest income	51,482	49,924	49,610
Provision for loan losses	629	2,193	2,647
Net interest income after provision for loan losses	50,853	47,731	46,963
Other income:
Trust revenues	3,571	3,565	3,330
Brokerage commissions	1,039	833	688
Insurance commissions	1,796	1,638	1,813
Service charges	5,264	4,865	4,808
Securities gains, net	715	2,293	934
Total other-than-temporary impairment recoveries	—	—	127
Portion of loss recognized in other comprehensive loss	—	—	—
Other-than-temporary impairment recoveries recognized in earnings	—	—	127
Mortgage banking revenue, net	596	935	1,509
ATM / debit card revenue	3,915	3,772	3,554
Other income	1,473	1,440	1,547
Total other income	18,369	19,341	18,310
Other expense:
Salaries and employee benefits	24,771	24,128	23,433
Net occupancy and equipment expense	8,347	8,223	8,088
Net other real estate owned expense	23	163	390
FDIC insurance expense	804	832	875
Amortization of intangible assets	643	674	773
Stationery and supplies	646	603	609
Legal and professional	2,333	2,070	2,093
Marketing and donations	1,015	1,221	1,014
Other expense	5,925	5,590	5,563
Total other expense	44,507	43,504	42,838
Income before income taxes	24,715	23,568	22,435
Income taxes	9,254	8,846	8,410
Net income	15,461	14,722	14,025
Dividends on preferred shares	4,152	4,417	4,252
Net income available to common stockholders	$11,309	$10,305	$9,773
Per share data:
Basic net income per common share available to common stockholders	$1.88	$1.74	$1.62
Diluted net income per common share available to common stockholders	1.85	1.73	1.62
Cash dividends declared per common share	0.55	0.46	0.42

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012
(in thousands)	2014	2013	2012
Net income	$15,461	$14,722	$14,025
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(5,590), $7,362 and $(1,256), for the years ended December 31, 2014, 2013 and 2012, respectively	8,751	(11,525)	1,966
Unamortized holding losses on held to maturity securities transferred from available for sale, net of taxes of $518 for December 31, 2014 and $0 for December 31, 2013 and 2012.	(810)	—	—
Less: reclassification adjustment for realized gains included in net income net of taxes of $279, $894, $364, for the years ended December 31, 2014, 2013 and 2012, respectively	(436)	(1,399)	(570)
Other comprehensive income (loss), net of taxes	7,505	(12,924)	1,396
Comprehensive income	$22,966	$1,798	$15,421

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2011	$43,785	$30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967
Net income	—	—	—	14,025	—	—	—	14,025
Other comprehensive income, net of tax	—	—	—	—	—	1,396	—	1,396
Dividends on preferred stock ($850 per sh)	—	—	—	(4,252)	—	—	—	(4,252)
Dividends on common stock ($.42 per sh)	—	—	—	(2,526)	—	—	—	(2,526)
Issuance of 1,650 shares of preferred stock	8,250	—	—	—	—	—	—	8,250
Issuance of 53,944 common shares pursuant to the Dividend Reinvestment Plan	—	216	1,028	—	—	—	—	1,244
Issuance of 6,048 common shares pursuant to the Deferred Compensation Plan	—	24	107	—	—	—	—	131
Issuance of 19,366 common shares pursuant to the First Retirement & Savings Plan	—	78	335	—	—	—	—	413
Issuance of 5,320 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	21	114	—	(135)	—	—	—
Purchase of 165,117 treasury shares	—	—	—	—	—	—	(3,912)	(3,912)
Deferred compensation	—	—	—	—	145	—	(145)	—
Tax benefit related to deferred compensation distributions	—	—	29	—	—	—	—	29
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	61	—	(61)	—	—	—
Issuance of 44,763 common shares pursuant to the exercise of stock options	—	179	533	—	—	—	—	712
Tax benefit related to exercise of incentive stock options	—	—	71	—	—	—	—	71
Tax benefit related to exercise of non-qualified stock option	—	—	22	—	—	—	—	22
Vested stock options compensation expense	—	—	17	—	—	—	—	17
Vested restricted shares/units compensation expense	—	—	—	—	100	—	—	100
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687
Net income	—	—	—	14,722	—	—	—	14,722
Other comprehensive loss, net of tax	—	—	—	—	—	(12,924)	—	(12,924)
Dividends on preferred stock ($424 per sh)	—	—	—	(4,417)	—	—	—	(4,417)
Dividends on common stock ($.46 per sh)	—	—	—	(2,713)	—	—	—	(2,713)
Issuance of 46,920 common shares pursuant to the Dividend Reinvestment Plan	—	187	879	—	—	—	—	1,066
Issuance of 12,700 common shares pursuant to the Deferred Compensation Plan	—	51	226	—	—	—	—	277
Issuance of 9,747 common shares pursuant to the First Retirement & Savings Plan	—	39	172	—	—	—	—	211
Issuance of 6,322 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	25	124	—	(200)	—	—	(51)
Purchase of 202,170 treasury shares	—	—	—	—	—	—	(4,619)	(4,619)
Deferred compensation	—	—	—	—	77	—	(77)	—
Tax benefit related to deferred compensation distributions	—	—	88	—	—	—	—	88
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	52	—		—	—	52
Issuance of 39,373 common shares pursuant to the exercise of stock options	—	158	657	—	—	—	—	815
Tax benefit related to exercise of incentive stock options	—	—	22	—	—	—	—	22
Tax benefit related to exercise of non-qualified stock options	—	—	6	—	—	—	—	6
Vested restricted shares/units compensation expense	—	—	—	—	159	—	—	159
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381
Net income	—	—	—	15,461	—	—	—	15,461
Other comprehensive income, net of tax	—	—	—	—	—	7,505	—	7,505
Dividends on preferred stock ($398 per sh)	—	—	—	(4,152)	—	—	—	(4,152)
Dividends on common stock ($.55 per sh)	—	—	—	(3,540)	—	—	—	(3,540)
Issuance of 61,308 common shares pursuant to the Dividend Reinvestment Plan	—	245	1,015	—	—	—	—	1,260
Issuance of 13,724 common shares pursuant to the Deferred Compensation Plan	—	55	242	—	—	—	—	297
Issuance of 8,971 common shares pursuant to the First Retirement & Savings Plan	—	36	152	—	—	—	—	188
Issuance of 8,789 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	35	153	—	(145)	—	—	43
Issuance of 1,139,426 common shares pursuant to conversion of 4,927 shares of Series B preferred stock	(24,635)	4,558	20,077	—	—	—	—	—
Purchase of 86,681 treasury shares	—	—	—	—	—	—	(1,763)	(1,763)
Retirement of 1,500,000 treasury shares	—	(4,000)	—	(32,391)	—	—	36,391	—
Deferred compensation	—	—	—	—	306	—	(306)	—
Tax benefit related to deferred compensation distributions	—	—	101	—	—	—	—	101
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	(44)	—	—	—	—	(44)
Vested restricted shares/units compensation expense	—	—	—	—	179	—	—	179
December 31, 2014	$27,400	$32,119	$55,607	$61,956	$3,329	$(875)	$(14,620)	$164,916

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$15,461	$14,722	$14,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	629	2,193	2,647
Depreciation, amortization and accretion, net	3,960	4,661	5,403
Stock-based compensation expense	376	339	227
Gains on investment securities, net	(715)	(2,293)	(934)
Other-than-temporary impairment recoveries recognized in earnings	—	—	(127)
Losses on sales of other real property owned, net	33	32	268
Loss on write down of fixed assets	90	36	33
Gains on sale of loans held for sale, net	(621)	(918)	(1,401)
Deferred income taxes	11	971	230
(Increase) decrease in accrued interest receivable	(214)	161	277
Increase (decrease) in accrued interest payable	8	(64)	(169)
Origination of loans held for sale	(45,430)	(65,172)	(99,923)
Proceeds from sale of loans held for sale	44,607	65,788	102,158
Decrease (increase) in other assets	306	3,805	(912)
Increase (decrease) in other liabilities	(724)	401	1,087
Net cash provided by operating activities	17,777	24,662	22,889
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	6,665	12,982
Purchases of certificates of deposit investments	—	—	(6,416)
Proceeds from sales of securities available-for-sale	75,618	69,665	30,500
Proceeds from maturities of securities available-for-sale	57,133	134,300	235,013
Proceeds from maturities of securities held-to-maturity	—	—	51
Purchases of securities available-for-sale	(63,540)	(204,766)	(293,654)
Net increase in loans	(78,698)	(73,203)	(54,539)
Purchases of premises and equipment	(1,178)	(1,397)	(1,486)
Proceeds from sales of other real property owned	635	1,590	3,873
Net cash used in investing activities	(10,030)	(67,146)	(73,676)
Cash flows from financing activities:
Net increase (decrease) in deposits	(15,539)	13,551	103,331
Increase (decrease) in repurchase agreements	2,682	5,703	(18,896)
Proceeds from FHLB advances	10,000	36,000	—
Repayment of FHLB advances	(10,000)	(21,000)	(14,750)
Proceeds from short-term debt	1,000	—	—
Repayment of short-term debt	(1,000)	—	(8,250)
Proceeds from issuance of common stock	25,123	1,303	1,255
Proceeds from issuance of preferred stock	—	—	8,250
Conversion of preferred stock	(24,635)	—	—
Purchase of treasury stock	(1,763)	(4,619)	(3,912)
Dividends paid on preferred stock	(4,339)	(4,050)	(3,788)
Dividends paid on common stock	(2,648)	(2,014)	(2,843)
Net cash provided by (used in) financing activities	(21,119)	24,874	60,397
Increase (decrease) in cash and cash equivalents	(13,372)	(17,610)	9,610
Cash and cash equivalents at beginning of period	65,102	82,712	73,102
Cash and cash equivalents at end of period	$51,730	$65,102	$82,712

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2014, 2013 and 2012
(In thousands)	2014	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,244	$3,599	$6,326
Income taxes	9,336	7,657	8,203
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	53,594	—	—
Loans transferred to other real estate owned	344	1,046	723
Dividends reinvested in common stock	1,261	1,066	1,244
Net tax benefit related to option and deferred compensation plans	101	117	123

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2014 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2014 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

At December 31, 2014, the Company managed or administered 1,478 accounts with assets totaling approximately $757.3 million. At December 31, 2013, the Company managed or administered 1,498 accounts with assets totaling approximately $722.9 million.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2014 was $19.55.

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

On September 23, 2014, the Board of Directors of the Company approved the mandatory conversion of all of the Company's issued and outstanding 4,926 shares of Series B Preferred Stock into shares of the Company’s common stock. On September 24, 2014, notices were sent to the shareholders of the Series B Preferred Stock regarding the mandatory conversion. On November 17, 2014, the Company completed the mandatory conversion. The conversion ratio for each share of the Series B Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series B Preferred Stock) by $21.62. (the then current conversion price). The conversion ratio, therefore, was 231.267 shares of the Company's common stock for each share of Series B Preferred Stock. This resulted in the issuance of approximately 1,139,195 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series B Preferred Stock and certificates for shares of Series B Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends, and cash in lieu of fractional share interests.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at December 31, 2014 was $15.63 and the NASDAQ Bank Index value at December 31, 2014 was 2,675.88.

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
A maximum of 300,000 shares of common stock may be issued under the SI Plan.  Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI plan.  There have been no stock options awarded since 2008. The Company awarded 19,377 shares, 14,054 shares and 15,162 shares during 2014, 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of December 31, 2014 and 2013 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2014
Net unrealized gains on securities available-for-sale	$2,829	$—	$2,829
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(1,328)	—	(1,328)
Securities with other-than-temporary impairment losses	—	(2,936)	(2,936)
Tax benefit (expense)	(586)	1,146	560
Balance at December 31, 2014	$915	$(1,790)	$(875)
December 31, 2013
Net unrealized losses on securities available-for-sale	$(10,272)	$—	$(10,272)
Securities with other-than-temporary impairment losses	—	(3,461)	(3,461)
Tax benefit	4,004	1,349	5,353
Balance at December 31, 2013	$(6,268)	$(2,112)	$(8,380)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2014, 2013 and 2012 , were as follows:

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2014	2013	2012
Unrealized gains on available-for-sale securities	$715	2,293	934	Securities gains, net (Total reclassified amount before tax)
	(279)	(894)	(364)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$436	$1,399	$570	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$15,461,000	$14,722,000	$14,025,000
Preferred stock dividends	(4,152,000)	(4,417,000)	(4,252,000)
Net income available to common stockholders	11,309,000	10,305,000	9,773,000
Weighted average common shares outstanding	6,002,766	5,934,628	6,023,289
Basic earnings per common share	$1.88	$1.74	$1.62
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$11,309,000	$10,305,000	$9,773,000
Effect of assumed preferred stock conversion	4,152,000	—	—
Net income applicable to diluted earnings per share	15,461,000	10,305,000	9,773,000
Weighted average common shares outstanding	6,002,766	5,934,628	6,023,289
Dilutive potential common shares:
Assumed conversion of stock options	—	2,090	4,473
Restricted stock awarded	11,725	8,184	116
Assumed conversion of preferred stock	2,357,196	—	—
Dilutive potential common shares	2,368,921	10,274	4,589
Diluted weighted average common shares outstanding	8,371,687	5,944,902	6,027,878
Diluted earnings per common share	$1.85	$1.73	$1.62

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 because they were anti-dilutive:

	2014	2013	2012
Stock options to purchase shares of common stock	52,000	130,500	108,125
Average dilutive potential common shares associated with convertible preferred stock	—	2,494,801	2,290,110

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $3,903,000, $1,583,000 and $1,134,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company’s cash accounts did not exceed the federally insured limits.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2014 and December 31, 2013 were as follows (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,224	$91	$(1,358)	$99,957
Obligations of states and political subdivisions	75,589	2,608	(113)	78,084
Mortgage-backed securities: GSE residential	193,814	2,548	(961)	195,401
Trust preferred securities	3,300	—	(2,936)	364
Other securities	4,036	26	(12)	4,050
Total available-for-sale	$377,963	$5,273	$(5,380)	$377,856
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,650	$299	$(12)	$53,937
December 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$197,805	$137	$(7,574)	$190,368
Obligations of states and political subdivisions	65,304	1,031	(1,773)	64,562
Mortgage-backed securities: GSE residential	229,661	2,215	(4,275)	227,601
Trust preferred securities	3,652	—	(3,461)	191
Other securities	6,035	34	(67)	6,002
Total available-for-sale	$502,457	$3,417	$(17,150)	$488,724

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

Trust preferred securities at December 31, 2014, is one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a maturity of twenty-three years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Proceeds from sales	$75,618	$69,665	$30,500
Gross gains	1,452	2,454	934
Gross losses	737	161	—
Income tax expense	279	894	364

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2014 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,602	$31,355	$—	$—	$99,957
Obligations of state and political subdivisions	5,455	35,016	37,613	—	78,084
Mortgage-backed securities: GSE residential	3,771	147,438	44,192	—	195,401
Trust preferred securities	—	—	—	364	364
Other securities	—	—	3,995	55	4,050
Total investments	$77,828	$213,809	$85,800	$419	$377,856
Weighted average yield	1.78%	2.43%	2.73%	1.13%	2.35%
Full tax-equivalent yield	1.99%	2.85%	3.79%	1.13%	2.86%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,925	$—	$9,725	$—	$53,650
Weighted average yield	2.13%	—%	2.28%	—%	2.22%
Full tax-equivalent yield	2.13%	—%	2.28%	—%	2.22%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2014.

Investment securities carried at approximately $330 million and $321 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2014 and 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,289	$(46)	$75,030	$(1,312)	$82,319	$(1,358)
Obligations of states and political subdivisions	3,586	(19)	4,416	(94)	8,002	(113)
Mortgage-backed securities: GSE residential	19,565	(159)	37,224	(802)	56,789	(961)
Trust preferred securities	—	—	364	(2,936)	364	(2,936)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$30,440	$(224)	$119,022	$(5,156)	$149,462	$(5,380)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$(12)	$—	$—	$4,853	$(12)
December 31, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,074	$(7,574)	$—	$—	$183,074	$(7,574)
Obligations of states and political subdivisions	29,986	(1,708)	808	(65)	30,794	(1,773)
Mortgage-backed securities: GSE residential	131,125	(4,275)	13	—	131,138	(4,275)
Trust preferred securities	—	—	191	(3,461)	191	(3,461)
Other securities	3,933	(67)	—	—	3,933	(67)
Total	$348,118	$(13,624)	$1,012	$(3,526)	$349,130	$(17,150)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2014, there were 16 available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $75,030,000 and unrealized losses of $1,312,000 in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2013 there were no obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Obligations of states and political subdivisions.  At December 31, 2014 there were ten Obligations of states and political subdivisions with a fair value of $4,416,000 and unrealized losses of $94,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there were two Obligations of states and political subdivisions with a fair value of $808,000 and unrealized losses of $65,000 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Mortgage-backed Securities: GSE Residential. At December 31, 2014 there were eleven mortgage-backed security with a fair value of $37,224,000 and unrealized losses of $802,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one mortgage-backed security with a fair value of $13,000 and unrealized losses of $109 in a continuous unrealized loss position for twelve months or more. The increase in unrealized losses is due to the rise in interest rates that has occurred since the time the investments were purchased.

Trust Preferred Securities. At December 31, 2014, there was one trust preferred security with a fair value of $364,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2013, there was one trust preferred securities with a fair value of $191,000 and unrealized losses of $3,461,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2014 or 2013.  Because the Company does not intend to sell the remaining security and it is not more-likely-than-not that the Company will be required to sell this securities before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2014. However, future downgrades or additional deferrals and defaults in the security could result in additional OTTI and consequently, have a material impact on future earnings.

On July 22, 2013, the Company sold its holdings in PreTSL I and PreTSL II and the net proceeds exceeded the aggregate book value of the securities by approximately $1.4 million. On July 3, 2012, the Company’s holding in PreTSL VI was redeemed in full and the payment received exceeded the aggregate book of the security by approximately $139,000.

Following are the details for the impaired trust preferred security remaining as of December 31, 2014 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,300	$364	$(2,936)	$(1,111)

Other securities. At December 31, 2014 and 2013, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2014 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Accumulated Credit Losses as of December 31:
	2014	2013	2012
Credit losses on trust preferred securities held:
Beginning of period	$1,111	$3,989	$4,116
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	—	(2,878)	(127)
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$1,111	$1,111	$3,989

Maturities of investment securities were as follows at December 31, 2014 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$75,041	$74,057
Due after one-five years	65,428	66,371
Due after five-ten years	40,345	41,608
Due after ten years	3,335	419
	184,149	182,455
Mortgage-backed securities: GSE residential	193,814	195,401
Total available-for-sale	377,963	377,856
Held-to-maturity:
Due in one year or less	43,925	44,169
Due after one-five years	—	—
Due after five-ten years	9,725	9,768
Due after ten years	—	—
Total held-to-maturity	53,650	$53,937

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2014 and 2013 follows (in thousands):

	2014	2013
Construction and land development	$21,627	$25,321
Farm loans	110,158	109,376
1-4 Family residential properties	179,886	184,158
Multifamily residential properties	53,129	50,174
Commercial real estate	380,173	357,726
Loans secured by real estate	744,973	726,755
Agricultural loans	68,225	64,055
Commercial and industrial loans	223,633	168,227
Consumer loans	15,118	14,579
All other loans	8,736	9,094
Gross loans	1,060,685	982,710
Less:
Net deferred loan fees, premiums and discounts	237	420
Allowance for loan losses	13,682	13,249
Net loans	$1,046,766	$969,041

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,958,000 and $514,000 at December 31, 2014 and 2013, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2014, the Company’s loan portfolio included $178.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $155.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $5.0 million from $173.5 million at December 31, 2013 while loans concentrated in other grain farming increased $8.0 million from $147.1 million at December 31, 2013.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $56.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $46.2 million of loans to other general merchandise stores, $96.5 million of loans to lessors of non-residential buildings and $65.8 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014, 2013 and 2012 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of period	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of period	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of year	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014 and 2013 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$20,842	$23,839	$107,976	$108,262	$177,764	$182,593	$52,793	$50,174
Watch	—	—	1,036	231	1,187	637	—	—
Substandard	785	1,482	1,181	912	2,970	1,531	336	—
Doubtful	—	—	—	—	—	—	—	—
Total	$21,627	$25,321	$110,193	$109,405	$181,921	$184,761	$53,129	$50,174

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2014	2013	2014	2013	2014	2013	2014	2013
Pass	$357,873	$335,284	$67,619	$62,439	$218,193	$158,107	$15,105	$14,558
Watch	18,817	17,998	—	193	4,647	3,515	9	—
Substandard	2,914	3,717	679	1,496	940	6,731	4	21
Doubtful	—	—	—	—	—	—	—	—
Total	$379,604	$356,999	$68,298	$64,128	$223,780	$168,353	$15,118	$14,579

	All Other Loans		Total Loans
	2014	2013	2014	2013
Pass	$8,736	$9,084	$1,026,901	$944,340
Watch	—	—	25,696	22,574
Substandard	—	—	9,809	15,890
Doubtful	—	—	—	—
Total	$8,736	$9,084	$1,062,406	$982,804

The following table presents the Company’s loan portfolio aging analysis at December 31, 2014 and 2013 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2014
Construction and land development	$297	$25	$—	$322	$21,305	$21,627	$—
Farm loans	—	—	—	—	110,193	110,193	—
1-4 Family residential properties	201	224	385	810	181,111	181,921	—
Multifamily residential properties	—	—	—	—	53,129	53,129	—
Commercial real estate	60	32	945	1,037	378,567	379,604	—
Loans secured by real estate	558	281	1,330	2,169	744,305	746,474	—
Agricultural loans	16	20	—	36	68,262	68,298	—
Commercial and industrial loans	228	10	98	336	223,444	223,780	—
Consumer loans	331	10	5	346	14,772	15,118	—
All other loans	—	—	—	—	8,736	8,736	—
Total loans	$1,133	$321	$1,433	$2,887	$1,059,519	$1,062,406	$—
December 31, 2013
Construction and land development	$—	$—	$—	$—	$25,321	$25,321	$—
Farm loans	299	—	—	299	109,106	109,405	—
1-4 Family residential properties	326	146	371	843	183,918	184,761	—
Multifamily residential properties	—	—	—	—	50,174	50,174	—
Commercial real estate	568	1,030	145	1,743	355,256	356,999	—
Loans secured by real estate	1,193	1,176	516	2,885	723,775	726,660	—
Agricultural loans	122	49	—	171	63,957	64,128	—
Commercial and industrial loans	113	88	62	263	168,090	168,353	—
Consumer loans	83	25	4	112	14,467	14,579	—
All other loans	—	—	—	—	9,084	9,084	—
Total loans	$1,511	$1,338	$582	$3,431	$979,373	$982,804	$—

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

The following tables present impaired loans as of December 31, 2014 and 2013 (in thousands):

	2014			2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$785	$2,960	$43	$614	$614	$76
Farm loans	—	—	—	—	—	—
1-4 Family residential properties	67	134	—	—	—	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	472	986	136	1,096	1,096	301
Loans secured by real estate	1,324	4,080	179	1,710	1,710	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	83	181	84	275	275	227
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,407	$4,261	$263	$1,985	$1,985	$604
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$869	$1,727	$—
Farm loans	73	235	—	105	113	—
1-4 Family residential properties	1,156	2,866	—	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,640	3,808	—	1,750	1,778	—
Loans secured by real estate	2,869	6,909	—	3,834	5,176	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	249	933	—	613	946	—
Consumer loans	15	60	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$3,133	$7,902	$—	$4,484	$6,173	$—
Total loans:
Construction and land development	$785	$2,960	$43	$1,483	$2,341	$76
Farm loans	73	235	—	105	113	—
1-4 Family residential properties	1,223	3,000	—	1,110	1,558	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,112	4,794	136	2,846	2,874	301
Loans secured by real estate	4,193	10,989	179	5,544	6,886	377
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	332	1,114	84	888	1,221	227
Consumer loans	15	60	—	37	51	—
All other loans	—	—	—	—	—	—
Total loans	$4,540	$12,163	$263	$6,469	$8,158	$604

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$933	$—	$1,565	$—	$1,520	$—
Farm loans	78	2	107	—	421	—
1-4 Family residential properties	1,276	12	1,248	5	1,948	7
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,205	2	2,895	3	2,100	—
Loans secured by real estate	4,492	16	5,815	8	5,989	7
Agricultural loans	—	—	16	1	1,071	—
Commercial and industrial loans	429	—	1,240	10	755	—
Consumer loans	25	1	47	12	56	15
All other loans	—	—	—	—	—	—
Total loans	$4,946	$17	$7,118	$31	$7,871	$22

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $345,000 of 1-4 Family residential properties, $44,000 of Farm Loans, $37,000 of commercial real estate, and $9,000 of consumer loans at December 31, 2014 and $101,000 of 1-4 Family residential properties, $39,000 of commercial real estate loans, $182,000 of commercial and industrial loans and $26,000 of consumer loans at December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2014 and December 31, 2013 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2014	2013
Construction and land development	$785	$1,483
Farm loans	29	105
1-4 Family residential properties	878	1,009
Multifamily residential properties	—	—
Commercial real estate	2,074	2,807
Loans secured by real estate	3,766	5,404
Agricultural loans	—	—
Commercial and industrial loans	332	706
Consumer loans	7	11
All other loans	—	—
Total loans	$4,105	$6,121

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $4.1 million and $6.1 million at December 31, 2014 and 2013, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $71,000, $45,000 and $173,000 in 2014, 2013 and 2012, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2014 and 2013 was $2,860,000 and $3,200,000, respectively.  Approximately $234,000 and $431,000 in specific reserves have been established with respect to these loans as of December 31, 2014 and 2013, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2014 and 2013 (in thousands).

Troubled debt restructurings:	2014	2013
Construction and land development	$785	$1,482
Farm Loans	44	—
1-4 Family residential properties	503	306
Commercial real estate	1,283	899
Loans secured by real estate	2,615	2,687
Commercial and industrial loans	236	487
Consumer Loans	9	26
Total	$2,860	$3,200
Performing troubled debt restructurings:
1-4 Family residential properties	$345	$101
Farm Loans	44	—
Commercial real estate	37	39
Loans secured by real estate	426	140
Commercial and industrial loans	—	182
Consumer Loans	9	26
Total	$435	$348

The following table presents loans modified as TDRs during the years ended December 31, 2014 and 2013 as a result of various modified loan factors (in thousands):

	December 31, 2014			December 31, 2013
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		1	$284	(a)
Farm Loans	2	44	(b)	—	—
1-4 Family residential properties	4	250	(b)(c)	5	251	(a)(b)(c)
Commercial real estate	1	501	(b)(c)	1	39	(c)
Loans secured by real estate	7	795		7	574
Commercial and industrial loans	—	—		2	211	(a)(b)(c)
Consumer Loans	—	—		4	14	(b)(c)
Total	7	$795		13	$799

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2014 and 2013.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2014 and 2013 consisted of:

	2014	2013
Land	$5,966	$5,966
Buildings and improvements	29,617	28,962
Furniture and equipment	15,936	16,601
Leasehold improvements	2,646	3,138
Construction in progress	—	62
Subtotal	54,165	54,729
Accumulated depreciation and amortization	26,813	26,151
Total	$27,352	$28,578

Depreciation and amortization expense was $2.40 million, $2.49 million and $2.53 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2014 and 2013:

	2014		2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	8,986	7,142	8,986	6,499
Customer list intangibles	1,904	1,904	1,904	1,904
	$43,418	$15,821	$43,418	$15,178

Total amortization expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Intangibles from branch acquisitions	$—	$—	$50
Core deposit intangibles	643	674	706
Customer list intangibles	—	—	17
	$643	$674	$773

Estimated amortization expense for each of the five succeeding years is shown in the table below:

For period ended 12/31/15	$616
For period ended 12/31/16	381
For period ended 12/31/17	254
For period ended 12/31/18	232
For period ended 12/31/19	213

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2014 and 2013, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2014 and 2013, deposits consisted of the following:

	2014	2013
Demand deposits:
Non-interest bearing	$222,116	$235,448
Interest-bearing	306,631	291,035
Savings	273,958	279,227
Money market	251,095	253,255
Time deposits	218,277	228,651
Total deposits	$1,272,077	$1,287,616

Total interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Interest-bearing demand	$101	$102	$195
Savings	375	452	1,186
Money market	588	693	1,248
Time deposits	1,287	1,456	2,214
Total	$2,351	$2,703	$4,843

As of December 31, 2014, 2013 and 2012, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2014	2013	2012
Outstanding	$98,445	$96,715	$62,563
Interest expense for the year	598	546	826

The following table shows the amount of maturities for all time deposits as of December 31, 2014:

Less than 1 year	$152,490
1 year to 2 years	33,173
2 years to 3 years	13,962
3 years to 4 years	10,812
4 years to 5 years	7,694
Over 5 years	146
Total	$218,277

In 2014 the Company maintained account relationships with various public entities throughout its market areas. five public entities had total balances of $46.7 million in various checking accounts and time deposits as of December 31, 2014. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Borrowings

As of December 31, 2014 and 2013 borrowings consisted of the following:

	2014	2013
Securities sold under agreements to repurchase	$121,869	$119,187
Federal Home Loan Bank (FHLB) Fixed-term advances	20,000	20,000
Subordinated debentures	20,620	20,620
Total	$162,489	$159,807

Aggregate annual maturities of FHLB advances and subordinated debentures at December 31, 2014 are:

2015	$5,000
2016	5,000
2017	—
2018	—
2019	—
Thereafter	30,620
$40,620

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At December 31, 2014 the advances totaling $20 million were as follows:

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58%, due July 13, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30% due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .05%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2014) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

	2014	2013	2012
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$121,869	$119,187	$118,030
Average amount outstanding for the year	97,478	87,468	113,443

At December 31, 2014 and 2013, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 18, 2014. The revolving credit agreement has a maximum available balance of $15 million with a term of one year from the date of closing. The interest rate (2.5% at December 31, 2013) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2014 and 2013.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2014 and 2013 the rate was 3.08% and 3.09%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.84% and 1.84% at December 31, 2014 and 2013). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of December 31, 2014 and 2013, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2014 and 2013, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2014, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
Company	$180,678	15.60%	$92,675	> 8.00%	N/A	N/A
First Mid Bank	172,991	15.02%	92,110	> 8.00	$115,137	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	166,996	14.42%	46,338	> 4.00	N/A	N/A
First Mid Bank	159,309	13.84%	46,055	> 4.00	69,082	> 6.00
Tier 1 Capital (to average assets)
Company	166,996	10.52%	63,493	> 4.00	N/A	N/A
First Mid Bank	159,309	10.08%	63,210	> 4.00	79,012	> 5.00
December 31, 2013
Total Capital (to risk-weighted assets)
Company	$170,344	15.58%	$87,472	> 8.00%	N/A	N/A
First Mid Bank	161,650	14.89%	86,830	> 8.00	$108,538	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	157,095	14.37%	43,736	> 4.00	N/A	N/A
First Mid Bank	148,401	13.67%	43,415	> 4.00	65,123	> 6.00
Tier 1 Capital (to average assets)
Company	157,095	10.12%	62,069	> 4.00	N/A	N/A
First Mid Bank	148,401	9.62%	61,737	> 4.00	77,171	> 5.00

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2014,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,957	$—	$99,957	$—
Obligations of states and political subdivisions	78,084	—	78,084	—
Mortgage-backed securities	195,401	—	195,401	—
Trust preferred securities	364	—	—	364
Other securities	4,050	55	3,995	—
Total available-for-sale securities	$377,856	$55	$377,437	$364
December 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,368	$—	$190,368	$—
Obligations of states and political subdivisions	64,562	—	64,562	—
Mortgage-backed securities	227,601	—	227,601	—
Trust preferred securities	191	—	—	191
Other securities	6,002	67	5,935	—
Total available-for-sale securities	$488,724	$67	$488,466	$191

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 is summarized as follows (in thousands):

	Trust Preferred Securities
	December 31, 2014	December 31, 2013
Beginning balance	$191	$585
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	—	—
Included in other comprehensive income (loss)	525	928
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	(1,138)
Settlements	(352)	(184)
Ending balance	$364	$191
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of December 31, 2014 was $1,576,000 and a fair value of $1,313,000 resulting in specific loss exposures of $263,000. As of December 31, 2013, the total carrying amount of loans for which a specific reserve had been established was $1,987,000. These loans had a fair value of $1,383,000 which resulted in specific loss exposures of $604,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2014 was $263,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0. The total carrying amount of other real estate owned as of December 31, 2013 was $568,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $172,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans (collateral dependent)	$1,313	$—	$—	$1,313
December 31, 2013
Impaired loans (collateral dependent)	$1,383	$—	$—	$1,383
Foreclosed assets held for sale	172	—	—	172

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2014.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$364	Discounted cash flow	Discount rate	11.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.4%
			Probability of default	0.1%
			Projected cures given deferral	100%
			Loss severity	97.4%
Impaired loans (collateral dependent)	$1,313	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Cash and due from banks	$51,236	$51,236	$51,236	$—	$—
Federal funds sold	494	494	494	—	—
Available-for-sale securities	377,856	377,856	55	377,437	364
Held-to-maturity securities	53,650	53,937	—	53,937	—
Loans held for sale	1,958	1,958	—	1,958	—
Loans net of allowance for loan losses	1,046,766	1,051,110	—	—	1,051,110
Interest receivable	6,828	6,828	—	6,828	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	1,272,077	1,272,358	—	1,053,800	218,558
Securities sold under agreements to repurchase	121,869	121,870	—	121,870	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	20,000	20,541	—	20,541	—
Junior subordinated debentures	20,620	12,528	—	12,528	—

December 31, 2013
Financial Assets
Cash and due from banks	$64,605	$64,605	$64,605	$—	$—
Federal funds sold	497	497	497	—	—
Available-for-sale securities	488,724	488,724	67	488,466	191
Loans held for sale	514	514	—	514	—
Loans net of allowance for loan losses	969,041	964,253	—	—	964,253
Interest receivable	6,614	6,614	—	6,614	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	1,287,616	1,287,887	—	1,058,965	228,922
Securities sold under agreements to repurchase	119,187	119,190	—	119,190	—
Interest payable	277	277	—	277	—
Federal Home Loan Bank borrowings	20,000	20,530	—	20,530	—
Junior subordinated debentures	20,620	12,041	—	12,041	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2014, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,539,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,539,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2014 and 2013 the Company issued 13,724 common shares and 12,700 common shares, respectively, pursuant to the DCP.

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

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vested over a four-year period and options granted to directors vested at the time they were issued. Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI Plan. During 2014, 2013 and 2012, the Company awarded 19,377 shares, 14,054 shares and 15,162 shares, respectively as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2014, 2013 or 2012.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Stock and stock unit awards:
Pre-tax compensation expense	$376	$339	$210
Income tax benefit	(132)	(118)	(73)
Stock and stock unit awards expense, net of income taxes	$244	$221	$137
Stock options:
Pre-tax compensation expense	$—	$—	$17
Income tax benefit	—	—	(6)
Stock options expense, net of income taxes	$—	$—	$11
Total share-based compensation:
Pre-tax compensation expense	$376	$339	$227
Income tax benefit	(132)	(118)	(79)
Total share-based compensation expense, net of income taxes	$244	$221	$148

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2014, 2013 and 2012, and changes during the years then ended is presented below:

	2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	128,750	$26.20
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	76,750	27.25
Outstanding, end of year	52,000	$24.64	3.43	$—
Exercisable, end of year	52,000	$24.64	3.43	$—

There were no options exercised during 2014. Stock options for 52,000 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2014 because they were anti-dilutive.

	2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	176,625	$24.88
Granted	0	0.00
Exercised	39,373	20.67
Forfeited or expired	8,502	24.34
Outstanding, end of year	128,750	$26.20	2.42	$—
Exercisable, end of year	128,750	$26.20	2.42	$—

The total intrinsic value of options exercised during 2013 was $75,000. Stock options for 128,750 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2013 because they were anti-dilutive.

	2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	228,140	$23.09
Granted	0	0.00
Exercised	44,763	15.90
Forfeited or expired	6,752	24.00
Outstanding, end of year	176,625	$24.88	2.81	$89,061
Exercisable, end of year	170,000	$24.95	2.69	$89,061

The total intrinsic value of options exercised during 2012 was $332,000. Stock options for 108,125 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2012 because they were anti-dilutive.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2013 and 2012, and changes during the years then ended, is presented below. All options were vested as of December 31, 2013.

	2013		2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	6,625	$2.51	20,875	$3.16
Granted	0	$0.00	0	$0.00
Vested	(6,375)	$3.47	(14,250)	$3.47
Forfeited	250	$3.68	0	$0.00
Unvested, end of year	0	$0.00	6,625	$2.51

As of December 31, 2014, 2013 and 2012, there were no unrecognized compensation cost related to unvested options granted under the SI Plan. The total fair value of shares subject to options that vested or were forfeited during the years ended December 31, 2014, 2013 and 2012, was $0, $17,000, and $49,000, respectively . The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2014:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$22.50 to $24.50	24,500	3.96	$23.00	24,500	$23.00
$24.50 to $26.50	27,500	2.95	$26.10	27,500	$26.10
	52,000	3.43	$24.64	52,000	$24.64

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	24,799	$24.16	25,337	$22.16	15,096	$18.70
Granted	19,377	22.00	14,054	23.46	15,162	25.50
Vested	(14,499)	23.72	(14,592)	20.01	(4,179)	21.84
Forfeited	(2,780)	23.12	0	0.00	(742)	21.87
Nonvested, end of year	26,897	$22.95	24,799	$24.16	25,337	$22.16
Fair value of shares vested		$343,910		$329,721		$91,259

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2014, 2013 and 2012, there was $435,000, $470,000, and $400,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over the remaining three-year period.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,089,000, $1,029,000 and $1,070,000 in 2014, 2013 and 2012, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $15,000, $17,000 and $35,000 in 2014, 2013 and 2012, respectively. The current liability recorded for these two agreements was $785,000 and $871,000, as of December 31, 2014 and 2013, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Current
Federal	$6,956	$5,899	$6,247
State	2,287	1,976	1,933
Total Current	9,243	7,875	8,180
Deferred
Federal	(17)	750	219
State	28	221	11
Total Deferred	11	971	230
Total	$9,254	$8,846	$8,410

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2014, 2013 and 2012, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2014	2013	2012
Expected income taxes	$8,650	$8,249	$7,852
Effects of:
Tax-exempt income	(954)	(877)	(761)
Nondeductible interest expense	10	9	14
State taxes, net of federal taxes	1,505	1,429	1,264
Other items	43	36	41
Total	$9,254	$8,846	$8,410

Tax expense recorded by the Company during 2014, 2013 and 2012 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,522	$5,348
Available-for-sale investment securities	559	5,353
Deferred compensation	1,108	1,070
Supplemental retirement	317	351
Core deposit premium and other intangible assets	341	255
Interest on non-accrual loans	35	31
Other-than-temporary impairment on securities	449	449
Other	412	407
Total gross deferred tax assets	8,743	13,264
Deferred tax liabilities:
Deferred loan costs	110	110
Goodwill	3,441	3,004
Prepaid expenses	296	258
FHLB stock dividend	285	285
Depreciation	600	731
Purchase accounting	—	66
Accumulated accretion	39	33
Total gross deferred tax liabilities	4,771	4,487
Net deferred tax assets	$3,972	$8,777

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2014 and 2013 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.  As of December 31, 2014, approximately $37.9 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Unused commitments and lines of credit:
Commercial real estate	$32,927	$23,770
Commercial operating	133,884	139,395
Home equity	23,285	24,071
Other	47,498	52,251
Total	$237,594	$239,487
Standby letters of credit	$5,193	$4,732

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2014 and 2013. The Company's deferred revenue under standby letters of credit was nominal.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $32,050,000 and $24,539,000 at December 31, 2014 and 2013, respectively.  Activity during 2014 and 2013 was as follows:

	2014	2013
Beginning balance	$24,539	$21,638
New loans	11,154	9,380
Loan repayments	(3,643)	(6,479)
Ending balance	$32,050	$24,539

Deposits from related parties held by First Mid Bank at December 31, 2014 and 2013 totaled $92,973,000 and $49,435,000, respectively.

Note 19 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $1,240,000, $1,297,000 and $1,293,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Future minimum lease payments under operating leases are:

Operating Leases
2015	$1,041
2016	695
2017	694
2018	619
2019	619
Thereafter	674
Total minimum lease payments	$4,342

Note 20 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2014	2013
Assets
Cash	$1,729	$2,645
Premises and equipment, net	2,789	2,935
Investment in subsidiaries	180,774	164,311
Other assets	2,248	2,584
Total Assets	$187,540	$172,475
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$550	$1,104
Debt	20,620	20,620
Other liabilities	1,454	1,370
Total Liabilities	22,624	23,094
Stockholders’ equity	164,916	149,381
Total Liabilities and Stockholders’ equity	$187,540	$172,475

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2014	2013	2012
Income:
Dividends from subsidiaries	$7,900	$1,438	$1,438
Other income	65	64	64
Total income	7,965	1,502	1,502
Operating expenses	2,425	2,233	2,519
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	5,540	(731)	(1,017)
Income tax benefit	948	876	990
Income (loss) before equity in undistributed earnings of subsidiaries	6,488	145	(27)
Equity in undistributed earnings of subsidiaries	8,973	14,577	14,052
Net income	$15,461	$14,722	$14,025
Other comprehensive income (loss), net of taxes	7,505	(12,924)	1,396
Comprehensive income	$22,966	$1,798	$15,421

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$15,461	$14,722	$14,025
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	110	116	114
Dividends received from subsidiary	7,900	1,438	1,438
Equity in undistributed earnings of subsidiaries	(8,973)	(14,577)	(14,052)
Increase in other assets	(7,412)	(1,512)	(1,436)
Increase in other liabilities	260	180	319
Net cash provided by operating activities	7,346	367	408
Cash flows from financing activities:
Repayment of short-term debt	—	—	(8,250)
Conversion of preferred stock to shares of common stock	(24,635)	—	—
Proceeds from issuance of preferred stock	—	—	8,250
Proceeds from issuance of common stock	25,123	1,303	1,255
Purchase of treasury stock	(1,763)	(4,619)	(3,912)
Dividends paid on preferred stock	(4,339)	(4,050)	(3,788)
Dividends paid on common stock	(2,648)	(2,014)	(2,843)
Net cash used in financing activities	(8,262)	(9,380)	(9,288)
Decrease in cash	(916)	(9,013)	(8,880)
Cash at beginning of year	2,645	11,658	20,538
Cash at end of year	$1,729	$2,645	$11,658

Note 21 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2014 and 2013:

	Quarters ended in 2014
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,362	$13,600	$13,807	$13,965
Interest expense	815	788	805	844
Net interest income	12,547	12,812	13,002	13,121
Provision for loan losses	323	128	44	134
Net interest income after provision for loan losses	12,224	12,684	12,958	12,987
Other income	4,481	4,990	4,402	4,496
Other expense	10,960	11,214	11,090	11,243
Income before income taxes	5,745	6,460	6,270	6,240
Income taxes	2,138	2,431	2,355	2,330
Net income	3,607	4,029	3,915	3,910
Dividends on preferred shares	1,104	1,104	1,105	839
Net income available to common stockholders	$2,503	$2,925	$2,810	$3,071
Basic earnings per common share	$0.43	$0.49	$0.48	$0.48
Diluted earnings per common share	0.43	0.48	0.47	0.47

	Quarters ended in 2013
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,202	$13,206	$13,446	$13,605
Interest expense	998	865	824	848
Net interest income	12,204	12,341	12,622	12,757
Provision for loan losses	480	252	975	486
Net interest income after provision for loan losses	11,724	12,089	11,647	12,271
Other income	4,550	4,714	5,697	4,380
Other expense	10,612	10,918	11,082	10,892
Income before income taxes	5,662	5,885	6,262	5,759
Income taxes	2,134	2,220	2,352	2,140
Net income	3,528	3,665	3,910	3,619
Dividends on preferred shares	1,104	1,105	1,104	1,104
Net income available to common stockholders	$2,424	$2,560	$2,806	$2,515
Basic earnings per common share	$0.41	$0.43	$0.47	$0.43
Diluted earnings per common share	0.41	0.43	0.47	0.42

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Decatur, Illinois
March 5, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2014, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (1992).”  Based on the assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 5, 2015
Joseph R. Dively
President and Chief Executive Officer

 Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 5, 2015 expressed an unqualified opinion thereon.

Decatur, Illinois
March 5, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		365,982	(1)
(B) Stock Incentive Plan	52,000	(2)	$24.64	(3)	257,263	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	52,000		$24.64		623,245

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock option and/or restricted stock.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2014 and 2013

•	Consolidated Statements of Income -- For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2014, 2013 and 2012.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 5, 2015
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of March 2015, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Michael L. Taylor, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Holly A. Bailey, Director
Robert Cook, Director
Steven L. Grissom, Director

Gary W. Melvin, Director
William S. Rowland, Director

Ray A. Sparks, Director
James Zimmer, Director

Exhibit Index to Annual Report on Form 10-K
Exhibit Number	Description and Filing or Incorporation Reference
2.1
Branch Purchase and Assumption Agreement between Old National Bank and First Mid-Illinois Bank & Trust, N.A., dated as of January 30, 2015                                                                                                                                                                                                                                          Incorporated by reference to Exhibit 2.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 30, 2015.

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

4.2	Amendment No. 1 to the Rights Agreement Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s, Current Report on Form 8-K filed with the SEC on January 21, 2015.
4.3	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
4.4	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2011.
10.1
Amended and Restated Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2013.

10.2
Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2014.

10.3
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22,2012.

10.4
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2012.

10.5
Employment Agreement between the Company and Eric S. McRae
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

10.6
Employment Agreement between the Company and Christopher L. Slabach
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2013.

10.7
Employment Agreement between the Company and Amanda D. Lewis
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014.

10.8
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

Exhibit Index to Annual Report on Form 10-K
Exhibit Number	Description and Filing or Incorporation Reference
10.9	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.10	First Amendment to 2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.12 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2009.
10.11	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998.
10.12
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.13	Form of Stock Award/Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.14	Form of Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.15	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
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