Form 10-Q
period 2015-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2015-05-11
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or
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

As of May 8, 2015, 7,008,695 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks:
Non-interest bearing	$29,401	$40,716
Interest bearing	26,073	10,520
Federal funds sold	493	494
Cash and cash equivalents	55,967	51,730
Investment securities:
Available-for-sale, at fair value	405,523	377,856
Held-to-maturity, at amortized cost (estimated fair value of $49,977 and $53,937 at March 31, 2015 and December 31, 2014, respectively)	48,799	53,650
Loans held for sale	868	1,958
Loans	1,053,288	1,060,448
Less allowance for loan losses	(14,106)	(13,682)
Net loans	1,039,182	1,046,766
Interest receivable	6,009	6,828
Other real estate owned	243	263
Premises and equipment, net	27,093	27,352
Goodwill, net	25,753	25,753
Intangible assets, net	1,689	1,844
Other assets	12,524	13,103
Total assets	$1,623,650	$1,607,103
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$231,443	$222,116
Interest bearing	1,047,660	1,049,961
Total deposits	1,279,103	1,272,077
Securities sold under agreements to repurchase	116,596	121,869
Interest payable	305	285
FHLB borrowings	25,000	20,000
Other borrowings	2,000	—
Junior subordinated debentures	20,620	20,620
Dividends payable	1,100	530
Other liabilities	8,127	6,806
Total liabilities	1,452,851	1,442,187
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2015 and 2014	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,542,700 shares in 2015 and 7,529,815 shares in 2014	32,171	32,119
Additional paid-in capital	56,191	55,607
Retained earnings	65,445	61,956
Deferred compensation	2,858	3,329
Accumulated other comprehensive income (loss)	2,002	(875)
Less treasury stock at cost, 539,015 in 2015 and 496,497 shares in 2014	(15,268)	(14,620)
Total stockholders’ equity	170,799	164,916
Total liabilities and stockholders’ equity	$1,623,650	$1,607,103
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$11,052	$10,812
Interest on investment securities	2,361	2,523
Interest on deposits with other financial institutions	26	27
Total interest income	13,439	13,362
Interest expense:
Interest on deposits	532	609
Interest on securities sold under agreements to repurchase	14	12
Interest on FHLB borrowings	153	68
Interest on subordinated debentures	128	126
Total interest expense	827	815
Net interest income	12,612	12,547
Provision for loan losses	265	323
Net interest income after provision for loan losses	12,347	12,224
Other income:
Trust revenues	920	933
Brokerage commissions	278	250
Insurance commissions	635	558
Service charges	1,189	1,144
Securities gains, net	229	191
Mortgage banking revenue, net	167	98
ATM / debit card revenue	1,006	973
Other	375	334
Total other income	4,799	4,481
Other expense:
Salaries and employee benefits	6,056	6,053
Net occupancy and equipment expense	1,979	2,149
Net other real estate owned (income) expense	(8)	21
FDIC insurance	203	206
Amortization of intangible assets	155	162
Stationery and supplies	152	155
Legal and professional	582	562
Marketing and donations	217	264
Other	1,468	1,388
Total other expense	10,804	10,960
Income before income taxes	6,342	5,745
Income taxes	2,303	2,138
Net income	4,039	3,607
Dividends on preferred shares	550	1,104
Net income available to common stockholders	$3,489	$2,503

Per share data:
Basic net income per common share available to common stockholders	0.50	0.43
Diluted net income per common share available to common stockholders	0.48	0.43

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2015	2014
Net income	$4,039	$3,607
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(1,871) and $(1,628) for three months ended March 31, 2015 and 2014, respectively.	2,927	2,549
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(57) and $0 for three months ended March 31, 2015 and 2014, respectively.	90	—
Less: reclassification adjustment for realized gains included in net income net of taxes of $89 and $74 for three months ended March 31, 2015 and 2014, respectively.	(140)	(117)
Other comprehensive income, net of taxes	2,877	2,432
Comprehensive income	$6,916	$6,039

See accompanying notes to unaudited condensed consolidated financial statements.

333

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$4,039	$3,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	265	323
Depreciation, amortization and accretion, net	876	982
Stock-based compensation expense	88	122
Gains on investment securities, net	(229)	(191)
(Gain) loss on sales of other real property owned, net	(18)	12
Loss on write down of fixed assets	64	7
Gains on sale of loans held for sale, net	(189)	(98)
Decrease in accrued interest receivable	819	769
Increase in accrued interest payable	20	8
Origination of loans held for sale	(12,515)	(7,658)
Proceeds from sale of loans held for sale	13,794	6,842
Increase in other assets	(1,240)	(5,281)
Increase in other liabilities	1,311	606
Net cash provided by operating activities	7,085	50
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,453	52,527
Proceeds from maturities of securities held-to-maturity	5,000	—
Proceeds from maturities of securities available-for-sale	9,362	22,208
Purchases of securities available-for-sale	(41,902)	(29,895)
Net (increase) decrease in loans	7,277	(8,168)
Purchases of premises and equipment	(245)	(93)
Proceeds from sales of other real property owned	80	160
Net cash provided by (used in) investing activities	(10,975)	36,739
Cash flows from financing activities:
Net increase in deposits	7,026	18,209
Decrease in repurchase agreements	(5,273)	(37,910)
Proceeds from FHLB advances	5,000	—
Repayment of FHLB advances	—	(10,000)
Proceeds from other borrowings	2,000	1,000
Proceeds from issuance of common stock	210	305
Conversion of preferred stock	—	(5)
Purchase of treasury stock	(836)	(902)
Net cash provided by (used in) financing activities	8,127	(29,303)
Increase in cash and cash equivalents	4,237	7,486
Cash and cash equivalents at beginning of period	51,730	65,102
Cash and cash equivalents at end of period	$55,967	$72,588

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Three months ended March 31,
(In thousands)	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$807	$807
Income taxes	160	2,355
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	42	186
Net tax benefit related to option and deferred compensation plans	85	101

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2015 and 2014, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2015 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. The Company operates as a one-segment entity for financial reporting purposes.

The 2014 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Branch Purchase and Assumption Agreement

On January 30, 2015, First Mid Bank, a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Old National Bank, a national banking association having its principal office in Evansville, Indiana, pursuant to which First Mid Bank will purchase certain assets and assume certain liabilities of 12 branch offices of Old National Bank in Southern Illinois (the “Branches”). Pursuant to the terms of the Purchase Agreement, First Mid Bank has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the Branches. The book value of loan and deposit balances to be assumed were approximately $160 million and $502 million, respectively, as of December 31, 2014. First Mid Bank has also agreed to assume certain leases relating to the Branches. The completion of the Purchase is subject to regulatory approval required by the Office of the Comptroller of the Currency and normal customary closing conditions, including First Mid Bank, in conjunction with the Company, obtaining financing in connection with the acquisition. Subject to the satisfaction of such conditions, First Mid Bank and Old National Bank expect to close the acquisition in the third quarter of 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2015, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2015 or 2014. The Company awarded 16,604 shares as Stock Unit Awards and 19,377 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

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

On September 23, 2014, the Board of Directors of the Company approved the mandatory conversion of all of the Company's issued and outstanding 4,926 shares of Series B Preferred Stock into shares of the Company’s common stock. On September 24, 2014, notices were sent to the shareholders of the Series B Preferred Stock regarding the mandatory conversion. On November 17, 2014, the Company completed the mandatory conversion. The conversion ratio for each share of the Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series B Preferred Stock) by $21.62 (then current conversion price). The conversion ratio, therefore, was 231.267 shares of the Company's common stock for each share of Series B Preferred Stock. This resulted in the issuance of approximately 1,139,195 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series B Preferred Stock and certificates for shares of Series B Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends on the Preferred Stock, and cash in lieu of fractional share interests.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2015 was $16.56 and the NASDAQ Bank Index value at March 31, 2015 was 2,679.98.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2015
Net unrealized gains on securities available-for-sale	$5,551	$—	$5,551
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,181)	—	(1,181)
Securities with other-than-temporary impairment losses	—	(1,089)	(1,089)
Tax benefit (expense)	(1,703)	424	(1,279)
Balance at March 31, 2015	$2,667	$(665)	$2,002

December 31, 2014
Net unrealized gains on securities available-for-sale	$2,829	$—	$2,829
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,328)	—	(1,328)
Securities with other-than-temporary impairment losses	—	(2,936)	(2,936)
Tax benefit (expense)	(586)	1,146	560
Balance at December 31, 2014	$915	$(1,790)	$(875)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2015	2014
Unrealized gains on available-for-sale securities	$229	191	Securities gains, net
			(Total reclassified amount before tax)
	(89)	(74)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$140	$117	Net reclassified amount

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which creates a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In April 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). In June 2014, FASB issued ASU 2014-11 which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements to secured borrowing accounting. ASU 2014-11 also requires enhanced disclosures about repurchase agreements and other similar transactions. The accounting changes in this update are effective for the first interim or annual period beginning after December 31, 2014. The disclosure for transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014; the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods after December 15, 2014, and interim periods after March 15, 2015. Early application is not permitted. The adoption of this amendment did not have a material effect on the Company's financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,039,000	$3,607,000
Preferred stock dividends	(550,000)	(1,104,000)
Net income available to common stockholders	$3,489,000	$2,503,000
Weighted average common shares outstanding	7,024,678	5,883,340
Basic earnings per common share	$0.50	$0.43
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$3,489,000	$2,503,000
Effect of assumed preferred stock conversion	550,000	—
Net income applicable to diluted earnings per share	$4,039,000	$2,503,000
Weighted average common shares outstanding	7,024,678	5,883,340
Dilutive potential common shares:
Assumed conversion of stock options	—	—
Restricted stock awarded	9,382	8,017
Assumed conversion of preferred stock	1,355,348	—
Dilutive potential common shares	1,364,730	8,017
Diluted weighted average common shares outstanding	8,389,408	5,891,357
Diluted earnings per common share	$0.48	$0.43

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 because they were anti-dilutive:

	Three months ended March 31,
	2015	2014
Stock options to purchase shares of common stock	52,000	128,750
Average dilutive potential common shares associated with convertible preferred stock	—	2,494,790

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$125,240	$297	$(292)	$125,245
Obligations of states and political subdivisions	77,861	3,025	(83)	80,803
Mortgage-backed securities: GSE residential	190,670	3,070	(490)	193,250
Trust preferred securities	3,255	—	(1,089)	2,166
Other securities	4,035	36	(12)	4,059
Total available-for-sale	$401,061	$6,428	$(1,966)	$405,523
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$48,799	$1,178	$—	$49,977

December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,224	$91	$(1,358)	$99,957
Obligations of states and political subdivisions	75,589	2,608	(113)	78,084
Mortgage-backed securities: GSE residential	193,814	2,548	(961)	195,401
Trust preferred securities	3,300	—	(2,936)	364
Other securities	4,036	26	(12)	4,050
Total available-for-sale	$377,963	$5,273	$(5,380)	$377,856
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,650	$299	$(12)	$53,937

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

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015	March 31, 2014
Gross gains	$229	$892
Gross losses	—	(701)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2015 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,489	$41,756	$—	$—	$125,245
Obligations of state and political subdivisions	5,260	39,763	35,780	—	80,803
Mortgage-backed securities: GSE residential	12	41,396	151,842	—	193,250
Trust preferred securities	—	—	—	2,166	2,166
Other securities	—	1,988	2,017	54	4,059
Total available-for-sale investments	$88,761	$124,903	$189,639	$2,220	$405,523
Weighted average yield	1.68%	2.32%	2.57%	1.16%	2.29%
Full tax-equivalent yield	1.86%	3.07%	2.99%	1.16%	2.75%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,237	$9,700	$4,862	$—	$48,799
Weighted average yield	2.24%	2.10%	2.53%	—%	2.24%
Full tax-equivalent yield	2.24%	2.10%	2.53%	—%	2.24%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2015.

Investment securities carried at approximately $300 million and $330 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2015 and December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,999	$(1)	$53,802	$(291)	$63,801	$(292)
Obligations of states and political subdivisions	4,283	(53)	1,206	(30)	5,489	(83)
Mortgage-backed securities: GSE residential	10,063	(35)	22,810	(455)	32,873	(490)
Trust preferred securities	—	—	2,166	(1,089)	2,166	(1,089)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$24,345	$(89)	$81,972	$(1,877)	$106,317	$(1,966)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,289	$(46)	$75,030	$(1,312)	$82,319	$(1,358)
Obligations of states and political subdivisions	3,586	(19)	4,416	(94)	8,002	(113)
Mortgage-backed securities: GSE residential	19,565	(159)	37,224	(802)	56,789	(961)
Trust preferred securities	—	—	364	(2,936)	364	(2,936)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$30,440	$(224)	$119,022	$(5,156)	$149,462	$(5,380)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$(12)	$—	$—	$4,853	$(12)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2015, there were sixteen available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $53,802,000 and unrealized losses of $291,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014 there were sixteen available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $75,030,000 and unrealized losses of $1,312,000 in a continuous unrealized loss position for twelve months or more. At March 31, 2015 and December 31, 2014, there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2015 there were two obligations of states and political subdivisions with a fair value of $1,206,000 and unrealized losses of $30,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were ten obligations of states and political subdivisions with a fair value of $4,416,000 and unrealized losses of $94,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2015 there were seven mortgage-backed securities with a fair value of $22,810,000 and unrealized losses of $455,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were eleven mortgage-backed security with a fair value of $37,224,000 and unrealized losses of $802,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2015, there was one trust preferred security with a fair value of $2,166,000 and unrealized losses of $1,089,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there was one trust preferred security with a fair value of $364,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.
The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2015 or 2014.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at March 31, 2015. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,255	$2,166	$(1,089)	$(1,111)

Other securities. At March 31, 2015, there was one corporate bond with a fair value of $1,988,000 and unrealized losses of $12,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there was one corporate bond with a fair value of $1,988,000 and unrealized losses of $12,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2015 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment. Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands).

Accumulated Credit Losses
	March 31, 2015	March 31, 2014
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2015 and December 31, 2014 follows (in thousands):

	March 31, 2015	December 31, 2014
Construction and land development	$27,152	$21,627
Agricultural real estate	109,419	110,158
1-4 Family residential properties	174,246	179,886
Multifamily residential properties	52,682	53,129
Commercial real estate	376,136	380,173
Loans secured by real estate	739,635	744,973
Agricultural loans	56,898	68,225
Commercial and industrial loans	233,192	223,633
Consumer loans	15,025	15,118
All other loans	8,718	8,736
Gross loans	1,053,468	1,060,685
Less:
Net deferred loan fees, premiums and discounts	180	237
Allowance for loan losses	14,106	13,682
Net loans	$1,039,182	$1,046,766

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $868,000 and $1,958,000 at March 31, 2015 and December 31, 2014, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2015, the Company’s loan portfolio included $166.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $140.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $12.1 million from $178.4 million at December 31, 2014 while loans concentrated in other grain farming decreased $14.4 million from $155.1 million at December 31, 2014 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $58.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $105.1 million of loans to lessors of non-residential buildings and $62.7 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	358	(69)	(13)	4	(15)	265
Losses charged off	(9)	—	(25)	(56)	—	(90)
Recoveries	196	—	1	52	—	249
Balance, end of period	$11,459	$1,291	$753	$386	$217	$14,106
Ending balance:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	$10,834	$1,291	$753	$386	$217	$13,481
Loans:
Ending balance	$694,836	$165,927	$178,038	$15,355	$—	$1,054,156
Ending balance:
Individually evaluated for impairment	$3,392	$—	$—	$—	$—	$3,392
Collectively evaluated for impairment	$691,444	$165,927	$178,038	$15,355	$—	$1,050,764

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	(125)	(31)	5	9	465	323
Losses charged off	(4)	—	(31)	(45)	—	(80)
Recoveries	64	1	15	31	—	111
Balance, end of period	$10,581	$503	$760	$372	$1,387	$13,603
Ending balance:
Individually evaluated for impairment	$359	$—	$—	$—	$—	$359
Collectively evaluated for impairment	$10,222	$503	$760	$372	$1,387	$13,244
Loans:
Ending balance	$631,172	$158,052	$188,007	$14,500	$—	$991,731
Ending balance:
Individually evaluated for impairment	$4,357	$—	$—	$—	$—	$4,357
Collectively evaluated for impairment	$626,815	$158,052	$188,007	$14,500	$—	$987,374
Year ended December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of year	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$26,733	$20,842	$106,383	$107,976	$171,059	$177,764	$52,100	$52,793
Watch	—	—	1,908	1,036	1,128	1,187	251	—
Substandard	419	785	1,163	1,181	3,005	2,970	331	336
Doubtful	—	—	—	—	—	—	—	—
Total	$27,152	$21,627	$109,454	$110,193	$175,192	$181,921	$52,682	$53,129

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$354,391	$357,873	$55,578	$67,619	$228,260	$218,193	$14,764	$15,105
Watch	18,372	18,817	501	—	3,689	4,647	8	9
Substandard	2,854	2,914	896	679	1,392	940	253	4
Doubtful	—	—	—	—	—	—	—	—
Total	$375,617	$379,604	$56,975	$68,298	$233,341	$223,780	$15,025	$15,118

	All Other Loans		Total Loans
	2015	2014	2015	2014
Pass	$8,718	$8,736	$1,017,986	$1,026,901
Watch	—	—	25,857	25,696
Substandard	—	—	10,313	9,809
Doubtful	—	—	—	—
Total	$8,718	$8,736	$1,054,156	$1,062,406

The following table presents the Company’s loan portfolio aging analysis at March 31, 2015 and December 31, 2014 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
March 31, 2015
Construction and land development	$—	$—	$—	$—	$27,152	$27,152	$—
Agricultural real estate	106	—	—	106	109,348	109,454	—
1-4 Family residential properties	384	77	394	855	174,337	175,192	—
Multifamily residential properties	—	—	—	—	52,682	52,682	—
Commercial real estate	1,408	—	891	2,299	373,318	375,617	—
Loans secured by real estate	1,898	77	1,285	3,260	736,837	740,097	—
Agricultural loans	10	—	—	10	56,965	56,975	—
Commercial and industrial loans	181	1	118	300	233,041	233,341	—
Consumer loans	52	254	2	308	14,717	15,025	—
All other loans	—	—	—	—	8,718	8,718	—
Total loans	$2,141	$332	$1,405	$3,878	$1,050,278	$1,054,156	$—
December 31, 2014
Construction and land development	$297	$25	$—	$322	$21,305	$21,627	$—
Agricultural real estate	—	—	—	—	110,193	110,193	—
1-4 Family residential properties	201	224	385	810	181,111	181,921	—
Multifamily residential properties	—	—	—	—	53,129	53,129	—
Commercial real estate	60	32	945	1,037	378,567	379,604	—
Loans secured by real estate	558	281	1,330	2,169	744,305	746,474	—
Agricultural loans	16	20	—	36	68,262	68,298	—
Commercial and industrial loans	228	10	98	336	223,444	223,780	—
Consumer loans	331	10	5	346	14,772	15,118	—
All other loans	—	—	—	—	8,736	8,736	—
Total loans	$1,133	$321	$1,433	$2,887	$1,059,519	$1,062,406	$—

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

The following tables present impaired loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$419	$984	$33	$785	$2,960	$43
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	203	203	14	67	134	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	470	470	134	472	986	136
Loans secured by real estate	1,092	1,657	181	1,324	4,080	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	203	203	193	83	181	84
Consumer loans	251	251	251	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,546	$2,111	$625	$1,407	$4,261	$263
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	96	101	—	73	235	—
1-4 Family residential properties	1,063	2,915	—	1,156	2,866	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,605	4,189	—	1,640	3,808	—
Loans secured by real estate	2,764	7,205	—	2,869	6,909	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	305	1,199	—	249	933	—
Consumer loans	42	361	—	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$3,111	$8,765	$—	$3,133	$7,902	$—
Total loans:
Construction and land development	$419	$984	$33	$785	$2,960	$43
Agricultural real estate	96	101	—	73	235	—
1-4 Family residential properties	1,266	3,118	14	1,223	3,000	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,075	4,659	134	2,112	4,794	136
Loans secured by real estate	3,856	8,862	181	4,193	10,989	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	508	1,402	193	332	1,114	84
Consumer loans	293	612	251	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$4,657	$10,876	$625	$4,540	$12,163	$263

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31, 2015		March 31, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$419	$—	$1,446	$—
Agricultural real estate	96	1	101	—
1-4 Family residential properties	1,292	2	1,083	2
Commercial real estate	2,084	1	2,185	1
Loans secured by real estate	3,891	4	4,815	3
Commercial and industrial loans	514	—	674	2
Consumer loans	294	1	34	—
Total loans	$4,699	$5	$5,523	$5

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $67,000 of Farm loans, $344,000 of 1-4 Family residential properties, $37,000 of commercial real estate, and $40,000 of consumer loans at March 31, 2015 and $307,000 of 1-4 family residential properties, $39,000 commercial real estate, and $23,000 of consumer loans at March 31, 2014. For the three months ended March 31, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2015 and December 31, 2014 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2015	December 31, 2014
Construction and land development	$418	$785
Agricultural real estate	29	29
1-4 Family residential properties	922	878
Commercial real estate	2,038	2,074
Loans secured by real estate	3,407	3,766
Agricultural loans	—	—
Commercial and industrial loans	508	332
Consumer loans	253	7
Total loans	$4,168	$4,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $97,000 and $37,000 for the three months ended March 31, 2015 and 2014, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2015 and December 31, 2014 was $2.5 million and $2.9 million, respectively.  Approximately $220,000 and $234,000 in specific reserves have been established with respect to these loans as of March 31, 2015 and December 31, 2014, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2015 and December 31, 2014 (in thousands).

Troubled debt restructurings:	March 31, 2015	December 31, 2014
Construction and land development	$419	$785
Agricultural real estate	67	44
1-4 Family residential properties	422	503
Commercial real estate	1,261	1,283
Loans secured by real estate	2,169	2,615
Commercial and industrial loans	293	236
Consumer loans	40	9
Total	$2,502	$2,860
Performing troubled debt restructurings:
Agricultural real estate	$67	$44
1-4 Family residential properties	344	$345
Commercial real estate	37	37
Loans secured by real estate	448	426
Commercial and industrial loans	—	—
Consumer loans	40	9
Total	$488	$435

The following table presents loans modified as TDRs during the three months ended March 31, 2015 and 2014, as a result of various modified loan factors (in thousands):

	March 31, 2015			March 31, 2014
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Farm Loans	1	23	(b)	—	$—
1-4 Family residential properties	1	11	(b)	2	$207	(c)
Loans secured by real estate	2	34		2	207
Consumer Loans	2	32	(b)(c)	—	—
Total	4	$66		2	$207

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the three months ended March 31, 2015 or the year ended December 31, 2014.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $116.6 million at March 31, 2015, a decrease of $5.3 million from $121.9 million at December 31, 2014. The decrease during the first three months of 2015 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses.

FHLB borrowings increased $5 million to $25 million at March 31, 2015 from $20 million at December 31, 2014. At March 31, 2015 the advances were as follows:

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2015,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,245	$—	$125,245	$—
Obligations of states and political subdivisions	80,803	—	80,803	—
Mortgage-backed securities	193,250	—	193,250	—
Trust preferred securities	2,166	—	—	2,166
Other securities	4,059	54	4,005	—
Total available-for-sale securities	$405,523	$54	$403,303	$2,166
December 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,957	$—	$99,957	$—
Obligations of states and political subdivisions	78,084	—	78,084	—
Mortgage-backed securities	195,401	—	195,401	—
Trust preferred securities	364	—	—	364
Other securities	4,050	55	3,995	—
Total available-for-sale securities	$377,856	$55	$377,437	$364

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014 is summarized as follows (in thousands):

	Trust Preferred Securities
	March 31, 2015	March 31, 2014
Beginning balance	$364	$191
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income	1,847	50
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(45)	—
Ending balance	$2,166	$241
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2015 was $1,165,000 and a fair value of $583,000 resulting in specific loss exposures of $582,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2015 was $243,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $42,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Impaired loans (collateral dependent)	$583	$—	$—	$583
Foreclosed assets held for sale	42	—	—	42
December 31, 2014
Impaired loans (collateral dependent)	$1,313	$—	$—	$1,313

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill (in thousands).

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,166	Discounted cash flow	Discount rate	11.2%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.4%
			Probability of default	0.1%
			Projected cures given deferral	100.0%
			Loss severity	97.5%
Impaired loans (collateral dependent)	$583	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$42	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$364	Discounted cash flow	Discount rate		11.6%
			Constant prepayment rate (1)		1.3%
			Cumulative projected prepayments		24.4%
			Probability of default		0.1%
			Projected cures given deferral		100.0%
			Loss severity		97.4%
Impaired loans (collateral dependent)	$1,313	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

(1)	Every five years

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Funds Sold, Interest Receivable and Federal Reserve and Federal Home Loan Bank Stock
The carrying amount approximates fair value.

Held-to-Maturity Securities
Fair Value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale
Loans expected to be sold are classified as held for sale and are recorded at the lower of aggregate cost or market value.

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

Junior Subordinated Debentures, Federal Home Loan Bank Borrowings and Other Borrowings
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Cash and due from banks	$55,474	$55,474	$55,474	$—	$—
Federal funds sold	493	493	493	—	—
Available-for-sale securities	405,523	405,523	54	403,303	2,166
Held-to-maturity securities	48,799	49,977	—	49,977	—
Loans held for sale	868	868	—	868	—
Loans net of allowance for loan losses	1,039,182	1,046,266	—	—	1,046,266
Interest receivable	6,009	6,009	—	6,009	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,279,103	$1,279,452	$—	$1,077,860	$201,592
Securities sold under agreements to repurchase	116,596	116,604	—	116,604	—
Interest payable	305	305	—	305	—
Federal Home Loan Bank borrowings	25,000	25,797	—	25,797	—
Other borrowings	2,000	2,000	—	2,000	—
Junior subordinated debentures	20,620	12,557	—	12,557	—

December 31, 2014
Financial Assets
Cash and due from banks	$51,236	$51,236	$51,236	$—	$—
Federal funds sold	494	494	494	—	—
Available-for-sale securities	377,856	377,856	55	377,437	364
Held-to-maturity securities	53,650	53,937	—	53,937	—
Loans held for sale	1,958	1,958	—	1,958	—
Loans net of allowance for loan losses	1,046,766	1,051,110	—	—	1,051,110
Interest receivable	6,828	6,828	—	6,828	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,272,077	$1,272,358	$—	$1,053,800	$218,558
Securities sold under agreements to repurchase	121,869	121,870	—	121,870	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	20,000	20,541	—	20,541	—
Junior subordinated debentures	20,620	12,528	—	12,528	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2015 and 2014.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2014 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $4,039,000 and $3,607,000 for the three months ended March 31, 2015 and 2014, respectively. Diluted net income per common share available to common stockholders was $0.48 and $0.43 for the three months ended March 31, 2015 and 2014. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2015 and 2014, compared to the performance ratios for the year ended December 31, 2014:

	Three months ended		Year ended
	March 31, 2015	March 31, 2014	December 31, 2014
Return on average assets	1.00%	0.91%	0.97%
Return on average common equity	9.99%	9.96%	10.34%
Average equity to average assets	10.31%	9.58%	9.94%

Total assets were $1.62 billion at March 31, 2015, compared to $1.61 billion as of December 31, 2014. From December 31, 2014 to March 31, 2015, cash and interest bearing deposits increased $4.2 million, net loan balances decreased $7.6 million and investment securities increased $22.8 million. The increase in investment securities balance was primarily due to purchases of obligations of U.S. government corporations and agencies securities during the first quarter of 2015.

Net loan balances were $1.04 billion at March 31, 2015, a decrease of $7.6 million, from $1.05 billion at December 31, 2014. The decrease in loan balances was primarily due to seasonal paydowns of agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.34% for the three months ended March 31, 2015, down from 3.41% for the same period in 2014. This decrease was primarily due to the decline in interest rates of interest-bearing assets during the first quarter of 2014. Net interest income before the provision for loan losses was $12.6 million compared to net interest income of $12.5 million for the same period in 2014.

Total non-interest income of $4.8 million increased $318,000 or 7.1% from $4.5 million for the same period last year. Gains on the sale of securities were $229,000 for the three months ended March 31, 2015 compared to $191,000 for the same period last year. Mortgage banking income increased from $98,000 for the the first three months of of 2015 to $167,000 for the first three months of this year as refinance activity and new purchase activity has increased due to lower mortgage rates. Insurance revenues also increased due to more income received from insurance carriers based on previous year claim experience.

Total non-interest expense of $10.8 million decreased $156,000 or 1.42% from $10.9 million for the same period last year primarily due to declines in occupancy and equipment expenses including a decline in rent and building improvements expense and lower amortization expense primarily due to leasehold improvements that were fully amortized during 2014.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2015 versus 2014
Three months ended March 31,
Net interest income	$65
Provision for loan losses	58
Other income, including securities transactions	318
Other expenses	156
Income taxes	(165)
Increase in net income	$432

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.7 million at March 31, 2015, compared to $5.5 million at March 31, 2014 and $4.5 million at December 31, 2014. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $243,000 at March 31, 2015 compared to $582,000 on March 31, 2014 and $263,000 on December 31, 2014. The Company’s provision for loan losses for the three months ended March 31, 2015 and 2014 was $265,000 and $323,000, respectively.  Total loans past due 30 days or more were 0.37% of loans at March 31, 2015 compared to 0.36% at March 31, 2014, and 0.27% of loans at December 31, 2014.  At March 31, 2015, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 70.3% of the loan portfolio as of March 31, 2015 and 70.2% as of December 31, 2014.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2015 and 2014 and December 31, 2014 was 14.50%, 14.24% and 14.42%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2015 and 2014 and December 31, 2014 was 15.69%, 15.46% and 15.60%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2015 and 2014 were $240 million and $256 million, respectively.  The decrease in 2015 was primarily the result of several larger commercial and commercial real estate lines of credit that were paid down at March 31, 2015.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $181,000 and $184,000 for this assessment during the first three months of 2015 and 2014, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality during 2013 and 2014.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $22,000 and $22,000 during the first three months of 2015 and 2014, respectively, for this assessment.

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

See discussion under the heading "Capital Resources" for a description of the Company's and First Mid Bank's risk-based capital.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2015 and 2014 in the following table (dollars in thousands):

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$43,938	$26	0.24%	$46,670	$27	0.24%
Federal funds sold	493	—	0.10%	496	—	0.10%
Investment securities:
Taxable	360,472	1,735	1.93%	383,698	1,951	2.03%
Tax-exempt (1)	78,542	626	3.19%	66,842	572	3.42%
Loans (2)	1,043,767	11,052	4.29%	990,608	10,812	4.43%
Total earning assets	1,527,212	13,439	3.57%	1,488,314	13,362	3.64%
Cash and due from banks	38,627			42,261
Premises and equipment	27,261			28,301
Other assets	42,024			46,596
Allowance for loan losses	(13,903)			(13,468)
Total assets	$1,621,221			$1,592,004
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$565,931	$163	0.12%	$553,452	$184	0.13%
Savings deposits	281,586	94	0.14%	284,803	91	0.13%
Time deposits	212,016	275	0.53%	229,753	334	0.59%
Securities sold under agreements to repurchase	116,335	14	0.05%	99,478	12	0.05%
FHLB advances	24,667	153	2.52%	16,111	68	1.71%
Junior subordinated debt	20,620	128	2.51%	20,620	126	2.48%
Other debt	89	—	—%	11	—	—%
Total interest-bearing liabilities	1,221,244	827	0.27%	1,204,228	815	0.27%
Non interest-bearing demand deposits	224,565			225,854
Other liabilities	8,299			9,370
Stockholders' equity	167,113			152,552
Total liabilities & equity	$1,621,221			$1,592,004
Net interest income		$12,612			$12,547
Net interest spread			3.30%			3.37%
Impact of non-interest bearing funds			0.04%			0.04%
Net yield on interest- earning assets			3.34%			3.41%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2015, compared to the same periods in 2014 (in thousands):

	Three months ended March 31, 2015 compared to 2014 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(1)	$(1)	$—
Federal funds sold	—	—	—
Investment securities:
Taxable	(216)	(119)	(97)
Tax-exempt (2)	54	95	(41)
Loans (3)	240	1,897	(1,657)
Total interest income	77	1,872	(1,795)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(21)	20	(41)
Savings deposits	3	(7)	10
Time deposits	(59)	(25)	(34)
Securities sold under agreements to repurchase	2	2	—
FHLB advances	85	45	40
Junior subordinated debt	2	—	2
Other debt	—	—	—
Total interest expense	12	35	(23)
Net interest income	$65	$1,837	$(1,772)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $65,000, or 0.5%, to $12.6 million for the three months ended March 31, 2015, from $12.5 million for the same period in 2014. Net interest income increased due to the growth in average earning assets. The net interest margin decreased primarily due to the decline in loan and investment yields.

For the three months ended March 31, 2015, average earning assets increased by $38.9 million, or 2.6%, and average interest-bearing liabilities increased $17.0 million or 1.4%, compared with average balances for the same period in 2014. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $2.7 million or 5.9%.

•	Average federal funds sold decreased $3,000 or 0.6%.

•	Average loans increased by $53.2 million or 5.4%.

•	Average securities decreased by $11.5 million or 2.6%.

•	Average deposits decreased by $8.5 million or 0.8%.

•	Average securities sold under agreements to repurchase increased by $16.9 million or 16.9%.

•	Average borrowings and other debt increased by $8.6 million or 23.5%.

•	Net interest margin decreased to 3.34% for the first three months of 2015 from 3.41% for the first three months of 2014.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.44% and 3.50% for the first three months of 2015 and 2014, respectively. The TE adjustments to net interest income for the three months ended March 31, 2015 and 2014 were $373,000 and $353,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2015 and 2014 was $265,000 and $323,000, respectively.  The decline in provision expense was the result of a decrease in nonperforming loans and an increase in recoveries during the period. Nonperforming loans were $4.7 million and $5.5 million as of March 31, 2015 and 2014, respectively.  Net recoveries were $159,000 for the three months ended March 31, 2015 compared to $31,000 during the same period in 2014.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change
Trust revenues	$920	$933	$(13)
Brokerage commissions	278	250	28
Insurance commissions	635	558	77
Service charges	1,189	1,144	45
Security gains, net	229	191	38
Mortgage banking revenue, net	167	98	69
ATM / debit card revenue	1,006	973	33
Other	375	334	41
Total other income	$4,799	$4,481	$318

Following are explanations of the changes in these other income categories for the three months ended March 31, 2015 compared to the same period in 2014:

•
Trust revenues decreased $13,000 or 1.4% to $920,000 from $933,000 primarily due to an decrease in revenues from from Investment Management & Advisory Agency accounts. Trust assets, at market value, were $752.9 million at March 31, 2015 compared to $733.1 million at March 31, 2014.

•	Revenues from brokerage increased $28,000 or 11.2% to $278,000 from $250,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $77,000 or13.8% to $635,000 from $558,000 due to an increase in contingency income received from carriers based on claims experience during 2015 compared to 2014.

•	Fees from service charges increased $45,000 or 3.9% to $1,189,000 from $1,144,000 for the three-month periods ended March 31, 2015 and 2014 primarily due to an increase in overdraft fees.

•	The sale of securities during the three months ended March 31, 2015 resulted in net securities gains of $229,000 compared to $191,000 during the three months ended March 31, 2014.

•	Mortgage banking income increased $69,000 or 70.4% to $167,000 from $98,000. Loans sold balances were as follows:

•	$13.6 million (representing 107 loans) for the three months ended of March 31, 2015

•	$6.7 million (representing 58 loans) for the three months ended of March 31, 2014

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $33,000 or 3.4% to $1,006,000 from $973,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income increased $41,000 or 12.3% to $375,000 from $334,000 due to an increase in merchant card processing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change
Salaries and employee benefits	$6,056	$6,053	$3
Net occupancy and equipment expense	1,979	2,149	(170)
Net other real estate owned expense (income)	(8)	21	(29)
FDIC insurance	203	206	(3)
Amortization of intangible assets	155	162	(7)
Stationery and supplies	152	155	(3)
Legal and professional	582	562	20
Marketing and donations	217	264	(47)
Other operating expenses	1,468	1,388	80
Total other expense	$10,804	$10,960	$(156)

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2015 compared to the same period in 2014:

•
Salaries and employee benefits, the largest component of other expense, remained approximately the same at $6.1 million.  This was primarily due to decreases in expense for share-based and other incentive compensation, unemployment tax expense and retirement plan expense offset by merit increases for continuing employees during the first quarter of 2015. There were 398 and 400 full-time equivalent employees at March 31, 2015 and 2014, respectively.

•
Occupancy and equipment expense decreased $170,000 or 7.9% to $1,979,000 from $2,149,000. This decrease was primarily due to decreases in rent and maintenance and repair expenses and a decline in amortization expense due to leasehold improvements that were fully amortized during 2014.

•
Net other real estate owned expense decreased $29,000 or 138.1% to $(8,000) from $21,000. The decrease in 2015 was primarily due to gains on properties sold during 2015 compared to losses on properties sold in 2014.

•
FDIC insurance expense decreased $3,000 or 1.5% to $203,000 from $206,000 due to lower assessment rates during 2015 compared to 2014 offset by an increase in average assets during 2015 compared to 2014.

•
Expense for amortization of intangible assets decreased $7,000 or 4.3% to $155,000 from $162,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease in intangible amortization expense in 2015 was due to less amortization expense for core deposit intangibles in 2015 compared to 2014.

•
Other operating expenses increased $80,000 or 5.8% to $1,468,000 in 2015 from $1,388,000 in 2014 primarily due to increases in ATM and debit card expenses, fixed asset disposals and costs related to the Company's upcoming branch acquisition.

•
On a net basis, all other categories of operating expenses decreased $30,000 or 3.1% to $951,000 in 2015 from $981,000 in 2014.  The decrease was due to a decrease in marketing and promotion expenses offset by an increase in legal and professional.

Income Taxes

Total income tax expense amounted to $2.3 million (36.3% effective tax rate) for the three months ended March 31, 2015, compared to $2.1 million (37.2% effective tax rate) for the same period in 2014. The decline in effective tax rate for 2015 is primarily due to a reduction in the Company's state tax rate, from 9.5% to 7.75% beginning January 1, 2015.

The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$174,039	1.68%	$154,874	1.72%
Obligations of states and political subdivisions	77,861	3.32%	75,589	3.33%
Mortgage-backed securities: GSE residential	190,670	2.44%	193,814	2.48%
Trust preferred securities	3,255	1.17%	3,300	1.14%
Other securities	4,035	1.23%	4,036	1.20%
Total securities	$449,860	2.29%	$431,613	2.33%

At March 31, 2015, the Company’s investment portfolio increased by $18.2 million from December 31, 2014 primarily due to purchases of obligations of U.S. government corporations and agencies securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2015 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2015 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,240	$125,245	$125,245	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	77,861	80,803	4,660	50,923	23,671		—	1,549
Mortgage-backed securities (2)	190,670	193,250	—	—	—	—	—	193,250
Trust preferred securities	3,255	2,166	—	—	—	—	2,166	—
Other securities	4,035	4,059	—	2,017	—	1,988	—	54
Total available-for-sale	$401,061	$405,523	$129,905	$52,940	$23,671	$1,988	$2,166	$194,853
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,799	$49,977	$49,977	$—	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of March 31, 2015:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,255,000
Fair value	$2,166,000
Unrealized gains/(losses)	$(1,089,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	32
Number of issuers in default	8
Number of issuers in deferral	3
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	18.4%
Remaining collateral	$340,882,000
Actual defaults & deferrals as a % of remaining collateral	19.5%
Expected defaults & deferrals as a % of remaining collateral	40.0%
Estimated incremental defaults required to break yield	$63,428,000
Performing collateral	$274,382,000
Current balance of class	$35,275,000
Subordination	$272,289,000
Excess subordination	$2,093,000
Excess subordination as a % of remaining performing collateral	0.8%
Discount rate (1)	1.59%-4.43%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At March 31, 2015 and 2014 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at March 31, 2015 and December 31, 2014.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	% Outstanding Loans	December 31, 2014	% Outstanding Loans
Construction and land development	$27,152	2.6%	$21,627	2.0%
Agricultural real estate	109,454	10.4%	110,193	10.4%
1-4 Family residential properties	175,192	16.6%	181,921	17.1%
Multifamily residential properties	52,682	5.0%	53,129	5.0%
Commercial real estate	375,617	35.7%	379,604	35.8%
Loans secured by real estate	740,097	70.3%	746,474	70.3%
Agricultural loans	56,975	5.4%	68,298	6.4%
Commercial and industrial loans	233,341	22.1%	223,780	21.1%
Consumer loans	15,025	1.4%	15,118	1.4%
All other loans	8,718	0.8%	8,736	0.8%
Total loans	$1,054,156	100.0%	$1,062,406	100.0%

Overall net loans decreased $7.6 million, or .72%.  The decrease was primarily due to seasonal paydowns of agricultural operating loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $868,000 and $1,958,000 as of March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	376,757	35.7%	368,484	34.7%
Sullivan region	139,130	13.2%	153,731	14.5%
Decatur region	260,114	24.7%	256,241	24.1%
Peoria region	165,689	15.7%	166,056	15.6%
Highland region	112,466	10.7%	117,894	11.1%
Total all regions	$1,054,156	100.0%	$1,062,406	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2015 and 2014, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2015 and December 31, 2014, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$140,753	13.35%	$155,136	14.60%
All Other General Merchandise Stores (1)	42,343	4.02%	46,169	4.35%
Lessors of non-residential buildings	105,091	9.97%	96,508	9.08%
Lessors of residential buildings & dwellings	62,691	5.95%	65,781	6.19%
Hotels and motels	58,015	5.50%	56,546	5.32%

(1) Not a concentration as of March 31, 2015, but shown for comparative purposes due to concentration at December 31, 2014.

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2015, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$24,461	$2,326	$365	$27,152
Agricultural real estate	6,311	45,109	58,034	109,454
1-4 Family residential properties	18,255	79,145	77,792	175,192
Multifamily residential properties	6,072	15,780	30,830	52,682
Commercial real estate	35,211	239,718	100,688	375,617
Loans secured by real estate	90,310	382,078	267,709	740,097
Agricultural loans	39,071	16,783	1,121	56,975
Commercial and industrial loans	104,600	95,412	33,329	233,341
Consumer loans	3,356	10,905	764	15,025
All other loans	1,685	2,201	4,832	8,718
Total loans	$239,022	$507,379	$307,755	$1,054,156

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2015, loans with maturities over one year consisted of approximately $707.1 million in fixed rate loans and approximately $108.1 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual loans	$4,168	$4,105
Restructured loans which are performing in accordance with revised terms	488	435
Total nonperforming loans	4,656	4,540
Repossessed assets	243	263
Total nonperforming loans and repossessed assets	$4,899	$4,803
Nonperforming loans to loans, before allowance for loan losses	0.44%	0.43%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.46%	0.45%

The $63,000 increase in nonaccrual loans during 2015 resulted from the net of $622,000 of loans put on nonaccrual status, offset by $559,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$418	10.0%	$785	19.1%
Agricultural real estate	29	0.7%	29	0.7%
1-4 Family residential properties	922	22.1%	878	21.4%
Commercial real estate	2,038	48.9%	2,074	50.5%
Loans secured by real estate	3,407	81.7%	3,766	91.7%
Commercial and industrial loans	508	12.2%	332	8.1%
Consumer loans	253	6.1%	7	0.2%
Total loans	$4,168	100.0%	$4,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $97,000 and $37,000 for the three months ended March 31, 2015 and 2014, respectively.

The $20,000 decrease in repossessed assets during the first three months of 2015 resulted from the net of $42,000 of additional assets repossessed and $62,000 of repossessed assets sold, and no further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$201	82.7%	$201	76.4%
Farm Loans	—	—%	—	—%
1-4 family residential properties	42	17.3%	62	23.6%
Commercial real estate	—	—%	—	—%
Total real estate	243	100.0%	263	100.0%
Agricultural Loans	—	—%	—	—%
Consumer Loans	—	—%	—	—%
Total repossessed collateral	$243	100.0%	$263	100.0%

Repossessed assets sold during the first three months of 2015 resulted in net gains of $18,000, all of which was related to real estate asset sales. Repossessed assets sold during 2014 resulted in net losses of $12,000, all of which was related to real estate asset sales.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened economic conditions, management also increased its allocation to various loan categories for economic factors during 2015 and 2014. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2015, the Company’s loan portfolio included $166.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $140.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $12.1 million from $178.4 million at December 31, 2014 while loans concentrated in other grain farming decreased $14.4 million from $155.1 million at December 31, 2014.

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

In addition, the Company has $58 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $105.1 million of loans to lessors of non-residential buildings and $62.7 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of March 31, 2015 and 2014, and of changes in the allowance for the three month periods ended March 31, 2015 and 2014, is as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Average loans outstanding, net of unearned income	$1,043,767	$990,608
Allowance-beginning of period	13,682	13,249
Charge-offs:
Real estate-mortgage	34	31
Commercial, financial & agricultural	—	4
Installment	3	7
Other	53	38
Total charge-offs	90	80
Recoveries:
Real estate-mortgage	170	40
Commercial, financial & agricultural	27	40
Installment	6	7
Other	46	24
Total recoveries	249	111
Net charge-offs (recoveries)	(159)	(31)
Provision for loan losses	265	323
Allowance-end of period	$14,106	$13,603
Ratio of annualized net charge-offs to average loans	(0.06)%	(0.13)%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.34%	1.37%
Ratio of allowance for loan losses to nonperforming loans	302.9%	248.0%

The ratio of the allowance for loan losses to nonperforming loans is 303% as of March 31, 2015 compared to 248% as of March 31, 2014.  The increase in this ratio is primarily due to the decline in nonperforming loans to $4.7 million at March 31, 2015 from $5.5 million at March 31, 2014. During the first three months of 2015, the Company had net recoveries of $159,000 compared to net recoveries of $31,000 in 2014. There were no significant charge offs during the first three months of 2015.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2015		Three months ended March 31, 2014		Year ended December 31, 2014
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$224,565	—%	$225,854	—%	$223,505	—%
Interest-bearing	565,931	0.12%	553,452	0.13%	559,168	0.12%
Savings	281,586	0.14%	284,803	0.13%	281,185	0.13%
Time deposits	212,016	0.52%	229,753	0.59%	229,763	0.56%
Total average deposits	$1,284,098	0.17%	$1,293,862	0.19%	$1,293,621	0.18%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014	Year ended December 31, 2014
High month-end balances of total deposits	$1,297,366	$1,305,825	$1,305,825
Low month-end balances of total deposits	1,274,713	1,279,569	1,265,058

During the first three months of 2015, the average balance of deposits decreased by $9.5 million from the average balance for the year ended December 31, 2014. Average non-interest bearing deposits increased by $1.1 million, average interest bearing account balances increased by $6.8 million, savings account balances increased $.4 million and balances of time deposits decreased $17.7 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
3 months or less	$26,283	$35,604
Over 3 through 6 months	13,218	15,270
Over 6 through 12 months	18,741	21,710
Over 12 months	26,049	25,861
Total	$84,291	$98,445

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2015 and December 31, 2014 is presented below (dollars in thousands):

	March 31, 2015	December 31, 2014
Securities sold under agreements to repurchase	$116,596	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	—
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	2,000	—
Junior subordinated debentures	20,620	20,620
Total	$164,216	$162,489
Average interest rate at end of period	0.72%	0.54%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$116,596	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	10,000
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	2,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$116,335	$97,478
Federal funds purchased	—	16
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	1,520
Fixed term – due after one year	19,667	13,055
Debt:
Loans due in one year or less	89	101
Junior subordinated debentures	20,620	20,620
Total	$161,711	$132,790
Average interest rate during the period	0.26%	0.30%

Securities sold under agreements to repurchase declined $5.3 million during the first three months of 2015 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At March 31, 2015 the fixed term advances consisted of $25 million as follows:

•	$5 million advance at .57% with a 2-year maturity, due August 26, 2015

•	$5 million advance at 4.58% with a 10-year maturity, due July 13, 2016, one year lockout, callable quarterly

•	$5 million advance at 2.30% with a 6-year maturity, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $2,000,000 as of March 31, 2015. This loan was renewed on April 17, 2015 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at March 31, 2015). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2015 and 2014 and December 31, 2014.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.1% and 3.09% at March 31, 2015 and December 31, 2014), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.87% and 1.84% at and March 31, 2015 and December 31, 2014, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2015 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$26,566	$—	$—	$—	$—	$—	$26,566	$26,566
Taxable investment securities	985	—	12	23,999	41,341	307,182	373,519	374,697
Nontaxable investment securities	—	—	1,506	410	899	77,988	80,803	80,803
Loans	439,871	169,259	199,381	108,871	71,181	65,593	1,054,156	1,061,240
Total	$467,422	$169,259	$200,899	$133,280	$113,421	$450,763	$1,535,044	$1,543,306
Interest-bearing liabilities:
Savings and NOW accounts	$148,813	$32,424	$33,627	$46,856	$48,210	$284,947	$594,877	$594,877
Money market accounts	215,957	2,986	3,069	3,981	4,064	21,483	251,540	251,540
Other time deposits	143,839	31,113	13,103	8,539	4,499	150	201,243	201,591
Short-term borrowings/debt	118,596	—	—	—	—	—	118,596	118,604
Long-term borrowings/debt	25,620	5,000	—	—	—	15,000	45,620	38,354
Total	$652,825	$71,523	$49,799	$59,376	$56,773	$321,580	$1,211,876	$1,204,966
Rate sensitive assets – rate sensitive liabilities	$(185,403)	$97,736	$151,100	$73,904	$56,648	$129,183	$323,168
Cumulative GAP	$(185,403)	$(87,667)	$63,433	$137,337	$193,985	$323,168
Cumulative amounts as % of total Rate sensitive assets	(12.1)%	6.4%	9.8%	4.8%	3.7%	8.4%
Cumulative Ratio	(12.1)%	(5.7)%	4.1%	8.9%	12.6%	21.1%

The static GAP analysis shows that at March 31, 2015, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At March 31, 2015, the Company’s stockholders' equity had increased $5.9 million, or 3.6%, to $170.8 million from $164.9 million as of December 31, 2014. During the first three months of 2015, net income contributed $4.0 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $2.8 million, net of tax and additional purchases of treasury stock (42,518 shares at an average cost of $19.66 per share) decreased stockholders’ equity by approximately $836,000.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2015 and December 31, 2014, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2015, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital (to risk-weighted assets)
Company	$185,441	15.69%	$94,560	> 8.00%	N/A	N/A
First Mid Bank	178,979	15.26	93,856	> 8.00	$117,320	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	171,335	14.50	70,920	> 6.00	N/A	N/A
First Mid Bank	164,873	14.05	70,392	> 6.00	93,856	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	123,935	10.49	53,190	> 4.50	N/A	N/A
First Mid Bank	164,873	14.05	52,794	> 4.50	76,250	> 6.50
Tier 1 Capital (to average assets)
Company	171,335	10.68	64,150	> 4.00	N/A	N/A
First Mid Bank	164,873	10.33	63,858	> 4.00	79,822	> 5.00
December 31, 2014
Total Capital (to risk-weighted assets)
Company	$180,678	15.60%	$92,675	> 8.00%	N/A	N/A
First Mid Bank	172,991	15.02	92,110	> 8.00	$115,137	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	166,996	14.42	46,338	> 4.00	N/A	N/A
First Mid Bank	159,309	13.84	46,055	> 4.00	69,082	> 6.00
Tier 1 Capital (to average assets)
Company	166,996	10.52	63,493	> 4.00	N/A	N/A
First Mid Bank	159,309	10.08	63,210	> 4.00	79,012	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2015 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2015, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 16,604 shares and 19,377 shares during 2015 and 2014, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company's common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 28, 2014, repurchases of $5 million additional shares of the Company's common stock.

During the three months ended March 31, 2015, the Company repurchased 42,518 shares at a total cost of approximately $836,000. Since 1998, the Company has repurchased a total of 2,032,265 shares at a total price of approximately $69,304,000.  As of March 31, 2015, the Company is authorized per all repurchase programs to purchase $7,402,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2015, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2015, the excess collateral at the FHLB would support approximately $75.3 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2015, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $2 million and $13 million in available funds.  This loan was renewed on April 17, 2015 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2015 and 2014 and December 31, 2014.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$201,243	$136,928	$47,125	$17,040	$150
Debt	22,620	2,000	—	—	20,620
Other borrowings	141,596	121,596	20,000	—	—
Operating leases	3,864	889	1,368	1,003	604
Supplemental retirement	768	100	200	151	317
	$370,091	$261,513	$68,693	$18,194	$21,691

For the three months ended March 31, 2015, net cash of $7.1 million and $8.1 million was provided from operating activities and financing activities, respectively and $11.0 million was used in investing activities. In total, cash and cash equivalents increased by $4.2 million since year-end 2014.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Unused commitments and lines of credit:
Commercial real estate	$25,837	$32,927
Commercial operating	134,430	133,884
Home equity	23,465	23,285
Other	52,710	47,498
Total	$236,442	$237,594
Standby letters of credit	$3,464	$5,193

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2014.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	1,346	$18.57	1,346	$8,213,000
February 1, 2015 - February 28, 2015	17,678	$19.31	17,678	$7,872,000
March 1, 2015 - March 31, 2015	23,494	$19.98	23,494	$7,402,000
Total	42,518	$19.66	42,518	$7,402,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 8, 2015

Joseph R. Dively
President and Chief Executive Officer

Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
2.1
Branch Purchase and Assumption Agreement between Old National Bank and First Mid-Illinois Bank & Trust, N.A., dated as of January 30, 2015 (incorporated by reference to Exhibit 2.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 30, 2015)

4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

4.2
Amendment No. 1 to Rights Agreement, dated as of January 21, 2015, by and between First Mid-Illinois Bancshares, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 21, 2015)

10.1
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Eric S. McRae, effective February 16, 2015 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on January 28, 2015)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.