Form 10-Q
period 2015-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2015-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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

As of August 7, 2015, 8,422,018 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks:
Non-interest bearing	$33,219	$40,716
Interest bearing	12,623	10,520
Federal funds sold	492	494
Cash and cash equivalents	46,334	51,730
Investment securities:
Available-for-sale, at fair value	421,923	377,856
Held-to-maturity, at amortized cost (estimated fair value of $44,505 and $53,937 at June 30, 2015 and December 31, 2014, respectively)	43,973	53,650
Loans held for sale	2,576	1,958
Loans	1,056,527	1,060,448
Less allowance for loan losses	(13,931)	(13,682)
Net loans	1,042,596	1,046,766
Interest receivable	6,044	6,828
Other real estate owned	278	263
Premises and equipment, net	27,208	27,352
Goodwill, net	25,753	25,753
Intangible assets, net	1,533	1,844
Other assets	15,902	13,103
Total assets	$1,634,120	$1,607,103
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$226,229	$222,116
Interest bearing	1,039,970	1,049,961
Total deposits	1,266,199	1,272,077
Securities sold under agreements to repurchase	117,468	121,869
Interest payable	302	285
FHLB borrowings	25,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	550	530
Other liabilities	6,086	6,806
Total liabilities	1,436,225	1,442,187
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2015 and 2014	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 8,422,018 shares in 2015 and 7,529,815 shares in 2014	37,868	32,119
Additional paid-in capital	78,979	55,607
Retained earnings	67,021	61,956
Deferred compensation	2,997	3,329
Accumulated other comprehensive loss	(894)	(875)
Less treasury stock at cost, 545,041 in 2015 and 496,497 shares in 2014	(15,476)	(14,620)
Total stockholders’ equity	197,895	164,916
Total liabilities and stockholders’ equity	$1,634,120	$1,607,103

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$11,724	$11,039	$22,776	$21,851
Interest on investment securities	2,430	2,545	4,791	5,068
Interest on deposits with other financial institutions	18	16	44	43
Total interest income	14,172	13,600	27,611	26,962
Interest expense:
Interest on deposits	513	583	1,045	1,192
Interest on securities sold under agreements to repurchase	15	10	29	22
Interest on FHLB borrowings	157	65	310	133
Interest on other borrowings	13	1	13	1
Interest on subordinated debentures	130	129	258	255
Total interest expense	828	788	1,655	1,603
Net interest income	13,344	12,812	25,956	25,359
Provision for loan losses	143	128	408	451
Net interest income after provision for loan losses	13,201	12,684	25,548	24,908
Other income:
Trust revenues	860	848	1,780	1,781
Brokerage commissions	306	233	584	483
Insurance commissions	474	441	1,109	999
Service charges	1,278	1,353	2,467	2,497
Securities gains, net	1	543	230	734
Mortgage banking revenue, net	210	158	377	256
ATM / debit card revenue	1,018	1,002	2,024	1,975
Other	390	412	765	746
Total other income	4,537	4,990	9,336	9,471
Other expense:
Salaries and employee benefits	6,297	6,054	12,353	12,107
Net occupancy and equipment expense	1,926	2,114	3,905	4,263
Net other real estate owned (income) expense	9	(39)	1	(18)
FDIC insurance	202	199	405	405
Amortization of intangible assets	156	163	311	325
Stationery and supplies	143	173	295	328
Legal and professional	600	677	1,182	1,239
Marketing and donations	277	245	494	509
Other	1,620	1,628	3,088	3,016
Total other expense	11,230	11,214	22,034	22,174
Income before income taxes	6,508	6,460	12,850	12,205
Income taxes	2,352	2,431	4,655	4,569
Net income	4,156	4,029	8,195	7,636
Dividends on preferred shares	550	1,104	1,100	2,208
Net income available to common stockholders	$3,606	$2,925	$7,095	$5,428

Per share data:
Basic net income per common share available to common stockholders	0.50	0.49	1.00	0.92
Diluted net income per common share available to common stockholders	0.49	0.48	0.97	0.91
Cash dividends declared per common share	0.29	0.26	0.29	0.26
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$4,156	$4,029	$8,195	$7,636
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,919 and $(1,904) for three months ended June 30, 2015 and 2014, respectively and $47 and $(3,532) for six months ended June 30, 2015 and 2014, respectively.	(3,001)	2,981	(75)	5,530
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(68) and $0 for three months ended June 30, 2015 and 2014, respectively and $(125) and $0 for six months ended June 30, 2015 and 2014, respectively.	106	—	196	—
Less: reclassification adjustment for realized gains included in net income net of taxes of $0 and $212 for three months ended June 30, 2015 and 2014, respectively and $90 and $286 for six months ended June 30, 2015 and 2014, respectively.	(1)	(331)	(140)	(448)
Other comprehensive income (loss), net of taxes	(2,896)	2,650	(19)	5,082
Comprehensive income	$1,260	$6,679	$8,176	$12,718

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$8,195	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	408	451
Depreciation, amortization and accretion, net	1,820	2,035
Stock-based compensation expense	175	221
Gains on investment securities, net	(230)	(734)
Gain on sales of other real property owned, net	(18)	(38)
Loss on write down of fixed assets	78	19
Gains on sale of loans held for sale, net	(397)	(272)
Decrease in accrued interest receivable	784	626
Increase in accrued interest payable	17	15
Origination of loans held for sale	(29,612)	(19,760)
Proceeds from sale of loans held for sale	29,391	19,617
Increase in other assets	(2,768)	(329)
Decrease in other liabilities	(761)	(1,271)
Net cash provided by operating activities	7,082	8,216
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,453	63,142
Proceeds from maturities of securities held-to-maturity	10,000	—
Proceeds from maturities of securities available-for-sale	33,854	40,270
Purchases of securities available-for-sale	(88,002)	(45,427)
Net (increase) decrease in loans	3,672	(39,293)
Purchases of premises and equipment	(860)	(496)
Proceeds from sales of other real property owned	80	451
Net cash provided by (used in) investing activities	(31,803)	18,647
Cash flows from financing activities:
Net increase (decrease) in deposits	(5,878)	3,281
Decrease in repurchase agreements	(4,401)	(24,028)
Proceeds from FHLB advances	5,000	—
Repayment of FHLB advances	—	(10,000)
Repayment of other borrowings	(2,000)	(1,000)
Proceeds from other borrowings	2,000	1,000
Proceeds from issuance of common stock	28,099	381
Conversion of preferred stock	—	(5)
Purchase of treasury stock	(962)	(902)
Dividends paid on preferred stock	(1,001)	(2,024)
Dividends paid on common stock	(1,532)	(1,133)
Net cash provided by (used in) financing activities	19,325	(34,430)
Decrease in cash and cash equivalents	(5,396)	(7,567)
Cash and cash equivalents at beginning of period	51,730	65,102
Cash and cash equivalents at end of period	$46,334	$57,535

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Six months ended June 30,
(In thousands)	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,638	$1,588
Income taxes	4,911	4,685
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	90	242
Dividends reinvested in common stock	597	576
Net tax benefit related to option and deferred compensation plans	85	101

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2015 and 2014, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. The Company operates as a one-segment entity for financial reporting purposes.

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

Capital Raise

On June 18, 2015, the Company entered into a securities purchase agreement with a limited number of institutional investors to sell, and accepted from certain other accredited investors, including certain directors of the Company, subscriptions for, an aggregate total of 1,392,859 newly issued shares of the Company's common stock at a purchase price of $21.00 per share, for an aggregate gross purchase price of approximately $29,250,039 (the "Offering"). The Offering closed on June 19, 2015. The Company intends to use the net proceeds of the Offering to provide capital support for the pending purchase of the Branches and for general corporate purposes.

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

On September 27, 2011, the Board of Directors passed a resolution relating to the SI Plan whereby they authorized and approved the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide a methodology for granting Stock Awards and Stock Unit Awards to select senior executives of the Company or any Subsidiary.

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2015, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2015 or 2014. The Company awarded 16,604 shares as Stock Unit Awards and 14,770 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

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

On September 23, 2014, the Board of Directors of the Company approved the mandatory conversion of all of the Company's issued and outstanding 4,926 shares of Series B Preferred Stock into shares of the Company’s common stock. On September 24, 2014, notices were sent to the shareholders of the Series B Preferred Stock regarding the mandatory conversion. On November 17, 2014, the Company completed the mandatory conversion. The conversion ratio for each share of the Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series B Preferred Stock) by $0.00 (then current conversion price). The conversion ratio, therefore, was 231.267 shares of the Company's common stock for each share of Series B Preferred Stock. This resulted in the issuance of approximately 1,139,195 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series B Preferred Stock and certificates for shares of Series B Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends on the Preferred Stock, and cash in lieu of fractional share interests.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at June 30, 2015 was $17.00 and the NASDAQ Bank Index value at June 30, 2015 was 2,822.80.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2015
Net unrealized gains on securities available-for-sale	$601	$—	$601
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,007)	—	(1,007)
Securities with other-than-temporary impairment losses	—	(1,060)	(1,060)
Tax benefit	158	414	572
Balance at June 30, 2015	$(248)	$(646)	$(894)

December 31, 2014
Net unrealized gains on securities available-for-sale	$2,829	$—	$2,829
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,328)	—	(1,328)
Securities with other-than-temporary impairment losses	—	(2,936)	(2,936)
Tax benefit (expense)	(586)	1,146	560
Balance at December 31, 2014	$915	$(1,790)	$(875)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2015	2014
Unrealized gains on available-for-sale securities	$230	734	Securities gains, net
			(Total reclassified amount before tax)
	(90)	(286)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$140	$448	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which creates a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,156,000	$4,029,000	$8,195,000	$7,636,000
Preferred stock dividends	(550,000)	(1,104,000)	(1,100,000)	(2,208,000)
Net income available to common stockholders	$3,606,000	$2,925,000	$7,095,000	$5,428,000
Weighted average common shares outstanding	7,198,980	5,880,919	7,112,309	5,882,123
Basic earnings per common share	$0.50	$0.49	$1.00	$0.92
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$3,606,000	$2,925,000	$7,095,000	$5,428,000
Effect of assumed preferred stock conversion	550,000	1,104,000	1,100,000	2,208,000
Net income applicable to diluted earnings per share	$4,156,000	$4,029,000	$8,195,000	$7,636,000
Weighted average common shares outstanding	7,198,980	5,880,919	7,112,309	5,882,123
Dilutive potential common shares:
Restricted stock awarded	9,445	9,501	9,445	9,051
Assumed conversion of preferred stock	1,355,348	2,494,569	1,355,348	2,494,679
Dilutive potential common shares	1,364,793	2,504,070	1,364,793	2,503,730
Diluted weighted average common shares outstanding	8,563,773	8,384,989	8,477,102	8,385,853
Diluted earnings per common share	$0.49	$0.48	$0.97	$0.91

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2015 and 2014 because they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options to purchase shares of common stock	45,500	128,750	45,500	128,750

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$122,307	$167	$(740)	$121,734
Obligations of states and political subdivisions	83,004	1,840	(550)	84,294
Mortgage-backed securities: GSE residential	209,835	1,700	(1,843)	209,692
Trust preferred securities	3,201	—	(1,060)	2,141
Other securities	4,035	31	(4)	4,062
Total available-for-sale	$422,382	$3,738	$(4,197)	$421,923
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$43,973	$532	$—	$44,505

December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,224	$91	$(1,358)	$99,957
Obligations of states and political subdivisions	75,589	2,608	(113)	78,084
Mortgage-backed securities: GSE residential	193,814	2,548	(961)	195,401
Trust preferred securities	3,300	—	(2,936)	364
Other securities	4,036	26	(12)	4,050
Total available-for-sale	$377,963	$5,273	$(5,380)	$377,856
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,650	$299	$(12)	$53,937

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

Trust preferred securities represent one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty-two years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2015 and 2014 (in thousands):

	June 30, 2015	June 30, 2014
Gross gains	$230	$1,435
Gross losses	—	(701)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2015 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,168	$41,566	$—	$—	$121,734
Obligations of state and political subdivisions	4,928	41,476	36,950	940	84,294
Mortgage-backed securities: GSE residential	1,026	110,463	98,203	—	209,692
Trust preferred securities	—	—	—	2,141	2,141
Other securities	—	3,998	—	64	4,062
Total available-for-sale investments	$86,122	$197,503	$135,153	$3,145	$421,923
Weighted average yield	1.68%	2.36%	2.69%	1.65%	2.32%
Full tax-equivalent yield	1.84%	2.85%	3.30%	2.18%	2.78%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,543	$9,714	$9,716	$—	$43,973
Weighted average yield	2.30%	2.10%	2.33%	—%	2.31%
Full tax-equivalent yield	2.30%	2.10%	2.33%	—%	2.31%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2015.

Investment securities carried at approximately $295 million and $330 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2015 and December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$31,099	$(150)	$53,504	$(590)	$84,603	$(740)
Obligations of states and political subdivisions	25,006	(461)	1,153	(89)	26,159	(550)
Mortgage-backed securities: GSE residential	115,116	(1,145)	21,679	(698)	136,795	(1,843)
Trust preferred securities	—	—	2,141	(1,060)	2,141	(1,060)
Other securities	1,996	(4)	—	—	1,996	(4)
Total	$173,217	$(1,760)	$78,477	$(2,437)	$251,694	$(4,197)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,289	$(46)	$75,030	$(1,312)	$82,319	$(1,358)
Obligations of states and political subdivisions	3,586	(19)	4,416	(94)	8,002	(113)
Mortgage-backed securities: GSE residential	19,565	(159)	37,224	(802)	56,789	(961)
Trust preferred securities	—	—	364	(2,936)	364	(2,936)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$30,440	$(224)	$119,022	$(5,156)	$149,462	$(5,380)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$(12)	$—	$—	$4,853	$(12)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2015, there were eleven available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $53,504,000 and unrealized losses of $590,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014 there were sixteen available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $75,030,000 and unrealized losses of $1,312,000 in a continuous unrealized loss position for twelve months or more. At June 30, 2015 and December 31, 2014 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2015 there were two obligations of states and political subdivisions with a fair value of $1,153,000 and unrealized losses of $89,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were ten obligations of states and political subdivisions with a fair value of $4,416,000 and unrealized losses of $94,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2015 there were seven mortgage-backed securities with a fair value of $21,679,000 and unrealized losses of $698,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were eleven mortgage-backed securities with a fair value of $37,224,000 and unrealized losses of $802,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At June 30, 2015, there was one trust preferred security with a fair value of $2,141,000 and unrealized losses of $1,060,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there was one trust preferred security with a fair value of $364,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.
The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2015 or 2014.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at June 30, 2015. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,201	$2,141	$(1,060)	$(1,111)

Other securities. At June 30, 2015 and December 31, 2014, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2015 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 (in thousands).

Accumulated Credit Losses
	June 30, 2015	June 30, 2014
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2015 and December 31, 2014 follows (in thousands):

	June 30, 2015	December 31, 2014
Construction and land development	$27,420	$21,627
Agricultural real estate	112,270	110,158
1-4 Family residential properties	170,697	179,886
Multifamily residential properties	52,422	53,129
Commercial real estate	372,213	380,173
Loans secured by real estate	735,022	744,973
Agricultural loans	59,641	68,225
Commercial and industrial loans	238,981	223,633
Consumer loans	14,560	15,118
All other loans	8,453	8,736
Gross loans	1,056,657	1,060,685
Less:
Net deferred loan fees, premiums and discounts	130	237
Allowance for loan losses	13,931	13,682
Net loans	$1,042,596	$1,046,766

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $2,576,000 and $1,958,000 at June 30, 2015 and December 31, 2014, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2015, the Company’s loan portfolio included $172.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $144.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $6.5 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming decreased $10.4 million from $155.1 million at December 31, 2014 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $55.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $105.2 million of loans to lessors of non-residential buildings and $62.5 million of loans to lessors of residential buildings and dwellings.

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

Impaired loans
The Company individually evaluates certain loans for impairment.  In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For loans greater than $250,000 in the commercial, commercial real estate, agricultural, agricultural real estate segments, impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral do not justify the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Adversely classified loans
A detailed analysis is also performed on each adversely classified (substandard or doubtful rated) borrower with an aggregate, outstanding balance of $250,000 or more. This analysis includes commercial, commercial real estate, agricultural, and agricultural real estate borrowers who are not currently identified as impaired but pose sufficient risk to warrant in-depth review. Estimated collateral shortfalls are then calculated with allocations for each loan segment based on the five-year historical average of collateral shortfalls adjusted for environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$11,459	$1,291	$753	$386	$217	$14,106
Provision charged to expense	(123)	20	(7)	258	(5)	143
Losses charged off	(62)	—	(15)	(304)	—	(381)
Recoveries	20	1	—	42	—	63
Balance, end of period	$11,294	$1,312	$731	$382	$212	$13,931
Ending balance:
Individually evaluated for impairment	$537	$—	$—	$—	$—	$537
Collectively evaluated for impairment	$10,757	$1,312	$731	$382	$212	$13,394
Three months ended June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$10,581	$503	$760	$372	$1,387	$13,603
Provision charged to expense	200	21	6	27	(126)	128
Losses charged off	(28)	—	(14)	(60)	—	(102)
Recoveries	18	—	5	29	—	52
Balance, end of period	$10,771	$524	$757	$368	$1,261	$13,681
Ending balance:
Individually evaluated for impairment	$322	$—	$—	$—	$—	$322
Collectively evaluated for impairment	$10,449	$524	$757	$368	$1,261	$13,359
Six months ended June 30, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	235	(49)	(20)	262	(20)	408
Losses charged off	(71)	—	(40)	(360)	—	(471)
Recoveries	216	1	1	94	—	312
Balance, end of period	$11,294	$1,312	$731	$382	$212	$13,931
Ending balance:
Individually evaluated for impairment	$537	$—	$—	$—	$—	$537
Collectively evaluated for impairment	$10,757	$1,312	$731	$382	$212	$13,394
Loans:
Ending balance	$696,596	$171,376	$175,680	$15,451	$—	$1,059,103
Ending balance:
Individually evaluated for impairment	$1,766	$—	$—	$—	$—	$1,766
Collectively evaluated for impairment	$694,830	$171,376	$175,680	$15,451	$—	$1,057,337

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	75	(10)	11	36	339	451
Losses charged off	(32)	—	(45)	(105)	—	(182)
Recoveries	82	1	20	60	—	163
Balance, end of period	$10,771	$524	$757	$368	$1,261	$13,681
Ending balance:
Individually evaluated for impairment	$322	$—	$—	$—	$—	$322
Collectively evaluated for impairment	$10,449	$524	$757	$368	$1,261	$13,359
Loans:
Ending balance	$657,352	$164,841	$185,754	$14,304	$—	$1,022,251
Ending balance:
Individually evaluated for impairment	$3,648	$—	$—	$—	$—	$3,648
Collectively evaluated for impairment	$653,704	$164,841	$185,754	$14,304	$—	$1,018,603
Year ended December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of year	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$27,266	$20,842	$109,463	$107,976	$169,911	$177,764	$51,842	$52,793
Watch	—	—	1,767	1,036	925	1,187	249	—
Substandard	154	785	1,072	1,181	2,516	2,970	331	336
Doubtful	—	—	—	—	—	—	—	—
Total	$27,420	$21,627	$112,302	$110,193	$173,352	$181,921	$52,422	$53,129

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$349,417	$357,873	$58,798	$67,619	$233,151	$218,193	$14,152	$15,105
Watch	21,456	18,817	228	—	4,790	4,647	—	9
Substandard	879	2,914	693	679	1,182	940	408	4
Doubtful	—	—	—	—	—	—	—	—
Total	$371,752	$379,604	$59,719	$68,298	$239,123	$223,780	$14,560	$15,118

	All Other Loans		Total Loans
	2015	2014	2015	2014
Pass	$8,453	$8,736	$1,022,453	$1,026,901
Watch	—	—	29,415	25,696
Substandard	—	—	7,235	9,809
Doubtful	—	—	—	—
Total	$8,453	$8,736	$1,059,103	$1,062,406

The following table presents the Company’s loan portfolio aging analysis at June 30, 2015 and December 31, 2014 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
June 30, 2015
Construction and land development	$—	$—	$—	$—	$27,420	$27,420	$—
Agricultural real estate	147	—	—	147	112,155	112,302	—
1-4 Family residential properties	398	176	182	756	172,596	173,352	—
Multifamily residential properties	—	—	—	—	52,422	52,422	—
Commercial real estate	3	126	395	524	371,228	371,752	—
Loans secured by real estate	548	302	577	1,427	735,821	737,248	—
Agricultural loans	—	—	—	—	59,719	59,719	—
Commercial and industrial loans	559	35	145	739	238,384	239,123	—
Consumer loans	37	18	5	60	14,500	14,560	—
All other loans	—	—	—	—	8,453	8,453	—
Total loans	$1,144	$355	$727	$2,226	$1,056,877	$1,059,103	$—
December 31, 2014
Construction and land development	$297	$25	$—	$322	$21,305	$21,627	$—
Agricultural real estate	—	—	—	—	110,193	110,193	—
1-4 Family residential properties	201	224	385	810	181,111	181,921	—
Multifamily residential properties	—	—	—	—	53,129	53,129	—
Commercial real estate	60	32	945	1,037	378,567	379,604	—
Loans secured by real estate	558	281	1,330	2,169	744,305	746,474	—
Agricultural loans	16	20	—	36	68,262	68,298	—
Commercial and industrial loans	228	10	98	336	223,444	223,780	—
Consumer loans	331	10	5	346	14,772	15,118	—
All other loans	—	—	—	—	8,736	8,736	—
Total loans	$1,133	$321	$1,433	$2,887	$1,059,519	$1,062,406	$—

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

The following tables present impaired loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$154	$719	$26	$785	$2,960	$43
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	416	416	—	67	134	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	536	607	29	472	986	136
Loans secured by real estate	1,106	1,742	55	1,324	4,080	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	252	387	103	83	181	84
Consumer loans	408	408	379	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,766	$2,537	$537	$1,407	$4,261	$263
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	93	98	—	73	235	—
1-4 Family residential properties	734	1,073	—	1,156	2,866	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	116	117	—	1,640	3,808	—
Loans secured by real estate	943	1,288	—	2,869	6,909	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	321	478	—	249	933	—
Consumer loans	39	48	—	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$1,303	$1,814	$—	$3,133	$7,902	$—
Total loans:
Construction and land development	$154	$719	$26	$785	$2,960	$43
Agricultural real estate	93	98	—	73	235	—
1-4 Family residential properties	1,150	1,489	—	1,223	3,000	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	652	724	29	2,112	4,794	136
Loans secured by real estate	2,049	3,030	55	4,193	10,989	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	573	865	103	332	1,114	84
Consumer loans	447	456	379	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$3,069	$4,351	$537	$4,540	$12,163	$263

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2015 and 2014 (in thousands):

	For the three months ended
	June 30, 2015		June 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$154	$—	$1,112	$—
Agricultural real estate	93	1	36	—
1-4 Family residential properties	1,163	2	1,058	4
Commercial real estate	655	1	2,293	1
Loans secured by real estate	2,065	4	4,499	5
Commercial and industrial loans	584	1	608	—
Consumer loans	448	1	35	—
Total loans	$3,097	$6	$5,142	$5

	For the six months ended
	June 30, 2015		June 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$154	$—	$1,126	$—
Agricultural real estate	94	2	36	—
1-4 Family residential properties	1,188	3	1,067	6
Commercial real estate	659	1	2,303	1
Loans secured by real estate	2,095	6	4,532	7
Commercial and industrial loans	594	3	627	—
Consumer loans	448	1	37	1
Total loans	$3,137	$10	$5,196	$8

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $67,000 of Farm loans, $342,000 of 1-4 Family residential properties, $36,000 of commercial real estate, $117,000 of commercial & industrial loans and $39,000 of consumer loans at June 30, 2015 and $305,000 of 1-4 family residential properties, $39,000 commercial real estate and $20,000 of consumer loans at June 30, 2014. For the six months ended June 30, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2015 and December 31, 2014 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2015	December 31, 2014
Construction and land development	$154	$785
Agricultural real estate	26	29
1-4 Family residential properties	808	878
Commercial real estate	616	2,074
Loans secured by real estate	1,604	3,766
Agricultural loans	—	—
Commercial and industrial loans	456	332
Consumer loans	408	7
Total loans	$2,468	$4,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $39,000 and $32,000 for the six months ended June 30, 2015 and 2014, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2015 and December 31, 2014 was $1.8 million and $2.9 million, respectively.  Approximately $508,000 and $234,000 in specific reserves have been established with respect to these loans as of June 30, 2015 and December 31, 2014, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2015 and December 31, 2014 (in thousands).

Troubled debt restructurings:	June 30, 2015	December 31, 2014
Construction and land development	$153	$785
Agricultural real estate	67	44
1-4 Family residential properties	481	503
Commercial real estate	256	1,283
Loans secured by real estate	957	2,615
Commercial and industrial loans	434	236
Consumer loans	447	9
Total	$1,838	$2,860
Performing troubled debt restructurings:
Agricultural real estate	$67	$44
1-4 Family residential properties	342	$345
Commercial real estate	36	37
Loans secured by real estate	445	426
Commercial and industrial loans	117	—
Consumer loans	39	9
Total	$601	$435

The following table presents loans modified as TDRs during the six months ended June 30, 2015 and 2014, as a result of various modified loan factors (in thousands):

	June 30, 2015			June 30, 2014
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Farm Loans	1	23	(b)	—	$—
1-4 Family residential properties	4	79	(b)(c)	2	$207	(c)
Commercial real estate	—	—		1	501	(b)(c)
Loans secured by real estate	5	102		3	708
Commercial and industrial loans	2	227	(b)(c)	—	—
Consumer Loans	3	439	(b)(c)	—	—
Total	10	$768		3	$708

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the six months ended June 30, 2015 or the year ended December 31, 2014.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $117.5 million at June 30, 2015, a decrease of $4.4 million from $121.9 million at December 31, 2014. The decrease during the first six months of 2015 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential of over-collateralization in the event of counterparty default. Repurchase agreements by class of collateral pledged are as follows (in thousands):

June 30, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$70,776
Mortgage-backed securities: GSE: residential	46,692
Total	$117,468

FHLB borrowings increased $5 million to $25 million at June 30, 2015 from $20 million at December 31, 2014. At June 30, 2015 the advances were as follows:

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2015,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$121,734	$—	$121,734	$—
Obligations of states and political subdivisions	84,294	—	84,294	—
Mortgage-backed securities	209,692	—	209,692	—
Trust preferred securities	2,141	—	—	2,141
Other securities	4,062	65	3,997	—
Total available-for-sale securities	$421,923	$65	$419,717	$2,141
December 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,957	$—	$99,957	$—
Obligations of states and political subdivisions	78,084	—	78,084	—
Mortgage-backed securities	195,401	—	195,401	—
Trust preferred securities	364	—	—	364
Other securities	4,050	55	3,995	—
Total available-for-sale securities	$377,856	$55	$377,437	$364

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014 is summarized as follows (in thousands):

	Trust Preferred Securities
	June 30, 2015	June 30, 2014
Beginning balance	$364	$191
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income	1,876	381
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(99)	(203)
Ending balance	$2,141	$369
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2015 was $806,000 and a fair value of $298,000 resulting in specific loss exposures of $508,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2015 was $278,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $35,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Impaired loans (collateral dependent)	$298	$—	$—	$298
Foreclosed assets held for sale	35	—	—	35
December 31, 2014
Impaired loans (collateral dependent)	$1,313	$—	$—	$1,313

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

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,141	Discounted cash flow	Discount rate	11.3%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.4%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$298	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$35	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$364	Discounted cash flow	Discount rate		11.6%
			Constant prepayment rate (1)		1.3%
			Cumulative projected prepayments		24.4%
			Probability of default		0.1%
			Projected cures given deferral		100.0%
			Loss severity		97.4%
Impaired loans (collateral dependent)	$1,313	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Cash and due from banks	$45,842	$45,842	$45,842	$—	$—
Federal funds sold	492	492	492	—	—
Available-for-sale securities	421,923	421,923	65	419,717	2,141
Held-to-maturity securities	43,973	44,505	—	44,505	—
Loans held for sale	2,576	2,576	—	2,576	—
Loans net of allowance for loan losses	1,042,596	1,048,461	—	—	1,048,461
Interest receivable	6,044	6,044	—	6,044	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,266,199	$1,266,301	$—	$1,076,898	$189,403
Securities sold under agreements to repurchase	117,468	117,484	—	117,484	—
Interest payable	302	302	—	302	—
Federal Home Loan Bank borrowings	25,000	25,485	—	25,485	—
Junior subordinated debentures	20,620	12,557	—	12,557	—

December 31, 2014
Financial Assets
Cash and due from banks	$51,236	$51,236	$51,236	$—	$—
Federal funds sold	494	494	494	—	—
Available-for-sale securities	377,856	377,856	55	377,437	364
Held-to-maturity securities	53,650	53,937	—	53,937	—
Loans held for sale	1,958	1,958	—	1,958	—
Loans net of allowance for loan losses	1,046,766	1,051,110	—	—	1,051,110
Interest receivable	6,828	6,828	—	6,828	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,272,077	$1,272,358	$—	$1,053,800	$218,558
Securities sold under agreements to repurchase	121,869	121,870	—	121,870	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	20,000	20,541	—	20,541	—
Junior subordinated debentures	20,620	12,528	—	12,528	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2015 and 2014.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $8,195,000 and $7,636,000 for the six months ended June 30, 2015 and 2014, respectively. Diluted net income per common share available to common stockholders was $0.97 and $0.91 for the six months ended June 30, 2015 and 2014. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2015 and 2014, compared to the performance ratios for the year ended December 31, 2014:

	Six months ended		Year ended
	June 30, 2015	June 30, 2014	December 31, 2014
Return on average assets	1.01%	0.96%	0.97%
Return on average common equity	9.89%	10.84%	10.34%
Average equity to average assets	10.51%	9.76%	9.94%

Total assets were $1.63 billion at June 30, 2015, compared to $1.61 billion as of December 31, 2014. From December 31, 2014 to June 30, 2015, cash and interest bearing deposits decreased $5.4 million, net loan balances decreased $4.2 million and investment securities increased $34.4 million. The increase in investment securities balance was primarily due to purchases of obligations of U.S. government corporations and agencies securities and mortgage-backed securities during the first six months of 2015. Net loan balances were $1.04 billion at June 30, 2015, a decrease of $4.2 million, from $1.05 billion at December 31, 2014. The decrease in loan balances was primarily due to seasonal paydowns of agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.40% for the six months ended June 30, 2015, down from 3.43% for the same period in 2014. This decrease was primarily due to a greater decline in investment and loan yields than funding costs. Net interest income before the provision for loan losses was $26.0 million compared to net interest income of $25.4 million for the same period in 2014.

Total non-interest income of $9.3 million decreased $135,000 or 1.43% from $9.5 million for the same period last year. Gains on the sale of securities were $230,000 for the six months ended June 30, 2015 compared to $734,000 for the same period last year. Mortgage banking income increased from $256,000 for the the first six months of of 2015 to $377,000 for the first six months of this year as refinance activity and new purchase activity has increased due to lower mortgage rates. Insurance revenues also increased due to more income received from insurance carriers based on previous year claim experience.

Total non-interest expense of $22.0 million increased $140,000 or 0.6% from $22.2 million for the same period last year primarily due to declines in occupancy and equipment expenses including a decline in rent and building improvements expense and lower amortization expense primarily due to leasehold improvements that were fully amortized during 2014.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2015 versus 2014
	Three months ended June 30,	Six months ended June 30,
Net interest income	$532	$597
Provision for loan losses	(15)	43
Other income, including securities transactions	(453)	(135)
Other expenses	(16)	140
Income taxes	79	(86)
Increase in net income	$127	$559

Credit quality is an area of importance to the Company. Total nonperforming loans were $3.1 million at June 30, 2015, compared to $4.8 million at June 30, 2014 and $4.5 million at December 31, 2014. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $282,000 at June 30, 2015 compared to $403,000 on June 30, 2014 and $263,000 on December 31, 2014. The Company’s provision for loan losses for the six months ended June 30, 2015 and 2014 was $408,000 and $451,000, respectively.  Total loans past due 30 days or more were 0.21% of loans at June 30, 2015 compared to 0.35% at June 30, 2014, and 0.27% of loans at December 31, 2014.  At June 30, 2015, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 69.6% of the loan portfolio as of June 30, 2015 and 70.2% as of December 31, 2014.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2015 and 2014 and December 31, 2014 was 17.13%, 14.58% and 14.42%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2015 and 2014 and December 31, 2014 was 18.31%, 15.81% and 15.60%, respectively. The primary reason for the increase in these ratios was completion of a private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2015 and 2014 were $269 million and $243 million, respectively.  The decrease in 2015 was primarily the result of several larger commercial and commercial real estate lines of credit that were paid down at June 30, 2015.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $362,000 and $361,000 for this assessment during the first six months of 2015 and 2014, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $43,000 and $44,000 during the first six months of 2015 and 2014, respectively, for this assessment.

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

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2015 and 2014 in the following table (dollars in thousands):

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$25,922	$18	0.28%	$21,760	$16	0.29%
Federal funds sold	493	—	—%	496	—	—%
Investment securities
Taxable	381,091	1,782	1.87%	386,891	1,966	2.03%
Tax-exempt (1)	80,888	648	3.20%	69,975	579	3.31%
Loans (2)(3)(4)	1,056,517	11,724	4.45%	1,007,226	11,039	4.40%
Total earning assets	1,544,911	14,172	3.68%	1,486,348	13,600	3.67%
Cash and due from banks	32,157			30,091
Premises and equipment	27,182			27,877
Other assets	40,638			44,999
Allowance for loan losses	(14,006)			(13,601)
Total assets	$1,630,882			$1,575,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$574,255	$165	0.12%	$555,107	$165	0.12%
Savings deposits	287,000	98	0.14%	287,429	95	0.13%
Time deposits	194,356	250	0.52%	227,227	323	0.57%
Securities sold under agreements to repurchase	118,669	15	0.05%	83,662	10	0.05%
FHLB advances	25,000	157	2.52%	10,000	65	2.61%
Fed Funds Purchased	234	—	—%	66	—	—%
Junior subordinated debt	20,620	130	2.53%	20,620	129	2.51%
Other debt	1,802	13	—%	396	1	1.00%
Total interest-bearing liabilities	1,221,936	828	0.27%	1,184,507	788	0.27%
Non interest-bearing demand deposits	226,409			226,535
Other liabilities	7,816			7,988
Stockholders' equity	174,721			156,684
Total liabilities & equity	$1,630,882			$1,575,714
Net interest income		$13,344			$12,812
Net interest spread			3.41%			3.40%
Impact of non-interest bearing funds			0.05%			0.04%
Net yield on interest- earning assets			3.46%			3.44%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$34,881	$44	0.25%	$34,146	$43	0.26%
Federal funds sold	493	—	0.10%	496	—	0.10%
Investment securities:
Taxable	370,839	3,517	1.90%	385,205	3,917	2.03%
Tax-exempt (1)	79,721	1,274	3.20%	68,515	1,151	3.36%
Loans (2)	1,050,177	22,776	4.37%	998,963	21,851	4.41%
Total earning assets	1,536,111	27,611	3.62%	1,487,325	26,962	3.66%
Cash and due from banks	35,374			36,142
Premises and equipment	27,221			28,087
Other assets	41,327			45,795
Allowance for loan losses	(13,955)			(13,535)
Total assets	$1,626,078			$1,583,814
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$570,116	$328	0.12%	$554,283	$349	0.13%
Savings deposits	284,308	193	0.14%	286,123	186	0.13%
Time deposits	203,137	524	0.52%	228,484	657	0.58%
Securities sold under agreements to repurchase	117,509	29	0.05%	91,526	22	0.05%
FHLB advances	24,834	310	2.52%	13,039	133	2.05%
Junior subordinated debt	20,620	258	2.53%	20,620	255	2.49%
Other debt	950	13	2.66%	204	1	1.22%
Total interest-bearing liabilities	1,221,591	1,655	0.27%	1,194,312	1,603	0.27%
Non interest-bearing demand deposits	225,492			226,196
Other liabilities	8,057			8,677
Stockholders' equity	170,938			154,629
Total liabilities & equity	$1,626,078			$1,583,814
Net interest income		$25,956			$25,359
Net interest spread			3.35%			3.39%
Impact of non-interest bearing funds			0.05%			0.04%
Net yield on interest- earning assets			3.40%			3.43%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2015, compared to the same periods in 2014 (in thousands):

	Three months ended June 30, 2015 compared to 2014 Increase / (Decrease)			Six months ended June 30, 2015 compared to 2014 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$2	$5	$(3)	$1	$3	$(2)
Federal funds sold	—	—	—	—	—	—
Investment securities:
Taxable	(184)	(29)	(155)	(400)	(147)	(253)
Tax-exempt (2)	69	88	(19)	123	181	(58)
Loans (3)	685	556	129	925	1,466	(541)
Total interest income	572	620	(48)	649	1,503	(854)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	—	—	—	(21)	25	(46)
Savings deposits	3	(2)	5	7	(3)	10
Time deposits	(73)	(45)	(28)	(133)	(69)	(64)
Securities sold under agreements to repurchase	5	5	—	7	7	—
FHLB advances	92	108	(16)	177	141	36
Junior subordinated debt	1	—	1	3	—	3
Other debt	12	16	(4)	12	—	12
Total interest expense	40	82	(42)	52	101	(49)
Net interest income	$532	$538	$(6)	$597	$1,402	$(805)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $597,000, or 2.4%, to $26.0 million for the six months ended June 30, 2015, from $25.4 million for the same period in 2014. Net interest income increased primarily due to the growth in average earning assets. The net interest margin decreased primarily due to the decline in loan and investment yields.

For the six months ended June 30, 2015, average earning assets increased by $48.8 million, or 3.3%, and average interest-bearing liabilities increased $27.3 million or 2.3%, compared with average balances for the same period in 2014. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $0.7 million or 2.2%.

•	Average federal funds sold decreased $3,000 or 0.6%.

•	Average loans increased by $51.2 million or 5.1%.

•	Average securities decreased by $3.2 million or 0.7%.

•	Average deposits decreased by $11.3 million or 1.1%.

•	Average securities sold under agreements to repurchase increased by $26.0 million or 28.4%.

•	Average borrowings and other debt increased by $12.6 million or 37.2%.

•	Net interest margin decreased to 3.40% for the first six months of 2015 from 3.43% for the first six months of 2014.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.50% and 3.53% for the first six months of 2015 and 2014, respectively. The TE adjustments to net interest income for the six months ended June 30, 2015 and 2014 were $756,000 and $708,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2015 and 2014 was $408,000 and $451,000, respectively.  The decline in provision expense was the result of a decrease in nonperforming loans. Nonperforming loans were $3.1 million and $4.8 million as of June 30, 2015 and 2014, respectively.  Net charge-offs were $159,000 for the six months ended June 30, 2015 compared to $19,000 during the same period in 2014.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Trust revenues	$860	$848	$12	$1,780	$1,781	$(1)
Brokerage commissions	306	233	73	584	483	101
Insurance commissions	474	441	33	1,109	999	110
Service charges	1,278	1,353	(75)	2,467	2,497	(30)
Security gains, net	1	543	(542)	230	734	(504)
Mortgage banking revenue, net	210	158	52	377	256	121
ATM / debit card revenue	1,018	1,002	16	2,024	1,975	49
Other	390	412	(22)	765	746	19
Total other income	$4,537	$4,990	$(453)	$9,336	$9,471	$(135)

Following are explanations of the changes in these other income categories for the three months ended June 30, 2015 compared to the same period in 2014:

•
Trust revenues increased $12,000 or 1.4% to $860,000 from $848,000 primarily due to an increase in revenues from from Investment Management & Advisory Agency accounts. Trust assets, at market value, were $765.2 million at June 30, 2015 compared to $753.2 million at June 30, 2014.

•	Revenues from brokerage increased $73,000 or 31.3% to $306,000 from $233,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $33,000 or 7.5% to $474,000 from $441,000 due to an increase in contingency income received from carriers based on claims experience during 2015 compared to 2014.

•	Fees from service charges decreased $75,000 or 5.5% to $1,278,000 from $1,353,000 for the three months ended June 30, 2015 and 2014 primarily due to a decrease in overdraft fees.

•	The sale of securities during the three months ended June 30, 2015 resulted in net securities gains of $1,000 compared to $543,000 during the three months ended June 30, 2014.

•	Mortgage banking income increased $52,000 or 32.9% to $210,000 from $158,000. Loans sold balances were as follows:

•	$15.4 million (representing 118 loans) for the three months ended of June 30, 2015

•	$12.6 million (representing 103 loans) for the three months ended of June 30, 2014

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $16,000 or 1.6% to $1,018,000 from $1,002,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income decreased $22,000 or 5.3% to $390,000 from $412,000 due to a decrease in merchant card processing fees for the quarter.

Following are explanations of the changes in these other income categories for the six months June 30, 2015 compared to the same period in 2014:

•	Trust revenues decreased $1,000 or 0.1% to $1,780,000 from $1,781,000. Trust assets, at market value, were $765.2 million at June 30, 2015 compared to $753.2 million at June 30, 2014.

•	Revenues from brokerage increased $101,000 or 20.9% to $584,000 from $483,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $110,000 or11.0% to $1,109,000 from $999,000 due to an increase in contingency income received from carriers based on claims experience during 2015 compared to 2014.

•	Fees from service charges decreased $30,000 or 1.2% to $2,467,000 from $2,497,000 for the six months ended June 30, 2015 and 2014 primarily due to a decline in overdraft fees.

•	The sale of securities during the six months ended June 30, 2015 resulted in net securities gains of $230,000 compared to $734,000 during the six months ended June 30, 2014.

•	Mortgage banking income increased $121,000 or 47.3% to $377,000 from $256,000. Loans sold balances were as follows:

•	$29.0 million (representing 225 loans) for the six months ended of June 30, 2015

•	$19.3 million (representing 161 loans) for the six months months ended of June 30, 2014

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $49,000 or 2.5% to $2,024,000 from $1,975,000 due to an increase in electronic transactions and incentives received from VISA.

•	Other income increased $19,000 or 2.5% to $765,000 from $746,000 due to an increase in merchant card processing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Salaries and employee benefits	$6,297	$6,054	$243	$12,353	$12,107	$246
Net occupancy and equipment expense	1,926	2,114	(188)	3,905	4,263	(358)
Net other real estate owned expense (income)	9	(39)	48	1	(18)	19
FDIC insurance	202	199	3	405	405	—
Amortization of intangible assets	156	163	(7)	311	325	(14)
Stationery and supplies	143	173	(30)	295	328	(33)
Legal and professional	600	677	(77)	1,182	1,239	(57)
Marketing and donations	277	245	32	494	509	(15)
Other operating expenses	1,620	1,628	(8)	3,088	3,016	72
Total other expense	$11,230	$11,214	$16	$22,034	$22,174	$(140)

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2015 compared to the same period in 2014:

•
Salaries and employee benefits, the largest component of other expense, increased to $6,297,000 from $6,054,000 at June 30, 2015.  This was primarily due to merit increases for continuing employees, an increase in incentive compensation expense and number of employees added during the second quarter of 2015. There were 410 and 404 full-time equivalent employees at June 30, 2015 and 2014, respectively.

•
Occupancy and equipment expense decreased $188,000 or 8.9% to $1,926,000 from $2,114,000. This decrease was primarily due to decreases in rent and maintenance and repair expenses and a decline in amortization expense due to leasehold improvements that were fully amortized during 2014.

•
Net other real estate owned expense (income) increased $48,000 or 123.1% to $9,000 from $(39,000). The increase in 2015 was primarily due to less gains on properties sold during 2015 compared to losses on properties sold in 2014.

•
Expense for amortization of intangible assets decreased $7,000 or 4.3% to $156,000 from $163,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease in intangible amortization expense in 2015 was due to less amortization expense for core deposit intangibles in 2015 compared to 2014.

•	Other operating expenses decreased $8,000 or 0.5% to $1,620,000 in 2015 from $1,628,000 in 2014 primarily due to decreases in various expenses for second quarter 2015 compared to 2014.

•
On a net basis, all other categories of operating expenses decreased $75,000 or 6.8% to $1,020,000 in 2015 from $1,095,000 in 2014.  The decrease was primarily due to a decrease in professional expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2015 compared to the same period in 2014:

•
Salaries and employee benefits, the largest component of other expense, increased to $12,353,000 from $12,107,000 at June 30, 2015.  This was primarily due to merit increases for continuing employees, an increase in incentive compensation expense and number of employees added during the first quarter of 2015. There were 410 and 404 full-time equivalent employees at June 30, 2015 and 2014, respectively.

•
Occupancy and equipment expense decreased $358,000 or 8.4% to $3,905,000 from $4,263,000. This decrease was primarily due to decreases in rent and maintenance and repair expenses and a decline in amortization expense due to leasehold improvements that were fully amortized during 2014.

•
Net other real estate owned expense (income) increased $19,000 or 105.6% to $1,000 from $(18,000). The increase in 2015 was primarily due to less gains on properties sold during 2015 compared to losses on properties sold in 2014.

•
Expense for amortization of intangible assets decreased $14,000 or 4.3% to $311,000 from $325,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease in intangible amortization expense in 2015 was due to less amortization expense for core deposit intangibles in 2015 compared to 2014.

•
Other operating expenses increased $72,000 or 2.4% to $3,088,000 in 2015 from $3,016,000 in 2014 primarily due to increases in ATM and debit card expenses, fixed asset disposals and costs related to the Company's upcoming branch acquisition.

•
On a net basis, all other categories of operating expenses decreased $105,000 or 5.1% to $1,971,000 in 2015 from $2,076,000 in 2014.  The decrease was due to decreases in marketing and promotion expenses and legal and professional expenses.

Income Taxes

Total income tax expense amounted to $4.7 million (36.2% effective tax rate) for the six months ended June 30, 2015, compared to $4.6 million (37.4% effective tax rate) for the same period in 2014. The decline in effective tax rate for 2015 is primarily due to a reduction in the Company's state tax rate, from 9.5% to 7.75% beginning January 1, 2015.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,280	1.67%	$154,874	1.72%
Obligations of states and political subdivisions	83,004	3.28%	75,589	3.33%
Mortgage-backed securities: GSE residential	209,835	2.48%	193,814	2.48%
Trust preferred securities	3,201	1.19%	3,300	1.14%
Other securities	4,035	1.25%	4,036	1.20%
Total securities	$466,355	2.31%	$431,613	2.33%

At June 30, 2015, the Company’s investment portfolio increased by $34.7 million from December 31, 2014 primarily due to purchases of obligations of U.S. government corporations and agencies securities and mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2015 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2015 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$122,307	$121,734	$121,734	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	83,004	84,294	4,552	55,420	23,493		—	829
Mortgage-backed securities (2)	209,835	209,692	—	—	—	—	—	209,692
Trust preferred securities	3,201	2,141	—	—	—	2,141	—	—
Other securities	4,035	4,062	—	1,996	2,001	—	—	65
Total available-for-sale	$422,382	$421,923	$126,286	$57,416	$25,494	$2,141	$—	$210,586
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,973	$44,505	$44,505	$—	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of June 30, 2015:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,201,000
Fair value	$2,141,000
Unrealized gains/(losses)	$(1,060,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	34
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	18.4%
Remaining collateral	$340,882,000
Actual defaults & deferrals as a % of remaining collateral	16.0%
Expected defaults & deferrals as a % of remaining collateral	42.8%
Estimated incremental defaults required to break yield	$75,103,000
Performing collateral	$287,551,000
Current balance of class	$34,987,000
Subordination	$270,059,000
Excess subordination	$9,717,000
Excess subordination as a % of remaining performing collateral	3.4%
Discount rate (1)	1.60%-4.78%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At June 30, 2015 and 2014 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at June 30, 2015 and December 31, 2014.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	% Outstanding Loans	December 31, 2014	% Outstanding Loans
Construction and land development	$27,420	2.6%	$21,627	2.0%
Agricultural real estate	112,302	10.6%	110,193	10.4%
1-4 Family residential properties	173,352	16.4%	181,921	17.1%
Multifamily residential properties	52,422	4.9%	53,129	5.0%
Commercial real estate	371,752	35.1%	379,604	35.8%
Loans secured by real estate	737,248	69.6%	746,474	70.3%
Agricultural loans	59,719	5.6%	68,298	6.4%
Commercial and industrial loans	239,123	22.6%	223,780	21.1%
Consumer loans	14,560	1.4%	15,118	1.4%
All other loans	8,453	0.8%	8,736	0.8%
Total loans	$1,059,103	100.0%	$1,062,406	100.0%

Overall net loans decreased $3.3 million, or 0.31%.  The decrease was primarily due to seasonal paydowns of agricultural operating loans and a decline in loans secured by real estate.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $2,576,000 and $1,958,000 as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	373,649	35.3%	368,484	34.7%
Sullivan region	146,775	13.9%	153,731	14.5%
Decatur region	266,715	25.2%	256,241	24.1%
Peoria region	159,297	15.0%	166,056	15.6%
Highland region	112,667	10.6%	117,894	11.1%
Total all regions	$1,059,103	100.0%	$1,062,406	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2015 and 2014, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2015 and December 31, 2014, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$144,671	13.66%	$155,136	14.60%
All Other General Merchandise Stores (1)	41,614	3.93%	46,169	4.35%
Lessors of non-residential buildings	105,185	9.93%	96,508	9.08%
Lessors of residential buildings & dwellings	62,455	5.90%	65,781	6.19%
Hotels and motels	55,761	5.26%	56,546	5.32%

(1) Not a concentration as of June 30, 2015, but shown for comparative purposes due to concentration at December 31, 2014.

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2015, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$24,780	$2,316	$324	$27,420
Agricultural real estate	4,782	50,044	57,476	112,302
1-4 Family residential properties	18,525	76,259	78,568	173,352
Multifamily residential properties	5,911	15,270	31,241	52,422
Commercial real estate	34,811	231,533	105,408	371,752
Loans secured by real estate	88,809	375,422	273,017	737,248
Agricultural loans	46,755	12,344	620	59,719
Commercial and industrial loans	110,597	97,212	31,314	239,123
Consumer loans	3,233	10,740	587	14,560
All other loans	1,455	1,870	5,128	8,453
Total loans	$250,849	$497,588	$310,666	$1,059,103

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2015, loans with maturities over one year consisted of approximately $704.3 million in fixed rate loans and approximately $103.9 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Nonaccrual loans	$2,468	$4,105
Restructured loans which are performing in accordance with revised terms	601	435
Total nonperforming loans	3,069	4,540
Repossessed assets	282	263
Total nonperforming loans and repossessed assets	$3,351	$4,803
Nonperforming loans to loans, before allowance for loan losses	0.29%	0.43%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.32%	0.45%

The $1,637,000 decrease in nonaccrual loans during 2015 resulted from the net of $736,000 of loans put on nonaccrual status, offset by $2,312,000 of loans becoming current or paid-off, $8,000 of loans transferred to other real estate and $53,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$154	6.2%	$785	19.1%
Agricultural real estate	26	1.1%	29	0.7%
1-4 Family residential properties	808	32.7%	878	21.4%
Commercial real estate	616	25.0%	2,074	50.5%
Loans secured by real estate	1,604	65.0%	3,766	91.7%
Commercial and industrial loans	456	18.5%	332	8.1%
Consumer loans	408	16.5%	7	0.2%
Total loans	$2,468	100.0%	$4,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $39,000 and $32,000 for the six months ended June 30, 2015 and 2014, respectively.

The $19,000 increase in repossessed assets during the first six months of 2015 resulted from the net of $101,000 of additional assets repossessed and $75,000 of repossessed assets sold, and a $7,000 write-down of a repossessed asset. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$200	70.9%	$201	76.4%
Farm Loans	—	—%	—	—%
1-4 family residential properties	78	27.7%	62	23.6%
Commercial real estate	—	—%	—	—%
Total real estate	278	98.6%	263	100.0%
Agricultural Loans	—	—%	—	—%
Consumer Loans	4	1.4%	—	—%
Total repossessed collateral	$282	100.0%	$263	100.0%

Repossessed assets sold during the first six months of 2015 resulted in net gains of $18,000, all of which was related to real estate asset sales. Repossessed assets sold during 2014 resulted in net gains of $38,000, all of which was related to real estate asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2015, the Company’s loan portfolio included $172.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $144.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $6.5 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming decreased $10.4 million from $155.1 million at December 31, 2014.

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

In addition, the Company has $55.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $105.2 million of loans to lessors of non-residential buildings and $62.5 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of June 30, 2015 and 2014, and of changes in the allowance for the three and six month periods ended June 30, 2015 and 2014, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average loans outstanding, net of unearned income	$1,056,517	$1,007,226	$1,050,177	$998,963
Allowance-beginning of period	14,106	13,603	13,682	13,249
Charge-offs:
Real estate-mortgage	65	38	99	69
Commercial, financial & agricultural	12	4	12	8
Installment	251	10	254	17
Other	53	50	106	88
Total charge-offs	381	102	471	182
Recoveries:
Real estate-mortgage	6	7	176	47
Commercial, financial & agricultural	15	16	42	56
Installment	10	8	16	15
Other	32	21	78	45
Total recoveries	63	52	312	163
Net charge-offs (recoveries)	318	50	159	19
Provision for loan losses	143	128	408	451
Allowance-end of period	$13,931	$13,681	$13,931	$13,681
Ratio of annualized net charge-offs to average loans	0.12%	0.02%	0.06%	0.04%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.32%	1.34%	1.32%	1.34%
Ratio of allowance for loan losses to nonperforming loans	454.0%	283.1%	454.0%	283.1%

The ratio of the allowance for loan losses to nonperforming loans is 454.0% as of June 30, 2015 compared to 283.1% as of June 30, 2014.  The increase in this ratio is primarily due to the decline in nonperforming loans to $3.1 million at June 30, 2015 from $4.8 million at June 30, 2014. During the first six months of 2015, the Company had net charge offs of $159,000 compared to net charge offs of $19,000 in 2014. There was one significant charge off of one consumer loan of $251,000 during the first six months of 2015. There were no significant charge offs during the first six months of 2014.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014 (dollars in thousands):

	Six Months Ended June 30, 2015		Six months ended June 30, 2014		Year ended December 31, 2014
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$225,492	—%	$226,196	—%	$223,505	—%
Interest-bearing	570,116	0.12%	554,283	0.13%	559,168	0.12%
Savings	284,308	0.14%	286,123	0.13%	281,185	0.13%
Time deposits	203,137	0.52%	228,484	0.58%	229,763	0.56%
Total average deposits	$1,283,053	0.16%	$1,295,086	0.19%	$1,293,621	0.18%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Six months ended June 30, 2015	Six months ended June 30, 2014	Year ended December 31, 2014
High month-end balances of total deposits	$1,297,366	$1,305,825	$1,305,825
Low month-end balances of total deposits	1,266,199	1,279,569	1,265,058

During the first six months of 2015, the average balance of deposits decreased by $10.6 million from the average balance for the year ended December 31, 2014. Average non-interest bearing deposits increased by $2.0 million, average interest bearing account balances increased by $10.9 million, savings account balances increased $3.1 million and balances of time deposits decreased $26.6 million due to higher rate customer CDs that matured and were not renewed and brokered CDs that were not replaced.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
3 months or less	$21,807	$35,604
Over 3 through 6 months	15,167	15,270
Over 6 through 12 months	12,997	21,710
Over 12 months	24,409	25,861
Total	$74,380	$98,445

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2015 and December 31, 2014 is presented below (dollars in thousands):

	June 30, 2015	December 31, 2014
Securities sold under agreements to repurchase	$117,468	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	—
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	—	—
Junior subordinated debentures	20,620	20,620
Total	$163,088	$162,489
Average interest rate at end of period	0.75%	0.54%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$120,325	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	10,000
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	2,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$117,509	$97,478
Federal funds purchased	117	16
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	1,520
Fixed term – due after one year	19,834	13,055
Debt:
Loans due in one year or less	950	101
Junior subordinated debentures	20,620	20,620
Total	$164,030	$132,790
Average interest rate during the period	0.31%	0.30%

Securities sold under agreements to repurchase decreased $4.4 million during the first six months of 2015 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At June 30, 2015 the fixed term advances consisted of $25 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of June 30, 2015. This loan was renewed on April 17, 2015 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.38% at June 30, 2015). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2015 and 2014 and December 31, 2014.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.13% and 3.09% at June 30, 2015 and December 31, 2014), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.89% and 1.84% at and June 30, 2015 and December 31, 2014, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2015 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$13,115	$—	$—	$—	$—	$—	$13,115	$13,115
Taxable investment securities	65	377	5,016	26,549	41,122	308,473	381,602	382,134
Nontaxable investment securities	—	—	1,494	412	891	81,497	84,294	84,294
Loans	464,698	154,477	201,408	105,987	72,542	59,991	1,059,103	1,064,968
Total	$477,878	$154,854	$207,918	$132,948	$114,555	$449,961	$1,538,114	$1,544,511
Interest-bearing liabilities:
Savings and NOW accounts	$152,089	$32,832	$34,067	$47,648	$49,044	$290,202	$605,882	$605,881
Money market accounts	209,547	2,957	3,039	3,943	4,025	21,277	244,788	244,788
Other time deposits	135,493	28,542	13,501	6,546	5,062	156	189,300	189,403
Short-term borrowings/debt	117,468	—	—	—	—	—	117,468	117,484
Long-term borrowings/debt	25,620	5,000	—	—	—	15,000	45,620	38,042
Total	$640,217	$69,331	$50,607	$58,137	$58,131	$326,635	$1,203,058	$1,195,598
Rate sensitive assets – rate sensitive liabilities	$(162,339)	$85,523	$157,311	$74,811	$56,424	$123,326	$335,056
Cumulative GAP	$(162,339)	$(76,816)	$80,495	$155,306	$211,730	$335,056
Cumulative amounts as % of total Rate sensitive assets	(10.6)%	5.6%	10.2%	4.9%	3.7%	8.0%
Cumulative Ratio	(10.6)%	(5.0)%	5.2%	10.1%	13.8%	21.8%

The static GAP analysis shows that at June 30, 2015, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2015, the Company’s stockholders' equity had increased $33.0 million, or 20.0%, to $197.9 million from $164.9 million as of December 31, 2014. The increase resulted primarily from the private placement capital raise completed during the second quarter of 2015 which resulted in an additional common equity of $29.3 million. Also during the first six months of 2015, net income contributed $8.2 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $19,000, net of tax and additional purchases of treasury stock (48,544 shares at an average cost of $21.00 per share) decreased stockholders’ equity by approximately $962,000.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2015 and December 31, 2014, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total Capital (to risk-weighted assets)
Company	$215,485	18.31%	$94,150	> 8.00%	N/A	N/A
First Mid Bank	205,600	17.59	93,532	> 8.00	$116,914	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	201,554	17.13	70,613	> 6.00	N/A	N/A
First Mid Bank	191,669	16.39	70,149	> 6.00	93,532	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	154,154	13.10	52,959	> 4.50	N/A	N/A
First Mid Bank	191,669	16.39	52,611	> 4.50	75,994	> 6.50
Tier 1 Capital (to average assets)
Company	201,554	12.49	64,546	> 4.00	N/A	N/A
First Mid Bank	191,669	11.94	64,235	> 4.00	80,293	> 5.00
December 31, 2014
Total Capital (to risk-weighted assets)
Company	$180,678	15.60%	$92,675	> 8.00%	N/A	N/A
First Mid Bank	172,991	15.02	92,110	> 8.00	$115,137	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	166,996	14.42	46,338	> 4.00	N/A	N/A
First Mid Bank	159,309	13.84	46,055	> 4.00	69,082	> 6.00
Tier 1 Capital (to average assets)
Company	166,996	10.52	63,493	> 4.00	N/A	N/A
First Mid Bank	159,309	10.08	63,210	> 4.00	79,012	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2015 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2015, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  The increase in capital ratios from December 31, 2014 is primarily due to the capital raise completed by the Company during the second quarter of 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2015, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 16,604 shares and 14,770 shares during 2015 and 2014, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the six months ended June 30, 2015, the Company repurchased 48,544 shares at a total cost of approximately $962,000. Since 1998, the Company has repurchased a total of 2,038,291 shares at a total price of approximately $69,431,000.  As of June 30, 2015, the Company is authorized per all repurchase programs to purchase $7,276,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2015, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2015, the excess collateral at the FHLB would support approximately $80.1 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2015, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds.  This loan was renewed on April 17, 2015 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2015 and 2014 and December 31, 2014.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$189,300	$128,857	$44,722	$15,566	$155
Debt	20,620	—	—	—	20,620
Other borrowings	142,468	122,468	20,000	—	—
Operating leases	3,609	823	1,343	909	534
Supplemental retirement	750	100	200	142	308
	$356,747	$252,248	$66,265	$16,617	$21,617

For the six months ended June 30, 2015, net cash of $7.1 million and $19.3 million was provided from operating activities and financing activities, respectively and $31.8 million was used in investing activities. In total, cash and cash equivalents increased by $5.4 million since year-end 2014.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Unused commitments and lines of credit:
Commercial real estate	$28,473	$32,927
Commercial operating	160,428	133,884
Home equity	24,020	23,285
Other	50,859	47,498
Total	$263,780	$237,594
Standby letters of credit	$4,722	$5,193

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additionally, see the following risk factor.

If the Company is unable to successfully integrate the Branches, our growth may be limited and our results of operations could suffer. The acquisition of the Branches involves various risks commonly associated with acquisitions, including among other things:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the Branches;

•	failure to adequately estimate the level of loan losses at the Branches;

•	difficulty and expense of integrating the operations and personnel of the Branches;

•	potential disruption to our business, including diversion of our management's time and attention;

•	the possible loss of key employees and customers of the Branches;

•	difficulty in estimating the value of the Branches; and

•	potential changes in banking or tax laws or regulations that may affect the Branches.

Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or projected benefits from the acquisition of the Branches could have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	0	$0.00	0	$7,402,000
May 1, 2015 - May 31, 2015	0	$0.00	0	$7,402,000
June 1, 2015 - June 30, 2015	6,026	$21.00	6,026	$7,276,000
Total	6,026	$21.00	6,026	$7,276,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 7, 2015

Joseph R. Dively
President and Chief Executive Officer

Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

10.1
Form of Securities Purchase Agreement, by and among the Company and the purchasers thereto, effective June 18, 2015 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with SEC on June 19, 2015)

10.2
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Michael L. Taylor, effective May 28, 2015 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.3
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Laurel G. Allenbaugh, effective May 28, 2015 (incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 29, 2015)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.