Form 10-Q
period 2015-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2015-11-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or
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

As of November 6, 2015, 8,974,818 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks:
Non-interest bearing	$41,077	$40,716
Interest bearing	173,894	10,520
Federal funds sold	492	494
Cash and cash equivalents	215,463	51,730
Certificates of deposit investments	12,930	—
Investment securities:
Available-for-sale, at fair value	490,556	377,856
Held-to-maturity, at amortized cost (estimated fair value of $50,030 and $53,937 at September 30, 2015 and December 31, 2014, respectively)	49,105	53,650
Loans held for sale	1,346	1,958
Loans	1,235,403	1,060,448
Less allowance for loan losses	(14,228)	(13,682)
Net loans	1,221,175	1,046,766
Interest receivable	7,620	6,828
Other real estate owned	320	263
Premises and equipment, net	31,582	27,352
Goodwill, net	39,768	25,753
Intangible assets, net	7,594	1,844
Other assets	14,569	13,103
Total assets	$2,092,028	$1,607,103
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$331,206	$222,116
Interest bearing	1,400,654	1,049,961
Total deposits	1,731,860	1,272,077
Securities sold under agreements to repurchase	108,499	121,869
Interest payable	381	285
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	1,100	530
Other liabilities	5,759	6,806
Total liabilities	1,888,219	1,442,187
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2015 and 2014	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 8,421,472 shares in 2015 and 7,529,815 shares in 2014	37,880	32,119
Additional paid-in capital	79,033	55,607
Retained earnings	70,135	61,956
Deferred compensation	3,086	3,329
Accumulated other comprehensive income (loss)	1,861	(875)
Less treasury stock at cost, 548,642 shares in 2015 and 496,497 shares in 2014	(15,586)	(14,620)
Total stockholders’ equity	203,809	164,916
Total liabilities and stockholders’ equity	$2,092,028	$1,607,103

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$12,198	$11,391	$34,974	$33,242
Interest on investment securities	2,682	2,392	7,473	7,460
Interest on certificates of deposit investments	6	—	6	—
Interest on deposits with other financial institutions	57	24	101	67
Total interest income	14,943	13,807	42,554	40,769
Interest expense:
Interest on deposits	645	586	1,690	1,778
Interest on securities sold under agreements to repurchase	14	11	43	33
Interest on FHLB borrowings	155	78	465	211
Interest on other borrowings	1	—	14	1
Interest on subordinated debentures	132	130	390	385
Total interest expense	947	805	2,602	2,408
Net interest income	13,996	13,002	39,952	38,361
Provision for loan losses	481	44	889	495
Net interest income after provision for loan losses	13,515	12,958	39,063	37,866
Other income:
Trust revenues	795	813	2,575	2,594
Brokerage commissions	329	265	913	748
Insurance commissions	459	448	1,568	1,447
Service charges	1,536	1,412	4,003	3,909
Securities gains, net	1	(20)	231	714
Mortgage banking revenue, net	172	185	549	441
ATM / debit card revenue	1,200	958	3,224	2,933
Other	517	341	1,282	1,087
Total other income	5,009	4,402	14,345	13,873
Other expense:
Salaries and employee benefits	6,522	6,216	18,875	18,323
Net occupancy and equipment expense	2,424	2,056	6,329	6,319
Net other real estate owned (income) expense	(1)	41	—	23
FDIC insurance	236	199	641	604
Amortization of intangible assets	155	162	466	487
Stationery and supplies	180	152	475	480
Legal and professional	660	514	1,842	1,753
Marketing and donations	296	246	790	755
Other	2,410	1,504	5,498	4,520
Total other expense	12,882	11,090	34,916	33,264
Income before income taxes	5,642	6,270	18,492	18,475
Income taxes	1,979	2,355	6,634	6,924
Net income	3,663	3,915	11,858	11,551
Dividends on preferred shares	550	1,105	1,650	3,313
Net income available to common stockholders	$3,113	$2,810	$10,208	$8,238

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited) (continued)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Per share data:
Basic net income per common share available to common stockholders	$0.37	$0.48	$1.35	$1.40
Diluted net income per common share available to common stockholders	$0.37	$0.47	$1.33	$1.38
Cash dividends declared per common share	—	—	0.29	0.26
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$3,663	$3,915	$11,858	$11,551
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(1,709) and $(1,073) for three months ended September 30, 2015 and 2014, respectively and $(1,662) and $(4,605) for nine months ended September 30, 2015 and 2014, respectively.	2,676	1,679	2,601	7,209
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(51) and $540 for three months ended September 30, 2015 and 2014, respectively and $(176) and $540 for nine months ended September 30, 2015 and 2014, respectively.	80	(844)	276	(844)
Less: reclassification adjustment for realized (gains) losses included in net income net of taxes of $0 and $(8) for three months ended September 30, 2015 and 2014, respectively and $90 and $278 for nine months ended September 30, 2015 and 2014, respectively.	(1)	12	(141)	(436)
Other comprehensive income, net of taxes	2,755	847	2,736	5,929
Comprehensive income	$6,418	$4,762	$14,594	$17,480

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$11,858	$11,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	889	495
Depreciation, amortization and accretion, net	2,908	3,010
Stock-based compensation expense	264	312
Gains on investment securities, net	(231)	(714)
(Gain) loss on sales of other real property owned, net	(32)	41
Loss on write down of fixed assets	166	85
Gains on sale of loans held for sale, net	(586)	(455)
Increase in accrued interest receivable	(298)	(362)
(Decrease) increase in accrued interest payable	(29)	34
Origination of loans held for sale	(43,106)	(33,125)
Proceeds from sale of loans held for sale	44,304	32,414
Increase in other assets	(2,327)	(1,961)
Decrease in other liabilities	(1,500)	(861)
Net cash provided by operating activities	12,280	10,464
Cash flows from investing activities:
Purchases of certificates of deposit investments	(12,930)	—
Proceeds from sales of securities available-for-sale	9,453	75,618
Proceeds from maturities of securities available-for-sale	55,057	48,889
Proceeds from maturities of securities held-to-maturity	10,000	—
Purchases of securities available-for-sale	(168,820)	(55,399)
Purchases of securities held-to-maturity	(10,000)	—
Net increase in loans	(23,068)	(57,421)
Purchases of premises and equipment	(1,380)	(989)
Proceeds from sales of other real property owned	113	524
Cash received related to acquisition, net of cash and cash equivalents acquired	279,468	—
Net cash provided by investing activities	137,893	11,222
Cash flows from financing activities:
Net increase in deposits	6,136	11,224
Decrease in repurchase agreements	(17,167)	(31,121)
Proceeds from FHLB advances	5,000	5,000
Repayment of FHLB advances	(5,000)	(10,000)
Proceeds from other borrowings	2,000	1,000
Repayment of other borrowings	(2,000)	(1,000)
Proceeds from issuance of common stock	28,165	493
Conversion of preferred stock	—	(5)
Purchase of treasury stock	(1,041)	(1,650)
Dividends paid on preferred stock	(1,001)	(2,024)
Dividends paid on common stock	(1,532)	(1,133)
Net cash provided by (used in) financing activities	13,560	(29,216)
Increase (decrease) in cash and cash equivalents	163,733	(7,530)
Cash and cash equivalents at beginning of period	51,730	65,102
Cash and cash equivalents at end of period	$215,463	$57,572

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Nine months ended September 30,
(In thousands)	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,506	$2,374
Income taxes	6,961	6,685
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	—	53,594
Loans transferred to other real estate owned	167	344
Dividends reinvested in common stock	597	576
Net tax benefit related to option and deferred compensation plans	85	101

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2015 and 2014, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2015 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. The Company operates as a one-segment entity for financial reporting purposes.

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

Branch Purchase and Assumption Agreement

On January 30, 2015, First Mid Bank, a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Old National Bank, a national banking association having its principal office in Evansville, Indiana, pursuant to which First Mid Bank purchased certain assets and assume certain liabilities of 12 branch offices of Old National Bank in Southern Illinois (the “ONB Branches”). Pursuant to the terms of the Purchase Agreement, First Mid Bank agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the ONB Branches. The book value of loan and deposit balances assumed was approximately $156 million and $453 million, respectively. First Mid Bank also agreed to assume certain leases, and entered into certain subleases, relating to the ONB Branches. The completion of the Purchase was subject to regulatory approval required by the Office of the Comptroller of the Currency and normal customary closing conditions, including First Mid Bank, in conjunction with the Company, obtaining financing in connection with the acquisition. Following satisfaction of these conditions, First Mid Bank and Old National Bank closed the acquisition on August 14, 2015.

Capital Raise

On June 18, 2015, the Company entered into a securities purchase agreement with a limited number of institutional investors to sell, and accepted from certain other accredited investors, including certain directors of the Company, subscriptions for, an aggregate total of 1,392,859 newly issued shares of the Company's common stock at a purchase price of $21.00 per share, for an aggregate gross purchase price of approximately $29,250,039 (the "Offering"). The Offering closed on June 19, 2015. The Company used the net proceeds of the Offering to provide capital support for the purchase of the ONB Branches and for general corporate purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2015, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2015 or 2014. The Company awarded 16,604 shares as Stock Unit Awards and 14,770 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at September 30, 2015 was $15.32 and the NASDAQ Bank Index value at September 30, 2015 was 2,770.27.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2015
Net unrealized gains on securities available-for-sale	$4,967	$—	$4,967
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(876)	—	(876)
Securities with other-than-temporary impairment losses	—	(1,042)	(1,042)
Tax benefit	(1,594)	406	(1,188)
Balance at September 30, 2015	$2,497	$(636)	$1,861

December 31, 2014
Net unrealized gains on securities available-for-sale	$2,829	$—	$2,829
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(1,328)	—	(1,328)
Securities with other-than-temporary impairment losses	—	(2,936)	(2,936)
Tax benefit (expense)	(586)	1,146	560
Balance at December 31, 2014	$915	$(1,790)	$(875)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2015	2014
Unrealized gains on available-for-sale securities	$231	714	Securities gains, net
			(Total reclassified amount before tax)
	(90)	(278)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$141	$436	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which creates a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date which provides a one year deferral of ASU 2014-09. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,663,000	$3,915,000	$11,858,000	$11,551,000
Preferred stock dividends	(550,000)	(1,105,000)	(1,650,000)	(3,313,000)
Net income available to common stockholders	$3,113,000	$2,810,000	$10,208,000	$8,238,000
Weighted average common shares outstanding	8,421,397	5,881,681	7,553,468	5,881,974
Basic earnings per common share	$0.37	$0.48	$1.35	$1.40
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$3,113,000	$2,810,000	$10,208,000	$8,238,000
Effect of assumed preferred stock conversion	550,000	1,105,000	1,650,000	3,313,000
Net income applicable to diluted earnings per share	$3,663,000	$3,915,000	$11,858,000	$11,551,000
Weighted average common shares outstanding	8,421,397	5,881,681	7,553,468	5,881,974
Dilutive potential common shares:
Restricted stock awarded	7,788	9,892	7,788	9,892
Assumed conversion of preferred stock	1,355,348	2,494,569	1,355,348	2,494,642
Dilutive potential common shares	1,363,136	2,504,461	1,363,136	2,504,534
Diluted weighted average common shares outstanding	9,784,533	8,386,142	8,916,604	8,386,508
Diluted earnings per common share	$0.37	$0.47	$1.33	$1.38

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2015 and 2014 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options to purchase shares of common stock	45,500	128,750	45,500	128,750

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$127,239	$368	$(156)	$127,451
Obligations of states and political subdivisions	95,354	2,354	(207)	97,501
Mortgage-backed securities: GSE residential	256,836	3,156	(551)	259,441
Trust preferred securities	3,167	—	(1,042)	2,125
Other securities	4,035	35	(32)	4,038
Total available-for-sale	$486,631	$5,913	$(1,988)	$490,556
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$49,105	$931	$(6)	$50,030

December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,224	$91	$(1,358)	$99,957
Obligations of states and political subdivisions	75,589	2,608	(113)	78,084
Mortgage-backed securities: GSE residential	193,814	2,548	(961)	195,401
Trust preferred securities	3,300	—	(2,936)	364
Other securities	4,036	26	(12)	4,050
Total available-for-sale	$377,963	$5,273	$(5,380)	$377,856
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,650	$299	$(12)	$53,937

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

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2015 and 2014 (in thousands):

	September 30, 2015	September 30, 2014
Gross gains	$231	$1,451
Gross losses	—	(737)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2015 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,648	$41,803	$—	$—	$127,451
Obligations of state and political subdivisions	5,669	44,125	47,278	429	97,501
Mortgage-backed securities: GSE residential	795	210,986	47,660	—	259,441
Trust preferred securities	—	—	—	2,125	2,125
Other securities	—	3,977	—	61	4,038
Total available-for-sale investments	$92,112	$300,891	$94,938	$2,615	$490,556
Weighted average yield	1.74%	2.39%	2.80%	1.46%	2.32%
Full tax-equivalent yield	1.90%	2.73%	3.90%	1.72%	2.73%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,647	$14,585	$4,873	$—	$49,105
Weighted average yield	2.11%	2.11%	2.53%	—%	2.15%
Full tax-equivalent yield	2.11%	2.11%	2.53%	—%	2.15%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2015.

Investment securities carried at approximately $363 million and $330 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2015 and December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,215	$(31)	$28,973	$(125)	$51,188	$(156)
Obligations of states and political subdivisions	10,444	(145)	1,185	(62)	11,629	(207)
Mortgage-backed securities: GSE residential	18,219	(86)	21,001	(465)	39,220	(551)
Trust preferred securities	—	—	2,125	(1,042)	2,125	(1,042)
Other securities	1,968	(32)	—	—	1,968	(32)
Total	$52,846	$(294)	$53,284	$(1,694)	$106,130	$(1,988)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,994	$(6)	$—	$—	$4,994	$(6)
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,289	$(46)	$75,030	$(1,312)	$82,319	$(1,358)
Obligations of states and political subdivisions	3,586	(19)	4,416	(94)	8,002	(113)
Mortgage-backed securities: GSE residential	19,565	(159)	37,224	(802)	56,789	(961)
Trust preferred securities	—	—	364	(2,936)	364	(2,936)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$30,440	$(224)	$119,022	$(5,156)	$149,462	$(5,380)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$(12)	$—	$—	$4,853	$(12)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2015, there were six available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $28,973,000 and unrealized losses of $125,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014 there were sixteen available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $75,030,000 and unrealized losses of $1,312,000 in a continuous unrealized loss position for twelve months or more. At September 30, 2015 and December 31, 2014 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2015 there were two obligations of states and political subdivisions with a fair value of $1,185,000 and unrealized losses of $62,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were ten obligations of states and political subdivisions with a fair value of $4,416,000 and unrealized losses of $94,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2015 there were seven mortgage-backed securities with a fair value of $21,001,000 and unrealized losses of $465,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were eleven mortgage-backed securities with a fair value of $37,224,000 and unrealized losses of $802,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At September 30, 2015, there was one trust preferred security with a fair value of $2,125,000 and unrealized loss of $1,042,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there was one trust preferred security with a fair value of $364,000 and unrealized loss of $2,936,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.
The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2015 or 2014.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2015. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,167	$2,125	$(1,042)	$(1,111)

Other securities. At September 30, 2015 and December 31, 2014, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2015 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 (in thousands).

Accumulated Credit Losses
	September 30, 2015	September 30, 2014
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2015 and December 31, 2014 follows (in thousands):

	September 30, 2015	December 31, 2014
Construction and land development	$33,426	$21,627
Agricultural real estate	120,431	110,158
1-4 Family residential properties	234,273	179,886
Multifamily residential properties	54,961	53,129
Commercial real estate	378,665	380,173
Loans secured by real estate	821,756	744,973
Agricultural loans	65,520	68,225
Commercial and industrial loans	296,334	223,633
Consumer loans	44,041	15,118
All other loans	11,202	8,736
Gross loans	1,238,853	1,060,685
Less:
Net deferred loan fees, premiums and discounts	3,450	237
Allowance for loan losses	14,228	13,682
Net loans	$1,221,175	$1,046,766

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,346,000 and $1,958,000 at September 30, 2015 and December 31, 2014, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2015, the Company’s loan portfolio included $186.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $154.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $7.5 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming decreased $0.3 million from $155.1 million at December 31, 2014 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $60.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $106.9 million of loans to lessors of non-residential buildings and $68.0 million of loans to lessors of residential buildings and dwellings.

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

Adversely classified loans
A detailed analysis is also performed on each adversely classified (substandard or doubtful rated) borrower with an aggregate, outstanding balance greater than $250,000. This analysis includes commercial, commercial real estate, agricultural, and agricultural real estate borrowers who are not currently identified as impaired but pose sufficient risk to warrant in-depth review. Estimated collateral shortfalls are then calculated with allocations for each loan segment based on the five-year historical average of collateral shortfalls adjusted for environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$11,294	$1,312	$731	$382	$212	$13,931
Provision charged to expense	84	84	97	305	(89)	481
Losses charged off	(174)	—	(24)	(72)	—	(270)
Recoveries	47	—	—	39	—	86
Balance, end of period	$11,251	$1,396	$804	$654	$123	$14,228
Ending balance:
Individually evaluated for impairment	$148	$—	$—	$194	$—	$342
Collectively evaluated for impairment	$11,103	$1,396	$804	$460	$123	$13,886
Three months ended September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$10,771	$524	$757	$368	$1,261	$13,681
Provision charged to expense	(267)	775	87	58	(609)	44
Losses charged off	(22)	—	(30)	(81)	—	(133)
Recoveries	66	1	4	42	—	113
Balance, end of period	$10,548	$1,300	$818	$387	$652	$13,705
Ending balance:
Individually evaluated for impairment	$293	$—	$14	$—	$—	$307
Collectively evaluated for impairment	$10,255	$1,300	$804	$387	$652	$13,398
Nine months ended September 30, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	319	35	77	567	(109)	889
Losses charged off	(245)	—	(64)	(432)	—	(741)
Recoveries	263	1	1	133	—	398
Balance, end of period	$11,251	$1,396	$804	$654	$123	$14,228
Ending balance:
Individually evaluated for impairment	$148	$—	$—	$194	$—	$342
Collectively evaluated for impairment	$11,103	$1,396	$804	$460	$123	$13,886
Loans:
Ending balance	$772,388	$185,275	$234,761	$44,325	$—	$1,236,749
Ending balance:
Individually evaluated for impairment	$1,248	$—	$411	$224	$—	$1,883
Collectively evaluated for impairment	$771,140	$185,275	$234,350	$44,101	$—	$1,234,866

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	(192)	765	98	94	(270)	495
Losses charged off	(54)	—	(75)	(186)	—	(315)
Recoveries	148	2	24	102	—	276
Balance, end of period	$10,548	$1,300	$818	$387	$652	$13,705
Ending balance:
Individually evaluated for impairment	$293	$—	$14	$—	$—	$307
Collectively evaluated for impairment	$10,255	$1,300	$804	$387	$652	$13,398
Loans:
Ending balance	$667,656	$169,309	$188,521	$15,522	$—	$1,041,008
Ending balance:
Individually evaluated for impairment	$3,473	$—	$225	$—	$—	$3,698
Collectively evaluated for impairment	$664,183	$169,309	$188,296	$15,522	$—	$1,037,310
Year ended December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of year	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$33,241	$20,842	$115,928	$107,976	$229,991	$177,764	$54,363	$52,793
Watch	—	—	2,231	1,036	2,591	1,187	246	—
Substandard	148	785	2,155	1,181	2,195	2,970	323	336
Doubtful	—	—	—	—	—	—	—	—
Total	$33,389	$21,627	$120,314	$110,193	$234,777	$181,921	$54,932	$53,129

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$355,085	$357,873	$64,298	$67,619	$289,991	$218,193	$43,031	$15,105
Watch	21,622	18,817	255	—	4,810	4,647	30	9
Substandard	1,199	2,914	1,043	679	534	940	243	4
Doubtful	—	—	—	—	—	—	—	—
Total	$377,906	$379,604	$65,596	$68,298	$295,335	$223,780	$43,304	$15,118

	All Other Loans		Total Loans
	2015	2014	2015	2014
Pass	$11,196	$8,736	$1,197,124	$1,026,901
Watch	—	—	31,785	25,696
Substandard	—	—	7,840	9,809
Doubtful	—	—	—	—
Total	$11,196	$8,736	$1,236,749	$1,062,406

The following table presents the Company’s loan portfolio aging analysis at September 30, 2015 and December 31, 2014 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
September 30, 2015
Construction and land development	$—	$—	$—	$—	$33,389	$33,389	$—
Agricultural real estate	—	—	106	106	120,208	120,314	—
1-4 Family residential properties	980	534	103	1,617	233,160	234,777	—
Multifamily residential properties	—	—	—	—	54,932	54,932	—
Commercial real estate	77	185	527	789	377,117	377,906	—
Loans secured by real estate	1,057	719	736	2,512	818,806	821,318	—
Agricultural loans	10	222	—	232	65,364	65,596	—
Commercial and industrial loans	409	191	127	727	294,608	295,335	—
Consumer loans	112	14	5	131	43,173	43,304	—
All other loans	—	—	—	—	11,196	11,196	—
Total loans	$1,588	$1,146	$868	$3,602	$1,233,147	$1,236,749	$—
December 31, 2014
Construction and land development	$297	$25	$—	$322	$21,305	$21,627	$—
Agricultural real estate	—	—	—	—	110,193	110,193	—
1-4 Family residential properties	201	224	385	810	181,111	181,921	—
Multifamily residential properties	—	—	—	—	53,129	53,129	—
Commercial real estate	60	32	945	1,037	378,567	379,604	—
Loans secured by real estate	558	281	1,330	2,169	744,305	746,474	—
Agricultural loans	16	20	—	36	68,262	68,298	—
Commercial and industrial loans	228	10	98	336	223,444	223,780	—
Consumer loans	331	10	5	346	14,772	15,118	—
All other loans	—	—	—	—	8,736	8,736	—
Total loans	$1,133	$321	$1,433	$2,887	$1,059,519	$1,062,406	$—

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

The following tables present impaired loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$148	$713	$20	$785	$2,960	$43
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	411	411	—	67	134	—
Multifamily residential properties	323	323	—	—	—	—
Commercial real estate	532	603	29	472	986	136
Loans secured by real estate	1,414	2,050	49	1,324	4,080	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	246	380	99	83	181	84
Consumer loans	223	223	194	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,883	$2,653	$342	$1,407	$4,261	$263
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	25	29	—	73	235	—
1-4 Family residential properties	742	1,067	—	1,156	2,866	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	242	242	—	1,640	3,808	—
Loans secured by real estate	1,009	1,338	—	2,869	6,909	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	599	762	—	249	933	—
Consumer loans	20	29	—	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$1,628	$2,129	$—	$3,133	$7,902	$—
Total loans:
Construction and land development	$148	$713	$20	$785	$2,960	$43
Agricultural real estate	25	29	—	73	235	—
1-4 Family residential properties	1,153	1,478	—	1,223	3,000	—
Multifamily residential properties	323	323	—	—	—	—
Commercial real estate	774	845	29	2,112	4,794	136
Loans secured by real estate	2,423	3,388	49	4,193	10,989	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	845	1,142	99	332	1,114	84
Consumer loans	243	252	194	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$3,511	$4,782	$342	$4,540	$12,163	$263

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	For the three months ended
	September 30, 2015		September 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$148	$—	$817	$—
Agricultural real estate	25	—	34	—
1-4 Family residential properties	1,160	2	1,129	5
Multifamily residential properties	326	—	—	—
Commercial real estate	777	1	2,349	1
Loans secured by real estate	2,436	3	4,329	6
Commercial and industrial loans	1,157	3	653	—
Consumer loans	296	1	35	—
Total loans	$3,889	$7	$5,017	$6

	For the nine months ended
	September 30, 2015		September 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$148	$—	$1,004	$—
Agricultural real estate	92	2	35	—
1-4 Family residential properties	1,197	11	1,156	12
Multifamily residential properties	328	—	—	—
Commercial real estate	784	2	2,379	2
Loans secured by real estate	2,549	15	4,574	14
Commercial and industrial loans	1,293	6	696	—
Consumer loans	308	2	39	1
Total loans	$4,150	$23	$5,309	$15

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $0 of Farm loans, $339,000 of 1-4 Family residential properties, $36,000 of commercial real estate, $149,000 of commercial & industrial loans and $20,000 of consumer loans at September 30, 2015 and $345,000 of 1-4 family residential properties, $38,000 commercial real estate and $12,000 of consumer loans at September 30, 2014. For the nine months ended September 30, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2015 and December 31, 2014 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2015	December 31, 2014
Construction and land development	$148	$785
Agricultural real estate	25	29
1-4 Family residential properties	814	878
Multifamily residential properties	323	—
Commercial real estate	738	2,074
Loans secured by real estate	2,048	3,766
Commercial and industrial loans	696	332
Consumer loans	223	7
Total loans	$2,967	$4,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $49,000 and $44,000 for the nine months ended September 30, 2015 and 2014, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2015 and December 31, 2014 was $1.8 million and $2.9 million, respectively.  Approximately $313,000 and $234,000 in specific reserves have been established with respect to these loans as of September 30, 2015 and December 31, 2014, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2015 and December 31, 2014 (in thousands).

Troubled debt restructurings:	September 30, 2015	December 31, 2014
Construction and land development	$148	$785
Agricultural real estate	—	44
1-4 Family residential properties	460	503
Commercial real estate	288	1,283
Loans secured by real estate	896	2,615
Commercial and industrial loans	649	236
Consumer loans	243	9
Total	$1,788	$2,860
Performing troubled debt restructurings:
Agricultural real estate	$—	$44
1-4 Family residential properties	339	$345
Commercial real estate	36	37
Loans secured by real estate	375	426
Commercial and industrial loans	149	—
Consumer loans	20	9
Total	$544	$435

The following table presents loans modified as TDRs during the nine months ended September 30, 2015 and 2014, as a result of various modified loan factors (in thousands):

	September 30, 2015			September 30, 2014
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Farm Loans	—	—		—	$—
1-4 Family residential properties	4	61	(b)(c)	3	$248	(c)
Commercial real estate	1	34	(b)(c)	1	501	(b)(c)
Loans secured by real estate	5	95		4	749
Commercial and industrial loans	4	507	(b)(c)	—	—
Consumer Loans	3	237	(b)(c)	—	—
Total	12	$839		4	$749

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of the Insurance agency.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$43,528	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	15,202	7,608	8,986	7,142
Other Intangibles	1,904	1,904	1,904	1,904
	$63,649	$16,287	$43,418	$15,821

Goodwill of $14 million was recorded for the acquisition of twelve Old National Bank Branches during the third quarter of 2015. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and the ONB Branches. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the Branches and the amount of goodwill recorded (in thousands):

Purchase price		$15,892
Less purchase accounting adjustments:
Fair value of loans	$3,377
Fair value of premises and equipment	125
Fair value of time deposits	837
Core deposit intangible	(6,216)
		(1,877)
Resulting goodwill from acquisition		$14,015

Total amortization expense for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	September 30,
	2015	2014
Intangibles from branch acquisition	$—	$—
Core deposit intangibles	466	487
Other Intangibles	—	—
	$466	$487

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/15-09/30/15	$466

Estimated amortization expense:
For period 10/01/15-12/31/15	$410
For year ended 12/31/16	$1,389
For year ended 12/31/17	$1,139
For year ended 12/31/18	$1,010
For year ended 12/31/19	$896
For year ended 12/31/20	$750

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2015 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $108.5 million at September 30, 2015, a decrease of $13.4 million from $121.9 million at December 31, 2014. The decrease during the first nine months of 2015 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities.

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

September 30, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$82,206
Mortgage-backed securities: GSE: residential	26,293
Total	$108,499

FHLB borrowings remained the same at $20 million for September 30, 2015 and December 31, 2014. At September 30, 2015 the advances were as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

Note 7 -- Fair Value of Assets and Liabilities

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2015,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,451	$—	$127,451	$—
Obligations of states and political subdivisions	97,501	—	97,501	—
Mortgage-backed securities	259,441	—	259,441	—
Trust preferred securities	2,125	—	—	2,125
Other securities	4,038	62	3,976	—
Total available-for-sale securities	$490,556	$62	$488,369	$2,125
December 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,957	$—	$99,957	$—
Obligations of states and political subdivisions	78,084	—	78,084	—
Mortgage-backed securities	195,401	—	195,401	—
Trust preferred securities	364	—	—	364
Other securities	4,050	55	3,995	—
Total available-for-sale securities	$377,856	$55	$377,437	$364

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014 is summarized as follows (in thousands):

	Trust Preferred Securities
	September 30, 2015	September 30, 2014
Beginning balance	$364	$191
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income	1,894	474
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(133)	(203)
Ending balance	$2,125	$462
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2015 was $478,000 and a fair value of $165,000 resulting in specific loss exposures of $313,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2015 was $320,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $51,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans (collateral dependent)	$165	$—	$—	$165
Foreclosed assets held for sale	51	—	—	51
December 31, 2014
Impaired loans (collateral dependent)	$1,313	$—	$—	$1,313

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

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,125	Discounted cash flow	Discount rate	12.3%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.7%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	96.8%
Impaired loans (collateral dependent)	$165	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$51	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$364	Discounted cash flow	Discount rate		11.6%
			Constant prepayment rate (1)		1.3%
			Cumulative projected prepayments		24.4%
			Probability of default		0.1%
			Projected cures given deferral		100.0%
			Loss severity		97.4%
Impaired loans (collateral dependent)	$1,313	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Cash and due from banks	$214,971	$214,971	$214,971	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	12,930	12,952	—	12,952	—
Available-for-sale securities	490,556	490,556	62	488,369	2,125
Held-to-maturity securities	49,105	50,030	—	50,030	—
Loans held for sale	1,346	1,346	—	1,346	—
Loans net of allowance for loan losses	1,221,175	1,232,704	—	—	1,232,704
Interest receivable	7,620	7,620	—	7,620	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,731,860	$1,731,984	$—	$1,475,955	$256,029
Securities sold under agreements to repurchase	108,499	108,526	—	108,526	—
Interest payable	381	381	—	381	—
Federal Home Loan Bank borrowings	20,000	20,698	—	20,698	—
Junior subordinated debentures	20,620	12,557	—	12,557	—

December 31, 2014
Financial Assets
Cash and due from banks	$51,236	$51,236	$51,236	$—	$—
Federal funds sold	494	494	494	—	—
Available-for-sale securities	377,856	377,856	55	377,437	364
Held-to-maturity securities	53,650	53,937	—	53,937	—
Loans held for sale	1,958	1,958	—	1,958	—
Loans net of allowance for loan losses	1,046,766	1,051,110	—	—	1,051,110
Interest receivable	6,828	6,828	—	6,828	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,272,077	$1,272,358	$—	$1,053,800	$218,558
Securities sold under agreements to repurchase	121,869	121,870	—	121,870	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	20,000	20,541	—	20,541	—
Junior subordinated debentures	20,620	12,528	—	12,528	—

Note 8 -- Business Combination

On August 14, 2015, First Mid-Illinois Bank completed the acquisition of twelve Illinois bank branches ("ONB Branches") from Old National Bank, a national banking association having its principal office in Evansville, Indiana. The acquisition expanded First Mid Bank's service area into Southern Illinois and provided a stable source of core deposits. Pursuant to the terms of the Branch Purchase and Assumption Agreement, dated January 30, 2015, as amended, by and between First Mid Bank and Old National Bank, First Mid Bank, among other matters, assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the ONB Branches. The deposit and loan balances assumed were approximately $453 million and $156 million at book value, respectively. First Mid Bank also assumed certain leases, and entered into certain subleases, related to the ONB Branches.

First Mid Bank agreed to pay Old National Bank the sum of: (i) a deposit premium of 3.6% on the amount of deposit accounts of the ONB Branches, other than brokered deposits and municipal deposits, which equated to approximately $15.9 million, (ii) $500,000, representing the fixed deposit premium related to the municipal deposits of the Branches, (iii) the principal amount of the loans being purchased, plus the accrued but unpaid interest, (iv) the aggregate net book value of the other assets purchased including facilities of approximately $4.5 million, and (v) the aggregate amount of cash on hand of $2.7 million as of the closing. The acquisition was settled by Old National Bank paying cash of approximately $276.8 million to First Mid Bank for the difference between these amounts and the total deposits assumed.

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

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash	279,468	—	279,468
Loans	155,774	(3,377)	152,397
Premises and equipment	4,547	(125)	4,422
Goodwill	—	14,015	14,015
Core deposit intangible	—	6,216	6,216
Other assets	1,433	—	1,433
Total assets acquired	$441,222	$16,729	$457,951
Liabilities
Deposits	$452,810	$837	$453,647
Securities sold under agreements to repurchase	3,797	—	3,797
Other liabilities	507	—	507
Total liabilities assumed	$457,114	$837	$457,951

The Company has recognized approximately $1.1 million of costs related to completion of the acquisition during the first nine months of 2015. These acquisition costs are included in legal and professional and other expense. The difference between the fair value and acquired value of the purchased loans of $3,377,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $837,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $6,216,000, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net interest income	$16,953	$15,842	$47,627	$45,685
Provision for loan losses	522	96	1,012	651
Non-interest income	6,811	6,283	19,750	19,515
Non-interest expense	15,615	14,178	42,873	42,524
Income before income taxes	7,627	7,851	23,492	22,025
Income tax expense	2,674	2,909	8,384	8,167
Net income	$4,953	$4,942	$15,108	$13,858
Dividends on preferred shares	550	1,105	1,650	3,313
Net income available to common stockholders	$4,403	$3,837	$13,458	$10,545

Earnings per share
Basic	$0.52	$0.65	$1.78	$1.79
Diluted	$0.51	$0.59	$1.69	$1.65

Basic weighted average shares outstanding	8,421,397	5,881,681	7,553,468	5,881,973
Diluted weighted average shares outstanding	9,784,533	8,386,142	8,916,604	8,386,507

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2015 and 2014.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $11,858,000 and $11,551,000 for the nine months ended September 30, 2015 and 2014, respectively. Diluted net income per common share available to common stockholders was $1.33 and $1.38 for the nine months ended September 30, 2015 and 2014. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2015 and 2014, compared to the performance ratios for the year ended December 31, 2014:

	Nine months ended		Year ended
	September 30, 2015	September 30, 2014	December 31, 2014
Return on average assets	0.92%	0.97%	0.97%
Return on average common equity	8.86%	10.76%	10.34%
Average equity to average assets	10.58%	9.85%	9.94%

Total assets were $2.09 billion at September 30, 2015, compared to $1.61 billion as of December 31, 2014. From December 31, 2014 to September 30, 2015, cash and interest bearing deposits increased $163.7 million, net loan balances increased $174.4 million and investment securities increased $108.2 million. The increase in investment securities balance was primarily due to purchases of obligations of U.S. government corporations and agencies securities and mortgage-backed securities during the first nine months of 2015. Net loan balances were $1.22 billion at September 30, 2015, from $1.05 billion at December 31, 2014. The increase in loan balances was primarily due to $152 million loans acquired in the ONB Branch acquisition and an increase in commercial and industrial loans offset by a decline in commercial real estate loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.30% for the nine months ended September 30, 2015, down from 3.43% for the same period in 2014. This decrease was primarily due to a greater decline in investment and loan yields than funding costs. Net interest income before the provision for loan losses was $40.0 million compared to net interest income of $38.4 million for the same period in 2014.

Total non-interest income of $14.3 million increased $472,000 or 3.40% from $13.9 million for the same period last year. Mortgage banking income increased from $441,000 for the the first nine months of of 2014 to $549,000 for the first nine months of this year as refinance activity and new purchase activity has increased due to lower mortgage rates. Insurance revenues also increased due to more income received from insurance carriers based on previous year claim experience. Gains on the sale of securities were $231,000 for the nine months ended September 30, 2015 compared to $714,000 for the same period last year.

Total non-interest expense of $34.9 million decreased $1,652,000 or 5.0% from $33.3 million for the same period last year primarily due to expenses incurred to complete the acquisition of the twelve ONB Branches.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2015 versus 2014
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$994	$1,591
Provision for loan losses	(437)	(394)
Other income, including securities transactions	607	472
Other expenses	(1,792)	(1,652)
Income taxes	376	290
Increase in net income	$(252)	$307

Credit quality is an area of importance to the Company. Total nonperforming loans were $3.5 million at September 30, 2015, compared to $4.8 million at September 30, 2014 and $4.5 million at December 31, 2014. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $320,000 at September 30, 2015 compared to $352,000 on September 30, 2014 and $263,000 on December 31, 2014. The Company’s provision for loan losses for the nine months ended September 30, 2015 and 2014 was $889,000 and $495,000, respectively.  Total loans past due 30 days or more were 0.29% of loans at September 30, 2015 compared to 0.31% at September 30, 2014, and 0.27% of loans at December 31, 2014.  At September 30, 2015, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.4% of the loan portfolio as of September 30, 2015 and 70.3% as of December 31, 2014.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2015 and 2014 and December 31, 2014 was 13.84%, 14.54% and 14.42%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2015 and 2014 and December 31, 2014 was 14.88%, 15.75% and 15.60%, respectively. The primary reason for the decrease in these ratios was completion of the acquisition of twelve ONB Branches which increased risk-weighted assets by approximately $227 million offset by completion of a private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2015 and 2014 were $302 million and $235 million, respectively.  The increase in 2015 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $574,000 and $537,000 for this assessment during the first nine months of 2015 and 2014, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $67,000 and $66,000 during the first nine months of 2015 and 2014, respectively, for this assessment.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2015 as part of the goodwill impairment test and no impairment was identified.

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

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2015 and 2014 in the following table (dollars in thousands):

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$114,673	$57	0.20%	$39,470	$24	0.24%
Federal funds sold	492	—	—%	495	—	—%
Certificates of deposit investments	2,769	6	0.86%	—	—	—%
Investment securities
Taxable	410,710	1,959	1.91%	365,547	1,808	1.98%
Tax-exempt (1)	89,329	723	3.24%	69,338	584	3.37%
Loans (2)(3)(4)	1,151,089	12,198	4.20%	1,033,991	11,391	4.37%
Total earning assets	1,769,062	14,943	3.35%	1,508,841	13,807	3.63%
Cash and due from banks	39,234			31,644
Premises and equipment	29,524			27,847
Other assets	55,271			44,233
Allowance for loan losses	(14,059)			(13,715)
Total assets	$1,879,032			$1,598,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$710,850	$190	0.11%	$564,749	$168	0.12%
Savings deposits	301,340	100	0.13%	278,420	94	0.13%
Time deposits	224,488	355	0.63%	234,187	324	0.55%
Securities sold under agreements to repurchase	114,346	14	0.05%	98,944	11	0.04%
FHLB advances	23,043	155	2.67%	12,174	78	2.54%
Fed Funds Purchased	332	1	1.19%	—	—	—%
Junior subordinated debt	20,620	132	2.54%	20,620	130	2.50%
Other debt	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,395,019	947	0.27%	1,209,094	805	0.26%
Non interest-bearing demand deposits	275,726			220,855
Other liabilities	7,247			11,165
Stockholders' equity	201,040			157,736
Total liabilities & equity	$1,879,032			$1,598,850
Net interest income		$13,996			$13,002
Net interest spread			3.08%			3.37%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.13%			3.42%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$61,770	$101	0.22%	$35,940	$67	0.25%
Federal funds sold	493	—	0.10%	496	—	0.10%
Certificates of deposit investments	933	6	0.80%	—	—	—%
Investment securities:
Taxable	385,598	5,476	1.89%	379,164	5,725	2.01%
Tax-exempt (1)	83,311	1,997	3.20%	68,209	1,735	3.39%
Loans (2)	1,084,184	34,974	4.31%	1,010,767	33,242	4.40%
Total earning assets	1,616,289	42,554	3.52%	1,494,576	40,769	3.65%
Cash and due from banks	36,675			34,626
Premises and equipment	27,997			28,006
Other assets	44,489			45,268
Allowance for loan losses	(13,990)			(13,595)
Total assets	$1,711,460			$1,588,881
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$617,543	$518	0.11%	$557,811	$517	0.12%
Savings deposits	290,048	293	0.14%	283,527	280	0.13%
Time deposits	210,332	879	0.56%	230,405	981	0.57%
Securities sold under agreements to repurchase	116,443	43	0.05%	94,026	33	0.05%
FHLB advances	24,231	465	2.57%	12,747	211	2.22%
Fed Funds Purchased	190	1	—%	22	—	0.50%
Junior subordinated debt	20,620	390	2.53%	20,620	385	2.49%
Other debt	630	13	2.66%	136	1	1.21%
Total interest-bearing liabilities	1,280,037	2,602	0.27%	1,199,294	2,408	0.27%
Non interest-bearing demand deposits	242,421			224,396
Other liabilities	7,920			8,629
Stockholders' equity	181,082			156,562
Total liabilities & equity	$1,711,460			$1,588,881
Net interest income		$39,952			$38,361
Net interest spread			3.25%			3.38%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.30%			3.43%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2015, compared to the same periods in 2014 (in thousands):

	Three months ended September 30, 2015 compared to 2014 Increase / (Decrease)			Nine months ended September 30, 2015 compared to 2014 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$33	$60	$(27)	$34	$48	$(14)
Federal funds sold	—	—	—	—	—	—
Certificates of deposit investments	6	—	6	6	—	6
Investment securities:
Taxable	151	515	(364)	(249)	146	(395)
Tax-exempt (2)	139	163	(24)	262	367	(105)
Loans (3)	807	3,218	(2,411)	1,732	2,771	(1,039)
Total interest income	1,136	3,956	(2,820)	1,785	3,332	(1,547)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	22	102	(80)	1	64	(63)
Savings deposits	6	6	—	13	3	10
Time deposits	31	(76)	107	(102)	(85)	(17)
Securities sold under agreements to repurchase	3	1	2	10	10	—
FHLB advances	77	73	4	254	216	38
Junior subordinated debt	2	—	2	5	—	5
Other debt	—	—	—	12	9	3
Total interest expense	142	106	36	194	218	(24)
Net interest income	$994	$3,850	$(2,856)	$1,591	$3,114	$(1,523)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $1.6 million, or 4.1%, to $40.0 million for the nine months ended September 30, 2015, from $38.4 million for the same period in 2014. Net interest income increased primarily due to the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yields from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and declines in loan and investment yields.

For the nine months ended September 30, 2015, average earning assets increased by $121.7 million, or 8.1%, and average interest-bearing liabilities increased $80.7 million or 6.7%, compared with average balances for the same period in 2014. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $25.8 million or 71.9%.

•	Average federal funds sold decreased $3,000 or 0.6%.

•	Average certificates of deposits investments increased $933,000 or 100.0%

•	Average loans increased by $73.4 million or 7.3%.

•	Average securities increased by $21.5 million or 4.8%.

•	Average deposits increased by $46.2 million or 4.3%.

•	Average securities sold under agreements to repurchase increased by $22.4 million or 23.8%.

•	Average borrowings and other debt increased by $12.1 million or 36.2%.

•	Net interest margin decreased to 3.30% for the first nine months of 2015 from 3.43% for the first nine months of 2014.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.40% and 3.52% for the first nine months of 2015 and 2014, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2015 and 2014 were $1,188,000 and $1,064,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2015 and 2014 was $889,000 and $495,000, respectively.  The increase in provision expense was due to greater net charge-offs and an increase in loan balances. Net charge-offs were $343,000 for the nine months ended September 30, 2015 compared to $39,000 during the same period in 2014.  Nonperforming loans were $3.5 million and $4.8 million as of September 30, 2015 and 2014, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Trust revenues	$795	$813	$(18)	$2,575	$2,594	$(19)
Brokerage commissions	329	265	64	913	748	165
Insurance commissions	459	448	11	1,568	1,447	121
Service charges	1,536	1,412	124	4,003	3,909	94
Security gains, net	1	(20)	21	231	714	(483)
Mortgage banking revenue, net	172	185	(13)	549	441	108
ATM / debit card revenue	1,200	958	242	3,224	2,933	291
Other	517	341	176	1,282	1,087	195
Total other income	$5,009	$4,402	$607	$14,345	$13,873	$472

Following are explanations of the changes in these other income categories for the three months ended September 30, 2015 compared to the same period in 2014:

•	Trust revenues decreased $18,000 or 2.2% to $795,000 from $813,000. Trust assets, at market value, were $815.0 million at September 30, 2015 compared to $743.8 million at September 30, 2014.

•	Revenues from brokerage increased $64,000 or 24.2% to $329,000 from $265,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $11,000 or 2.5% to $459,000 from $448,000 due to an increase in commissions received during 2015 compared to 2014.

•
Fees from service charges increased $124,000 or 8.8% to $1,536,000 from $1,412,000 for the three months ended September 30, 2015 and 2014 primarily due to additional service charge income from the ONB branches acquired during the third quarter of 2015.

•	The sale of securities during the three months ended September 30, 2015 resulted in net securities gains of $1,000 compared to losses of $20,000 during the three months ended September 30, 2014.

•	Mortgage banking income decreased $13,000 or 7.0% to $172,000 from $185,000. Loans sold balances were as follows:

•	$14.7 million (representing 123 loans) for the three months ended of September 30, 2015

•	$12.7 million (representing 103 loans) for the three months ended of September 30, 2014

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $242,000 or 25.3% to $1,200,000 from $958,000 due the addition of ONB branches and an increase in electronic transactions.

•
Other income increased $176,000 or 51.6% to $517,000 from $341,000 due to the other income from the ONB branches acquired during the third quarter of 2015 and an increase in merchant card processing fees for the quarter.

Following are explanations of the changes in these other income categories for the nine months September 30, 2015 compared to the same period in 2014:

•	Trust revenues decreased $19,000 or 0.7% to $2,575,000 from $2,594,000. Trust assets, at market value, were $815.0 million at September 30, 2015 compared to $743.8 million at September 30, 2014.

•	Revenues from brokerage increased $165,000 or 22.1% to $913,000 from $748,000 due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $121,000 or 8.4% to $1,568,000 from $1,447,000 due to an increase in contingency income received from carriers based on claims experience and an increase in commission and fee income received during 2015 compared to 2014.

•
Fees from service charges increased $94,000 or 2.4% to $4,003,000 from $3,909,000 for the nine months ended September 30, 2015 and 2014 primarily due to an increase the additional income from the ONB branches acquired in the third quarter of 2015.

•	The sale of securities during the nine months ended September 30, 2015 resulted in net securities gains of $231,000 compared to $714,000 during the nine months ended September 30, 2014.

•	Mortgage banking income increased $108,000 or 24.5% to $549,000 from $441,000. Loans sold balances were as follows:

•	$43.7 million (representing 348 loans) for the nine months ended of September 30, 2015

•	$32.0 million (representing 264 loans) for the nine months months ended of September 30, 2014

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $291,000 or 9.9% to $3,224,000 from $2,933,000 due to the ONB Branches acquired in the third quarter of 2015 and an increase in electronic transactions and incentives received from VISA.

•	Other income increased $195,000 or 17.9% to $1,282,000 from $1,087,000 due to income from the ONB branches acquired during the third quarter of 2015 and an increase in merchant card processing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Salaries and employee benefits	$6,522	$6,216	$306	$18,875	$18,323	$552
Net occupancy and equipment expense	2,424	2,056	368	6,329	6,319	10
Net other real estate owned expense (income)	(1)	41	(42)	—	23	(23)
FDIC insurance	236	199	37	641	604	37
Amortization of intangible assets	155	162	(7)	466	487	(21)
Stationery and supplies	180	152	28	475	480	(5)
Legal and professional	660	514	146	1,842	1,753	89
Marketing and donations	296	246	50	790	755	35
Other operating expenses	2,410	1,504	906	5,498	4,520	978
Total other expense	$12,882	$11,090	$1,792	$34,916	$33,264	$1,652

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2015 compared to the same period in 2014:

•
Salaries and employee benefits, the largest component of other expense, increased $306,000 to $6,522,000 from $6,216,000.  The increase was primarily due to the addition of 84 employees with the acquisition of twelve ONB branches. There were 499 and 397 full-time equivalent employees at September 30, 2015 and 2014, respectively.

•
Occupancy and equipment expense increased $368,000 or 17.9% to $2,424,000 from $2,056,000. This increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches.

•
Net other real estate owned expense decreased $42,000 or 102.4% to $(1,000) from $41,000. The decrease in 2015 was primarily due to less losses on properties sold during 2015 compared to properties sold in 2014.

•
Expense for amortization of intangible assets decreased $7,000 or 4.3% to $155,000 from $162,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in intangible amortization expense in 2015 was due to less amortization expense for core deposit intangibles in 2015 compared to 2014.

•
Other operating expenses increased $906,000 or 60.2% to $2,410,000 in 2015 from $1,504,000 in 2014 primarily due to expenses incurred to complete the acquisition of twelve ONB Branches during the third quarter of 2015 compared to 2014.

•
On a net basis, all other categories of operating expenses increased $224,000 or 24.6% to $1,136,000 in 2015 from $912,000 in 2014.  The increase was primarily due to an increase in professional expenses.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2015 compared to the same period in 2014:

•
Salaries and employee benefits, the largest component of other expense, increased $552,000 to $18,875,000 from $18,323,000.  The increase was primarily due to the addition of 84 employees with the acquisition of twelve ONB branches. Other contributing factors are merit increases in 2015 for continuing employees, an increase in incentive compensation expense and number of employees added during 2015. There were 499 and 397 full-time equivalent employees at September 30, 2015 and 2014, respectively.

•
Occupancy and equipment expense increased $10,000 or 0.2% to $6,329,000 from $6,319,000. This increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches during the third quarter of 2015.

•
Net other real estate owned expense decreased $23,000 or 100.0% to $0 from $23,000. The decrease in 2015 was primarily due to less losses on properties sold during 2015 compared to properties sold in 2014.

•
Expense for amortization of intangible assets decreased $21,000 or 4.3% to $466,000 from $487,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in intangible amortization expense in 2015 was due to less amortization expense for core deposit intangibles in 2015 compared to 2014.

•
Other operating expenses increased $978,000 or 21.6% to $5,498,000 in 2015 from $4,520,000 in 2014 primarily due to expenses incurred to complete the acquisition of twelve ONB Branches during the third quarter of 2015.

•
On a net basis, all other categories of operating expenses increased $119,000 or 4.0% to $3,107,000 in 2015 from $2,988,000 in 2014.  The increase was due to increases in marketing and promotion expenses and legal and professional expenses.

Income Taxes

Total income tax expense amounted to $6.6 million (35.9% effective tax rate) for the nine months ended September 30, 2015, compared to $6.9 million (37.5% effective tax rate) for the same period in 2014. The decline in effective tax rate for 2015 is primarily due to a reduction in the Company's state tax rate, from 9.5% to 7.75% beginning January 1, 2015.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$176,344	1.68%	$154,874	1.72%
Obligations of states and political subdivisions	95,354	3.25%	75,589	3.33%
Mortgage-backed securities: GSE residential	256,836	2.44%	193,814	2.48%
Trust preferred securities	3,167	1.24%	3,300	1.14%
Other securities	4,035	1.28%	4,036	1.20%
Total securities	$535,736	2.32%	$431,613	2.33%

At September 30, 2015, the Company’s investment portfolio increased by $104.1 million from December 31, 2014 primarily due to purchases of obligations of U.S. government corporations and agencies securities and mortgage-backed securitiesas the company deploys the excess cash received in the acquisition of the ONB Branches.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2015 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2015 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,239	$127,451	$349	$127,102	$—	$—	$—	$—
Obligations of state and political subdivisions	95,354	97,501	4,626	74,909	17,135		—	831
Mortgage-backed securities (2)	256,836	259,441	—	—	—	—	—	259,441
Trust preferred securities	3,167	2,125	—	—	—	2,125	—	—
Other securities	4,035	4,038	—	2,009	1,968	—	—	61
Total available-for-sale	$486,631	$490,556	$4,975	$204,020	$19,103	$2,125	$—	$260,333
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$49,105	$50,030	$—	$50,030	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of September 30, 2015:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,167,000
Fair value	$2,125,000
Unrealized gains/(losses)	$(1,042,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	34
Number of issuers in default	8
Number of issuers in deferral	2
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	15.1%
Remaining collateral	$340,712,000
Actual defaults & deferrals as a % of remaining collateral	16.0%
Expected defaults & deferrals as a % of remaining collateral	41.2%
Estimated incremental defaults required to break yield	$65,766,000
Performing collateral	$287,395,000
Current balance of class	$34,852,000
Subordination	$268,853,000
Excess subordination	$10,797,000
Excess subordination as a % of remaining performing collateral	3.8%
Discount rate (1)	1.62%-4.29%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

At September 30, 2015 and 2014 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at September 30, 2015 and December 31, 2014.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	% Outstanding Loans	December 31, 2014	% Outstanding Loans
Construction and land development	$33,389	2.7%	$21,627	2.0%
Agricultural real estate	120,314	9.7%	110,193	10.4%
1-4 Family residential properties	234,777	19.0%	181,921	17.1%
Multifamily residential properties	54,932	4.4%	53,129	5.0%
Commercial real estate	377,906	30.6%	379,604	35.8%
Loans secured by real estate	821,318	66.4%	746,474	70.3%
Agricultural loans	65,596	5.3%	68,298	6.4%
Commercial and industrial loans	295,335	23.9%	223,780	21.1%
Consumer loans	43,304	3.5%	15,118	1.4%
All other loans	11,196	0.9%	8,736	0.8%
Total loans	$1,236,749	100.0%	$1,062,406	100.0%

Overall net loans increased $174.3 million, or 16.41%.  The increase was primarily due to loans added in the acquisition of twelve ONB Branches and increases in commercial and industrial loans offset by a decline in commercial real estate loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,346,000 and $1,958,000 as of September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	378,505	30.5%	368,484	34.7%
Sullivan region	149,549	12.1%	153,731	14.5%
Decatur region	286,343	23.2%	256,241	24.1%
Peoria region	161,202	13.0%	166,056	15.6%
Highland region	110,715	9.0%	117,894	11.1%
Southern region	150,435	12.2%	—	—%
Total all regions	$1,236,749	100.0%	$1,062,406	100.0%

Loans are geographically dispersed among these regions located in central and southern Illinois. While these regions have experienced some economic stress during 2015 and 2014, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2015 and December 31, 2014, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$154,824	12.52%	$155,136	14.60%
All Other General Merchandise Stores (1)	41,732	3.37%	46,169	4.35%
Lessors of non-residential buildings	106,896	8.64%	96,508	9.08%
Lessors of residential buildings & dwellings	68,018	5.50%	65,781	6.19%
Hotels and motels	60,496	4.89%	56,546	5.32%

(1) Not a concentration as of September 30, 2015, but shown for comparative purposes due to concentration at December 31, 2014.

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2015, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$30,325	$2,222	$842	$33,389
Agricultural real estate	6,304	53,252	60,758	120,314
1-4 Family residential properties	19,704	83,109	131,964	234,777
Multifamily residential properties	5,710	18,802	30,420	54,932
Commercial real estate	34,605	239,354	103,947	377,906
Loans secured by real estate	96,648	396,739	327,931	821,318
Agricultural loans	49,386	15,603	607	65,596
Commercial and industrial loans	129,467	116,408	49,460	295,335
Consumer loans	3,415	26,484	13,405	43,304
All other loans	1,604	2,000	7,592	11,196
Total loans	$280,520	$557,234	$398,995	$1,236,749

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2015, loans with maturities over one year consisted of approximately $845.6 million in fixed rate loans and approximately $110.6 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual loans	$2,967	$4,105
Restructured loans which are performing in accordance with revised terms	544	435
Total nonperforming loans	3,511	4,540
Repossessed assets	320	263
Total nonperforming loans and repossessed assets	$3,831	$4,803
Nonperforming loans to loans, before allowance for loan losses	0.33%	0.43%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.36%	0.45%

The $1,138,000 decrease in nonaccrual loans during 2015 resulted from the net of $1,429,000 of loans put on nonaccrual status, offset by $2,416,000 of loans becoming current or paid-off, $74,000 of loans transferred to other real estate and 77,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$148	5.0%	$785	19.1%
Agricultural real estate	25	0.8%	29	0.7%
1-4 Family residential properties	814	27.4%	878	21.4%
Multifamily Residential properties	323	10.9%	—	—%
Commercial real estate	738	24.9%	2,074	50.5%
Loans secured by real estate	2,048	69.0%	3,766	91.7%
Commercial and industrial loans	696	23.5%	332	8.1%
Consumer loans	223	7.5%	7	0.2%
Total loans	$2,967	100.0%	$4,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $49,000 and $44,000 for the nine months ended September 30, 2015 and 2014, respectively.

The $57,000 increase in repossessed assets during the first nine months of 2015 resulted from the net of $178,000 of additional assets repossessed and $114,000 of repossessed assets sold, and a $7,000 write-down of one repossessed asset. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$200	62.5%	$201	76.4%
1-4 family residential properties	120	37.5%	62	23.6%
Total repossessed collateral	$320	100.0%	$263	100.0%

Repossessed assets sold during the first nine months of 2015 resulted in net gains of $33,000, of which $32,000 was related to real estate asset sales and $1,000 was related to other repossessed assets. Repossessed assets sold during 2014 resulted in net gains of $41,000, all of which was related to real estate asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2015, the Company’s loan portfolio included $186.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $154.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $7.5 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming decreased $0.3 million from $155.1 million at December 31, 2014.

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

In addition, the Company has $60.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $106.9 million of loans to lessors of non-residential buildings and $68.0 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of September 30, 2015 and 2014, and of changes in the allowance for the three and nine month periods ended September 30, 2015 and 2014, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average loans outstanding, net of unearned income	$1,151,089	$1,033,991	$1,084,184	$1,010,767
Allowance-beginning of period	13,931	13,681	13,682	13,249
Charge-offs:
Real estate-mortgage	23	41	122	110
Commercial, financial & agricultural	175	11	187	19
Installment	4	1	258	18
Other	68	80	174	168
Total charge-offs	270	133	741	315
Recoveries:
Real estate-mortgage	2	62	178	109
Commercial, financial & agricultural	45	9	87	65
Installment	5	4	21	19
Other	34	38	112	83
Total recoveries	86	113	398	276
Net charge-offs (recoveries)	184	20	343	39
Provision for loan losses	481	44	889	495
Allowance-end of period	$14,228	$13,705	$14,228	$13,705
Ratio of annualized net charge-offs to average loans	0.06%	0.01%	0.13%	0.01%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.15%	1.32%	1.15%	1.32%
Ratio of allowance for loan losses to nonperforming loans	405%	284%	405%	284%

The ratio of allowance for loan losses to loans outstanding was 1.15% as of September 30, 2015 compared to 1.32% as of September 30, 2014. The decrease in the ratio is primarily due to $152 million of additional loans added from the ONB Branch acquisition that were all performing loans. Therefore no additional provision for loan losses was recorded for these loans. The ratio of the allowance for loan losses to nonperforming loans is 405% as of September 30, 2015 compared to 284% as of September 30, 2014.  The increase in this ratio is primarily due to the decline in nonperforming loans to $3.5 million at September 30, 2015 from $4.8 million at September 30, 2014. During the first nine months of 2015, the Company had net charge offs of $343,000 compared to net charge offs of $39,000 in 2014. There was significant charge off of one commercial loan of $149,000 and was one significant charge off of one consumer loan of $251,000 during the first nine months of 2015. There were no significant charge offs during the first nine months of 2014.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015		Nine months ended September 30, 2014		Year ended December 31, 2014
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$242,421	—%	$224,396	—%	$223,505	—%
Interest-bearing	617,543	0.11%	557,811	0.12%	559,168	0.12%
Savings	290,048	0.14%	283,527	0.13%	281,185	0.13%
Time deposits	210,332	0.56%	230,405	0.57%	229,763	0.56%
Total average deposits	$1,360,344	0.17%	$1,296,139	0.18%	$1,293,621	0.18%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014 (in thousands):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Year ended December 31, 2014
High month-end balances of total deposits	$1,741,079	$1,305,825	$1,305,825
Low month-end balances of total deposits	1,266,199	1,279,569	1,265,058

During the first nine months of 2015, the average balance of deposits increased by $66.7 million from the average balance for the year ended December 31, 2014. Average non-interest bearing deposits increased by $18.9 million, average interest bearing balances increased by $58.4 million, savings account balances increased $8.9 million and balances of time deposits decreased $19.4 million due to higher rate customer CDs that matured and were not renewed and brokered CDs that were not replaced. These increases were primarily the result of deposit balances acquired in acquisition of twelve ONB Branches.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
3 months or less	$35,518	$35,604
Over 3 through 6 months	10,871	15,270
Over 6 through 12 months	18,563	21,710
Over 12 months	27,961	25,861
Total	$92,913	$98,445

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2015 and December 31, 2014 is presented below (dollars in thousands):

	September 30, 2015	December 31, 2014
Securities sold under agreements to repurchase	$108,499	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	—
Fixed term – due after one year	15,000	20,000
Junior subordinated debentures	20,620	20,620
Total	$149,119	$162,489
Average interest rate at end of period	0.95%	0.54%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$122,022	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	10,000
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	2,000	—
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$116,443	$97,478
Federal funds purchased	190	16
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,641	1,520
Fixed term – due after one year	18,590	13,055
Debt:
Loans due in one year or less	630	101
Junior subordinated debentures	20,620	20,620
Total	$162,114	$132,790
Average interest rate during the period	0.34%	0.30%

Securities sold under agreements to repurchase decreased $13.4 million during the first nine months of 2015 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At September 30, 2015 the fixed term advances consisted of $20 million as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of September 30, 2015. This loan was renewed on April 17, 2015 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.38% at September 30, 2015). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2015 and 2014 and December 31, 2014.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.14% and 3.09% at September 30, 2015 and December 31, 2014), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.94% and 1.84% at and September 30, 2015 and December 31, 2014, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2015 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$174,386	$—	$—	$—	$—	$—	$174,386	$174,386
Certificates of deposit investments	$12,681	$249	$—	$—	$—	$—	$12,930	$12,952
Taxable investment securities	62	349	5,021	36,705	57,279	342,744	442,160	443,085
Nontaxable investment securities	—	459	1,026	416	1,898	93,702	97,501	97,501
Loans	548,351	213,108	187,185	112,814	92,739	82,552	1,236,749	1,248,278
Total	$735,480	$214,165	$193,232	$149,935	$151,916	$518,998	$1,963,726	$1,976,202
Interest-bearing liabilities:
Savings and NOW accounts	$196,947	$42,460	$44,154	$62,790	$64,742	$384,914	$796,007	$796,006
Money market accounts	311,848	3,096	3,182	4,128	4,214	22,275	348,743	348,743
Other time deposits	182,657	32,122	22,062	9,332	8,577	1,154	255,904	256,029
Short-term borrowings/debt	108,499	—	—	—	—	—	108,499	108,526
Long-term borrowings/debt	25,620	—	—	—	5,000	10,000	40,620	33,255
Total	$825,571	$77,678	$69,398	$76,250	$82,533	$418,343	$1,549,773	$1,542,559
Rate sensitive assets – rate sensitive liabilities	$(90,091)	$136,487	$123,834	$73,685	$69,383	$110,655	$413,953
Cumulative GAP	$(90,091)	$46,396	$170,230	$243,915	$313,298	$413,953
Cumulative amounts as % of total Rate sensitive assets	(4.6)%	7.0%	6.3%	3.8%	3.5%	5.1%
Cumulative Ratio	(4.6)%	2.4%	8.7%	12.4%	16.0%	21.1%

The static GAP analysis shows that at September 30, 2015, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2015, the Company’s stockholders' equity had increased $38.9 million, or 23.6%, to $203.8 million from $164.9 million as of December 31, 2014. The increase resulted primarily from the private placement capital raise completed during the second quarter of 2015 which resulted in an additional common equity of $29.3 million. Also during the first nine months of 2015, net income contributed $11.9 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $2.7 million, net of tax and additional purchases of treasury stock (52,145 shares at an average cost of $19.37 per share) decreased stockholders’ equity by approximately $1 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2015 and December 31, 2014, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital (to risk-weighted assets)
Company	$202,743	14.88%	$108,982	> 8.00%	N/A	N/A
First Mid Bank	193,666	14.30	108,312	> 8.00	$135,391	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	188,515	13.84	81,737	> 6.00	N/A	N/A
First Mid Bank	179,438	13.25	81,234	> 6.00	108,312	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	141,115	10.36	61,302	> 4.50	N/A	N/A
First Mid Bank	179,438	13.25	60,926	> 4.50	88,004	> 6.50
Tier 1 Capital (to average assets)
Company	188,515	10.21	73,824	> 4.00	N/A	N/A
First Mid Bank	179,438	9.76	73,535	> 4.00	91,919	> 5.00
December 31, 2014
Total Capital (to risk-weighted assets)
Company	$180,678	15.60%	$92,675	> 8.00%	N/A	N/A
First Mid Bank	172,991	15.02	92,110	> 8.00	$115,137	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	166,996	14.42	46,338	> 4.00	N/A	N/A
First Mid Bank	159,309	13.84	46,055	> 4.00	69,082	> 6.00
Tier 1 Capital (to average assets)
Company	166,996	10.52	63,493	> 4.00	N/A	N/A
First Mid Bank	159,309	10.08	63,210	> 4.00	79,012	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2015 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2015, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  The decrease in capital ratios from December 31, 2014 is primarily due to additional assets from the acquisition partially offset by the capital raise completed by the Company during the second quarter of 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2015, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 16,604 shares and 14,770 shares during 2015 and 2014, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the nine months ended September 30, 2015, the Company repurchased 52,145 shares at a total cost of approximately $1,041,000. Since 1998, the Company has repurchased a total of 2,041,892 shares at a total price of approximately $69,509,000.  As of September 30, 2015, the Company is authorized per all repurchase programs to purchase $7,198,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2015, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2015, the excess collateral at the FHLB would support approximately $126.0 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2015, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds.  This loan was renewed on April 17, 2015 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2015 and 2014 and December 31, 2014.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$255,904	$175,525	$56,722	$22,400	$1,257
Debt	20,620	—	—	—	20,620
Other borrowings	128,499	113,499	15,000	—	—
Operating leases	44,333	2,375	4,543	3,792	33,623
Supplemental retirement	732	100	200	132	300
	$450,088	$291,499	$76,465	$26,324	$55,800

For the nine months ended September 30, 2015, net cash of $12.3 million, 137.9 million and $13.6 million was provided from operating activities, investing activities, and financing activities, respectively. In total, cash and cash equivalents increased by $163.7 million since year-end 2014.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Unused commitments and lines of credit:
Commercial real estate	$39,175	$32,927
Commercial operating	162,790	133,884
Home equity	33,070	23,285
Other	59,434	47,498
Total	$294,469	$237,594
Standby letters of credit	$7,465	$5,193

The increase in 2015 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	0	$0.00	0	$7,276,000
August 1, 2015 - August 31, 2015	3,600	$21.74	3,600	$7,198,000
September 1, 2015 - September 30, 2015	1	$17.00	1	$7,198,000
Total	3,601	$19.37	3,601	$7,198,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 6, 2015

Joseph R. Dively
President and Chief Executive Officer

Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
2.1
First Amendment to Branch Purchase and Assumption Agreement between First Mid-Illinois Bank & Trust, N.A. and Old National Bank, dated August 14, 2015 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed October 23, 2015).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.