Form 10-Q/A
period 2015-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2015-12-17
CIK 700565

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

As of November 6, 2015, 8,426,176 common shares, $4.00 par value, were outstanding.

EXPLANATORY NOTE
First Mid-Illinois Bancshares, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission on November 9, 2015. This Form 10-Q/A is being filed solely to amend an inadvertent error in reporting (i) the number of shares of the Company’s common shares, $4.00 par value (the “Common Stock”), outstanding as of November 6, 2015 on the cover page of the Original Form 10-Q and (ii) the number of shares of Common Stock issued as of September 30, 2015 in the Condensed Consolidated Balance Sheets included in Item 1 of Part I of the Original Form 10-Q.
Specifically, the amount of Common Stock issued and outstanding as of November 6, 2015 reported on the cover page of the Original Form 10-Q inadvertently included treasury shares that were issued but not outstanding, and the number of shares of Common Stock issued as of September 30, 2015 reported in Item 1 of Part I of the Original Form 10-Q inadvertently excluded those treasury shares. As reflected in this Form 10-Q/A, the number of shares of Common Stock issued and outstanding as of November 6, 2015, as reflected on the cover page hereof, was 8,426,176 and the number of shares of Common Stock issued as of September 30, 2015, as reflected in Item 1 of Part I hereof, was 8,970,114.
The incorrect number of shares issued was also included in Exhibit 101 to the Original Form 10-Q containing the Company’s Extensible Business Reporting Language (“XBRL”) materials for the period ended September 30, 2015. This Form 10-Q/A also amends Item 6 of Part II of the Original Form 10-Q by including Exhibit 101 containing the Company’s XBRL materials for the period ended September 30, 2015 with the corrected number of shares issued.
This Form 10-Q/A speaks as of the date of filing of the Original Form 10-Q and does not reflect any events that may have occurred after that date. Except as specifically noted above, this Form 10-Q/A does not modify or update the financial results or disclosures in the Original Form 10-Q.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks:
Non-interest bearing	$41,077	$40,716
Interest bearing	173,894	10,520
Federal funds sold	492	494
Cash and cash equivalents	215,463	51,730
Certificates of deposit investments	12,930	—
Investment securities:
Available-for-sale, at fair value	490,556	377,856
Held-to-maturity, at amortized cost (estimated fair value of $50,030 and $53,937 at September 30, 2015 and December 31, 2014, respectively)	49,105	53,650
Loans held for sale	1,346	1,958
Loans	1,235,403	1,060,448
Less allowance for loan losses	(14,228)	(13,682)
Net loans	1,221,175	1,046,766
Interest receivable	7,620	6,828
Other real estate owned	320	263
Premises and equipment, net	31,582	27,352
Goodwill, net	39,768	25,753
Intangible assets, net	7,594	1,844
Other assets	14,569	13,103
Total assets	$2,092,028	$1,607,103
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$331,206	$222,116
Interest bearing	1,400,654	1,049,961
Total deposits	1,731,860	1,272,077
Securities sold under agreements to repurchase	108,499	121,869
Interest payable	381	285
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	1,100	530
Other liabilities	5,759	6,806
Total liabilities	1,888,219	1,442,187
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2015 and 2014	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 8,970,114 shares in 2015 and 7,529,815 shares in 2014	37,880	32,119
Additional paid-in capital	79,033	55,607
Retained earnings	70,135	61,956
Deferred compensation	3,086	3,329
Accumulated other comprehensive income (loss)	1,861	(875)
Less treasury stock at cost, 548,642 shares in 2015 and 496,497 shares in 2014	(15,586)	(14,620)
Total stockholders’ equity	203,809	164,916
Total liabilities and stockholders’ equity	$2,092,028	$1,607,103

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$12,198	$11,391	$34,974	$33,242
Interest on investment securities	2,682	2,392	7,473	7,460
Interest on certificates of deposit investments	6	—	6	—
Interest on deposits with other financial institutions	57	24	101	67
Total interest income	14,943	13,807	42,554	40,769
Interest expense:
Interest on deposits	645	586	1,690	1,778
Interest on securities sold under agreements to repurchase	14	11	43	33
Interest on FHLB borrowings	155	78	465	211
Interest on other borrowings	1	—	14	1
Interest on subordinated debentures	132	130	390	385
Total interest expense	947	805	2,602	2,408
Net interest income	13,996	13,002	39,952	38,361
Provision for loan losses	481	44	889	495
Net interest income after provision for loan losses	13,515	12,958	39,063	37,866
Other income:
Trust revenues	795	813	2,575	2,594
Brokerage commissions	329	265	913	748
Insurance commissions	459	448	1,568	1,447
Service charges	1,536	1,412	4,003	3,909
Securities gains, net	1	(20)	231	714
Mortgage banking revenue, net	172	185	549	441
ATM / debit card revenue	1,200	958	3,224	2,933
Other	517	341	1,282	1,087
Total other income	5,009	4,402	14,345	13,873
Other expense:
Salaries and employee benefits	6,522	6,216	18,875	18,323
Net occupancy and equipment expense	2,424	2,056	6,329	6,319
Net other real estate owned (income) expense	(1)	41	—	23
FDIC insurance	236	199	641	604
Amortization of intangible assets	155	162	466	487
Stationery and supplies	180	152	475	480
Legal and professional	660	514	1,842	1,753
Marketing and donations	296	246	790	755
Other	2,410	1,504	5,498	4,520
Total other expense	12,882	11,090	34,916	33,264
Income before income taxes	5,642	6,270	18,492	18,475
Income taxes	1,979	2,355	6,634	6,924
Net income	3,663	3,915	11,858	11,551
Dividends on preferred shares	550	1,105	1,650	3,313
Net income available to common stockholders	$3,113	$2,810	$10,208	$8,238

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited) (continued)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Per share data:
Basic net income per common share available to common stockholders	$0.37	$0.48	$1.35	$1.40
Diluted net income per common share available to common stockholders	$0.37	$0.47	$1.33	$1.38
Cash dividends declared per common share	—	—	0.29	0.26
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$3,663	$3,915	$11,858	$11,551
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(1,709) and $(1,073) for three months ended September 30, 2015 and 2014, respectively and $(1,662) and $(4,605) for nine months ended September 30, 2015 and 2014, respectively.	2,676	1,679	2,601	7,209
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(51) and $540 for three months ended September 30, 2015 and 2014, respectively and $(176) and $540 for nine months ended September 30, 2015 and 2014, respectively.	80	(844)	276	(844)
Less: reclassification adjustment for realized (gains) losses included in net income net of taxes of $0 and $(8) for three months ended September 30, 2015 and 2014, respectively and $90 and $278 for nine months ended September 30, 2015 and 2014, respectively.	(1)	12	(141)	(436)
Other comprehensive income, net of taxes	2,755	847	2,736	5,929
Comprehensive income	$6,418	$4,762	$14,594	$17,480

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$11,858	$11,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	889	495
Depreciation, amortization and accretion, net	2,908	3,010
Stock-based compensation expense	264	312
Gains on investment securities, net	(231)	(714)
(Gain) loss on sales of other real property owned, net	(32)	41
Loss on write down of fixed assets	166	85
Gains on sale of loans held for sale, net	(586)	(455)
Increase in accrued interest receivable	(298)	(362)
(Decrease) increase in accrued interest payable	(29)	34
Origination of loans held for sale	(43,106)	(33,125)
Proceeds from sale of loans held for sale	44,304	32,414
Increase in other assets	(2,327)	(1,961)
Decrease in other liabilities	(1,500)	(861)
Net cash provided by operating activities	12,280	10,464
Cash flows from investing activities:
Purchases of certificates of deposit investments	(12,930)	—
Proceeds from sales of securities available-for-sale	9,453	75,618
Proceeds from maturities of securities available-for-sale	55,057	48,889
Proceeds from maturities of securities held-to-maturity	10,000	—
Purchases of securities available-for-sale	(168,820)	(55,399)
Purchases of securities held-to-maturity	(10,000)	—
Net increase in loans	(23,068)	(57,421)
Purchases of premises and equipment	(1,380)	(989)
Proceeds from sales of other real property owned	113	524
Cash received related to acquisition, net of cash and cash equivalents acquired	279,468	—
Net cash provided by investing activities	137,893	11,222
Cash flows from financing activities:
Net increase in deposits	6,136	11,224
Decrease in repurchase agreements	(17,167)	(31,121)
Proceeds from FHLB advances	5,000	5,000
Repayment of FHLB advances	(5,000)	(10,000)
Proceeds from other borrowings	2,000	1,000
Repayment of other borrowings	(2,000)	(1,000)
Proceeds from issuance of common stock	28,165	493
Conversion of preferred stock	—	(5)
Purchase of treasury stock	(1,041)	(1,650)
Dividends paid on preferred stock	(1,001)	(2,024)
Dividends paid on common stock	(1,532)	(1,133)
Net cash provided by (used in) financing activities	13,560	(29,216)
Increase (decrease) in cash and cash equivalents	163,733	(7,530)
Cash and cash equivalents at beginning of period	51,730	65,102
Cash and cash equivalents at end of period	$215,463	$57,572

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Nine months ended September 30,
(In thousands)	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,506	$2,374
Income taxes	6,961	6,685
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	—	53,594
Loans transferred to other real estate owned	167	344
Dividends reinvested in common stock	597	576
Net tax benefit related to option and deferred compensation plans	85	101

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

Date:  December 16, 2015

Joseph R. Dively
President and Chief Executive Officer

Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q/A
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

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 14)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 *
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

* Exhibit 101 is being filed solely to correct the number of shares issued as of September 30, 2015 as described in the Explanatory Note to this Form 10-Q/A.