Form 10-K
period 2015-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2016-03-04
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $107,610,277.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 4, 2016, 8,456,302 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2016 Annual Meeting of Shareholders to be held on April 27, 2016 III

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

First Mid Bank also opened a de novo branch in Decatur, Illinois (2000); de novo branches in Champaign, Illinois and Maryville, Illinois (2002), a de novo branch in Highland, Illinois (2005) de novo branches in Decatur, Illinois and Champaign, Illinois (2009), and a de novo branch in Decatur, Illinois (2013).

In 2002, the Company acquired all of the outstanding stock of First Mid Insurance, an insurance agency located in Mattoon.

On September 10, 2010, First Mid Bank acquired 10 Illinois branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.

On August 14, 2015 First Mid Bank acquired 12 Illinois branch offices (the "ONB Branches") of Old National Bank in Southern Illinois, a national banking association having its principal office in Evansville, Indiana, located in Lawrenceville, Mt Carmel, Mt Vernon, Carmi, De Soto, Murphysboro, Marion, Harrisburg, Carterville and Carbondale, Illinois.

On December 1, 2015 FIrst Mid Insurance acquired Illiana Insurance Agency, LTD ("Illiana"), an insurance agency based in Philo, Illinois.

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 513 people on a full-time equivalent basis as of December 31, 2015.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of experience, technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 91% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile, health, life and other types of personal lines insurance to individuals. All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers.  Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Mission Statement. The Company’s mission statement is to fulfill the financial needs of our communities with exceptional personal service, professionalism and integrity, and deliver meaningful value and results for customers and shareholders.
Achieve 2020. Achieve 2020 is a strategic plan that was developed in 2015. This multi-year strategic plan has broad-based initiatives designed to ensure the Company performs at a level with the highest performing community banks in the Midwest and to increase value for its shareholders, customers and employees in the future. The strategic plan was developed by executive management of the Company, modified and adopted by the Board of Directors and communicated to employees. The Achieve 2020 plan was not undertaken as a result of any weaknesses or deficiencies identified during the Company's control assessments but rather as part of the Company's effort to continually assess and improve. Achieve 2020 is comprised of broad strategies that impact growth, customers, employees, and operations and infrastructure, shareholders and risk management. Following is a description of these strategies.
Growth Strategy.  The Company believes that growth of revenues and its customer base is vital to the goal of increasing the value of its shareholders’ investment. The Company strives to create shareholder value by maintaining a strong balance sheet and increasing profits. Management attempts to grow in two primary ways:

· by organic growth through adding new customers and selling more products and services to existing customers; and
· by strategic acquisitions.

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel attempt to match products and services with the particular financial needs of individual customers and prospective customers.  Many senior officers of the organization are required to attend monthly meetings where they report on their business development efforts and results.  Executive management uses these meetings as an educational and risk management opportunity as well.  Cross-selling opportunities are encouraged and measured between the business lines and is facilitated by an on-line application.

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $321 million at December 31, 2011 to $409 million at December 31, 2015.  Approximately 62% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2015. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, and investment services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty and group medical insurance for businesses and personal lines insurance to individuals.

Growth through acquisitions has been an integral part of the Company’s strategy for an extended period of time.  When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of building shareholder value.  Most past acquisitions have been cash-based transactions. The Company would also consider a stock-based acquisition if the strategic and financial metrics were compelling.

Customer Strategy. The Company uses its market and customer knowledge to build relationships that provide high-value customer experiences that continually improve customer satisfaction and loyalty.

Employee Strategy. The Company strives for employee engagement at all levels of the organization. The judgments, experiences and capabilities of these employees are used to create an environment where meeting the needs of our customer, communities and stockholders is always a priority.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The full Board of Directors must approve all underwriting decisions in excess of $15 million. While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $1.4 million (0.15% of total loans) over the past five years. Nonperforming loans were $4.0 million (0.31% of total loans) at December 31, 2015.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2015, the Company’s net interest margin decreased to 3.27% from 3.43% in 2014 primarily due to the additional cash received from the ONB acquisition that increased lower yielding interest-bearing balances at banks.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank does business.  First Mid Bank competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions.  The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2015, First Mid Bank operated facilities in the Illinois counties of Adams, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, Moultrie, Peoria, Piatt, Saline, Wabash, White and Williamson.  Each facility primarily serves the community in which it is located.  First Mid Bank served thirty-three different communities with forty-six separate locations in Illinois.  Within the areas of service, there are numerous competing financial institutions and financial services companies.

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

Acquisition of Illiana

On December 1, 2015, First Mid Insurance Group, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Illiana, a health plan and life insurance and annuities business.

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

As included in the proposed rule of June 2012, the final rule included new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and First Mid Bank beginning in 2015 were: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

The final rule also made three changes to the proposed rule of June 2012 that impacted the Company. First, the proposed rule required banking organizations to include accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital. AOCI includes accumulated unrealized gains and losses on certain assets and liabilities that have not been included in net income. Under existing general risk-based capital rules, most components of AOCI are not included in a banking organization's regulatory capital calculations. The final rule allowed community banking organizations to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company has made this election

Second, the proposed rule modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposure into two categories in order to determine the applicable risk weight. The final rule, however, retained the existing treatment for residential mortgage exposures under the general risk-based capital rules.

Third, the proposed rule required banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, such as the Company, to phase out over ten years any trust preferred securities and cumulative perpetual preferred securities from its Tier 1 capital regulatory capital. The final rule, however, permanently grandfathers into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 4%.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series C Preferred Stock issued by the Company in 2011, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2015, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.25%, a Tier 1 risk-based ratio of 13.23% and a leverage ratio of 9.20%.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $809,000, $717,000 and $743,000 for this assessment during 2015, 2014 and 2013, respectively. The increase in this assessment was primarily due to an increase in quarterly average assets.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $95,000, $87,000 and $89,000 during 2015, 2014 and 2013, respectively, for this assessment.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2015, 2014, and 2013 First Mid Bank paid supervisory fees to the OCC totaling $352,000, $342,000, and $333,000, respectively.

Capital Requirements.  The OCC has established the following minimum capital standards for national banks, such as First Mid Bank:  a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 4%, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2015, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 13.75%, a Tier 1 risk-based ratio of 12.73% and a leverage ratio of 8.83%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.  As of December 31, 2015, approximately $35.2 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (56)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (47)	Senior Executive Vice President and Chief Financial Officer
John W. Hedges (67)	Senior Executive Vice President
Laurel G. Allenbaugh (55)	Executive Vice President
Eric S. McRae (50)	Executive Vice President
Bradley L. Beesley (44)	Executive Vice President
Christopher L. Slabach (53)	Senior Vice President
Clay M. Dean (41)	Senior Vice President
Amanda D. Lewis (36)	Senior Vice President

Joseph R. Dively, age 56, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 47, has been Senior Executive Vice President since 2014 and Chief Financial Officer of the Company since 2000. He served as Executive Vice President from from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 67, has been Senior Executive Vice President of the Company and Senior Executive Vice President and Chief Credit Officer of First Mid Bank since May 2011. He served as President of First Mid Bank from September 1999 to May 2011.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 55, has been Executive Vice President of the Company and Executive Vice President, Chief Operations & IT Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 50, has been Executive Vice President of the Company and Executive Vice President, Senior Lender of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 44, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015. He served as Senior Vice President from May 2007 to March 2015.

Christopher L. Slabach, age 53, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 41, has been Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 36, has been Senior Vice President of the Company and Senior Vice President, Chief Deposit Services Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $848 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2015. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2015, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2015. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

If the Company is unable to make favorable acquisitions or successfully integrate our acquisitions, the Company’s growth could be impacted.  In the past several years, the Company has completed acquisitions of banks, bank branches and other businesses. We may continue to make such acquisitions in the future. When the Company evaluates acquisition opportunities, the Company evaluates whether the target institution has a culture similar to the Company, experienced management and the potential to improve the financial performance of the Company.  If the Company fails to successfully identify, complete and integrate favorable acquisitions, the Company could experience slower growth.  Acquiring other banks, bank branches or businesses involves various risks commonly associated with acquisitions, including, among other things: potential exposure to unknown or contingent liabilities or asset quality issues of the target institution, difficulty and expense of integrating the operations and personnel of the target institution, potential disruption to the Company (including diversion of management’s time and attention), difficulty in estimating the value of the target institution, and potential changes in banking or tax laws or regulations that may affect the target institution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois . This location is also used by the loan and deposit operations departments of First Mid Bank.  In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which it is currently leasing to a non-affiliated third party.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS or its data processing and by First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-three counties throughout Illinois.  Of the forty-five other banking offices operated by First Mid Bank, twenty-four are owned and twenty-one are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2015 was $31.3 million.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 566 shareholders of record as of December 31, 2015 and is included for quotation on the NASDAQ Stock Market, LLC.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2015
4th	$26.50	$21.05
3rd	22.50	21.00
2nd	21.97	19.35
1st	21.10	17.51
2014
4th	$22.00	$16.90
3rd	22.00	19.05
2nd	23.80	19.05
1st	23.50	21.00

The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2015 and 2014. The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/27/2015	12/07/2015	$0.29
04/29/2015	06/08/2015	0.30
10/28/2014	12/08/2014	0.29
04/30/2014	06/06/2014	0.26

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

The following table summarizes share repurchase activity for the fourth quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2015 – October 31, 2015	—	—	—	$7,198,000
November 1, 2015 – November 30, 2015	—	—	—	7,198,000
December 1, 2015 – December 31, 2015	1,101	$22.54	1,101	7,173,000
Total	1,101	$22.54	1,101	$7,173,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 28, 2014, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2015	2014	2013	2012	2011
Summary of Operations
Interest income	$59,251	$54,734	$53,459	$55,767	$56,772
Interest expense	3,499	3,252	3,535	6,157	8,504
Net interest income	55,752	51,482	49,924	49,610	48,268
Provision for loan losses	1,318	629	2,193	2,647	3,101
Other income	20,544	18,369	19,341	18,310	15,787
Other expense	49,248	44,507	43,504	42,838	43,053
Income before income taxes	25,730	24,715	23,568	22,435	17,901
Income tax expense	9,218	9,254	8,846	8,410	6,529
Net income	16,512	15,461	14,722	14,025	11,372
Dividends on preferred shares	2,200	4,152	4,417	4,252	3,576
Net income available to common stockholders	$14,312	$11,309	$10,305	$9,773	$7,796
Per Common Share Data
Basic earnings per share	$1.84	$1.88	$1.74	$1.62	$1.29
Diluted earnings per share	1.81	1.85	1.73	1.62	1.29
Dividends declared per share	0.59	0.55	0.46	0.42	0.40
Book value per common share	21.01	19.55	16.54	17.53	16.18
Tangible Book Value per common share	15.09	15.63	11.75	12.68	11.24
Capital Ratios
Total capital to risk-weighted assets	14.25%	15.60%	15.58%	15.65%	14.48%
Tier 1 capital to risk-weighted assets	13.23%	14.42%	14.37%	14.51%	13.37%
Common equity tier 1 ratio	9.92%	10.32%	7.78%	7.54%	7.00%
Tier 1 capital to average assets	9.20%	10.52%	10.12%	9.66%	8.99%
Financial Ratios
Net interest margin	3.27%	3.43%	3.38%	3.44%	3.45%
Return on average assets	0.91%	0.97%	0.94%	0.91%	0.76%
Return on average common equity	8.97%	10.34%	10.11%	9.53%	8.36%
Dividend on common shares payout ratio	32.07%	29.26%	26.44%	25.93%	31.01%
Average equity to average assets	10.34%	9.94%	9.81%	9.76%	8.88%
Allowance for loan losses as a percent of total loans	1.14%	1.29%	1.35%	1.29%	1.29%
Year End Balances
Total assets	$2,114,499	$1,607,103	$1,605,498	$1,578,032	$1,500,956
Net loans, including loans held for sale	1,267,313	1,048,724	969,555	899,289	848,954
Total deposits	1,732,568	1,272,077	1,287,616	1,274,065	1,170,734
Total equity	205,009	164,916	149,381	156,687	140,967
Average Balances
Total assets	$1,807,998	$1,593,227	$1,568,638	$1,543,453	$1,502,794
Net loans, including loans held for sale	1,112,413	1,008,980	912,452	855,335	796,520
Total deposits	1,455,047	1,293,621	1,283,599	1,236,598	1,212,206
Total equity	186,898	158,364	153,922	150,578	133,444

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2015, 2014 and 2013.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2015, 2014 and 2013

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

Net income was $16.5 million, $15.5 million, and $14.7 million and diluted earnings per share were $1.81, $1.85, and $1.73 for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net income in 2015 was primarily the result of an increase in net interest income due to growth in loan balances and sustained low funding costs, a reduction in provision for loan losses given lower non-performing assets and net charge-offs, while the decrease in earnings per share was due to the increase in common shares following the capital raise completed in the second quarter of 2015. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Return on average assets	0.91%	0.97%	0.94%
Return on average common equity	8.97%	10.34%	10.11%
Average common equity to average assets	10.34%	9.94%	9.81%

Total assets at December 31, 2015, 2014 and 2013 were $2.11 billion, $1.61 billion, and $1.61 billion, respectively. Net loan balances increased to $1.27 billion at December 31, 2015, from $1.05 billion at December 31, 2014, from $970 million at December 31, 2013. Of the increase in 2015, $152 million was due to loans acquired in the Old National Bank purchase, In addition, $48.7 million or 22% was due to increases in commercial and industrial loans and $20.7 million or 9% was due to increases in loans secured by real estate. Of the increase in 2014, $55.4 million or 32.9% was due to increases in commercial and industrial loans and $19.8 million or 2.7% was due to increases in loans secured by real estate. Of the increase in 2013, $61.4 million or 86% was due to increases in loans secured by real estate.

Total deposit balances increased to $1.73 billion at December 31, 2015 from $1.27 billion at December 31, 2014 and from $1.29 billion at December 31, 2013. The increase in 2015 was primarily the result of the acquisition of the ONB Branches during third quarter of 2015 that included $454 million in deposits . The decline in 2014 was due to declines in non-interest bearing deposits and higher rate CDs that matured and were not replaced offset by an increase in interest bearing deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.27% for 2015, 3.43% for 2014 and 3.38% for 2013. The decrease during 2015 was primarily due to the decline in earning asset yields from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and declines in loan yields. The increase during 2014 was primarily due to the growth in loan balances.

Net interest income increased to $55.8 million in 2015 from $51.5 million in 2014 and $49.9 million in 2013.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $20.5 million in 2015 compared to $18.4 million in 2014 and $19.3 million in 2013. ATM revenue increased by $761,000 or 19.4%, and service charge income increased $417,000 or 7.9% primarily due to increased transactions following the Old National Bank Branch acquisition, Mortgage banking income increased $158,000 or 26.5% as refinance activity and new purchase activity has increased due to lower mortgage rates. Additionally, trust, brokerage & insurance commissions increased $762,000 or 12%. The primary reason for the decrease of $.9 million or 5% from 2013 to 2014 was less gains on sales of securities and a decline in mortgage banking income as refinance and new purchase activity has slowed, offset by increases in revenue from brokerage and insurance commissions and deposit account service charges.

Non-interest expenses increased $4,741,000, to $49.2 million in 2015 compared to $44.5 million in 2014, and $43.5 million in 2013.  The increase during 2015 was primarily due to expenses incurred of $1.4 million to acquire the twelve ONB Branches and expenses for the operation of the branches from acquisition in August through year-end. In addition, salaries & benefits expense increased $1.6 million or 6.3%, and occupancy & equipment expense increased $796,000 or 9.5%. The increase during 2014 of 2.3% was primarily due to an increase in salary and benefits expense as a result of higher officer salary and insurance costs.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2015 vs 2014	2014 vs 2013
Net interest income	$4,270	$1,558
Provision for loan losses	(689)	1,564
Other income, including securities transactions	2,175	(972)
Other expenses	(4,741)	(1,003)
Income taxes	36	(408)
Increase in net income	$1,051	$739

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $4.0 million at December 31, 2015 compared to $4.5 million at December 31, 2014, and $6.5 million at December 31, 2013.  The decrease in 2015 and 2014 was the result of loans that paid off or became current during the year and loans transferred to other real estate owned. Other real estate owned balances totaled $477,000 at December 31, 2014 compared to $263,000 at December 31, 2014, and $568,000 at December 31, 2013. The increase in 2015 was due to more properties being transferred in than sold during the year. The Company’s provision for loan losses was $1.3 million for 2015, compared to $629,000 for 2014, and $2.2 million for 2013.  At December 31, 2015, loans secured by both commercial and residential real estate comprised 66%, 70%, and 74% of the loan portfolio for 2015, 2014, and 2013, respectively.

The Company also held an investment in one trust preferred security with a fair value of $1.9 million and unrealized losses of $1.2 million compared to a fair value of $364,000 and unrealized losses of $2.9 million at December 31, 2014. During 2015 and 2014 the Company did not record any additional impairment charges for these securities. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2015, 2014, and 2013 was 13.23%, 14.42%, and 14.37%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2015, 2014, and 2013 was 14.25%, 15.60% ,and 15.58%, respectively. The primary reason for the decrease in these ratios was completion of the acquisition of twelve ONB Branches which increased risk-weighted assets by approximately $227 million offset by completion of private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million. The increase in these ratios during 2014 was primarily the result of an increase in retained earnings from current year net income and slightly lower preferred dividends due to the conversion of Series B Preferred Stock. The decline in these ratios during 2013 was primarily due to a decrease in retained earning resulting from a greater amount of preferred dividends paid following the issuance of additional Series C Preferred Stock in 2012. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2015, 2014 and 2013 were $298.3 million, $242.8 million, and $244.2 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2015 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$78,605	$199	0.25%	$32,379	$83	0.26%	$13,633	$33	0.24%
Federal funds sold	493	—	0.10%	495	1	0.10%	6,923	6	0.09%
Certificates of deposit investments	5,118	44	0.86%	—	—	—%	2,554	14	0.55%
Investment securities
Taxable	400,423	7,741	1.93%	374,285	7,499	2.00%	466,031	9,153	1.96%
Tax-exempt (1)	88,194	2,807	3.18%	69,614	2,352	3.38%	61,127	2,069	3.38%
Loans (2) (3)	1,126,479	48,460	4.30%	1,022,605	44,799	4.38%	924,900	42,184	4.56%
Total earning assets	1,699,312	59,251	3.49%	1,499,378	54,734	3.65%	1,475,168	53,459	3.62%
Cash and due from banks	39,296			34,782			30,397
Premises and equipment	28,883			27,892			29,089
Other assets	54,573			44,800			46,432
Allowance for loan losses	(14,066)			(13,625)			(12,448)
Total assets	$1,807,998			$1,593,227			$1,568,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$669,442	722	0.11%	$559,168	689	0.12%	$544,157	795	0.15%
Savings deposits	298,594	398	0.13%	281,185	375	0.13%	294,615	452	0.15%
Time deposits	219,836	1,162	0.53%	229,763	1,287	0.56%	207,454	1,456	0.70%
Securities sold under agreements
to repurchase	113,748	62	0.05%	97,478	47	0.05%	87,468	46	0.05%
FHLB advances	23,164	616	2.66%	14,575	339	2.33%	13,258	254	1.91%
Federal funds purchased	142	—	—%	16	—	0.52%	1,463	9	0.62%
Subordinated debentures	20,620	526	2.55%	20,620	514	2.49%	20,620	523	2.54%
Other debt	471	13	2.66%	101	1	1.22%	—	—	—%
Total interest-bearing liabilities	1,346,017	3,499	0.26%	1,202,906	3,252	0.27%	1,169,035	3,535	0.30%
Demand deposits	267,175			223,505			237,373
Other liabilities	7,908			8,452			8,308
Stockholders’ equity	186,898			158,364			153,922
Total liabilities & equity	$1,807,998			$1,593,227			$1,568,638
Net interest income		$55,752			$51,482			$49,924
Net interest spread			3.23%			3.38%			3.32%
Impact of non-interest bearing funds			0.04%			0.05%			0.06%
Net yield on interest-earning assets			3.27%			3.43%			3.38%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2015 Compared to 2014 Increase – (Decrease)			2014 Compared to 2013 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$116	$119	$(3)	$50	$47	$3
Federal funds sold	(1)	(1)	—	(5)	(6)	1
Certificates of deposit investments	44	44	—	(14)	(7)	(7)
Investment securities:
Taxable	242	510	(268)	(1,654)	(1,836)	182
Tax-exempt (2)	455	598	(143)	283	287	(4)
Loans (3)	3,661	4,490	(829)	2,615	4,328	(1,713)
Total interest income	4,517	5,760	(1,243)	1,275	2,813	(1,538)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	33	102	(69)	(106)	27	(133)
Savings deposits	23	23	—	(77)	(19)	(58)
Time deposits	(125)	(56)	(69)	(169)	144	(313)
Securities sold under agreements
to repurchase	15	15	—	1	1	—
FHLB advances	277	223	54	85	26	59
Federal funds purchased	—	—	—	(9)	(8)	(1)
Subordinated debentures	12	—	12	(9)	—	(9)
Other debt	12	10	2	1	(326)	327
Total interest expense	247	317	(70)	(283)	(155)	(128)
Net interest income	$4,270	$5,443	$(1,173)	$1,558	$2,968	$(1,410)
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $4.3 million or 8.3% in 2015 compared to an increase of $1.6 million or 3.1% in 2014. Net interest income increased primarily due to assets added in the acquisition of twelve ONB Branches and the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yield from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and declines in loan and investment yields. The increase in 2014 is primarily due to growth in average earning assets and an increase in net interest margin. The net interest margin increased due to the shift in balances of investment securities to higher-yielding loans, an increase in yield on investments and the reduction in deposit costs.

In 2015 average earning assets increased by $199.9 million, or 13.3%, and average interest-bearing liabilities increased by $143.1 million or 11.9%. In 2014, average earning assets increased by $24.2 million or 1.6% and average interest-bearing liabilities increased $33.9 million or 2.9% compared with 2013. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $46.2 million or 142.8% in 2015 compared to 2014. In 2014, average interest-bearing deposits held by the Company increased $18.7 million or 137.5% compared to 2013.

•	Average federal funds sold decreased $2,000 or 0.4% in 2015 compared to 2014. In 2014, average federal funds sold decreased $6.4 million or 92.8% compared to 2013.

•
Average certificates of deposit investments increased $5.1 million or 100.0% in 2015 compared to 2014. In 2014, average certificates of deposit investments decreased $2.6 million or 100.0% compared to 2013.

•	Average loans increased by $103.9 million or 10.2% in 2015 compared to 2014. In 2014, average loans increased by $97.7 million or 10.6% compared to 2013.

•	Average securities increased by $44.7 million or 10.1% in 2015 compared to 2014. In 2014, average securities decreased by $83.3 million or 15.8% compared to 2013.

•	Average deposits increased by $117.8 million or 11.0% in 2015 compared to 2014. In 2014, average deposits increased by $23.9 million or 2.3% compared to 2013.

•
Average securities sold under agreements to repurchase increased by $16.3 million or 16.7% in 2015 compared to 2014.  In 2014, average securities sold under agreements to repurchase increased by $10.0 million or 11.4% compared to 2013.

•	Average borrowings and other debt increased by $9.1 million or 25.7% in 2015 compared to 2014. In 2014, average borrowings and other debt decreased by $29,000 or 0.1% compared to 2013.

•	The federal funds rate remained at a range of .25% to .30% at December 31, 2015, 2014 and 2013.

•	Net interest margin decreased to 3.27% compared to 3.43% in 2014 and 3.38% in 2013. Asset yields decreased by 16 basis points in 2015, and interest-bearing liabilities decreased by 1 basis point.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2015, 2014 and 2013 were $1,674,000, $1,435,000, and $1,316,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.37% in 2015, 3.53% in 2014 and 3.47% in 2013.

Provision for Loan Losses

The provision for loan losses in 2015 was $1,318,000 compared to $629,000 in 2014 and $2,193,000 in 2013. Nonperforming loans decreased to $4,013,000 at December 31, 2015 from $4,540,000 at December 31, 2014 and $6,469,000 at December 31, 2013. The increase in provision expense in 2015 was the result of an increase in net charge offs and an increase in loan balances. Net charge-offs were $424,000 during 2015, $196,000 during 2014 and $720,000 during 2013. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2015	2014	2013	2015	2014
Trust	$3,746	$3,571	$3,565	$175	$6
Brokerage	1,315	1,039	833	276	206
Insurance commissions	2,107	1,796	1,638	311	158
Service charges	5,681	5,264	4,865	417	399
Securities gains	452	715	2,293	(263)	(1,578)
Mortgage banking	754	596	935	158	(339)
ATM / debit card revenue	4,676	3,915	3,772	761	143
Other	1,813	1,473	1,440	340	33
Total other income	$20,544	$18,369	$19,341	$2,175	$(972)

Total non-interest income increased to $20.5 million in 2015 compared to $18.4 million in 2014 and $19.3 million in 2013.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $175,000 or 4.9% in 2015 to $3,746,000 from $3,571,000 in 2014 and $3,565,000 in 2013. The increases during 2015 and 2014 were primarily due to increases in market value related fees. Trust assets were $794.0 million at December 31, 2015 compared to $757.3 million at December 31, 2014 and $722.9 million at December 31, 2013.

•
Revenue from brokerage increased $276,000 or 26.6% to $1,315,000 in 2015 from $1,039,000 in 2014 and $833,000 in 2013 due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $311,000 or 17.3% to $2,107,000 in 2015 from $1,796,000 in 2014 compared to $1,638,000 in 2013.  The increase from 2014 to 2015 was due to an increase in contingency income received from carriers based on claims experience and an increase in commission and fee income received. The increase from 2013 to 2014 was due to an increase in contingency income received from carriers based on claims experience.

•
Fees from service charges increased $417,000 or 7.9% to $5,681,000 in 2015 from $5,264,000 in 2014 and $4,865,000 in 2013.  The increase from 2014 to 2015 was primarily due to additional income from the ONB branches acquired in the third quarter of 2015. The increase from 2013 to 2014 was primarily due to an increase in overdraft fees and transaction service charges.

•
Net securities gains in 2015 were $452,000 down $263,000 or (36.8)% from $715,000 in 2014 and $2,293,000 in 2013.  The decline in 2015 was due to market conditions and balance sheet position. The decline in security gains from 2013 to 2014 was primarily due to the sale of two trust preferred securities that resulted in net security gains of $1.4 million.

•
Mortgage banking income increased $158,000 or 26.5% to $754,000 in 2015 from $596,000 in 2014 and $935,000 in 2013.  The increase during 2015 was due to a increase in the volume of loans originated and sold by First Mid Bank.  Loans sold balances are as follows:

▪	$57 million (representing 457 loans) in 2015

▪	$44 million (representing 368 loans) in 2014

▪	$65 million (representing 552 loans) in 2013

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $761,000 or 19.4% to $4,676,000 in 2015 from $3,915,000 in 2014 compared to $3,772,000 in 2013. The increase from 2014 to 2015 was due to the ONB Branches acquired during the third quarter of 2015 and an increase in electronic transactions and incentives received from VISA. The increase from 2013 to 2014 was primarily due to in increase in electronic transactions and incentives received from VISA.

•
Other income increased $340,000 or 23.1% in 2015 to $1,813,000 from $1,473,000 in 2014 compared to $1,440,000 in 2013.  The increase from 2014 to 2015 was due to income from the ONB branches acquired during the third quarter of 2015 and an increase in merchant card processing fees. The increase from 2013 to 2014 was primarily due to an increase in merchant card processing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2015	2014	2013	2015	2014
Salaries and benefits	$26,337	$24,771	$24,128	$1,566	$643
Occupancy and equipment	9,143	8,347	8,223	796	124
Other real estate owned, net	19	23	163	(4)	(140)
FDIC insurance assessment expense	904	804	832	100	(28)
Amortization of other intangibles	891	643	674	248	(31)
Stationery and supplies	681	646	603	35	43
Legal and professional fees	2,474	2,333	2,070	141	263
Marketing and promotion	1,092	1,015	1,221	77	(206)
Other	7,707	5,925	5,590	1,782	335
Total other expense	$49,248	$44,507	$43,504	$4,741	$1,003

Total non-interest expense increased to $49.2 million in 2015 from $44.5 million in 2014 and $43.5 million in 2013.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $1,566,000 or 6.3% to $26.3 million from $24.8 million in 2014, and $24.1 million in 2013. The increase was due to the addition of 84 employees with the acquisition of twelve ONB branches and merit increases for continuing employees during the first quarter of 2015. The increase in 2014 was primarily due to merit increases for continuing employees during the first quarter of 2014 offset by a decrease in the number of employees. There were 513 full-time equivalent employees at December 31, 2015, compared to 400 at December 31, 2014, and 406 at December 31, 2013.

•
Occupancy and equipment expense increased $796,000 or 9.5% to $9.1 million in 2015 from $8.3 million in 2014, compared to $8.2 million in 2013. The increase in 2015 was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches. The increase in 2014 was primarily due to increases in maintenance and repair expense for equipment and software and buildings owned by the company offset by less depreciation expense on software that was fully amortized during 2014.

•
Net other real estate owned expense decreased $4,000 or 17.4% to $19,000 from $23,000 in 2014, and $163,000 in 2013. The decrease in 2015 was primarily due to less losses on properties sold during 2015 compared to properties sold in 2014. The decrease during 2014 were primarily due to the decline in the outstanding balance of other real estate owned.

•
FDIC insurance expense increased $100,000 or 12.4% to $904,000 from $804,000 in 2014, and $832,000 in 2013. The increase in 2015 was primarily due to an increase in average assets due to the acquisition of twelve ONB Branches. The decrease in 2014 was primarily due to lower assessment rates as a result of improved asset quality offset by an increase in average assets compared to the previous year.

•
Amortization of other intangibles expense increased $248,000 or 38.6% to $891,000 from $643,000 in 2014, compared to $674,000 in 2013. The increase in 2015 was due to the acquisition of twelve ONB Branches. The decrease in intangible amortization expense in 2014 was due to less amortization expense for core deposit intangibles.

•
Other operating expenses increased $1,782,000 or 30.1% to $7,707,000 from $5,925,000 in 2014, compared to $5,590,000 in 2013. The increase in 2015 was primarily due to expenses incurred to acquire of twelve ONB Branches during the third quarter of 2015. The increase in 2014 was primarily due to filing and listing fees paid to NASDAQ during 2014 that was not paid during 2013 and increases in various other expenses in 2014.

•
On a net basis, all other categories of operating expenses increased $253,000 or 6.3% to $4,247,000 from $3,994,000 in 2014, compared to $3,894,000 in 2013. The increase in 2015 was primarily due to an increase in legal and professional fees, marketing and promotion, and stationary and supplies due to the acquisition of twelve ONB Branches. The increase in 2014 was primarily due to an increase in legal and professional fees offset by a decrease in marketing and promotion.

Income Taxes

Income tax expense amounted to $9,218,000 in 2015 compared to $9,254,000 in 2014, and $8,846,000 in 2013.  Effective tax rates were 35.8% for 2015, 37.4% for 2014, and 37.5% for 2013.  The decline in effective tax rate for 2015 was primarily due to a reduction in the Company's state tax rate, from 9.5% to 7.75% beginning January 1, 2015.

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

	December 31,
	2015		2014		2013
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$175,576	1.70%	$154,874	1.72%	$197,805	1.56%
Obligations of states and political subdivisions	107,164	3.22%	75,589	3.33%	65,304	3.43%
Mortgage-backed securities: GSE residential	312,132	2.52%	193,814	2.48%	229,661	2.60%
Trust preferred securities	3,130	1.41%	3,300	1.14%	3,652	1.14%
Other securities	4,035	1.38%	4,036	1.20%	6,035	1.17%
Total securities	$602,037	2.39%	$431,613	2.33%	$502,457	2.27%

At December 31, 2015, the Company’s investment portfolio increased by $170.4 million from December 31, 2014 primarily due to purchases of obligation of U.S. government corporations and agencies securities and mortgaged-backed securities as the company deploys the excess cash received in the acquisition of the ONB Branches.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. During the third quarter of 2014, management evaluated its available-for-sale portfolio and transferred obligations of U.S. government corporations & agencies securities with a fair value of $53.6 million from available-for-sale to held-to-maturity to reduce price volatility. Management determined it has both the intent and ability to hold these securities to maturity. Transfers of investment securities into the held-to-maturity category from available-for-sale are made at fair value on the date of transfer. There were no gains or losses recognized as a result of this transfer. The related $1.4 million of unrealized holding loss that was included in the transfer is retained in the carrying value of the held-to-maturity securities and in other comprehensive income net of deferred taxes. These amounts are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

The table below presents the credit ratings as of December 31, 2015 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2015 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,368	$90,141	$—	$90,141	$—	$—	$—	$—
Obligations of state and political subdivisions	107,164	110,717	3,066	75,996	30,827	—	—	828
Mortgage-backed securities (2)	312,132	312,054	—	—	—	—	—	312,054
Trust preferred securities	3,130	1,906	—	—	—	—	1,906	—
Other securities	4,035	4,030	—	—	2,000	1,966	—	64
Total investments	$516,829	$518,848	$3,066	$166,137	$32,827	$1,966	$1,906	$312,946
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,208	$85,737	$—	$80,737	$—	$—	$—	$5,000

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

The trust preferred securities consist of one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding this security as of December 31, 2015:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,130,000
Fair value	$1,906,000
Unrealized gains/(losses)	$(1,224,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,712,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	40.2%
Performing collateral	$291,212,000
Estimated incremental defaults	$67,084,000
Current balance of class	$34,694,000
Subordination	$198,241,000
Excess subordination	$10,797,000
Excess subordination as a % of remaining performing collateral	12.0%
Discount rate (1)	1.62%-4.29%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

During the year ended December 31, 2015 the Company received all of the contractual interest payments for its trust preferred security. During 2014 and 2013, the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question failed and interest received on the PIK note was being capitalized, which means the principal balance was being increased. Once the coverage test is met, capitalized interest is paid in cash and current cash interest payments resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine branch or class which are subordinate to the more senior tranches of the issues. During 2013, the Company received it's full interest payments.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing its trust preferred security on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep its remaining trust preferred security on non-accrual status until the scheduled interest payments resume on a regular basis and the full payment of the securities is ensured. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of the securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2015 and 2014.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2015	% Outstanding Loans	2014	2013	2012	2011
Construction and land development	$39,209	3.1%	$21,627	$25,321	$31,341	$23,136
Farm loans	122,474	9.6%	110,193	109,405	86,271	72,585
1-4 Family residential properties	231,571	18.1%	181,921	184,761	186,498	181,849
Multifamily residential properties	45,740	3.6%	53,129	50,174	44,863	19,846
Commercial real estate	409,172	31.9%	379,604	356,999	316,322	321,001
Loans secured by real estate	848,166	66.3%	746,474	726,660	665,295	618,417
Agricultural loans	75,886	5.9%	68,298	64,128	61,014	63,257
Commercial and industrial loans	305,060	23.7%	223,780	168,353	160,299	150,716
Consumer loans	41,579	3.2%	15,118	14,579	16,264	16,271
All other loans	11,198	0.9%	8,736	9,084	8,193	11,413
Total loans	$1,281,889	100.0%	$1,062,406	$982,804	$911,065	$860,074

Loan balances increased by $219.5 million or 20.7% from December 31, 2014 to December 31, 2015 primarily due to loans added in the acquisition of twelve ONB Branches and increases in originations of loans secured by real estate and commercial and industrial loans. Loan balances increased by $79.6 million or 8.1% from December 31, 2013 to December 31, 2014 primarily due to originations of loans commercial and industrial loans. The balances of loans sold into the secondary market were $57.1 million in 2015 compared to $44.0 million in 2014. The balance of real estate loans held for sale, included in the balances shown above, amounted to $968,000 and $1,958,000 as of December 31, 2015 and 2014, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Central region	$401,150	31.3%	$368,484	34.7%
Sullivan region	161,921	12.6%	153,731	14.5%
Decatur region	287,788	22.5%	256,241	24.1%
Peoria region	172,203	13.4%	166,056	15.6%
Highland region	114,378	8.9%	117,894	11.1%
Southern region	144,449	11.3%	—	—%
Total all regions	$1,281,889	100.0%	$1,062,406	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2015 and 2014, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2015 and 2014, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2015		December 31, 2014
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$161,495	12.60%	$155,136	14.60%
All Other General Merchandise Stores	39,864	3.11%	46,169	4.35%
Lessors of non-residential buildings	109,070	8.51%	96,508	9.08%
Lessors of residential buildings & dwellings	67,513	5.27%	65,781	6.19%
Hotels and motels	62,881	4.91%	56,546	5.32%

Balances of all other grain merchandise stores were not considered a concentration during 2015, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2015, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$34,264	$4,077	$868	$39,209
Farm loans	6,452	53,094	62,928	122,474
1-4 Family residential properties	21,531	78,887	131,153	231,571
Multifamily residential properties	1,372	18,266	26,102	45,740
Commercial real estate	43,196	238,296	127,680	409,172
Loans secured by real estate	106,815	392,620	348,731	848,166
Agricultural loans	56,702	18,225	959	75,886
Commercial and industrial loans	130,591	119,409	55,060	305,060
Consumer loans	3,299	27,444	10,836	41,579
All other loans	1,398	3,971	5,829	11,198
Total loans	$298,805	$561,669	$421,415	$1,281,889

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2015, loans with maturities over one year consisted of approximately $841.9 million in fixed rate loans and approximately $141.2 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$3,412	$4,105	$6,121	$7,573	$6,723
Restructured loans which are performing in accordance with revised terms	601	435	348	20	717
Total nonperforming loans	4,013	4,540	6,469	7,593	7,440
Repossessed assets	477	263	568	1,229	4,606
Total nonperforming loans and repossessed assets	$4,490	$4,803	$7,037	$8,822	$12,046
Nonperforming loans to loans, before allowance for loan losses	0.31%	0.43%	0.66%	0.83%	0.87%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.35%	0.45%	0.72%	0.98%	1.40%
The $693,000 decrease in nonaccrual loans during 2015 resulted from the net of $2.3 million of loans put on nonaccrual status, offset by $397,000 of loans transferred to other real estate owned, $85,000 of loans charged off and $2.5 million of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$142	4.2%	$785	19.1%
Farm loans	454	13.3%	29	0.7%
1-4 Family residential properties	975	28.5%	878	21.4%
Multifamily residential properties	317	9.3%	—	—%
Commercial real estate	269	7.9%	2,074	50.5%
Loans secured by real estate	2,157	63.2%	3,766	91.7%
Agricultural loans	79	2.3%	—	—%
Commercial and industrial loans	928	27.2%	332	8.1%
Consumer loans	248	7.3%	7	0.2%
Total loans	$3,412	100.0%	$4,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $48,000, $71,000 and $45,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The $215,000 increase in repossessed assets during 2015 resulted from the net of $470,000 of additional assets repossessed, $234,000 of repossessed assets sold and $21,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Construction and land development	$186	38.9%	$201	76.4%
1-4 family residential properties	—	—%	62	23.6%
Commercial real estate	291	60.9%	—	—%
Total real estate	477	99.8%	263	100.0%
Consumer Loans	1	0.2%	—	—%
Total repossessed collateral	$478	100.0%	$263	100.0%

Repossessed assets sold during 2015 resulted in net losses of $21,000, of which $14,000 was related to real estate asset sales and $7,000 was related to other repossessed assets sales. Repossessed assets sold during 2014 resulted in net losses of $33,000, of which $33,000 were related to real estate asset sales and $0 was related to other repossessed assets sales.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes three-year loss migration analysis as one of several components in assessing the probability of inherent future losses. Given the continued weakened economic conditions, management also increased its allocation to various loan categories for economic factors during 2015 and 2014. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2015, the Company’s loan portfolio included $198.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $161.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $19.9 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming increased $6.4 million from $155.1 million at December 31, 2014.

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

In addition, the Company has $62.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $109.1 million of loans to lessors of non-residential buildings and $67.5 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2015	2014	2013	2012	2011
Average loans outstanding, net of unearned income	$1,126,479	$1,022,605	$924,900	$866,912	$807,463
Allowance-beginning of period	13,682	13,249	11,776	11,120	10,393
Charge-offs:
Real estate-mortgage	131	185	479	1,423	2,625
Commercial, financial & agricultural	222	41	426	699	881
Installment	285	63	35	79	92
Other	268	248	188	170	162
Total charge-offs	906	537	1,128	2,371	3,760
Recoveries:
Real estate-mortgage	186	110	36	137	1,171
Commercial, financial & agricultural	120	78	232	85	97
Installment	24	26	30	67	28
Other	152	127	110	91	90
Total recoveries	482	341	408	380	1,386
Net charge-offs	424	196	720	1,991	2,374
Provision for loan losses	1,318	629	2,193	2,647	3,101
Allowance-end of period	$14,576	$13,682	$13,249	$11,776	$11,120
Ratio of annualized net charge-offs to average loans	0.04%	0.03%	0.08%	0.23%	0.29%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.14%	1.29%	1.35%	1.29%	1.29%
Ratio of allowance for loan losses to nonperforming loans	363.0%	301.4%	204.8%	155.1%	149.5%

The ratio of the allowance for loan losses to nonperforming loans is 363.0% as of December 31, 2015 compared to 301.4% as of December 31, 2014.  The increase in this ratio is primarily due to the decline in nonperforming loans during 2015. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2015, the Company had net charge-offs of $424,000 compared to $196,000 in 2014. During 2015, the Company's significant charge-offs included $49,000 on one commercial real estate loan, $149,000 on one commercial loan, and $251,000 on one consumer loan. During 2014, the Company's significant charge-offs included $110,000 on four commercial real estate loans to 3 borrowers and $34,000 on one consumer loan.

At December 31, 2015, the allowance for loan losses amounted to $14.6 million or 1.14% of total loans. At December 31, 2014, the allowance for loan losses amounted to $13.7 million or 1.29% of total loans. The decline in the ratio from December 31, 2014 to December 31, 2015 is due to the increase in loan balances that were recorded at fair value from the ONB acquisition.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$994	18.1%	$790	17.4%	$771	19.1%
Commercial / Commercial real estate	11,379	63.0%	10,914	64.4%	10,646	61.8%
Agricultural / Agricultural real estate	1,337	15.5%	1,360	16.8%	533	17.6%
Consumer	642	3.4%	386	1.4%	377	1.5%
Total allocated	14,352	100.0%	13,450	100.0%	12,327	100.0%
Unallocated	224	NA	232	N/A	922	N/A
Allowance at end of year	$14,576	100.0%	$13,682	100.0%	$13,249	100.0%

	December 31, 2012		December 31, 2011
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$726	19.7%	$636	21.5%
Commercial / Commercial real estate	9,301	62.5%	8,791	58.8%
Agricultural / Agricultural real estate	558	16.0%	546	15.2%
Consumer	403	1.8%	378	4.5%
Total allocated	10,988	100.0%	10,351	100.0%
Unallocated	788	N/A	769	N/A
Allowance at end of year	$11,776	100.0%	$11,120	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$267,175	—%	$223,505	—%	$237,373	—%
Interest-bearing	669,442	0.11%	559,168	0.12%	544,157	0.15%
Savings	298,594	0.13%	281,185	0.13%	294,615	0.15%
Time deposits	219,836	0.53%	229,763	0.56%	207,454	0.70%
Total average deposits	$1,455,047	0.16%	$1,293,621	0.18%	$1,283,599	0.21%

The following table sets forth the high and low month-end balances for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
High month-end balances of total deposits	$1,741,079	$1,305,825	$1,310,169
Low month-end balances of total deposits	1,266,199	1,265,058	1,263,941

In 2015, the average balance of deposits increased by $161.4 million from 2014. The increase was primarily the result of deposit balances acquired in the acquisition of twelve ONB Branches. Average non-interest bearing deposits increased $43.7 million, other interest-bearing deposits increased by $110.2 million, savings accounts increased by $17.4 million, offset by a decrease of $9.9 million in time deposits. In 2014, the average balance of deposits increased by $10.0 million from 2013. The increase was primarily attributable to an increase in time deposits offset by declines in non-interest bearing and savings account balances. Average non-interest bearing deposits decreased by $13.9 million, savings accounts decreased by $13.4 million, average balances of other interest-bearing deposits increased $15 million and time deposits increased by $22.3 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2015	2014	2013
3 months or less	$30,108	$35,604	$17,946
Over 3 through 6 months	10,714	15,270	12,625
Over 6 through 12 months	23,091	21,710	38,084
Over 12 months	24,942	25,861	28,060
Total	$88,855	$98,445	$96,715

The balance of time deposits of $100,000 or more decreased $9.6 million from December 31, 2014 to December 31, 2015. The balance of time deposits of $100,000 or more increased $1.7 million from December 31, 2013 to December 31, 2014. The decrease in 2015 was a result of time deposits that were not renewed and brokered CDs that were not replaced. The increase in 2014 was primarily due to an increase in public funds invested in CDs offset by declines in other CDs.

In 2015 the Company maintained account relationships with various public entities throughout its market areas. Ninety four public entities had total balances of $122.3 million in various checking accounts and time deposits as of December 31, 2015. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2015, 2014 and 2013 is presented below (dollars in thousands):

	2015	2014	2013
At December 31:
Securities sold under agreements to repurchase	$128,842	$121,869	$119,187
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	—	10,000
Fixed term – due after one year	15,000	20,000	10,000
Junior subordinated debentures	20,620	20,620	20,620
Total	$169,462	$162,489	$159,807
Average interest rate at end of period	0.77%	0.54%	0.47%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$128,842	$121,869	$119,187
Federal funds purchased	—	—	5
Federal Home Loan Bank advances:
FHLB-overnite	—	—	11,000
Fixed term – due in one year or less	10,000	10,000	10,000
Fixed term – due after one year	20,000	20,000	10,000
Debt:
Debt due in one year or less	2,000	—	—
Junior subordinated debentures	20,620	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$113,748	$97,478	$87,468
Federal funds purchased	142	16	1,463
Federal Home Loan Bank advances:
FHLB-overnite	—	—	2,915
Fixed term – due in one year or less	5,479	1,520	3,589
Fixed term – due after one year	17,685	13,055	6,754
Debt:
Loans due in one year or less	471	101	—
Junior subordinated debentures	20,620	20,620	20,620
Total	$158,145	$132,790	$122,809
Average interest rate during the period	0.36%	0.30%	0.68%

Securities sold under agreements to repurchase increased $6.9 million during 2015 primarily due to agreements added with the acquisition of the twelve ONB Branches. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At December 31, 2015 the advances totaling $20.0 million were as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30% due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.4%, due January 9, 2023

At December 31, 2015 and 2014, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 17, 2015 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at December 31, 2015). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2015 and 2014.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.17% and 3.08% at December 31, 2015 and 2014, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.11% and 1.84% at December 31, 2015 and 2014, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2015 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$73,214	$—	$—	$—	$—	$—	$73,214	$73,214
Certificates of deposit investments	25,000	—	—	—	—	—	25,000	25,056
Taxable investment securities	64	10,968	32,205	52,993	58,320	338,789	493,339	493,868
Nontaxable investment securities	455	945	301	2,566	1,255	105,195	110,717	110,717
Loans	584,274	244,117	170,906	103,736	95,803	83,053	1,281,889	1,280,670
Total	$683,007	$256,030	$203,412	$159,295	$155,378	$527,037	$1,984,159	$1,983,525
Interest-bearing liabilities:
Savings and NOW accounts	$199,030	$43,721	$45,471	$64,722	$66,740	$396,990	$816,674	$816,674
Money market accounts	293,706	3,031	3,115	4,041	4,125	21,802	329,820	329,820
Other time deposits	174,257	32,141	19,096	8,033	8,717	1,194	243,438	243,333
Short-term borrowings/debt	128,842	—	—	—	—	—	128,842	128,843
Long-term borrowings/debt	25,620	—	—	—	5,000	10,000	40,620	33,629
Total	$821,455	$78,893	$67,682	$76,796	$84,582	$429,986	$1,559,394	$1,552,299
Rate sensitive assets – rate sensitive liabilities	$(138,448)	$177,137	$135,730	$82,499	$70,796	$97,051	$424,765
Cumulative GAP	$(138,448)	$38,689	$174,419	$256,918	$327,714	$424,765
Cumulative amounts as % of total Rate sensitive assets	-7.0%	8.9%	6.8%	4.2%	3.6%	4.9%
Cumulative Ratio	-7.0%	1.9%	8.8%	12.9%	16.5%	21.4%

The static GAP analysis shows that at December 31, 2015, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At December 31, 2015, the Company’s stockholders' equity had increased $40.1 million, or 24.3%, to $205,009,000 from $164,916,000 as of December 31, 2014. The increase resulted primarily from the private placement capital raise completed during the second quarter of 2015 which resulted in additional common equity of $29.3 million. During 2015, net income contributed $16,512,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $1,296,000, net of tax.  Additional purchases of treasury stock $53,246 shares (at an average cost of $20.01 per share) decreased stockholders’ equity by approximately $1,066,000.

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

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2015, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,566,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,566,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	6,153 common shares during 2015

•	13,724 common shares during 2014, and

•	12,700 common shares during 2013

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	11,885 common shares during 2015

•	8,971 common shares during 2014, and

•	9,747 common shares during 2013

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $4,556,000 in common stock dividends paid during 2015, $1,069,000 or 23.5% was reinvested into shares of common stock of the Company through the DRIP. Of the $2,489,000 in preferred stock dividends paid during 2015, $198,000 or 8.0% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2015, 50,003 common shares were issued from common stock dividends and 9,714 common shares were issued from preferred stock dividends.

•	During 2014, 43,969 common shares were issued from common stock dividends and 17,339 common shares were issued from preferred stock dividends.

•	During 2013, 31,035 common shares were issued from common stock dividends and 15,885 common shares were issued from preferred stock dividends.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2015, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2015 or 2014. During 2015, the Company awarded 18,002 shares as stock unit awards. During 2014 the Company awarded 19,377 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

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

During 2015, the Company repurchased 53,246 (0.63% of common shares) at a total price of $1,066,000. During 2014, the Company repurchased 82,680 (1.2% of common shares) at a total price of $1,763,000.  As of December 31, 2015, approximately $7.2 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements are 8% for the Total Risk-based capital ratio, 6% for the Tier 1 Risk-based capital ratio, 4.5% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2015, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2015 follows:

	Total Risk-based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	14.25%	13.23%	9.92%	9.20%
First Mid-Illinois Bank & Trust, N.A.	13.75%	12.73%	12.73%	8.83%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2015, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2015, the excess collateral at the FHLB would support approximately $123.5 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2015, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of zero and $15 million in available funds.  This loan was renewed on April 17, 2015 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2015 and 2014.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$243,438	$167,359	$53,116	$21,665	$1,298
Debt	20,620	—	—	—	20,620
Other borrowings	148,842	133,842	15,000	—	—
Operating leases	48,308	2,594	5,001	4,028	36,685
Supplemental retirement	715	100	200	123	292
	$461,923	$303,895	$73,317	$25,816	$58,895

For the year ended December 31, 2015, net cash of $22.0 million was provided from operating activities, $10.4 million was provided from investing activities, and $31.7 million was provided from financing activities. In total cash and cash equivalents increased by $64.1 million since year-end 2014.

For the year ended December 31, 2014, net cash of $17.8 million was provided from operating activities, $10.0 million was used in investing activities, and $21.1 million was used in financing activities. In total cash and cash equivalents increased by $13.4 million since year-end 2013.

For the year ended December 31, 2013, net cash of $24.7 million was provided from operating activities, $67.1 million was used in investing activities, and $24.9 million was provided from financing activities. In total cash and cash equivalents increased by $1.0 million since year-end 2012.

For the years ended December 31, 2015 and 2014, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II.  See Note 9 – “Borrowings” for a more detailed description.

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

Accounting Standards Update 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, FASB issued ASU 2016-01 which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Managerment is evaluating the impact ASU 2016-02 will have on the Company's financial statements.

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

Based on the financial analysis performed as of December 31, 2015, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
December 31, 2015	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2015=8.80%
Prime rate increase of:
200 basis points to 5.25%	$(1,825)	(4.2)%	0.85%
100 basis points to 4.25%	(916)	(2.1)%	0.42%
Prime rate decrease of:
100 basis points to 2.25%	(2,861)	(6.5)%	(1.3)%
200 basis points to 1.25%	(5,402)	(12.3)%	(2.6)%

The following table shows the same analysis performed as of December 31, 2014:

	Increase (Decrease) In
December 31, 2014	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2014=9.67%
Prime rate increase of:
200 basis points to 5.25%	$(2,399)	(6.9)%	(1.28)%
100 basis points to 4.25%	(1,271)	(3.6)%	(0.68)%
Prime rate decrease of:
100 basis points to 2.25%	(1,237)	(3.6)%	(0.66)%
200 basis points to 1.25%	(2,582)	(7.4)%	(1.38)%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2015 and 2014 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2015	+200 bp	$(17,340)	(5.5)%
	+100 bp	(6,789)	(2.1)%
	-200 bp	(71,013)	(22.4)%
	-100 bp	(29,468)	(9.3)%

December 31, 2014	+200 bp	(18,519)	(7.6)%
	+100 bp	(8,764)	(3.6)%
	-200 bp	(40,167)	(16.5)%
	-100 bp	(13,453)	(5.5)%

As indicated above, at December 31, 2015, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2015, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2015, First Mid Bank slightly exceeded policy guidelines for a decrease in interest rates of 200 basis points. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands, except share data)	2015	2014
Assets
Cash and due from banks:
Non-interest bearing	$42,570	$40,716
Interest bearing	72,722	10,520
Federal funds sold	492	494
Cash and cash equivalents	115,784	51,730
Certificates of deposit investments	25,000	—
Investment securities:
Available-for-sale, at fair value	518,848	377,856
Held-to-maturity, at amortized cost (estimated fair value of $85,737 at December 31, 2015 and $53,937 at December 31, 2014)	85,208	53,650
Loans held for sale	968	1,958
Loans	1,280,921	1,060,448
Less allowance for loan losses	(14,576)	(13,682)
Net loans	1,266,345	1,046,766
Interest receivable	8,085	6,828
Other real estate owned	477	263
Premises and equipment, net	31,340	27,352
Goodwill, net	41,007	25,753
Intangible assets, net	8,997	1,844
Other assets	12,440	13,103
Total assets	$2,114,499	$1,607,103
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$342,636	$222,116
Interest bearing	1,389,932	1,049,961
Total deposits	1,732,568	1,272,077
Repurchase agreements with customers	128,842	121,869
Interest payable	356	285
Other borrowings	20,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	550	530
Other liabilities	6,554	6,806
Total liabilities	1,909,490	1,442,187
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2015 and 2014	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 9,003,710 shares in 2015 and 7,529,815 shares in 2014	38,015	32,119
Additional paid-in capital	79,626	55,607
Retained earnings	71,712	61,956
Deferred compensation	3,245	3,329
Accumulated other comprehensive income (loss)	723	(875)
Less treasury stock at cost, 549,743 shares in 2015 and 496,497 shares in 2014	(15,712)	(14,620)
Total stockholders’ equity	205,009	164,916
Total liabilities and stockholders’ equity	$2,114,499	$1,607,103

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)	2015	2014	2013
Interest income:
Interest and fees on loans	$48,460	$44,799	$42,184
Interest on investment securities:
Taxable	7,741	7,499	9,153
Exempt from federal income tax	2,807	2,352	2,069
Interest on certificates of deposit investments	44	—	14
Interest on federal funds sold	—	1	6
Interest on deposits with other financial institutions	199	83	33
Total interest income	59,251	54,734	53,459
Interest expense:
Interest on deposits	2,282	2,351	2,703
Interest on securities sold under agreements to repurchase	62	47	46
Interest on FHLB borrowings	616	339	254
Interest on other borrowings	13	1	9
Interest on subordinated debentures	526	514	523
Total interest expense	3,499	3,252	3,535
Net interest income	55,752	51,482	49,924
Provision for loan losses	1,318	629	2,193
Net interest income after provision for loan losses	54,434	50,853	47,731
Other income:
Trust revenues	3,746	3,571	3,565
Brokerage commissions	1,315	1,039	833
Insurance commissions	2,107	1,796	1,638
Service charges	5,681	5,264	4,865
Securities gains, net	452	715	2,293
Mortgage banking revenue, net	754	596	935
ATM / debit card revenue	4,676	3,915	3,772
Other income	1,813	1,473	1,440
Total other income	20,544	18,369	19,341
Other expense:
Salaries and employee benefits	26,337	24,771	24,128
Net occupancy and equipment expense	9,143	8,347	8,223
Net other real estate owned expense	19	23	163
FDIC insurance expense	904	804	832
Amortization of intangible assets	891	643	674
Stationery and supplies	681	646	603
Legal and professional	2,474	2,333	2,070
Marketing and donations	1,092	1,015	1,221
Other expense	7,707	5,925	5,590
Total other expense	49,248	44,507	43,504
Income before income taxes	25,730	24,715	23,568
Income taxes	9,218	9,254	8,846
Net income	16,512	15,461	14,722
Dividends on preferred shares	2,200	4,152	4,417
Net income available to common stockholders	$14,312	$11,309	$10,305
Per share data:
Basic net income per common share available to common stockholders	$1.84	$1.88	$1.74
Diluted net income per common share available to common stockholders	1.81	1.85	1.73
Cash dividends declared per common share	0.59	0.55	0.46

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013
(in thousands)	2015	2014	2013
Net income	$16,512	$15,461	$14,722
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,005), $(5,590), and $7,362 for the years ended December 31, 2015, 2014 and 2013, respectively	1,572	8,751	(11,525)
Unamortized holding gains (losses) on held to maturity securities transferred from available for sale, net of taxes of $(193), $518, $0 for December 31, 2015, 2014 and 2013.	302	(810)	—
Less: reclassification adjustment for realized gains included in net income net of taxes of $176, $279, $894 for the years ended December 31, 2015, 2014 and 2013, respectively	(276)	(436)	(1,399)
Other comprehensive income (loss), net of taxes	1,598	7,505	(12,924)
Comprehensive income	$18,110	$22,966	$1,798

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2014	$27,400	$32,119	$55,607	$61,956	$3,329	$(875)	$(14,620)	$164,916
Net income	—	—	—	16,512	—	—	—	16,512
Other comprehensive income, net of tax	—	—	—	—	—	1,598	—	1,598
Dividends on preferred stock ($400 per sh)	—	—	—	(2,200)	—	—	—	(2,200)
Dividends on common stock ($.59 per sh)	—	—	—	(4,556)	—	—	—	(4,556)
Issuance of 59,717 common shares pursuant to the Dividend Reinvestment Plan	—	239	1,027	—	—	—	—	1,266
Issuance of 6,153 common shares pursuant to the Deferred Compensation Plan	—	25	105	—	—	—	—	130
Issuance of 11,885 common shares pursuant to the First Retirement & Savings Plan	—	48	193	—	—	—	—	241
Issuance of 3,281 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	13	55	—	(340)	—	—	(272)
Issuance of 1,392,859 common shares pursuant to private placement capital raise, net proceeds	—	5,571	22,283	—	—	—	—	27,854
Purchase of 53,246 treasury shares	—	—	—	—	—	—	(1,066)	(1,066)
Deferred compensation	—	—	—	—	26	—	(26)	—
Tax benefit related to deferred compensation distributions	—	—	85	—	—	—	—	85
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	271	—	—	—	—	271
Vested restricted shares/units compensation expense	—	—	—	—	230	—	—	230
December 31, 2015	$27,400	$38,015	$79,626	$71,712	$3,245	$723	$(15,712)	$205,009

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381
Net income	—	—	—	15,461	—	—	—	15,461
Other comprehensive income, net of tax	—	—	—	—	—	7,505	—	7,505
Dividends on preferred stock ($398 per sh)	—	—	—	(4,152)	—	—	—	(4,152)
Dividends on common stock ($.55 per sh)	—	—	—	(3,540)	—	—	—	(3,540)
Issuance of shares of preferred stock	—	—	—	—	—	—	—	—
Issuance of 61,308 common shares pursuant to the Dividend Reinvestment Plan	—	245	1,015	—	—	—	—	1,260
Issuance of 13,724 common shares pursuant to the Deferred Compensation Plan	—	55	242	—	—	—	—	297
Issuance of 8,971 common shares pursuant to the First Retirement & Savings Plan	—	36	152	—	—	—	—	188
Issuance of 8,789 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	35	153	—	(145)	—	—	43
Issuance of 1,139,426 common shares pursuant to conversion of 4,927 shares of Series B preferred stock	(24,635)	4,558	20,077	—	—	—	—	—
Purchase of 86,681 treasury shares	—	—	—	—	—	—	(1,763)	(1,763)
Retirement of 1,500,000 treasury shares	—	(4,000)	—	(32,391)	—	—	36,391	—
Deferred compensation	—	—	—	—	306	—	(306)	—
Tax benefit related to deferred compensation distributions	—	—	101	—	—	—	—	101
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	(44)	—	—	—	—	(44)
Vested restricted shares/units compensation expense	—	—	—	—	179	—	—	179
December 31, 2014	$27,400	$32,119	$55,607	$61,956	$3,329	$(875)	$(14,620)	$164,916

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687
Net income	—	—	—	14,722	—	—	—	14,722
Other comprehensive loss, net of tax	—	—	—	—	—	(12,924)	—	(12,924)
Dividends on preferred stock ($424 per sh)	—	—	—	(4,417)	—	—	—	(4,417)
Dividends on common stock ($.46 per sh)	—	—	—	(2,713)	—	—	—	(2,713)
Issuance of 46,920 common shares pursuant to the Dividend Reinvestment Plan	—	187	879	—	—	—	—	1,066
Issuance of 12,700 common shares pursuant to the Deferred Compensation Plan	—	51	226	—	—	—	—	277
Issuance of 9,747 common shares pursuant to the First Retirement & Savings Plan	—	39	172	—	—	—	—	211
Issuance of 6,322 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	25	124	—	(200)	—	—	(51)
Purchase of 202,170 treasury shares	—	—	—	—	—	—	(4,619)	(4,619)
Deferred compensation	—	—	—	—	77	—	(77)	—
Tax benefit related to deferred compensation distributions	—	—	88	—	—	—	—	88
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	52	—	—	—	—	52
Issuance of 39,373 common shares pursuant to the exercise of stock options	—	158	657	—	—	—	—	815
Tax benefit related to exercise of incentive stock options	—	—	22	—	—	—	—	22
Tax benefit related to exercise of non-qualified stock option	—	—	6	—	—	—	—	6
Vested restricted shares/units compensation expense	—	—	—	—	159	—	—	159
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$16,512	$15,461	$14,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,318	629	2,193
Depreciation, amortization and accretion, net	4,442	3,960	4,661
Stock-based compensation expense	378	376	339
Gains on investment securities, net	(452)	(715)	(2,293)
(Gain) Loss on sales of other real property owned, net	(21)	33	32
Loss on write down of fixed assets	221	90	36
Gains on sale of loans held for sale, net	(763)	(621)	(918)
Deferred income taxes	20	11	971
(Increase) decrease in accrued interest receivable	(763)	(214)	161
Increase (decrease) in accrued interest payable	(54)	8	(64)
Origination of loans held for sale	(56,091)	(45,430)	(65,172)
Proceeds from sale of loans held for sale	57,844	44,607	65,788
Decrease in other assets	169	306	3,805
Increase (decrease) in other liabilities	(762)	(724)	401
Net cash provided by operating activities	21,998	17,777	24,662
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,245	—	6,665
Purchases of certificates of deposit investments	(26,245)	—	—
Proceeds from sales of securities available-for-sale	19,380	75,618	69,665
Proceeds from maturities of securities available-for-sale	103,481	57,133	134,300
Proceeds from maturities of securities held-to-maturity	10,000	—	—
Purchases of securities available-for-sale	(257,693)	(63,540)	(204,766)
Purchases of securities held-to-maturity	(46,000)	—	—
Net increase in loans	(68,958)	(78,698)	(73,203)
Purchases of premises and equipment	(1,762)	(1,178)	(1,397)
Proceeds from sales of other real property owned	260	635	1,590
Cash received related to acquisition, net of cash and cash equivalents acquired	276,661	—	—
Net cash provided by (used in) investing activities	10,369	(10,030)	(67,146)
Cash flows from financing activities:
Net increase (decrease) in deposits	6,844	(15,539)	13,551
Increase in repurchase agreements	3,176	2,682	5,703
Proceeds from FHLB advances	5,000	10,000	36,000
Repayment of FHLB advances	(5,000)	(10,000)	(21,000)
Proceeds from short-term debt	2,000	1,000	—
Repayment of short-term debt	(2,000)	(1,000)	—
Proceeds from issuance of common stock	28,222	25,123	1,303
Conversion of preferred stock	—	(24,635)	—
Purchase of treasury stock	(1,066)	(1,763)	(4,619)
Dividends paid on preferred stock	(2,002)	(4,339)	(4,050)
Dividends paid on common stock	(3,487)	(2,648)	(2,014)
Net cash provided by (used in) financing activities	31,687	(21,119)	24,874
Increase (decrease) in cash and cash equivalents	64,054	(13,372)	(17,610)
Cash and cash equivalents at beginning of period	51,730	65,102	82,712
Cash and cash equivalents at end of period	$115,784	$51,730	$65,102

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2015, 2014 and 2013
(In thousands)	2015	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,428	$3,244	$3,599
Income taxes	7,796	9,336	7,657
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	—	53,594	—
Loans transferred to other real estate owned	458	344	1,046
Dividends reinvested in common stock	1,266	1,261	1,066
Net tax benefit related to option and deferred compensation plans	85	101	117

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2015 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

At December 31, 2015, the Company managed or administered 1,346 accounts with assets totaling approximately $794.0 million. At December 31, 2014, the Company managed or administered 1,478 accounts with assets totaling approximately $757.3 million.

Series C Convertible Preferred Stock

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at December 31, 2015 was $15.09 and the NASDAQ Bank Index value at December 31, 2015 was 2,853.15.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI plan.  There have been no stock options awarded since 2008. The Company awarded 18,002 shares during 2015 as stock unit awards and 19,377 shares and 14,054 shares during 2014 and 2013, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of December 31, 2015 and 2014 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2015
Net unrealized gains on securities available-for-sale	$3,243	$—	$3,243
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(834)	—	(834)
Securities with other-than-temporary impairment losses	—	(1,224)	(1,224)
Tax benefit (expense)	(939)	477	(462)
Balance at December 31, 2015	$1,470	$(747)	$723
December 31, 2014
Net unrealized gains on securities available-for-sale	$2,829	$—	$2,829
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(1,328)	—	(1,328)
Securities with other-than-temporary impairment losses	—	(2,936)	(2,936)
Tax benefit (expense)	(586)	1,146	560
Balance at December 31, 2014	$915	$(1,790)	$(875)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2015, 2014 and 2013 , were as follows:

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2015	2014	2013
Unrealized gains on available-for-sale securities	$452	$715	$2,293	Securities gains, net (Total reclassified amount before tax)
	(176)	(279)	(894)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$276	$436	$1,399	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$16,512,000	$15,461,000	$14,722,000
Preferred stock dividends	(2,200,000)	(4,152,000)	(4,417,000)
Net income available to common stockholders	14,312,000	11,309,000	10,305,000
Weighted average common shares outstanding	7,775,490	6,002,766	5,934,628
Basic earnings per common share	$1.84	$1.88	$1.74
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$14,312,000	$11,309,000	$10,305,000
Effect of assumed preferred stock conversion	2,200,000	4,152,000	—
Net income applicable to diluted earnings per share	16,512,000	15,461,000	10,305,000
Weighted average common shares outstanding	7,775,490	6,002,766	5,934,628
Dilutive potential common shares:
Assumed conversion of stock options	—	—	2,090
Restricted stock awarded	6,851	11,725	8,184
Assumed conversion of preferred stock	1,355,348	2,357,196	—
Dilutive potential common shares	1,362,199	2,368,921	10,274
Diluted weighted average common shares outstanding	9,137,689	8,371,687	5,944,902
Diluted earnings per common share	$1.81	$1.85	$1.73

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 because they were anti-dilutive:

	2015	2014	2013
Stock options to purchase shares of common stock	45,500	52,000	130,500
Average dilutive potential common shares associated with convertible preferred stock	—	—	2,494,801

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $8,175,000, $3,903,000 and $1,583,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Company’s cash accounts did not exceed the federally insured limits.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2015 and December 31, 2014 were as follows (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$90,368	$41	$(268)	$90,141
Obligations of states and political subdivisions	107,164	3,608	(55)	110,717
Mortgage-backed securities: GSE residential	312,132	1,374	(1,452)	312,054
Trust preferred securities	3,130	—	(1,224)	1,906
Other securities	4,035	29	(34)	4,030
Total available-for-sale	$516,829	$5,052	$(3,033)	$518,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$85,208	$743	$(214)	$85,737
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,224	$91	$(1,358)	$99,957
Obligations of states and political subdivisions	75,589	2,608	(113)	78,084
Mortgage-backed securities: GSE residential	193,814	2,548	(961)	195,401
Trust preferred securities	3,300	—	(2,936)	364
Other securities	4,036	26	(12)	4,050
Total available-for-sale	$377,963	$5,273	$(5,380)	$377,856
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$53,650	$299	$(12)	$53,937

During the third quarter of 2014, management evaluated its available-for-sale portfolio and transferred obligations of U.S. government corporations & agencies securities with a fair value of $53.6 million from available-for-sale to held-to-maturity to reduce price volatility. Management determined it had both the intent and ability to hold these securities to maturity. Transfers of investment securities into the held-to-maturity category from available-for-sale are made at fair value on the date of transfer. There were no gains or losses recognized as a result of this transfer. The related $1.4 million of unrealized holding loss that was included in the transfer is retained in the carrying value of the held-to-maturity securities and in other comprehensive income net of deferred taxes. These amounts are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

Trust preferred securities at December 31, 2015, is one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a maturity of twenty-two years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Proceeds from sales	$19,380	$75,618	$69,665
Gross gains	452	1,452	2,454
Gross losses	—	737	161
Income tax expense	176	279	894

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2015 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$49,191	$40,950	$—	$—	$90,141
Obligations of state and political subdivisions	8,373	45,705	54,607	2,032	110,717
Mortgage-backed securities: GSE residential	238	137,443	174,373	—	312,054
Trust preferred securities	—	—	—	1,906	1,906
Other securities	—	3,967	—	63	4,030
Total investments	$57,802	$228,065	$228,980	$4,001	$518,848
Weighted average yield	1.83%	2.36%	2.71%	2.05%	2.45%
Full tax-equivalent yield	2.23%	2.81%	3.23%	2.91%	2.93%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,632	$29,486	$5,090	$—	$85,208
Weighted average yield	1.99%	2.09%	2.06%	—%	2.03%
Full tax-equivalent yield	1.99%	2.09%	2.06%	—%	2.03%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2015.

Investment securities carried at approximately $404 million and $330 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2015 and 2014 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,942	$(142)	$12,971	$(126)	$47,913	$(268)
Obligations of states and political subdivisions	3,168	(32)	979	(23)	4,147	(55)
Mortgage-backed securities: GSE residential	164,249	(841)	20,011	(611)	184,260	(1,452)
Trust preferred securities	—	—	1,906	(1,224)	1,906	(1,224)
Other securities	1,966	(34)	—	—	1,966	(34)
Total	$204,325	$(1,049)	$35,867	$(1,984)	$240,192	$(3,033)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,845	$(214)	$—	$—	$35,845	$(214)
December 31, 2014
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,289	$(46)	$75,030	$(1,312)	$82,319	$(1,358)
Obligations of states and political subdivisions	3,586	(19)	4,416	(94)	8,002	(113)
Mortgage-backed securities: GSE residential	19,565	(159)	37,224	(802)	56,789	(961)
Trust preferred securities	—	—	364	(2,936)	364	(2,936)
Other securities	—	—	1,988	(12)	1,988	(12)
Total	$30,440	$(224)	$119,022	$(5,156)	$149,462	$(5,380)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$(12)	$—	$—	$4,853	$(12)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2015, there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $12,971,000 and unrealized losses of $126,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014 there were sixteen available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $75,030,000 and unrealized losses of $1,312,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015 and December 31, 2014 there were no held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2015 there were two obligations of states and political subdivisions with a fair value of $979,000 and unrealized losses of $23,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were ten obligations of states and political subdivisions with a fair value of $4,416,000 and unrealized losses of $94,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2015 there were seven mortgage-backed security with a fair value of $20,011,000 and unrealized losses of $611,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there were eleven mortgage-backed security with a fair value of $37,224,000 and unrealized losses of $802,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2015, there was one trust preferred security with a fair value of $1,906,000 and unrealized losses of $1,224,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2014, there was one trust preferred securities with a fair value of $364,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2015 or 2014.  Because the Company does not intend to sell the remaining security and it is not more-likely-than-not that the Company will be required to sell this securities before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2015. However, future downgrades or additional deferrals and defaults in the security could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the impaired trust preferred security remaining as of December 31, 2015 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,130	$1,906	$(1,224)	$(1,111)

Other securities. At December 31, 2015 and 2014, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2015 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Accumulated Credit Losses as of December 31:
	2015	2014	2013
Credit losses on trust preferred securities held:
Beginning of period	$1,111	$1,111	$3,989
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	—	—	(2,878)
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$1,111	$1,111	$1,111

Maturities of investment securities were as follows at December 31, 2015 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$57,580	$57,564
Due after one-five years	89,178	90,621
Due after five-ten years	52,796	54,607
Due after ten years	5,143	4,002
	204,697	206,794
Mortgage-backed securities: GSE residential	312,132	312,054
Total available-for-sale	$516,829	$518,848
Held-to-maturity:
Due in one year or less	$50,632	$50,855
Due after one-five years	29,486	29,804
Due after five-ten years	5,090	5,078
Due after ten years	—	—
Total held-to-maturity	$85,208	$85,737

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2015 and 2014 follows (in thousands):

	2015	2014
Construction and land development	$39,232	$21,627
Farm loans	122,579	110,158
1-4 Family residential properties	231,383	179,886
Multifamily residential properties	45,765	53,129
Commercial real estate	409,487	380,173
Loans secured by real estate	848,446	744,973
Agricultural loans	75,998	68,225
Commercial and industrial loans	305,851	223,633
Consumer loans	42,097	15,118
All other loans	11,317	8,736
Gross loans	1,283,709	1,060,685
Less:
Net deferred loan fees, premiums and discounts	2,788	237
Allowance for loan losses	14,576	13,682
Net loans	$1,266,345	$1,046,766

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $968,000 and $1,958,000 at December 31, 2015 and 2014, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2015, the Company’s loan portfolio included $198.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $161.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $20.1 million from $178.5 million at December 31, 2014 while loans concentrated in other grain farming increased $6.4 million from $155.1 million at December 31, 2014.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $62.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $109.1 million of loans to lessors of non-residential buildings and $67.5 million of loans to lessors of residential buildings and dwellings.

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

Adversely classified loans. A detailed analysis is also performed on each adversely classified (substandard or doubtful rated) borrower with an aggregate, outstanding balance of $250,000 or more. This analysis includes commercial, commercial real estate, agricultural, and agricultural real estate borrowers who are not currently identified as impaired but pose sufficient risk to warrant in-depth review. Estimated collateral shortfalls are then calculated with allocations for each loan segment based on a three-year loss migration analysis of collateral shortfalls adjusted for environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification established by federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

Non-classified and Watch loans. For loans, in all segments of the portfolio, that are considered to possess levels of risk commensurate with a pass rating, management establishes base loss estimations which are derived from historical loss experience.  Use of a three-year loss migration period eliminates the effect of any significant losses that can be attributed to a single event or borrower during a given reporting period. The base loss estimations for each loan segment are adjusted after consideration of several environmental factors influencing the level of credit risk in the portfolio. In addition, loans rated as watch are further segregated in the commercial / commercial real estate and agricultural / agricultural real estate segments. These loans possess potential weaknesses that, if unchecked, may result in deterioration to the point of becoming a problem asset.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015, 2014 and 2013 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of period	$11,379	$1,337	$994	$642	$224	$14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans:
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889
Ending balance:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	$806,992	$197,636	$232,348	$43,739	$—	$1,280,715

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of period	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of year	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2015 and 2014 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$39,067	$20,842	$118,103	$107,976	$224,552	$177,764	$45,180	$52,793
Watch	—	—	2,282	1,036	1,454	1,187	243	—
Substandard	142	785	2,089	1,181	5,565	2,970	317	336
Doubtful	—	—	—	—	—	—	—	—
Total	$39,209	$21,627	$122,474	$110,193	$231,571	$181,921	$45,740	$53,129

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2015	2014	2015	2014	2015	2014	2015	2014
Pass	$386,769	$357,873	$75,437	$67,619	$298,633	$218,193	$41,278	$15,105
Watch	10,498	18,817	210	—	4,686	4,647	—	9
Substandard	11,905	2,914	239	679	1,741	940	301	4
Doubtful	—	—	—	—	—	—	—	—
Total	$409,172	$379,604	$75,886	$68,298	$305,060	$223,780	$41,579	$15,118

	All Other Loans		Total Loans
	2015	2014	2015	2014
Pass	$11,198	$8,736	$1,240,217	$1,026,901
Watch	—	—	19,373	25,696
Substandard	—	—	22,299	9,809
Doubtful	—	—	—	—
Total	$11,198	$8,736	$1,281,889	$1,062,406

The following table presents the Company’s loan portfolio aging analysis at December 31, 2015 and 2014 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2015
Construction and land development	$—	$—	$—	$—	$39,209	$39,209	$—
Farm loans	106	—	—	106	122,368	122,474	—
1-4 Family residential properties	1,059	742	154	1,955	229,616	231,571	—
Multifamily residential properties	—	—	—	—	45,740	45,740	—
Commercial real estate	251	67	31	349	408,823	409,172	—
Loans secured by real estate	1,416	809	185	2,410	845,756	848,166	—
Agricultural loans	65	74	—	139	75,747	75,886	—
Commercial and industrial loans	65	476	196	737	304,323	305,060	—
Consumer loans	137	42	13	192	41,387	41,579	—
All other loans	—	—	—	—	11,198	11,198	—
Total loans	$1,683	$1,401	$394	$3,478	$1,278,411	$1,281,889	$—
December 31, 2014
Construction and land development	$297	$25	$—	$322	$21,305	$21,627	$—
Farm loans	—	—	—	—	110,193	110,193	—
1-4 Family residential properties	201	224	385	810	181,111	181,921	—
Multifamily residential properties	—	—	—	—	53,129	53,129	—
Commercial real estate	60	32	945	1,037	378,567	379,604	—
Loans secured by real estate	558	281	1,330	2,169	744,305	746,474	—
Agricultural loans	16	20	—	36	68,262	68,298	—
Commercial and industrial loans	228	10	98	336	223,444	223,780	—
Consumer loans	331	10	5	346	14,772	15,118	—
All other loans	—	—	—	—	8,736	8,736	—
Total loans	$1,133	$321	$1,433	$2,887	$1,059,519	$1,062,406	$—

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

The following tables present impaired loans as of December 31, 2015 and 2014 (in thousands):

	2015			2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$785	$2,960	$43
Farm loans	430	430	—	—	—	—
1-4 Family residential properties	—	—	—	67	134	—
Multifamily residential properties	316	316	—	—	—	—
Commercial real estate	—	—	—	472	986	136
Loans secured by real estate	746	746	—	1,324	4,080	179
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	405	405	134	83	181	84
Consumer loans	23	23	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,174	$1,174	$134	$1,407	$4,261	$263
Loans without a specific allowance:
Construction and land development	$142	$707	$—	$—	$—	$—
Farm loans	24	28	—	73	235	—
1-4 Family residential properties	1,373	1,688	—	1,156	2,866	—
Multifamily residential properties	1	1	—	—	—	—
Commercial real estate	304	325	—	1,640	3,808	—
Loans secured by real estate	1,844	2,749	—	2,869	6,909	—
Agricultural loans	79	79	—	—	—	—
Commercial and industrial loans	670	932	—	249	933	—
Consumer loans	242	256	—	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$2,835	$4,016	$—	$3,133	$7,902	$—
Total loans:
Construction and land development	$142	$707	$—	$785	$2,960	$43
Farm loans	454	458	—	73	235	—
1-4 Family residential properties	1,373	1,688	—	1,223	3,000	—
Multifamily residential properties	317	317	—	—	—	—
Commercial real estate	304	325	—	2,112	4,794	136
Loans secured by real estate	2,590	3,495	—	4,193	10,989	179
Agricultural loans	79	79	—	—	—	—
Commercial and industrial loans	1,075	1,337	134	332	1,114	84
Consumer loans	265	279	—	15	60	—
All other loans	—	—	—	—	—	—
Total loans	$4,009	$5,190	$134	$4,540	$12,163	$263

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$142	$—	$933	$—	$1,565	$—
Farm loans	527	2	78	2	107	—
1-4 Family residential properties	1,440	14	1,276	12	1,248	5
Multifamily residential properties	323	—	—	—	—	—
Commercial real estate	310	2	2,205	2	2,895	3
Loans secured by real estate	2,742	18	4,492	16	5,815	8
Agricultural loans	82	—	—	—	16	1
Commercial and industrial loans	1,569	8	429	—	1,240	10
Consumer loans	319	2	25	1	47	12
All other loans	—	—	—	—	—	—
Total loans	$4,712	$28	$4,946	$17	$7,118	$31

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $397,000 of 1-4 Family residential properties, $147,000 of commercial & industrial, $36,000 of commercial real estate, and $21,000 of consumer loans at December 31, 2015 and $345,000 of 1-4 Family residential properties, $37,000 of commercial real estate loans, $44,000 of farm loans and $9,000 of consumer loans at December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2015 and December 31, 2014 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2015	2014
Construction and land development	$142	$785
Farm loans	454	29
1-4 Family residential properties	975	878
Multifamily residential properties	317	—
Commercial real estate	269	2,074
Loans secured by real estate	2,157	3,766
Agricultural loans	79	—
Commercial and industrial loans	928	332
Consumer loans	248	7
All other loans	—	—
Total loans	$3,412	$4,105

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $3.4 million and $4.1 million at December 31, 2015 and 2014, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $48,000, $71,000 and $45,000 in 2015, 2014 and 2013, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2015 and 2014 was $1,743,000 and $2,860,000, respectively.  Approximately $0 and $234,000 in specific reserves have been established with respect to these loans as of December 31, 2015 and 2014, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2015 and 2014 (in thousands).

Troubled debt restructurings:	2015	2014
Construction and land development	$142	$785
Farm Loans	232	44
1-4 Family residential properties	515	503
Commercial real estate	124	1,283
Loans secured by real estate	1,013	2,615
Commercial and industrial loans	491	236
Consumer Loans	239	9
Total	$1,743	$2,860
Performing troubled debt restructurings:
1-4 Family residential properties	$397	$345
Farm Loans	—	44
Commercial real estate	36	37
Loans secured by real estate	433	426
Commercial and industrial loans	147	—
Consumer Loans	21	9
Total	$601	$435
The following table presents loans modified as TDRs during the years ended December 31, 2015 and 2014 as a result of various modified loan factors (in thousands):

	December 31, 2015			December 31, 2014
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Farm Loans	4	232	(b)(c)	2	44	(b)
1-4 Family residential properties	5	131	(b)(c)	4	250	(b)(c)
Commercial real estate	1	33	(b)(c)	1	501	(b)(c)
Loans secured by real estate	10	396		7	795
Commercial and industrial loans	5	375	(b)(c)	—	—
Consumer Loans	4	233	(b)(c)	—	—
Total	19	$1,004		7	$795

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2015 and 2014.

At December 31, 2015, the balance of real estate owned includes $477,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $55,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2015 and 2014 consisted of:

	2015	2014
Land	$6,112	$5,966
Buildings and improvements	31,618	29,617
Furniture and equipment	16,621	15,936
Leasehold improvements	4,084	2,646
Construction in progress	1	—
Subtotal	58,436	54,165
Accumulated depreciation and amortization	27,096	26,813
Total	$31,340	$27,352

Depreciation and amortization expense was $2.20 million, $2.40 million and $2.49 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2015 and 2014:

	2015		2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$44,767	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	15,202	8,017	8,986	7,142
Customer list intangibles	3,731	1,919	1,904	1,904
	$66,715	$16,711	$43,418	$15,821

Goodwill of $14.3 million was recorded for the acquisition of twelve Old National Bank Branches during the third quarter of 2015. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and the ONB Branches. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes. In addition, goodwill of $980,000 was recorded for the acquisition of illiana during the fourth quarter of 2015. The goodwill consists primarily of the customer list of the agency.

The following table provides a reconciliation of the purchase price paid for the Branches and the amount of goodwill recorded (in thousands):

Purchase price		$15,892
Less purchase accounting adjustments:
Fair value of loans	3,377
Fair value of premises and equipment	125
Fair value of time deposits	837
Core deposit intangible	(6,216)
Other Assets	259
		(1,618)
Resulting goodwill from acquisition		$14,274

During the fourth quarter of 2015, goodwill of $980,000 was also recorded for the acquisition of certain assets used by Illiana Insurance Agency, Ltd., in connection with its health plan and life insurance and annuity's business. The following table provides a reconciliation of the purchase price paid for Illiana and the amount of goodwill recorded (in thousands):

Purchase price	$2,807
Less purchase accounting adjustments:
Insurance company intangibles	(1,827)
Resulting goodwill from acquisition	$980

Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Core deposit intangibles	876	643	674
Customer list intangibles	15	—	—
	$891	$643	$674

Estimated amortization expense for each of the five succeeding years is shown in the table below:

For year ended 12/31/16	$1,572
For year ended 12/31/17	1,322
For year ended 12/31/18	1,193
For year ended 12/31/19	1,079
For year ended 12/31/20	933

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2015 and 2014, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2015 and 2014, deposits consisted of the following:

	2015	2014
Demand deposits:
Non-interest bearing	$342,636	$222,116
Interest-bearing	490,838	306,631
Savings	325,836	273,958
Money market	329,820	251,095
Time deposits	243,438	218,277
Total deposits	$1,732,568	$1,272,077

Total interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Interest-bearing demand	$117	$101	$102
Savings	398	375	452
Money market	605	588	693
Time deposits	1,162	1,287	1,456
Total	$2,282	$2,351	$2,703

As of December 31, 2015, 2014 and 2013, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2015	2014	2013
Outstanding	$88,855	$98,445	$96,715
Interest expense for the year	493	598	546

The following table shows the amount of maturities for all time deposits as of December 31, 2015:

Less than 1 year	$167,359
1 year to 2 years	32,942
2 years to 3 years	20,174
3 years to 4 years	10,578
4 years to 5 years	11,087
Over 5 years	1,298
Total	$243,438

In 2015 the Company maintained account relationships with various public entities throughout its market areas. Ninety-four public entities had total balances of $122.3 million in various checking accounts and time deposits as of December 31, 2015. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2015 and 2014 borrowings consisted of the following:

	2015	2014
Securities sold under agreements to repurchase	$128,842	$121,869
Federal Home Loan Bank (FHLB) Fixed-term advances	20,000	20,000
Subordinated debentures	20,620	20,620
Total	$169,462	$162,489

Aggregate annual maturities of FHLB advances and subordinated debentures at December 31, 2015 are:

2016	$5,000
2017	—
2018	—
2019	—
2020	5,000
Thereafter	30,620
$40,620

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At December 31, 2015 the advances totaling $20 million were as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30% due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .06%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances.  The securities underlying the repurchase agreements are under the Company’s control.

	2015	2014	2013
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$128,842	$121,869	$119,187
Average amount outstanding for the year	113,748	97,478	87,468

Securities sold under agreements to repurchase were $128.8 million at December 31, 2015, an increase of $7.0 million from $121.9 million at December 31, 2014. The increase during 2015 was primarily due to increases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities.

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

December 31, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$85,805
Mortgage-backed securities: GSE: residential	43,037
Total	$128,842

At December 31, 2015 and 2014, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 17, 2015. The revolving credit agreement has a maximum available balance of $15 million with a term of one year from the date of closing. The interest rate (2.5% at December 31, 2015) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2015 and 2014.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2015 and 2014 the rate was 3.17% and 3.08%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.11% and 1.84% at December 31, 2015 and 2014). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below).  Management believes that, as of December 31, 2015 and 2014, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2015 and 2014, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2015, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
Company	$204,033	14.25%	$114,576	> 8.00%	N/A	N/A
First Mid Bank	195,937	13.75%	114,012	> 8.00	$142,514	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	189,457	13.23%	85,932	> 6.00	N/A	N/A
First Mid Bank	181,361	12.73%	85,509	> 6.00	114,012	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	142,057	9.92%	64,449	> 4.50	N/A	N/A
First Mid Bank	181,361	12.73%	64,131	> 4.50	92,634	> 6.50
Tier 1 Capital (to average assets)
Company	189,457	9.20%	82,385	> 4.00	N/A	N/A
First Mid Bank	181,361	8.83%	82,137	> 4.00	102,671	> 5.00
December 31, 2014
Total Capital (to risk-weighted assets)
Company	$180,678	15.60%	$92,675	> 8.00%	N/A	N/A
First Mid Bank	172,991	15.02%	92,110	> 8.00	$115,137	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	166,996	14.42%	46,338	> 4.00	N/A	N/A
First Mid Bank	159,309	13.84%	46,055	> 4.00	69,082	> 6.00
Tier 1 Capital (to average assets)
Company	166,996	10.52%	63,493	> 4.00	N/A	N/A
First Mid Bank	159,309	10.08%	63,210	> 4.00	79,012	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2015 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. The decrease in capital ratios from December 31, 2014 is primarily due to additional assets from ONB Branch acquisition partially offset by the capital raise completed by the Company during the second quarter of 2015.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2015,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,141	$—	$90,141	$—
Obligations of states and political subdivisions	110,717	—	110,717	—
Mortgage-backed securities	312,054	—	312,054	—
Trust preferred securities	1,906	—	—	1,906
Other securities	4,030	64	3,966	—
Total available-for-sale securities	$518,848	$64	$516,878	$1,906
December 31, 2014
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,957	$—	$99,957	$—
Obligations of states and political subdivisions	78,084	—	78,084	—
Mortgage-backed securities	195,401	—	195,401	—
Trust preferred securities	364	—	—	364
Other securities	4,050	55	3,995	—
Total available-for-sale securities	$377,856	$55	$377,437	$364

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 is summarized as follows (in thousands):

	Trust Preferred Securities
	December 31, 2015	December 31, 2014
Beginning balance	$364	$191
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	—	—
Included in other comprehensive income (loss)	1,712	525
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(170)	(352)
Ending balance	$1,906	$364
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of December 31, 2015 was $428,000 and a fair value of $294,000 resulting in specific loss exposures of $134,000. As of December 31, 2014, the total carrying amount of loans for which a specific reserve had been established was $1,576,000. These loans had a fair value of $1,313,000 which resulted in specific loss exposures of $263,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2015 was $477,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $423,000. The total carrying amount of other real estate owned as of December 31, 2014 was $263,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans (collateral dependent)	$294	$—	$—	$294
Foreclosed assets held for sale	423	—	—	423
December 31, 2014
Impaired loans (collateral dependent)	$1,313	$—	$—	$1,313

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2015.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,906	Discounted cash flow	Discount rate	11.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100%
			Loss severity	97.3%
Impaired loans (collateral dependent)	294	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	423	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2014.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$364	Discounted cash flow	Discount rate	11.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	24.4%
			Probability of default	0.1%
			Projected cures given deferral	100.0%
			Loss severity	97.4%
Impaired loans (collateral dependent)	1,313	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

(1)	Every five years

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Funds Sold, Interest Receivable, Federal Reserve and Federal Home Loan Bank Stock
The carrying amount approximates fair value.

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

Junior Subordinated Debentures, Federal Home Loan Bank Borrowings, and Other Borrowings
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and due from banks	$115,292	$115,292	$115,292	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	25,000	25,056	—	25,056	—
Available-for-sale securities	518,848	518,848	64	516,878	1,906
Held-to-maturity securities	85,208	85,737	—	85,737	—
Loans held for sale	968	968	—	968	—
Loans net of allowance for loan losses	1,266,345	1,265,126	—	—	1,265,126
Interest receivable	8,085	8,085	—	8,085	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	1,732,568	1,732,463	—	1,489,130	243,333
Securities sold under agreements to repurchase	128,842	128,843	—	128,843	—
Interest payable	356	356	—	356	—
Federal Home Loan Bank borrowings	20,000	20,422	—	20,422	—
Junior subordinated debentures	20,620	13,207	—	13,207	—

December 31, 2014
Financial Assets
Cash and due from banks	$51,236	$51,236	$51,236	$—	$—
Federal funds sold	494	494	494	—	—
Available-for-sale securities	377,856	377,856	55	377,437	364
Held-to-maturity securities	53,650	53,937	—	53,937	—
Loans held for sale	1,958	1,958	—	1,958	—
Loans net of allowance for loan losses	1,046,766	1,051,110	—	—	1,051,110
Interest receivable	6,828	6,828	—	6,828	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	1,272,077	1,272,358	—	1,053,800	218,558
Securities sold under agreements to repurchase	121,869	121,870	—	121,870	—
Interest payable	285	285	—	285	—
Federal Home Loan Bank borrowings	20,000	20,541	—	20,541	—
Junior subordinated debentures	20,620	12,528	—	12,528	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2015, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,566,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,566,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2015 and 2014 the Company issued 6,153 common shares and 13,724 common shares, respectively, pursuant to the DCP.

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

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vested over a four-year period and options granted to directors vested at the time they were issued. Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI Plan. There have been no options awarded since 2008. During 2015, the Company awarded 18,002 shares as stock unit awards. During 2014 and 2013, the Company awarded 19,377 shares and 14,054 shares, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2015, 2014 or 2013.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Stock and stock unit awards:
Pre-tax compensation expense	$378	$376	$339
Income tax benefit	(132)	(132)	(118)
Total share-based compensation expense, net of income taxes	$246	$244	$221

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2015, 2014 and 2013, and changes during the years then ended is presented below:

	2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	52,000	$24.64
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	6,500	24.43
Outstanding, end of year	45,500	$24.67	2.42	$63,000
Exercisable, end of year	45,500	$24.67	2.42	$63,000

There were no options exercised during 2015. Stock options for 24,500 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2015 because they were anti-dilutive.

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

	2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	176,625	$24.88
Granted	0	0.00
Exercised	39,373	20.67
Forfeited or expired	8,502	24.34
Outstanding, end of year	128,750	$26.20	2.44	$—
Exercisable, end of year	128,750	$26.20	2.44	$—

The total intrinsic value of options exercised during 2013 was $75,000. Stock options for 128,750 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2013 because they were anti-dilutive.

All options were vested as of December 31, 2013.

The total fair value of shares subject to options that vested or were forfeited during the years ended December 31, 2015, 2014 and 2013, was $0, $0, and $17,000, respectively . The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2015:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$22.50 to $24.50	21,000	2.96	$23.00	21,000	$23.00
$24.50 to $26.50	24,500	1.95	$26.10	24,500	$26.10
	45,500	2.42	$24.67	45,500	$24.67

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  During 2015, the Board approved a revision to the LTIP, whereby all awards granted to participants were stock unit awards, cumulative with a three-year performance period and to be settled entirely in shares. All other provisions of the plan remain the same. The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	26,897	$22.95	24,799	$24.16	25,337	$22.16
Granted	18,002	20.14	19,377	22.00	14,054	23.46
Vested	(14,730)	23.77	(14,499)	23.72	(14,592)	20.01
Forfeited	0	0.00	(2,780)	23.12	0	0.00
Nonvested, end of year	30,169	$20.87	26,897	$22.95	24,799	$24.16
Fair value of shares vested		$350,075		$343,910		$329,721

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2015, 2014 and 2013, there was $386,000, $435,000, and $470,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over the remaining three-year period.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,080,000, $1,074,000 and $1,012,000 in 2015, 2014 and 2013, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to a senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $29,000, $15,000 and $17,000 in 2015, 2014 and 2013, respectively. The current liability recorded for these two agreements was $715,000 and $785,000, as of December 31, 2015 and 2014, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Current
Federal	$7,357	$6,956	$5,899
State	1,841	2,287	1,976
Total Current	9,198	9,243	7,875
Deferred
Federal	(84)	(17)	750
State	104	28	221
Total Deferred	20	11	971
Total	$9,218	$9,254	$8,846

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2015, 2014 and 2013, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2015	2014	2013
Expected income taxes	$9,006	$8,650	$8,249
Effects of:
Tax-exempt income	(1,103)	(954)	(877)
Nondeductible interest expense	11	10	9
State taxes, net of federal taxes	1,264	1,505	1,429
Other items	41	43	36
Effect of marginal tax rate	(1)	—	—
Total	$9,218	$9,254	$8,846

Tax expense recorded by the Company during 2015, 2014 and 2013 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$5,735	$5,522
Available-for-sale investment securities	—	559
Deferred compensation	1,046	1,108
Supplemental retirement	281	317
Core deposit premium and other intangible assets	400	173
Other-than-temporary impairment on securities	438	449
Stock Compensation Expense	197	183
Deferred Revenue	98	127
Acquisition Costs	430	168
Other	155	137
Total gross deferred tax assets	8,780	8,743
Deferred tax liabilities:
Deferred loan costs	133	110
Intangibles amortization	3,791	3,441
Prepaid expenses	340	296
FHLB stock dividend	278	285
Depreciation	766	600
Purchase accounting	7	—
Accumulated accretion	72	39
Available-for-sale investment securities	462	—
Total gross deferred tax liabilities	5,849	4,771
Net deferred tax assets	$2,931	$3,972

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2015 and 2014 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.  As of December 31, 2015, approximately $35.2 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Unused commitments and lines of credit:
Commercial real estate	$27,806	$32,927
Commercial operating	174,317	133,884
Home equity	33,028	23,285
Other	56,353	47,498
Total	$291,504	$237,594
Standby letters of credit	$6,806	$5,193

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2015 and 2014. The Company's deferred revenue under standby letters of credit was nominal.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $25,617,000 and $32,050,000 at December 31, 2015 and 2014, respectively.  Activity during 2015 and 2014 was as follows:

	2015	2014
Beginning balance	$32,050	$24,539
New loans	80	11,154
Loan repayments	(6,513)	(3,643)
Ending balance	$25,617	$32,050

Deposits from related parties held by First Mid Bank at December 31, 2015 and 2014 totaled $107,606,000 and $92,973,000, respectively.

Note 19 -- Business Combinations

On August 14, 2015, First Mid-Illinois Bank completed the acquisition of twelve Illinois bank branches ("ONB Branches") from Old National Bank, a national banking association having its principal office in Evansville, Indiana. The acquisition expanded First Mid Bank's service area into Southern Illinois and provided a stable source of core deposits. Pursuant to the terms of the Branch Purchase and Assumption Agreement, dated January 30, 2015, as amended, by and between First Mid Bank and Old National Bank, First Mid Bank, among other matters, assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the ONB Branches. The deposit and loan balances assumed were approximately$453 million and $156 million at book value, respectively. First Mid Bank also assumed certain leases, and entered into certain subleases, related to the ONB Branches.

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

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash	$279,468	$—	$279,468
Loans	155,774	(3,377)	152,397
Premises and equipment	4,547	(125)	4,422
Goodwill	—	14,274	14,274
Core deposit intangible	—	6,216	6,216
Other assets	1,433	(259)	1,174
Total assets acquired	$441,222	$16,729	$457,951
Liabilities
Deposits	$452,810	$837	$453,647
Securities sold under agreements to repurchase	3,797	—	3,797
Other liabilities	507	—	507
Total liabilities assumed	$457,114	$837	$457,951

The Company recognized approximately $1.4 million of costs related to completion of the acquisition during 2015. These acquisition costs are included in legal and professional and other expense. The difference between the fair value and acquired value of the purchased loans of $3,377,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $837,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $6,216,000, will be amortized on an accelerated basis over its estimated life of ten years

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

	Twelve months ended December 31,
	2015	2014
Net interest income	$66,680	$61,943
Provision for loan losses	1,483	838
Non-interest income	26,001	24,141
Non-interest expense	59,944	56,851
Income before income taxes	31,254	28,395
Income tax expense	11,207	10,579
Net income	20,047	17,816
Dividends on preferred shares	2,200	4,152
Net income available to common stockholders	$17,847	$13,664

Earnings per share
Basic	$2.30	$2.28
Diluted	$2.19	$2.13

Basic weighted average shares outstanding	7,775,490	6,002,766
Diluted weighted average shares outstanding	9,137,689	8,371,687

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

Actual revenue and earnings of the ONB branches included in the consolidated statement of income of the Company for the year ended December 31, 2015, was $3,270,000 and $(228,380), respectively.

Note 20 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $1,749,000, $1,240,000 and $1,297,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Future minimum lease payments under operating leases are:

2016	$2,594
2017	2,501
2018	2,500
2019	2,014
2020	2,014
Thereafter	36,685
Total minimum lease payments	$48,308

Note 21 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2015	2014
Assets
Cash	$1,660	$1,729
Premises and equipment, net	2,713	2,789
Investment in subsidiaries	222,116	180,774
Other assets	950	2,248
Total Assets	$227,439	$187,540
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$550	$550
Debt	20,620	20,620
Other liabilities	1,260	1,454
Total Liabilities	22,430	22,624
Stockholders’ equity	205,009	164,916
Total Liabilities and Stockholders’ equity	$227,439	$187,540

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2015	2014	2013
Income:
Dividends from subsidiaries	$6,094	$7,900	$1,438
Other income	66	65	64
Total income	6,160	7,965	1,502
Operating expenses	2,556	2,425	2,233
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	3,604	5,540	(731)
Income tax benefit	974	948	876
Income before equity in undistributed earnings of subsidiaries	4,578	6,488	145
Equity in undistributed earnings of subsidiaries	11,934	8,973	14,577
Net income	16,512	15,461	14,722
Other comprehensive income (loss), net of taxes	1,598	7,505	(12,924)
Comprehensive income	$18,110	$22,966	$1,798

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$16,512	$15,461	$14,722
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	87	110	116
Dividends received from subsidiary	6,094	7,900	1,438
Equity in undistributed earnings of subsidiaries	(11,934)	(8,973)	(14,577)
Increase in other assets	(4,707)	(7,412)	(1,512)
Increase in other liabilities	37	260	180
Net cash provided by operating activities	6,089	7,346	367

Cash flows from investing activities:
Investment in subsidiary	(27,825)	—	—
Net cash used in investing activities	(27,825)	—	—

Cash flows from financing activities:
Conversion of preferred stock to shares of common stock	—	(24,635)	—
Proceeds from issuance of common stock	28,222	25,123	1,303
Purchase of treasury stock	(1,066)	(1,763)	(4,619)
Dividends paid on preferred stock	(2,002)	(4,339)	(4,050)
Dividends paid on common stock	(3,487)	(2,648)	(2,014)
Net cash provided by (used in) financing activities	21,667	(8,262)	(9,380)
Decrease in cash	(69)	(916)	(9,013)
Cash at beginning of year	1,729	2,645	11,658
Cash at end of year	$1,660	$1,729	$2,645

Note 22 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2015 and 2014:

	Quarters ended in 2015
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,439	$14,172	$14,943	$16,697
Interest expense	827	828	947	897
Net interest income	12,612	13,344	13,996	15,800
Provision for loan losses	265	143	481	429
Net interest income after provision for loan losses	12,347	13,201	13,515	15,371
Other income	4,799	4,537	5,009	6,199
Other expense	10,804	11,230	12,882	14,332
Income before income taxes	6,342	6,508	5,642	7,238
Income taxes	2,303	2,352	1,979	2,584
Net income	4,039	4,156	3,663	4,654
Dividends on preferred shares	550	550	550	550
Net income available to common stockholders	$3,489	$3,606	$3,113	$4,104
Basic earnings per common share	$0.50	$0.50	$0.37	$0.49
Diluted earnings per common share	0.48	0.49	0.37	0.48

	Quarters ended in 2014
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,362	$13,600	$13,807	$13,965
Interest expense	815	788	805	844
Net interest income	12,547	12,812	13,002	13,121
Provision for loan losses	323	128	44	134
Net interest income after provision for loan losses	12,224	12,684	12,958	12,987
Other income	4,481	4,990	4,402	4,496
Other expense	10,960	11,214	11,090	11,243
Income before income taxes	5,745	6,460	6,270	6,240
Income taxes	2,138	2,431	2,355	2,330
Net income	3,607	4,029	3,915	3,910
Dividends on preferred shares	1,104	1,104	1,105	839
Net income available to common stockholders	$2,503	$2,925	$2,810	$3,071
Basic earnings per common share	$0.43	$0.49	$0.48	$0.48
Diluted earnings per common share	0.43	0.48	0.47	0.47

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Decatur, Illinois
March 4, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”  Based on the assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.
March 4, 2016

Joseph R. Dively
President and Chief Executive Officer

 Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

Decatur, Illinois
March 4, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		359,829	(1)
(B) Stock Incentive Plan	45,500	(2)	$24.67	(3)	239,261	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	45,500		$24.67		599,090

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock option and/or restricted stock.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2015 and 2014

•	Consolidated Statements of Income -- For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2015, 2014 and 2013.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 4, 2016
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 4th day of March 2016, by the following persons on behalf of the Company and in the capacities listed.

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

2.2
First Amendment to Branch Purchase and Assumption Agreement between First Mid-Illinois Bank & Trust, N.A. and Old National Bank, dated August 14, 2015                                                                                                                                                                                                         Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed October 23, 2015.

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

4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2
Rights Agreement, dated as of September 22, 2009, between First Mid-Illinois Bancshares, Inc. and Computershares Trust Company, N.A.,
as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on
September 24, 2009.

4.3	Amendment No. 1 to the Rights Agreement Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s, Current Report on Form 8-K filed with the SEC on January 21, 2015.
4.4	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
4.5	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2011.
10.1
Form of Securities Purchase Agreement, by and among the Company and the purchasers thereto, effective June 18, 2015 Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on June 19, 2015.

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

10.4
Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2015.

10.5
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 28,2015.

10.6
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 28, 2015.

10.7
Employment Agreement between the Company and Eric S. McRae
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

10.8
Employment Agreement between the Company and Christopher L. Slabach
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2013.

10.9
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