Form 10-Q
period 2016-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2016-05-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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

As of May 6, 2016, 8,459,854 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks:
Non-interest bearing	$45,141	$42,570
Interest bearing	34,067	72,722
Federal funds sold	491	492
Cash and cash equivalents	79,699	115,784
Certificates of deposit investments	34,730	25,000
Investment securities:
Available-for-sale, at fair value	518,339	518,848
Held-to-maturity, at amortized cost (estimated fair value of $98,362 and $85,737 at March 31, 2016 and December 31, 2015, respectively)	97,382	85,208
Loans held for sale	1,738	968
Loans	1,275,167	1,280,921
Less allowance for loan losses	(14,736)	(14,576)
Net loans	1,260,431	1,266,345
Interest receivable	7,592	8,085
Other real estate owned	347	477
Premises and equipment, net	30,034	31,340
Goodwill, net	41,007	41,007
Intangible assets, net	8,542	8,997
Bank owned life insurance	25,009	—
Other assets	14,794	12,440
Total assets	$2,119,644	$2,114,499
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$360,603	$342,636
Interest bearing	1,379,751	1,389,932
Total deposits	1,740,354	1,732,568
Securities sold under agreements to repurchase	116,689	128,842
Interest payable	367	356
FHLB borrowings	20,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	1,100	550
Other liabilities	8,482	6,554
Total liabilities	1,907,612	1,909,490
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 5,500 shares in 2016 and 2015	27,400	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 9,006,045 shares in 2016 and 9,003,710 shares in 2015	38,024	38,015
Additional paid-in capital	80,116	79,626
Retained earnings	75,968	71,712
Deferred compensation	2,728	3,245
Accumulated other comprehensive income	3,278	723
Less treasury stock at cost, 549,743 shares in 2016 and 549,743 shares in 2015	(15,482)	(15,712)
Total stockholders’ equity	212,032	205,009
Total liabilities and stockholders’ equity	$2,119,644	$2,114,499
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$13,592	$11,052
Interest on investment securities	3,221	2,361
Interest on certificates of deposit investments	73	—
Interest on deposits with other financial institutions	93	26
Total interest income	16,979	13,439
Interest expense:
Interest on deposits	579	532
Interest on securities sold under agreements to repurchase	18	14
Interest on FHLB borrowings	150	153
Interest on subordinated debentures	145	128
Total interest expense	892	827
Net interest income	16,087	12,612
Provision for loan losses	113	265
Net interest income after provision for loan losses	15,974	12,347
Other income:
Trust revenues	981	920
Brokerage commissions	448	278
Insurance commissions	1,333	635
Service charges	1,509	1,189
Securities gains, net	260	229
Mortgage banking revenue, net	95	167
ATM / debit card revenue	1,489	1,006
Bank owned life insurance	9	—
Other	520	375
Total other income	6,644	4,799
Other expense:
Salaries and employee benefits	7,847	6,056
Net occupancy and equipment expense	2,879	1,979
Net other real estate owned (income) expense	(19)	(8)
FDIC insurance	266	203
Amortization of intangible assets	455	155
Stationery and supplies	201	152
Legal and professional	784	582
Marketing and donations	962	217
Other	1,796	1,468
Total other expense	15,171	10,804
Income before income taxes	7,447	6,342
Income taxes	2,641	2,303
Net income	4,806	4,039
Dividends on preferred shares	550	550
Net income available to common stockholders	$4,256	$3,489

Per share data:
Basic net income per common share available to common stockholders	$0.50	$0.50
Diluted net income per common share available to common stockholders	$0.49	$0.48
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2016	2015
Net income	$4,806	$4,039
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(1,663) and $(1,871) for three months ended March 31, 2016 and 2015, respectively.	2,607	2,927
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(69) and $(57) for three months ended March 31, 2016 and 2015, respectively.	107	90
Less: reclassification adjustment for realized (gains) losses included in net income net of taxes of $101 and $89 for three months ended March 31, 2016 and 2015, respectively.	(159)	(140)
Other comprehensive income, net of taxes	2,555	2,877
Comprehensive income	$7,361	$6,916

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,806	$4,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	113	265
Depreciation, amortization and accretion, net	1,720	876
Change in cash surrender value of bank owned life insurance	(9)	—
Stock-based compensation expense	89	88
Gains on investment securities, net	(260)	(229)
Gain on sales of other real property owned, net	(23)	(18)
Donation of building	653	—
Loss on write down of fixed assets	13	64
Gains on sale of loans held for sale, net	(120)	(189)
Decrease in accrued interest receivable	493	819
Increase in accrued interest payable	11	20
Origination of loans held for sale	(9,997)	(12,515)
Proceeds from sale of loans held for sale	9,347	13,794
Increase in other assets	(3,846)	(1,240)
Increase in other liabilities	1,911	1,311
Net cash provided by operating activities	4,901	7,085
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	3,228	—
Purchases of certificates of deposit investments	(12,958)	—
Proceeds from sales of securities available-for-sale	8,510	9,453
Proceeds from maturities of securities available-for-sale	25,383	9,362
Proceeds from maturities of securities held-to-maturity	15,000	5,000
Purchases of securities available-for-sale	(29,756)	(41,902)
Purchases of securities held-to-maturity	(27,000)	—
Net decrease in loans	5,775	7,277
Sale of premises and equipment	147	—
Purchases of premises and equipment	(127)	(245)
Proceeds from sales of other real property owned	179	80
Investment in bank owned life insurance	(25,000)	—
Net cash used in investing activities	(36,619)	(10,975)
Cash flows from financing activities:
Net increase in deposits	7,786	7,026
Decrease in repurchase agreements	(12,153)	(5,273)
Proceeds from FHLB advances	—	5,000
Proceeds from other borrowings	—	2,000
Proceeds from issuance of common stock	—	210
Purchase of treasury stock	—	(836)
Net cash provided by (used in) financing activities	(4,367)	8,127
Increase (decrease) in cash and cash equivalents	(36,085)	4,237
Cash and cash equivalents at beginning of period	115,784	51,730
Cash and cash equivalents at end of period	$79,699	$55,967

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Three months ended March 31,
(In thousands)	2016	2015

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$881	$807
Income taxes	1,525	160
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	26	42
Net tax benefit related to option and deferred compensation plans	140	85

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2016 and 2015, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2016 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. The Company operates as a one-segment entity for financial reporting purposes.

The 2015 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

Bank Owned Life Insurance

First Mid Bank has purchased life insurance policies on certain senior management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2016, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2016 or 2015. The Company awarded 12,925 shares as Stock Unit Awards and 18,002 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2016 was $15.97 and the NASDAQ Bank Index value at March 31, 2016 was 2,853.15.

On March 25, 2016, the Company notified the holders of the Series C Preferred Stock that the Company is proceeding with the mandatory conversion of the Series C Preferred Stock on May 16, 2016. After this date, dividends will cease to accrue on the Series C Preferred Stock and certificates for shares of Series C Preferred Stock will only represent the right to receive the appropriate number of shares of common stock together with net accrued and unpaid dividends on the Series C Preferred Stock and cash in lieu of fractional share interests.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2016
Net unrealized gains on securities available-for-sale	$7,444	$—	$7,444
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(658)	—	(658)
Securities with other-than-temporary impairment losses	—	(1,415)	(1,415)
Tax benefit (expense)	(2,645)	552	(2,093)
Balance at March 31, 2016	$4,141	$(863)	$3,278

December 31, 2015
Net unrealized gains on securities available-for-sale	$3,243	$—	$3,243
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(834)	—	(834)
Securities with other-than-temporary impairment losses	—	(1,224)	(1,224)
Tax benefit (expense)	(939)	477	(462)
Balance at December 31, 2015	$1,470	$(747)	$723

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2016 and 2015, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2016	2015
Unrealized gains on available-for-sale securities	$260	229	Securities gains, net
			(Total reclassified amount before tax)
	(101)	(89)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$159	$140	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). In March 2016, FASB issued ASU 2016-09. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The new guidance will be effective for public companies for reporting periods beginning after December 15, 2016, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08"). In March 2016, the FASB issued ASU 2016-08 which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Management is evaluating the impact of ASU 2016-08 will have on the Company’s financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management is evaluating the impact ASU 2016-02 will have on the Company's financial statements.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which created a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, OtherAssets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC

Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,806,000	$4,039,000
Preferred stock dividends	(550,000)	(550,000)
Net income available to common stockholders	$4,256,000	$3,489,000
Weighted average common shares outstanding	8,455,507	7,024,678
Basic earnings per common share	$0.50	$0.50
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$4,256,000	$3,489,000
Effect of assumed preferred stock conversion	550,000	550,000
Net income applicable to diluted earnings per share	$4,806,000	$4,039,000
Weighted average common shares outstanding	8,455,507	7,024,678
Dilutive potential common shares:
Assumed conversion of stock options	178	—
Restricted stock awarded	5,232	9,382
Assumed conversion of preferred stock	1,355,348	1,355,348
Dilutive potential common shares	1,360,758	1,364,730
Diluted weighted average common shares outstanding	9,816,265	8,389,408
Diluted earnings per common share	$0.49	$0.48

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 because they were anti-dilutive:

	Three months ended March 31,
	2016	2015
Stock options to purchase shares of common stock	24,500	52,000

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$81,370	$284	$(106)	$81,548
Obligations of states and political subdivisions	107,322	3,859	(53)	111,128
Mortgage-backed securities: GSE residential	316,470	3,747	(325)	319,892
Trust preferred securities	3,113	—	(1,415)	1,698
Other securities	4,035	61	(23)	4,073
Total available-for-sale	$512,310	$7,951	$(1,922)	$518,339
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$97,382	$1,020	$(40)	$98,362

December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$90,368	$41	$(268)	$90,141
Obligations of states and political subdivisions	107,164	3,608	(55)	110,717
Mortgage-backed securities: GSE residential	312,132	1,374	(1,452)	312,054
Trust preferred securities	3,130	—	(1,224)	1,906
Other securities	4,035	29	(34)	4,030
Total available-for-sale	$516,829	$5,052	$(3,033)	$518,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$85,208	$743	$(214)	$85,737

Trust preferred securities represent one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty-one years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2016 and 2015 (in thousands):

	March 31, 2016	March 31, 2015
Gross gains	$260	$229
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2016 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,248	$41,300	$—	$—	$81,548
Obligations of state and political subdivisions	8,189	49,578	50,876	2,485	111,128
Mortgage-backed securities: GSE residential	1,974	270,007	47,911	—	319,892
Trust preferred securities	—	—	—	1,698	1,698
Other securities	—	3,986	—	87	4,073
Total available-for-sale investments	$50,411	$364,871	$98,787	$4,270	$518,339
Weighted average yield	1.95%	2.36%	2.80%	2.21%	2.40%
Full tax-equivalent yield	2.39%	2.67%	3.92%	3.18%	2.88%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,782	$24,514	$5,086	$—	$97,382
Weighted average yield	1.85%	2.11%	2.06%	—%	1.93%
Full tax-equivalent yield	1.85%	2.11%	2.06%	—%	1.93%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2016.

Investment securities carried at approximately $377 million and $404 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2016 and December 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,266	$(80)	$9,973	$(26)	$35,239	$(106)
Obligations of states and political subdivisions	3,194	(43)	498	(10)	3,692	(53)
Mortgage-backed securities: GSE residential	13,908	(92)	23,316	(233)	37,224	(325)
Trust preferred securities	—	—	1,698	(1,415)	1,698	(1,415)
Other securities	1,977	(23)	—	—	1,977	(23)
Total	$44,345	$(238)	$35,485	$(1,684)	$79,830	$(1,922)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,441	$(40)	$—	$—	$17,441	$(40)
December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,942	$(142)	$12,971	$(126)	$47,913	$(268)
Obligations of states and political subdivisions	3,168	(32)	979	(23)	4,147	(55)
Mortgage-backed securities: GSE residential	164,249	(841)	20,011	(611)	184,260	(1,452)
Trust preferred securities	—	—	1,906	(1,224)	1,906	(1,224)
Other securities	1,966	(34)	—	—	1,966	(34)
Total	$204,325	$(1,049)	$35,867	$(1,984)	$240,192	$(3,033)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,845	$(214)	$—	$—	$35,845	$(214)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2016, there were two available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $9,973,000 and unrealized losses of $26,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015 there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $12,971,000 and unrealized losses of $126,000 in a continuous unrealized loss position for twelve months or more. At March 31, 2016 and December 31, 2015 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2016 there were two obligations of states and political subdivisions with a fair value of $498,000 and unrealized losses of $10,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were two obligations of states and political subdivisions with a fair value of $979,000 and unrealized losses of $23,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2016 there were six mortgage-backed securities with a fair value of $23,316,000 and unrealized losses of $233,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were seven mortgage-backed securities with a fair value of $20,011,000 and unrealized losses of $611,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2016, there was one trust preferred security with a fair value of $1,698,000 and unrealized loss of $1,415,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there was one trust preferred security with a fair value of $1,906,000 and unrealized loss of $1,224,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2016 or 2015.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at March 31, 2016. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,113	$1,698	$(1,415)	$(1,111)

Other securities. At March 31, 2016 and December 31, 2015, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2016 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands).

Accumulated Credit Losses
	March 31, 2016	March 31, 2015
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2016 and December 31, 2015 follows (in thousands):

	March 31, 2016	December 31, 2015
Construction and land development	$29,461	$39,232
Agricultural real estate	119,508	122,579
1-4 Family residential properties	225,159	231,383
Multifamily residential properties	47,359	45,765
Commercial real estate	438,607	409,487
Loans secured by real estate	860,094	848,446
Agricultural loans	67,239	75,998
Commercial and industrial loans	298,588	305,851
Consumer loans	40,084	42,097
All other loans	11,700	11,317
Gross loans	1,277,705	1,283,709
Less:
Net deferred loan fees, premiums and discounts	2,538	2,788
Allowance for loan losses	14,736	14,576
Net loans	$1,260,431	$1,266,345

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,738,000 and $968,000 at March 31, 2016 and December 31, 2015, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2016, the Company’s loan portfolio included $186.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $151.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $11.9 million from $198.6 million at December 31, 2015 while loans concentrated in other grain farming decreased $9.7 million from $161.5 million at December 31, 2015 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $63.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $111.7 million of loans to lessors of non-residential buildings and $65.3 million of loans to lessors of residential buildings and dwellings.

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

Allowance for Loan Losses

The allowance for loan losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for loan losses by separately evaluating large impaired loans and nonimpaired loans.

Impaired loans
The Company individually evaluates certain loans for impairment.  In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For loans greater than $250,000, impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral do not justify the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Non-Impaired loans
Non-impaired loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as troubled debt restructurings. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Watch, Substandard, or Doubtful. Determining the appropriate level of the allowance for loan losses for all non-impaired loans is based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses is determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets are evaluated each quarter to determine if adjustments to the weighted average historical net losses is appropriate given these current influences on the risk profile of each loan segment. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

Due to weakened economic conditions during recent years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses.

The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses.  However, on an on-going basis the Company continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	225	(68)	16	123	(183)	113
Losses charged off	(40)	—	(84)	(113)	—	(237)
Recoveries	225	1	—	58	—	284
Balance, end of period	$11,789	$1,270	$926	$710	$41	$14,736
Ending balance:
Individually evaluated for impairment	$298	$—	$—	$—	$—	$298
Collectively evaluated for impairment	$11,491	$1,270	$926	$710	$41	$14,438
Loans:
Ending balance	$821,856	$186,266	$226,675	$42,108	$—	$1,276,905
Ending balance:
Individually evaluated for impairment	$1,201	$430	$—	$—	$—	$1,631
Collectively evaluated for impairment	$820,655	$185,836	$226,675	$42,108	$—	$1,275,274

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	358	(69)	(13)	4	(15)	265
Losses charged off	(9)	—	(25)	(56)	—	(90)
Recoveries	196	—	1	52	—	249
Balance, end of period	$11,459	$1,291	$753	$386	$217	$14,106
Ending balance:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	$10,834	$1,291	$753	$386	$217	$13,481
Loans:
Ending balance	$694,836	$165,927	$178,038	$15,355	$—	$1,054,156
Ending balance:
Individually evaluated for impairment	$3,392	$—	$—	$—	$—	$3,392
Collectively evaluated for impairment	$691,444	$165,927	$178,038	$15,355	$—	$1,050,764
Year ended December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of year	$11,379	$1,337	$994	$642	$224	$14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans:
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889
Ending balance:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	$806,992	$197,636	$232,348	$43,739	$—	$1,280,715

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

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, collateral support, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Company uses the following definitions for risk ratings which are commensurate with a loan considered “criticized”:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$29,316	$39,067	$115,439	$118,103	$219,754	$224,552	$46,785	$45,180
Watch	—	—	1,807	2,282	1,435	1,454	241	243
Substandard	136	142	2,168	2,089	4,978	5,565	310	317
Doubtful	—	—	—	—	—	—	—	—
Total	$29,452	$39,209	$119,414	$122,474	$226,167	$231,571	$47,336	$45,740

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$416,673	$386,769	$66,757	$75,437	$291,926	$298,633	$39,319	$41,278
Watch	10,440	10,498	280	210	4,142	4,686	—	—
Substandard	11,177	11,905	106	239	1,817	1,741	309	301
Doubtful	—	—	—	—	—	—	—	—
Total	$438,290	$409,172	$67,143	$75,886	$297,885	$305,060	$39,628	$41,579

	All Other Loans		Total Loans
	2016	2015	2016	2015
Pass	$11,590	$11,198	$1,237,559	$1,240,217
Watch	—	—	18,345	19,373
Substandard	—	—	21,001	22,299
Doubtful	—	—	—	—
Total	$11,590	$11,198	$1,276,905	$1,281,889

The following table presents the Company’s loan portfolio aging analysis at March 31, 2016 and December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2016
Construction and land development	$235	$—	$—	$235	$29,217	$29,452	$—
Agricultural real estate	419	106	—	525	118,889	119,414	—
1-4 Family residential properties	322	506	290	1,118	225,049	226,167	—
Multifamily residential properties	—	—	—	—	47,336	47,336	—
Commercial real estate	4,649	187	117	4,953	433,337	438,290	—
Loans secured by real estate	5,625	799	407	6,831	853,828	860,659	—
Agricultural loans	—	—	55	55	67,088	67,143	—
Commercial and industrial loans	661	52	189	902	296,983	297,885	—
Consumer loans	106	—	9	115	39,513	39,628	—
All other loans	—	—	—	—	11,590	11,590	—
Total loans	$6,392	$851	$660	$7,903	$1,269,002	$1,276,905	$—
December 31, 2015
Construction and land development	$—	$—	$—	$—	$39,209	$39,209	$—
Agricultural real estate	106	—	—	106	122,368	122,474	—
1-4 Family residential properties	1,059	742	154	1,955	229,616	231,571	—
Multifamily residential properties	—	—	—	—	45,740	45,740	—
Commercial real estate	251	67	31	349	408,823	409,172	—
Loans secured by real estate	1,416	809	185	2,410	845,756	848,166	—
Agricultural loans	65	74	—	139	75,747	75,886	—
Commercial and industrial loans	65	476	196	737	304,323	305,060	—
Consumer loans	137	42	13	192	41,387	41,579	—
All other loans	—	—	—	—	11,198	11,198	—
Total loans	$1,683	$1,401	$394	$3,478	$1,278,411	$1,281,889	$—

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

The following tables present impaired loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	430	430	—	430	430	—
1-4 Family residential properties	—	—	—	—	—	—
Multifamily residential properties	310	310	—	316	316	—
Commercial real estate	476	476	177	—	—	—
Loans secured by real estate	1,216	1,216	177	746	746	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	392	392	121	405	405	134
Consumer loans	22	22	—	23	23	—
All other loans	—	—	—	—	—	—
Total loans	$1,630	$1,630	$298	$1,174	$1,174	$134
Loans without a specific allowance:
Construction and land development	$136	$701	$—	$142	$707	$—
Agricultural real estate	22	26	—	24	28	—
1-4 Family residential properties	1,323	1,517	—	1,373	1,688	—
Multifamily residential properties	—	—	—	1	1	—
Commercial real estate	295	316	—	304	325	—
Loans secured by real estate	1,776	2,560	—	1,844	2,749	—
Agricultural loans	70	70	—	79	79	—
Commercial and industrial loans	639	795	—	670	932	—
Consumer loans	230	233	—	242	256	—
All other loans	—	—	—	—	—	—
Total loans	$2,715	$3,658	$—	$2,835	$4,016	$—
Total loans:
Construction and land development	$136	$701	$—	$142	$707	$—
Agricultural real estate	452	456	—	454	458	—
1-4 Family residential properties	1,323	1,517	—	1,373	1,688	—
Multifamily residential properties	310	310	—	317	317	—
Commercial real estate	771	792	177	304	325	—
Loans secured by real estate	2,992	3,776	177	2,590	3,495	—
Agricultural loans	70	70	—	79	79	—
Commercial and industrial loans	1,031	1,187	121	1,075	1,337	134
Consumer loans	252	255	—	265	279	—
All other loans	—	—	—	—	—	—
Total loans	$4,345	$5,288	$298	$4,009	$5,190	$134

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	For the three months ended
	March 31, 2016		March 31, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$136	$—	$419	$—
Agricultural real estate	453	—	96	1
1-4 Family residential properties	1,330	5	1,292	2
Multifamily residential properties	312	—	—	—
Commercial real estate	773	1	2,084	1
Loans secured by real estate	3,004	6	3,891	4
Commercial and industrial loans	1,061	—	514	—
Consumer loans	264	—	294	1
Total loans	$4,419	$6	$4,699	$5

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $395,000 of 1-4 Family residential properties, $35,000 of commercial real estate, $28,000 of commercial & industrial loans and $11,000 of consumer loans at March 31, 2016. The balance of loans modified into a troubled debt restructuring included in the impaired loans stated above that were still accruing was $67,000 of Agricultural real estate loans, $344,000 of 1-4 family residential properties, $37,000 commercial real estate and $40,000 of consumer loans at March 31, 2015. For the three months ended March 31, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2016 and December 31, 2015 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2016	December 31, 2015
Construction and land development	$136	$142
Agricultural real estate	452	454
1-4 Family residential properties	928	975
Multifamily residential properties	310	317
Commercial real estate	736	269
Loans secured by real estate	2,562	2,157
Agricultural loans	70	79
Commercial and industrial loans	1,003	928
Consumer loans	241	248
Total loans	$3,876	$3,412

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $68,000 and $97,000 for the three months ended March 31, 2016 and 2015, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2016 and December 31, 2015 was $1.69 million and $1.74 million, respectively.  There were no specific reserves established with respect to these loans as of March 31, 2016 and December 31, 2015. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2016 and December 31, 2015 (in thousands).

Troubled debt restructurings:	March 31, 2016	December 31, 2015
Construction and land development	$136	$142
Agricultural real estate	232	232
1-4 Family residential properties	511	515
Commercial real estate	121	124
Loans secured by real estate	1,000	1,013
Commercial and industrial loans	468	491
Consumer loans	221	239
Total	$1,689	$1,743
Performing troubled debt restructurings:
Agricultural real estate	$—	$—
1-4 Family residential properties	395	$397
Commercial real estate	35	36
Loans secured by real estate	430	433
Commercial and industrial loans	28	147
Consumer loans	11	21
Total	$469	$601

The decrease in TDRs during the period was due to a loan that paid off. The following table presents loans modified as TDRs during the three months ended March 31, 2016 and 2015, as a result of various modified loan factors (in thousands):

	March 31, 2016			March 31, 2015
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Farm Loans	—	$—		1	$23	(b)
1-4 Family residential properties	—	—		1	11	(b)
Loans secured by real estate	—	—		2	34
Commercial and industrial loans	1	19	(b)(c)	—	—
Consumer Loans	—	—		2	32	(b)(c)
Total	1	$19		4	$66

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults during the three months ended March 31, 2016. There were no loans in payment default as of December 31, 2015.

The balance of real estate owned includes $347,000 and $477,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2016 and December 31, 2015, respectively. the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $0 and $55,000 at March 31, 2016 and December 31, 2015, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of the Insurance agency.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$44,767	$3,760	$44,767	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	15,202	8,426	15,202	8,017
Other Intangibles	3,731	1,965	3,731	1,919
	$66,715	$17,166	$66,715	$16,711

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

During the fourth quarter of 2015, goodwill of $980,000 was also recorded for the acquisition of certain assets used by Illiana Insurance Agency, Ltd., in connection with its health plan and life insurance and annuity's business. The following table provides a reconciliation of the purchase price paid for Illiana and the amount of goodwill recorded (in thousands):

Purchase price	$2,807
Less purchase accounting adjustments:
Insurance company intangibles	(1,827)
Resulting goodwill from acquisition	$980

Total amortization expense for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	March 31,
	2016	2015
Core deposit intangibles	409	155
Other Intangibles	46	—
	$455	$155

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/16-03/31/16	$455
Estimated amortization expense:
For period 03/31/16-12/31/16	$1,092
For year ended 12/31/17	1,322
For year ended 12/31/18	1,193
For year ended 12/31/19	1,079
For year ended 12/31/20	933
For year ended 12/31/21	710

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $116.7 million at March 31, 2016, a decrease of $12.1 million from $128.8 million at December 31, 2015. The decrease during the first three months of 2016 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities.

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

March 31, 2016
US Treasury securities and obligations of U.S. government corporations & agencies	$66,505
Mortgage-backed securities: GSE: residential	50,184
Total	$116,689

FHLB borrowings remained the same at $20 million for March 31, 2016 and December 31, 2015. At March 31, 2016 the advances were as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

Note 7 -- Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2016,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,548	$—	$81,548	$—
Obligations of states and political subdivisions	111,128	—	111,128	—
Mortgage-backed securities	319,892	—	319,892	—
Trust preferred securities	1,698	—	—	1,698
Other securities	4,073	87	3,986	—
Total available-for-sale securities	$518,339	$87	$516,554	$1,698
December 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,141	$—	$90,141	$—
Obligations of states and political subdivisions	110,717	—	110,717	—
Mortgage-backed securities	312,054	—	312,054	—
Trust preferred securities	1,906	—	—	1,906
Other securities	4,030	64	3,966	—
Total available-for-sale securities	$518,848	$64	$516,878	$1,906

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015 is summarized as follows (in thousands):

	Trust Preferred Securities
	March 31, 2016	March 31, 2015
Beginning balance	$1,906	$364
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	(191)	1,847
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(17)	(45)
Ending balance	$1,698	$2,166
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2016 was $892,000 and a fair value of $594,000 resulting in specific loss exposures of $298,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2016 was $346,800. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $26,500.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans (collateral dependent)	$594	$—	$—	$594
Foreclosed assets held for sale	27	—	—	27
December 31, 2015
Impaired loans (collateral dependent)	$294	$—	$—	$294
Foreclosed assets held for sale	423	—	—	423

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

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,698	Discounted cash flow	Discount rate	11.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$594	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$27	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,906	Discounted cash flow	Discount rate	11.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$294	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$423	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Cash and due from banks	$79,208	$79,208	$79,208	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	34,730	34,826	—	34,826	—
Available-for-sale securities	518,339	518,339	87	516,554	1,698
Held-to-maturity securities	97,382	98,362	—	98,362	—
Loans held for sale	1,738	1,738	—	1,738	—
Loans net of allowance for loan losses	1,260,431	1,260,043	—	—	1,260,043
Interest receivable	7,592	7,592	—	7,592	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,740,354	$1,740,651	$—	$1,501,530	$239,121
Securities sold under agreements to repurchase	116,689	116,701	—	116,701	—
Interest payable	367	367	—	367	—
Federal Home Loan Bank borrowings	20,000	20,805	—	20,805	—
Junior subordinated debentures	20,620	13,026	—	13,026	—

December 31, 2015
Financial Assets
Cash and due from banks	$115,292	$115,292	$115,292	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	25,000	25,056	—	25,056	—
Available-for-sale securities	518,848	518,848	64	516,878	1,906
Held-to-maturity securities	85,208	85,737	—	85,737	—
Loans held for sale	968	968	—	968	—
Loans net of allowance for loan losses	1,266,345	1,265,126	—	—	1,265,126
Interest receivable	8,085	8,085	—	8,085	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,732,568	$1,732,463	$—	$1,489,130	$243,333
Securities sold under agreements to repurchase	128,842	128,843	—	128,843	—
Interest payable	356	356	—	356	—
Federal Home Loan Bank borrowings	20,000	20,422	—	20,422	—
Junior subordinated debentures	20,620	13,207	—	13,207	—

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

Three months ended
March 31,
2015
Net interest income	$15,712
Provision for loan losses	306
Non-interest income	6,601
Non-interest expense	15,061
Income before income taxes	6,946
Income tax expense	2,520
Net income	$4,426
Dividends on preferred shares	550
Net income available to common stockholders	$3,876

Earnings per share
Basic	$0.55
Diluted	$0.53

Basic weighted average shares outstanding	7,024,678
Diluted weighted average shares outstanding	8,389,408

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

Note 9 -- Subsequent Event

On April 26, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Clover Leaf Financial Corp., a Maryland corporation ("First Clover Leaf"), pursuant to which, amongst other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Clover Leaf pursuant to a business combination whereby First Clover Leaf would merge with and into the Company, with the Company as the surviving entity (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10 per share, of First Clover Leaf issued and outstanding immediately prior to the effective time of the Merger will be converted into and become the right to receive, at the election of each stockholder, either (a) $12.87 or (b) 0.495 shares of common stock, par value $4 per share, of the Company and cash in lieu of fractional shares, subject to certain adjustments, all as set forth in the Merger Agreement. The Merger is anticipated to close in the second half of 2016, and is subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of both the Company and First Clover Leaf.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2016 and 2015.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2015 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $4,806,000 and $4,039,000 for the three months ended March 31, 2016 and 2015, respectively. Diluted net income per common share available to common stockholders was $0.49 and $0.48 for the three months ended March 31, 2016 and 2015. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2016 and 2015, compared to the performance ratios for the year ended December 31, 2015:

	Three months ended		Year ended
	March 31, 2016	March 31, 2015	December 31, 2015
Return on average assets	0.91%	1.00%	0.91%
Return on average common equity	9.35%	9.99%	8.97%
Average equity to average assets	9.97%	10.31%	10.34%

Total assets were $2.12 billion at March 31, 2016, compared to $2.11 billion as of December 31, 2015. From December 31, 2015 to March 31, 2016, cash and interest bearing deposits decreased $36.1 million, net loan balances decreased $5.9 million and investment securities increased $11.7 million. The increase in investment securities balance was primarily due to purchases of securities to invest the cash received from the branch acquisition. Net loan balances were $1.26 billion at March 31, 2016, compared to $1.27 billion at December 31, 2015. The decline in loan balances since year-end was primarily due to seasonal paydowns on agricultural operating loans.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.27% for the three months ended March 31, 2016, down from 3.34% for the same period in 2015. This decrease was primarily due to the additional cash from the branch acquisition which elevated federal funds sold and interest-bearing balances at correspondent banks, this reduced earnings asset yields and resulted in a decline in net interest margin. Net interest income before the provision for loan losses was $16.1 million compared to net interest income of $12.6 million for the same period in 2015.

Total non-interest income of $6.6 million increased $1.8 million or 38.43% from $4.8 million for the same period last year. Insurance commissions were $698,000 higher than last year with the revenues from Illiana Insurance Agency which are generally higher in the first quarter due to timing of policies underwritten and greater income from carriers based upon claims experience. Electronic Services revenues were $483,000 greater than last year and deposit service charges increased by $320,000 with the addition of the ONB branch locations. Revenues from trust and brokerage were $231,000 higher than the first three months of last year, due to an increase in brokerage revenue primarily from brokerage account acquired in the ONB Branch acquisition.

Total non-interest expense of $15.2 million increased $4.4 million or 40.4% from $10.8 million for the same period last year. The operating expenses of the ONB acquired branch locations and the Illiana Insurance Agency are included for the first quarter of 2016. Salaries and benefits expense increased to $7.8 million compared to $6.1 million for the same period last year as full-time equivalent employees increased to 516 from 398. Occupancy expenses have also increased to $2.9 million from $2.0 million for the first quarter of last year was primarily due to the additional 12 branch locations. In December 2015, construction was completed on a new, more efficient branch facility in Monticello Illinois. During the first quarter of 2016, the existing branch building in Monticello was donated and $653,000 was included in donation expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2016 versus 2015
Three months ended March 31,
Net interest income	$3,475
Provision for loan losses	152
Other income, including securities transactions	1,845
Other expenses	(4,367)
Income taxes	(338)
Increase in net income	$767

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.3 million at March 31, 2016, compared to $4.7 million at March 31, 2015 and $4.0 million at December 31, 2015. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $399,000 at March 31, 2016 compared to $243,000 on March 31, 2015 and $478,000 on December 31, 2015. The Company’s provision for loan losses for the three months ended March 31, 2016 and 2015 was $113,000 and $265,000, respectively.  Total loans past due 30 days or more were 0.62% of loans at March 31, 2016 compared to 0.37% at March 31, 2015, and 0.27% of loans at December 31, 2015.  At March 31, 2016, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 67.4% of the loan portfolio as of March 31, 2016 and 66.4% as of December 31, 2015.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2016 and 2015 and December 31, 2015 was 13.19%, 14.50% and 13.23%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2016 and 2015 and December 31, 2015 was 14.19%, 15.69% and 14.25%, respectively. The primary reason for the decrease in these ratios was completion of the acquisition of twelve ONB Branches which increased risk-weighted assets by approximately $227 million offset by completion of a private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2016 and 2015 were $338 million and $240 million, respectively.  The increase in 2016 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $239,000 and $181,000 for this assessment during the first three months of 2016 and 2015, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $27,000 and $22,000 during the first three months of 2016 and 2015, respectively, for this assessment.

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

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company formally evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

The Company estimates the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined based on migration analysis of historical net losses on each loan segment with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2016 and 2015 in the following table (dollars in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$67,479	$93	0.55%	$43,938	$26	0.24%
Federal funds sold	491	—	0.20%	493	—	0.10%
Certificates of deposit investments	30,607	73	0.96%	—	—	—%
Investment securities:
Taxable	494,685	2,367	1.91%	360,472	1,735	1.93%
Tax-exempt (1)	110,521	854	3.09%	78,542	626	3.19%
Loans (2)	1,268,711	13,592	4.31%	1,043,767	11,052	4.29%
Total earning assets	1,972,494	16,979	3.46%	1,527,212	13,439	3.57%
Cash and due from banks	46,543			38,627
Premises and equipment	30,993			27,261
Other assets	66,488			42,024
Allowance for loan losses	(14,698)			(13,903)
Total assets	$2,101,820			$1,621,221
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$806,205	$201	0.10%	$565,931	$163	0.12%
Savings deposits	330,690	106	0.13%	281,586	94	0.14%
Time deposits	241,775	272	0.45%	212,016	275	0.53%
Securities sold under agreements to repurchase	121,338	18	0.06%	116,335	14	0.05%
FHLB advances	20,000	150	3.01%	24,667	153	2.52%
Fed Funds Purchased	—	—	—%	—	—	—%
Junior subordinated debt	20,620	145	2.84%	20,620	128	2.51%
Other debt	110	—	1.86%	89	—	—%
Total interest-bearing liabilities	1,540,738	892	0.23%	1,221,244	827	0.27%
Non interest-bearing demand deposits	343,183			224,565
Other liabilities	8,382			8,299
Stockholders' equity	209,517			167,113
Total liabilities & equity	$2,101,820			$1,621,221
Net interest income		$16,087			$12,612
Net interest spread			3.23%			3.30%
Impact of non-interest bearing funds			0.04%			0.04%
Net yield on interest- earning assets			3.27%			3.34%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2016, compared to the same periods in 2015 (in thousands):

	Three months ended March 31, 2016 compared to 2015 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$67	$20	$47
Federal funds sold	—	(1)	1
Certificates of deposit investments	73	44	29
Investment securities:
Taxable	632	755	(123)
Tax-exempt (2)	228	248	(20)
Loans (3)	2,540	2,486	54
Total interest income	3,540	3,552	(12)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	38	190	(152)
Savings deposits	11	48	(37)
Time deposits	(2)	150	(152)
Securities sold under agreements to repurchase	4	1	3
FHLB advances	(3)	(121)	118
Junior subordinated debt	17	—	17
Other debt	—	—	—
Total interest expense	65	268	(203)
Net interest income	$3,475	$3,284	$191

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $3.5 million, or 27.6%, to $16.1 million for the three months ended March 31, 2016, from $12.6 million for the same period in 2015. Net interest income increased primarily due to the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yields from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and decline in investment yields.

For the three months ended March 31, 2016, average earning assets increased by $445.3 million, or 29.2%, and average interest-bearing liabilities increased $319.5 million or 26.2%, compared with average balances for the same period in 2015.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $23.5 million or 53.6%.

•	Average federal funds sold decreased $2,000 or 0.4%.

•	Average certificates of deposits investments increased $30.6 million or 100.0%

•	Average loans increased by $224.9 million or 21.6%.

•	Average securities increased by $166.2 million or 37.9%.

•	Average deposits increased by $319.1 million or 30.1%.

•	Average securities sold under agreements to repurchase increased by $5.0 million or 4.3%.

•	Average borrowings and other debt decreased by $4.6 million or 10.2%.

•	Net interest margin decreased to 3.27% for the first three months of 2016 from 3.34% for the first three months of 2015.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.37% and 3.44% for the first three months of 2016 and 2015, respectively. The TE adjustments to net interest income for the three months ended March 31, 2016 and 2015 were $506,000 and $373,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2016 and 2015 was $113,000 and $265,000, respectively.  The decrease in provision expense was due to the net recovery position and a decrease in loan balances. Net recoveries were $47,000 for the three months ended March 31, 2016 compared to $159,000 during the same period in 2015.  Nonperforming loans were $4.3 million and $4.7 million as of March 31, 2016 and 2015, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change
Trust revenues	$981	$920	$61
Brokerage commissions	448	278	170
Insurance commissions	1,333	635	698
Service charges	1,509	1,189	320
Security gains, net	260	229	31
Mortgage banking revenue, net	95	167	(72)
ATM / debit card revenue	1,489	1,006	483
Bank Owned Life Insurance	9	—	9
Other	520	375	145
Total other income	$6,644	$4,799	$1,845

Following are explanations of the changes in these other income categories for the three months ended March 31, 2016 compared to the same period in 2015:

•
Trust revenues increased $61,000 or 6.6% to $981,000 from $920,000 due to an increase in revenue from personal trust and agency accounts. Trust assets, at market value, were $789.1 million at March 31, 2016 compared to $752.9 million at March 31, 2015.

•	Revenues from brokerage increased $170,000 or 61.2% to $448,000 from $278,000 due to an increase in the number of brokerage accounts primarily from the ONB Branch acquisition.

•
Insurance commissions increased $698,000 or 109.9% to $1,333,000 from $635,000 primarily due to revenues from Illiana Insurance Agency which are generally higher in the first quarter due to timing of policies underwritten and greater income from carriers based upon claims experience in 2016 compared to 2015.

•
Fees from service charges increased $320,000 or 26.9% to $1,509,000 from $1,189,000 for the three months ended March 31, 2016 and 2015 primarily due to an increase the additional income from the ONB branches acquired in the third quarter of 2015.

•	The sale of securities during the three months ended March 31, 2016 resulted in net securities gains of $260,000 compared to $229,000 during the three months ended March 31, 2015.

Mortgage banking income decreased $72,000 or 43.1% to $95,000 from $167,000. Loans sold balances were as follows:

•	$9.2 million (representing 73 loans) for the three months ended of March 31, 2016

•	$13.6 million (representing 107 loans) for the three months months ended of March 31, 2015

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $483,000 or 48.0% to $1,489,000 from $1,006,000 due to an increase in electronic transactions primarily from the ONB Branches acquired in the third quarter of 2015 and incentives received from VISA.

•	Other income increased $145,000 or 38.7% to $520,000 from $375,000 primarily due to income from the ONB branches acquired during the third quarter of 2015.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change
Salaries and employee benefits	$7,847	$6,056	$1,791
Net occupancy and equipment expense	2,879	1,979	900
Net other real estate owned expense (income)	(19)	(8)	(11)
FDIC insurance	266	203	63
Amortization of intangible assets	455	155	300
Stationery and supplies	201	152	49
Legal and professional	784	582	202
Marketing and donations	962	217	745
Other operating expenses	1,796	1,468	328
Total other expense	$15,171	$10,804	$4,367

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2016 compared to the same period in 2015:

•
Salaries and employee benefits, the largest component of other expense, increased $1,791,000 to $7,847,000 from $6,056,000.  The increase is primarily due to the addition of 86 employees with the acquisition of the ONB branches, the addition of 12 employees with the Illiana Insurance Agency, and merit increases in 2016 for continuing employees. There were 516 and 398 full-time equivalent employees at March 31, 2016 and 2015, respectively.

•
Occupancy and equipment expense increased $900,000 or 45.5% to $2,879,000 from $1,979,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches and Illiana Insurance Agency during the third quarter of 2015.

•
Net other real estate owned expense decreased $11,000 or 137.5% to $(19,000) from $(8,000). The decrease in 2016 was primarily due to less losses on properties sold during 2016 compared to properties sold in 2015.

•
Expense for amortization of intangible assets increased $300,000 or 193.5% to $455,000 from $155,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in intangible amortization expense in 2016 was due to the acquisition of the ONB branches and Illiana Insurance Agency.

•	Other operating expenses increased $328,000 or 22.3% to $1,796,000 in 2016 from $1,468,000 in 2015 primarily due to the additional ONB branches.

•
On a net basis, all other categories of operating expenses increased $996,000 or 104.7% to $1,947,000 in 2016 from $951,000 in 2015.  The increase was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other professional fees.

Income Taxes

Total income tax expense amounted to $2.6 million (35.5% effective tax rate) for the three months ended March 31, 2016, compared to $2.3 million (36.3% effective tax rate) for the same period in 2015.

The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2013.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$178,752	1.68%	$175,576	1.70%
Obligations of states and political subdivisions	107,322	3.22%	107,164	3.22%
Mortgage-backed securities: GSE residential	316,470	2.40%	312,132	2.52%
Trust preferred securities	3,113	1.53%	3,130	1.41%
Other securities	4,035	1.59%	4,035	1.38%
Total securities	$609,692	2.32%	$602,037	2.39%

At March 31, 2016, the Company’s investment portfolio increased by $7.7 million from December 31, 2015 primarily due to purchases of obligations of U.S. government corporations and agencies securities and mortgage-backed securities as the company deploys the excess cash received in the acquisition of the ONB Branches.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2016 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2016 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,370	$81,548	$—	$81,548	$—	$—	$—	$—
Obligations of state and political subdivisions	107,322	111,128	4,689	77,107	28,501	—	—	831
Mortgage-backed securities (2)	316,470	319,892	—	—	—	—	—	319,892
Trust preferred securities	3,113	1,698	—	—	—	1,698	—	—
Other securities	4,035	4,073	—	—	2,009	1,977	—	87
Total available-for-sale	$512,310	$518,339	$4,689	$158,655	$30,510	$3,675	$—	$320,810
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,382	$98,362	$—	$98,362	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of March 31, 2016:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,113,000
Fair value	$1,698,000
Unrealized gains/(losses)	$(1,415,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,712,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	40.7%
Estimated incremental defaults required to break yield	$68,858,000
Performing collateral	$291,212,000
Current balance of class	$34,694,000
Subordination	$267,628,000
Excess subordination	$17,085,000
Excess subordination as a % of remaining performing collateral	5.9%
Discount rate (1)	1.92%-3.81%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at March 31, 2016 and December 31, 2015.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	% Outstanding Loans	December 31, 2015	% Outstanding Loans
Construction and land development	$29,452	2.3%	$39,209	3.1%
Agricultural real estate	119,414	9.4%	122,474	9.6%
1-4 Family residential properties	226,167	17.7%	231,571	18.1%
Multifamily residential properties	47,336	3.7%	45,740	3.6%
Commercial real estate	438,290	34.3%	409,172	31.9%
Loans secured by real estate	860,659	67.4%	848,166	66.3%
Agricultural loans	67,143	5.3%	75,886	5.9%
Commercial and industrial loans	297,885	23.3%	305,060	23.7%
Consumer loans	39,628	3.1%	41,579	3.2%
All other loans	11,590	0.9%	11,198	0.9%
Total loans	$1,276,905	100.0%	$1,281,889	100.0%

Overall net loans decreased $5.0 million, or 0.39%.  The decrease was primarily due to seasonal paydowns on agricultural operating loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,738,000 and $968,000 as of March 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	398,793	31.3%	401,150	31.3%
Sullivan region	155,989	12.2%	161,921	12.6%
Decatur region	286,179	22.4%	287,788	22.5%
Peoria region	186,006	14.6%	172,203	13.4%
Highland region	111,659	8.7%	114,378	8.9%
Southern region	138,279	10.8%	144,449	11.3%
Total all regions	$1,276,905	100.0%	$1,281,889	100.0%

Loans are geographically dispersed among these regions located in central and southern Illinois. While these regions have experienced some economic stress during 2016 and 2015, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2016 and December 31, 2015, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$151,779	11.89%	$161,495	12.60%
Lessors of non-residential buildings	111,679	8.75%	109,070	8.51%
Lessors of residential buildings & dwellings	65,321	5.12%	67,513	5.27%
Hotels and motels	63,560	4.98%	62,881	4.91%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2016, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$23,769	$4,726	$957	$29,452
Agricultural real estate	11,016	45,755	62,643	119,414
1-4 Family residential properties	19,223	76,494	130,450	226,167
Multifamily residential properties	5,825	19,709	21,802	47,336
Commercial real estate	34,809	263,826	139,655	438,290
Loans secured by real estate	94,642	410,510	355,507	860,659
Agricultural loans	49,912	16,036	1,195	67,143
Commercial and industrial loans	122,246	124,822	50,817	297,885
Consumer loans	3,414	27,379	8,835	39,628
All other loans	1,378	4,186	6,026	11,590
Total loans	$271,592	$582,933	$422,380	$1,276,905

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2016, loans with maturities over one year consisted of approximately $858.5 million in fixed rate loans and approximately $146.8 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual loans	$3,876	$3,412
Restructured loans which are performing in accordance with revised terms	469	601
Total nonperforming loans	4,345	4,013
Repossessed assets	399	478
Total nonperforming loans and repossessed assets	$4,744	$4,491
Nonperforming loans to loans, before allowance for loan losses	0.34%	0.31%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.37%	0.35%

The $464,000 increase in nonaccrual loans during 2016 resulted from the net of $768,000 of loans put on nonaccrual status, offset by $247,000 of loans becoming current or paid-off, $27,000 of loans transferred to other real estate and $30,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$136	3.5%	$142	4.2%
Agricultural real estate	452	11.7%	454	13.3%
1-4 Family residential properties	928	23.9%	975	28.5%
Multifamily Residential properties	310	8.0%	317	9.3%
Commercial real estate	736	19.0%	269	7.9%
Loans secured by real estate	2,562	66.1%	2,157	63.2%
Agricultural loans	70	1.8%	79	2.3%
Commercial and industrial loans	1,003	25.9%	928	27.2%
Consumer loans	241	6.2%	248	7.3%
Total loans	$3,876	100.0%	$3,412	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $68,000 and $97,000 for the three months ended March 31, 2016 and 2015, respectively.

The $79,000 decrease in repossessed assets during the first three months of 2016 resulted from the net of $111,000 of additional assets repossessed and $189,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$186	46.6%	$186	38.9%
1-4 family residential properties	27	6.8%	—	—%
Commercial real estate	134	33.6%	291	60.9%
Total real estate	347	87.0%	477	99.8%
Consumer Loans	52	13.0%	1	0.2%
Total repossessed collateral	$399	100.0%	$478	100.0%

Repossessed assets sold during the first three months of 2016 resulted in net gains of $23,000, of which $22,000 was related to real estate asset sales and $1,000 was related to other repossessed assets. Repossessed assets sold during 2015 resulted in net losses of $18,000, of which $14,000 was related to real estate asset sales and $7,000 was related to other repossessed asset sales.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses.  In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by management in evaluating the overall adequacy of the allowance include a migration analysis of the historical net loan losses by loan segment, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors to reflect the prolonged weakened economic conditions. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2016, the Company’s loan portfolio included $186.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $151.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $11.9 million from $198.6 million at December 31, 2015 while loans concentrated in other grain farming decreased $9.7 million from $161.5 million at December 31, 2015.
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

In addition, the Company has $63.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $111.7 million of loans to lessors of non-residential buildings and $65.3 million of loans to lessors of residential buildings and dwellings.

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

The Company minimizes credit risk by adhering to sound underwriting and credit review policies.  Management and the board of directors of the Company review these policies at least annually.  Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval.  The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner.  The board of directors and management review the status of problem loans each month and formally determine a best estimate of the allowance for loan losses on a quarterly basis.  In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

Analysis of the allowance for loan losses as of March 31, 2016 and 2015, and of changes in the allowance for the three month periods ended March 31, 2016 and 2015, is as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Average loans outstanding, net of unearned income	$1,268,711	$1,043,767
Allowance-beginning of period	14,576	13,682
Charge-offs:
Real estate-mortgage	109	34
Commercial, financial & agricultural	15	—
Installment	48	3
Other	65	53
Total charge-offs	237	90
Recoveries:
Real estate-mortgage	92	170
Commercial, financial & agricultural	134	27
Installment	7	6
Other	51	46
Total recoveries	284	249
Net charge-offs (recoveries)	(47)	(159)
Provision for loan losses	113	265
Allowance-end of period	$14,736	$14,106
Ratio of annualized net charge-offs to average loans	(0.02)%	(0.06)%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.15%	1.34%
Ratio of allowance for loan losses to nonperforming loans	339%	303%

The ratio of allowance for loan losses to loans outstanding was 1.15% as of March 31, 2016 compared to 1.34% as of March 31, 2015. The decrease in the ratio is primarily due to $152 million of additional loans added during the third quarter of 2015 from the ONB Branch acquisition that were all performing loans. The acquired loans were recorded at fair value. The ratio of the allowance for loan losses to nonperforming loans is 339% as of March 31, 2016 compared to 303% as of March 31, 2015.  The increase in this ratio is primarily due to the decline in nonperforming loans to $4.3 million at March 31, 2016 from $4.7 million at March 31, 2015. During the first three months of 2016, the Company had recoveries of $47,000 compared to $159,000 in 2015. There were no significant charge offs during the first three months of 2016 or 2015.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015 (dollars in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015		Year ended December 31, 2015
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$343,183	—%	$224,565	—%	$267,175	—%
Interest-bearing	806,205	0.10%	565,931	0.12%	669,442	0.11%
Savings	330,690	0.13%	281,586	0.14%	298,594	0.13%
Time deposits	241,775	0.45%	212,016	0.52%	219,836	0.53%
Total average deposits	$1,721,853	0.14%	$1,284,098	0.17%	$1,455,047	0.16%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015	Year ended December 31, 2015
High month-end balances of total deposits	$1,740,354	$1,297,366	$1,741,079
Low month-end balances of total deposits	1,712,008	1,274,713	1,266,199

During the first three months of 2016, the average balance of deposits increased by $266.8 million from the average balance for the year ended December 31, 2015. Average non-interest bearing deposits increased by $76.0 million, average interest bearing balances increased by $136.8 million, savings account balances increased $32.1 million and balances of time deposits increased $21.9 million due to higher rate customer CDs that matured and were not renewed and brokered CDs that were not replaced. These increases were primarily the result of deposit balances acquired in acquisition of twelve ONB Branches, during the third quarter of 2015.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
3 months or less	$28,649	$30,108
Over 3 through 6 months	15,083	10,714
Over 6 through 12 months	18,665	23,091
Over 12 months	25,417	24,942
Total	$87,814	$88,855

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2016 and December 31, 2015 is presented below (dollars in thousands):

	March 31, 2016	December 31, 2015
Securities sold under agreements to repurchase	$116,689	$128,842
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	5,000
Fixed term – due after one year	15,000	15,000
Junior subordinated debentures	20,620	20,620
Total	$157,309	$169,462
Average interest rate at end of period	0.83%	0.77%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$121,132	$128,842
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	10,000
Fixed term – due after one year	15,000	20,000
Debt:
Debt due in one year or less	—	2,000
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$121,338	$113,748
Federal funds purchased	—	142
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	5,479
Fixed term – due after one year	15,000	17,685
Debt:
Loans due in one year or less	110	471
Junior subordinated debentures	20,620	20,620
Total	$162,068	$158,145
Average interest rate during the period	0.77%	0.36%

Securities sold under agreements to repurchase decreased $12.2 million during the first three months of 2016 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At March 31, 2016 the fixed term advances consisted of $20 million as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of March 31, 2016. This loan was renewed on April 15, 2016 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.62% at March 31, 2016). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2016 and 2015 and December 31, 2015.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.13% and 3.17% at March 31, 2016 and December 31, 2015), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.23% and 2.11% at and March 31, 2016 and December 31, 2015, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2016 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$34,558	$—	$—	$—	$—	$—	$34,558	$34,558
Certificates of deposit investments	$34,730	$—	$—	$—	$—	$—	$34,730	$34,826
Taxable investment securities	87	5	11,014	32,366	62,927	398,194	504,593	505,573
Nontaxable investment securities	—	227	422	301	1,988	108,190	111,128	111,128
Loans	556,846	247,523	160,093	132,873	98,868	80,702	1,276,905	1,276,517
Total	$626,221	$247,755	$171,529	$165,540	$163,783	$587,086	$1,961,914	$1,962,602
Interest-bearing liabilities:
Savings and NOW accounts	$189,953	$44,152	$45,904	$65,175	$67,189	$399,353	$811,726	$811,726
Money market accounts	293,670	2,982	3,064	3,975	4,058	21,452	329,201	329,201
Other time deposits	171,347	31,013	18,880	7,356	9,179	1,049	238,824	239,121
Short-term borrowings/debt	116,689	—	—	—	—	—	116,689	116,701
Long-term borrowings/debt	25,620	—	—	—	5,000	10,000	40,620	33,831
Total	$797,279	$78,147	$67,848	$76,506	$85,426	$431,854	$1,537,060	$1,530,580
Rate sensitive assets – rate sensitive liabilities	$(171,058)	$169,608	$103,681	$89,034	$78,357	$155,232	$424,854
Cumulative GAP	$(171,058)	$(1,450)	$102,231	$191,265	$269,622	$424,854
Cumulative amounts as % of total Rate sensitive assets	(8.7)%	8.6%	5.3%	4.5%	4.0%	7.9%
Cumulative Ratio	(8.7)%	(0.1)%	5.2%	9.7%	13.7%	21.7%

The static GAP analysis shows that at March 31, 2016, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2016, the Company’s stockholders' equity had increased $7.0 million, or 3.4%, to $212 million from $205 million as of December 31, 2015. During the first three months of 2016, net income contributed $4.8 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $2.6 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2016 and December 31, 2015, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital (to risk-weighted assets)
Company	$208,017	14.19%	$117,296	> 8.00%	N/A	N/A
First Mid Bank	197,811	13.58	116,512	> 8.00	$145,640	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	193,281	13.18	87,972	> 6.00	N/A	N/A
First Mid Bank	183,075	12.57	87,384	> 6.00	116,512	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	145,881	9.95	65,979	> 4.50	N/A	N/A
First Mid Bank	183,075	12.57	65,538	> 4.50	94,666	> 6.50
Tier 1 Capital (to average assets)
Company	193,281	9.35	82,654	> 4.00	N/A	N/A
First Mid Bank	183,075	8.89	82,366	> 4.00	102,957	> 5.00
December 31, 2015
Total Capital (to risk-weighted assets)
Company	$204,033	14.25%	$114,576	> 8.00%	N/A	N/A
First Mid Bank	195,937	13.75	114,012	> 8.00	$142,514	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	189,457	13.23	85,932	> 6.00	N/A	N/A
First Mid Bank	181,361	12.73	85,509	> 6.00	114,012	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	142,057	9.92	64,449	> 4.50	N/A	N/A
First Mid Bank	181,361	12.73	64,131	> 4.50	92,634	> 6.50
Tier 1 Capital (to average assets)
Company	189,457	9.20	82,385	> 4.00	N/A	N/A
First Mid Bank	181,361	8.83	82,137	> 4.00	102,671	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2016 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2016, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  The decrease in capital ratios from December 31, 2014 is primarily due to additional assets from the acquisition partially offset by the capital raise completed by the Company during the second quarter of 2015.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2016, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 12,925 shares and 18,002 shares during 2016 and 2015, respectively, as Stock Unit Awards under the SI plan.

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

During the three months ended March 31, 2016, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69,304,000.  As of March 31, 2016, the Company is authorized per all repurchase programs to purchase $7,402,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2016, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2016, the excess collateral at the FHLB would support approximately $120.5 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2016, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds.  This loan was renewed on April 15, 2016 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2016 and 2015 and December 31, 2015.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$238,824	$163,219	$53,354	$21,202	$1,049
Debt	20,620	—	—	—	20,620
Other borrowings	136,689	121,689	15,000	—	—
Operating leases	47,652	2,584	4,955	4,022	36,091
Supplemental retirement	658	100	184	100	274
	$444,443	$287,592	$73,493	$25,324	$58,034

For the three months ended March 31, 2016, net cash of $4.9 million was provided from operating activities and $36.6 million and $4.4 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $36.1 million since year-end 2015.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Unused commitments and lines of credit:
Commercial real estate	$38,028	$27,806
Commercial operating	199,108	174,317
Home equity	32,908	33,028
Other	63,259	56,353
Total	$333,303	$291,504
Standby letters of credit	$4,816	$6,806

The increase in 2016 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches during the third quarter of 2015. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2015.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	0	$0.00	0	$7,402,000
February 1, 2016 - February 29, 2016	0	$0.00	0	$7,402,000
March 1, 2016 - March 31, 2016	0	$0.00	0	$7,402,000
Total	0	$0.00	0	$7,402,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 6, 2016

Joseph R. Dively
President and Chief Executive Officer

Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
2.1
Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated April 26, 2016 (incorporated by reference Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 26, 2016).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.