Form 10-Q
period 2016-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2016-08-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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

As of August 5, 2016, 9,843,652 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks:
Non-interest bearing	$47,137	$42,570
Interest bearing	5,444	72,722
Federal funds sold	491	492
Cash and cash equivalents	53,072	115,784
Certificates of deposit investments	30,307	25,000
Investment securities:
Available-for-sale, at fair value	500,577	518,848
Held-to-maturity, at amortized cost (estimated fair value of $113,112 and $85,737 at June 30, 2016 and December 31, 2015, respectively)	112,161	85,208
Loans held for sale	1,346	968
Loans	1,313,841	1,280,921
Less allowance for loan losses	(15,164)	(14,576)
Net loans	1,298,677	1,266,345
Interest receivable	7,299	8,085
Other real estate owned	436	477
Premises and equipment, net	29,569	31,340
Goodwill, net	41,007	41,007
Intangible assets, net	8,140	8,997
Bank owned life insurance	25,183	—
Other assets	12,009	12,440
Total assets	$2,119,783	$2,114,499
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$340,576	$342,636
Interest bearing	1,363,623	1,389,932
Total deposits	1,704,199	1,732,568
Securities sold under agreements to repurchase	131,099	128,842
Interest payable	385	356
FHLB borrowings	40,000	20,000
Junior subordinated debentures	20,620	20,620
Dividends payable	—	550
Other liabilities	6,860	6,554
Total liabilities	1,903,163	1,909,490
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 0 shares in 2016 and 5,500 shares in 2015	—	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 10,393,395 and 9,003,710 shares in 2016 and 2015, respectively	43,574	38,015
Additional paid-in capital	102,786	79,626
Retained earnings	77,679	71,712
Deferred compensation	2,907	3,245
Accumulated other comprehensive income	5,262	723
Less treasury stock at cost, 549,743 shares in 2016 and 2015	(15,588)	(15,712)
Total stockholders’ equity	216,620	205,009
Total liabilities and stockholders’ equity	$2,119,783	$2,114,499
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$13,610	$11,724	$27,202	$22,776
Interest on investment securities	3,172	2,430	6,393	4,791
Interest on certificates of deposit investments	83	—	156	—
Interest on federal funds sold	1	—	1	—
Interest on deposits with other financial institutions	17	18	110	44
Total interest income	16,883	14,172	33,862	27,611
Interest expense:
Interest on deposits	575	513	1,154	1,045
Interest on securities sold under agreements to repurchase	21	15	39	29
Interest on FHLB borrowings	165	157	315	310
Interest on other borrowings	3	13	3	13
Interest on subordinated debentures	149	130	294	258
Total interest expense	913	828	1,805	1,655
Net interest income	15,970	13,344	32,057	25,956
Provision for loan losses	733	143	846	408
Net interest income after provision for loan losses	15,237	13,201	31,211	25,548
Other income:
Trust revenues	794	860	1,775	1,780
Brokerage commissions	466	306	914	584
Insurance commissions	735	474	2,068	1,109
Service charges	1,644	1,278	3,153	2,467
Securities gains, net	404	1	664	230
Mortgage banking revenue, net	238	210	333	377
ATM / debit card revenue	1,472	1,018	2,961	2,024
Bank owned life insurance	174	—	183	—
Other	532	390	1,052	765
Total other income	6,459	4,537	13,103	9,336
Other expense:
Salaries and employee benefits	7,602	6,297	15,449	12,353
Net occupancy and equipment expense	2,646	1,926	5,525	3,905
Net other real estate owned (income) expense	10	9	(9)	1
FDIC insurance	281	202	547	405
Amortization of intangible assets	402	156	857	311
Stationery and supplies	190	143	391	295
Legal and professional	917	600	1,701	1,182
Marketing and donations	239	277	1,201	494
Other	1,856	1,620	3,652	3,088
Total other expense	14,143	11,230	29,314	22,034
Income before income taxes	7,553	6,508	15,000	12,850
Income taxes	2,624	2,352	5,265	4,655
Net income	4,929	4,156	9,735	8,195
Dividends on preferred shares	275	550	825	1,100
Net income available to common stockholders	$4,654	$3,606	$8,910	$7,095

Per share data:
Basic net income per common share available to common stockholders	$0.51	$0.50	$1.01	$1.00
Diluted net income per common share available to common stockholders	$0.50	$0.49	$0.99	$0.97
Cash dividends declared per common share	$0.30	$0.29	$0.30	$0.29
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$4,929	$4,156	$9,735	$8,195
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,345) and $1,919 for three months ended June 30, 2016 and 2015, respectively and $(3,009) and $47 for six months ended June 30, 2016 and 2015, respectively.	2,103	(3,001)	4,709	(75)
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(81) and $(68) for three months ended June 30, 2016 and 2015, respectively and $(150) and $(125) for six months ended June 30, 2016 and 2015, respectively.	128	106	235	196
Less: reclassification adjustment for realized gains included in net income net of taxes of $157 and $0 for three months ended June 30, 2016 and 2015, respectively and $259 and $90 for six months ended June 30, 2016 and 2015, respectively.	(247)	(1)	(405)	(140)
Other comprehensive income (loss), net of taxes	1,984	(2,896)	4,539	(19)
Comprehensive income	$6,913	$1,260	$14,274	$8,176

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$9,735	$8,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	846	408
Depreciation, amortization and accretion, net	3,566	1,820
Change in cash surrender value of bank owned life insurance	(183)	—
Stock-based compensation expense	178	175
Gains on investment securities, net	(664)	(230)
Gain on sales of other real property owned, net	(22)	(18)
Donation of building	653	—
Loss on write down of fixed assets	24	78
Gains on sale of loans held for sale, net	(382)	(397)
Decrease in accrued interest receivable	786	784
Increase in accrued interest payable	29	17
Origination of loans held for sale	(29,111)	(29,612)
Proceeds from sale of loans held for sale	29,115	29,391
Increase in other assets	(2,329)	(2,768)
(Decrease) increase in other liabilities	271	(761)
Net cash provided by operating activities	12,512	7,082
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	7,651	—
Purchases of certificates of deposit investments	(12,958)	—
Proceeds from sales of securities available-for-sale	38,241	9,453
Proceeds from maturities of securities available-for-sale	50,952	33,854
Proceeds from maturities of securities held-to-maturity	29,993	10,000
Purchases of securities available-for-sale	(64,681)	(88,002)
Purchases of securities held-to-maturity	(56,565)	—
Net (increase) decrease in loans	(33,294)	3,672
Sale of premises and equipment	147	—
Purchases of premises and equipment	(280)	(860)
Proceeds from sales of other real property owned	179	80
Investment in bank owned life insurance	(25,000)	—
Net cash used in investing activities	(65,615)	(31,803)
Cash flows from financing activities:
Net decrease in deposits	(28,369)	(5,878)
Increase (decrease) in repurchase agreements	2,257	(4,401)
Proceeds from FHLB advances	20,000	5,000
Proceeds from other borrowings	—	2,000
Repayment of other borrowings	—	(2,000)
Proceeds from issuance of common stock	47	28,099
Purchase of treasury stock	—	(962)
Dividends paid on preferred stock	(1,286)	(1,001)
Dividends paid on common stock	(2,258)	(1,532)
Net cash provided by (used in) financing activities	(9,609)	19,325
Decrease in cash and cash equivalents	(62,712)	(5,396)
Cash and cash equivalents at beginning of period	115,784	51,730
Cash and cash equivalents at end of period	$53,072	$46,334

First Mid-Illinois Bancshares, Inc.
	Six months ended June 30,
(In thousands)	2016	2015

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,776	$1,638
Income taxes	6,835	4,911
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	116	90
Dividends reinvested in common stock	774	597
Net tax benefit related to option and deferred compensation plans	140	85

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2016 and 2015, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2016 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. The Company operates as a one-segment entity for financial reporting purposes.

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

Agreement and Plan of Merger

On April 26, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Clover Leaf Financial Corp., a Maryland corporation ("First Clover Leaf"), pursuant to which, amongst other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Clover Leaf pursuant to a business combination whereby First Clover Leaf would merge with and into the Company, with the Company as the surviving entity (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10 per share, of First Clover Leaf issued and outstanding immediately prior to the effective time of the Merger will be converted into and become the right to receive, at the election of each stockholder, either (a) $12.87 or (b) 0.495 shares of common stock, par value $4 per share, of the Company and cash in lieu of fractional shares, subject to certain adjustments, all as set forth in the Merger Agreement. The Merger is anticipated to close in the second half of 2016.  On July 15, 2016, the Company received approval of the Merger from the Board of Governors of the Federal Reserve System.  Subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the stockholders of both the Company and First Clover Leaf, the Merger is anticipated to be completed in the second half of 2016.

Series C Convertible Preferred Stock

During 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock had an issue price of $5,000 per share and no par value per share.  The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

On May 16, 2016, the Company completed the mandatory conversion of the Series C Preferred Stock. The conversion ratio for each share of the Series C Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series C Preferred Stock) by $20.29 (then current conversion price). The conversion ratio, therefore, was 246.427 shares of the Company's common stock for each share of Series C Preferred Stock. This resulted in the issuance of approximately 1,355,319 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series C Preferred Stock and certificates for shares of Series C Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends on the Series C Preferred Stock, and cash in lieu of fractional share interests.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2016, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2016 or 2015. The Company awarded 12,925 shares as Stock Unit Awards and 16,604 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2016
Net unrealized gains on securities available-for-sale	$10,421	$—	$10,421
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(449)	—	(449)
Securities with other-than-temporary impairment losses	—	(1,348)	(1,348)
Tax benefit (expense)	(3,887)	525	(3,362)
Balance at June 30, 2016	$6,085	$(823)	$5,262

December 31, 2015
Net unrealized gains on securities available-for-sale	$3,243	$—	$3,243
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(834)	—	(834)
Securities with other-than-temporary impairment losses	—	(1,224)	(1,224)
Tax benefit (expense)	(939)	477	(462)
Balance at December 31, 2015	$1,470	$(747)	$723

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2016 and 2015, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2016	2015
Unrealized gains on available-for-sale securities	$664	230	Securities gains, net
			(Total reclassified amount before tax)
	(259)	(90)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$405	$140	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management is evaluating the impact ASU 2016-13 will have on the Company’s financial statements.
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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which created a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, OtherAssets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. See ASU 2016-08 for the effective dates.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,929,000	$4,156,000	$9,735,000	$8,195,000
Preferred stock dividends	(275,000)	(550,000)	(825,000)	(1,100,000)
Net income available to common stockholders	$4,654,000	$3,606,000	$8,910,000	$7,095,000
Weighted average common shares outstanding	9,152,709	7,198,980	8,804,107	7,112,309
Basic earnings per common share	$0.51	$0.50	$1.01	$1.00
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$4,654,000	$3,606,000	$8,910,000	$7,095,000
Effect of assumed preferred stock conversion	275,000	550,000	825,000	1,100,000
Net income applicable to diluted earnings per share	$4,929,000	$4,156,000	$9,735,000	$8,195,000
Weighted average common shares outstanding	9,152,709	7,198,980	8,804,107	7,112,309
Dilutive potential common shares:
Assumed conversion of stock options	1,864	—	2,045	—
Restricted stock awarded	5,232	9,445	5,232	9,445
Assumed conversion of preferred stock	685,067	1,355,348	1,020,207	1,355,348
Dilutive potential common shares	692,163	1,364,793	1,027,484	1,364,793
Diluted weighted average common shares outstanding	9,844,872	8,563,773	9,831,591	8,477,102
Diluted earnings per common share	$0.50	$0.49	$0.99	$0.97

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2016 and 2015 because they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options to purchase shares of common stock	24,500	45,500	24,500	45,500

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$50,065	$163	$(18)	$50,210
Obligations of states and political subdivisions	107,874	5,167	—	113,041
Mortgage-backed securities: GSE residential	326,436	5,309	(241)	331,504
Trust preferred securities	3,094	—	(1,348)	1,746
Other securities	4,035	62	(21)	4,076
Total available-for-sale	$491,504	$10,701	$(1,628)	$500,577
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$112,161	$1,012	$(61)	$113,112

December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$90,368	$41	$(268)	$90,141
Obligations of states and political subdivisions	107,164	3,608	(55)	110,717
Mortgage-backed securities: GSE residential	312,132	1,374	(1,452)	312,054
Trust preferred securities	3,130	—	(1,224)	1,906
Other securities	4,035	29	(34)	4,030
Total available-for-sale	$516,829	$5,052	$(3,033)	$518,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$85,208	$743	$(214)	$85,737

Trust preferred securities represents one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty-one years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross gains	$404	$1	$664	$230
Gross losses	—	—	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2016 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,992	$20,218	$—	$—	$50,210
Obligations of state and political subdivisions	9,234	54,318	48,099	1,390	113,041
Mortgage-backed securities: GSE residential	1,688	319,311	10,505	—	331,504
Trust preferred securities	—	—	—	1,746	1,746
Other securities	—	3,993	—	83	4,076
Total available-for-sale investments	$40,914	$397,840	$58,604	$3,219	$500,577
Weighted average yield	2.09%	2.34%	2.95%	1.96%	2.39%
Full tax-equivalent yield	2.68%	2.65%	4.72%	2.58%	2.89%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,537	$24,542	$5,082	$—	$112,161
Weighted average yield	1.75%	2.11%	2.06%	—%	1.84%
Full tax-equivalent yield	1.75%	2.11%	2.06%	—%	1.84%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2016.

Investment securities carried at approximately $386 million and $404 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2016 and December 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,982	$(18)	$—	$—	$4,982	$(18)
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities: GSE residential	23,259	(87)	16,570	(154)	39,829	(241)
Trust preferred securities	—	—	1,746	(1,348)	1,746	(1,348)
Other securities	1,979	(21)	—	—	1,979	(21)
Total	$30,220	$(126)	$18,316	$(1,502)	$48,536	$(1,628)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,504	$(61)	$—	$—	$24,504	$(61)
December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,942	$(142)	$12,971	$(126)	$47,913	$(268)
Obligations of states and political subdivisions	3,168	(32)	979	(23)	4,147	(55)
Mortgage-backed securities: GSE residential	164,249	(841)	20,011	(611)	184,260	(1,452)
Trust preferred securities	—	—	1,906	(1,224)	1,906	(1,224)
Other securities	1,966	(34)	—	—	1,966	(34)
Total	$204,325	$(1,049)	$35,867	$(1,984)	$240,192	$(3,033)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,845	$(214)	$—	$—	$35,845	$(214)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2016, there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2015 there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $12,971,000 and unrealized losses of $126,000 in a continuous unrealized loss position for twelve months or more. At June 30, 2016 and December 31, 2015 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2016 there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were two obligations of states and political subdivisions with a fair value of $979,000 and unrealized losses of $23,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2016 there were six mortgage-backed securities with a fair value of $16,570,000 and unrealized losses of $154,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were seven mortgage-backed securities with a fair value of $20,011,000 and unrealized losses of $611,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At June 30, 2016, there was one trust preferred security with a fair value of $1,746,000 and unrealized loss of $1,348,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there was one trust preferred security with a fair value of $1,906,000 and unrealized loss of $1,224,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2016 or 2015.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at June 30, 2016. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,094	$1,746	$(1,348)	$(1,111)

Other securities. At June 30, 2016 and December 31, 2015, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2016 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2016 and 2015 (in thousands).

Accumulated Credit Losses
	June 30, 2016	June 30, 2015
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2016 and December 31, 2015 follows (in thousands):

	June 30, 2016	December 31, 2015
Construction and land development	$33,820	$39,232
Agricultural real estate	122,384	122,579
1-4 Family residential properties	219,817	231,383
Multifamily residential properties	47,243	45,765
Commercial real estate	446,356	409,487
Loans secured by real estate	869,620	848,446
Agricultural loans	72,855	75,998
Commercial and industrial loans	301,873	305,851
Consumer loans	38,448	42,097
All other loans	33,719	11,317
Gross loans	1,316,515	1,283,709
Less:
Net deferred loan fees, premiums and discounts	2,674	2,788
Allowance for loan losses	15,164	14,576
Net loans	$1,298,677	$1,266,345

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,346,000 and $968,000 at June 30, 2016 and December 31, 2015, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2016, the Company’s loan portfolio included $195.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $162.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.4 million from $198.6 million at December 31, 2015 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming increased $1.2 million from $161.5 million at December 31, 2015.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $65.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $116.4 million of loans to lessors of non-residential buildings and $64.4 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$11,789	$1,270	$926	$710	$41	$14,736
Provision charged to expense	388	179	56	88	22	733
Losses charged off	(572)	—	(58)	(109)	—	(739)
Recoveries	390	—	—	44	—	434
Balance, end of period	$11,995	$1,449	$924	$733	$63	$15,164
Ending balance:
Individually evaluated for impairment	$297	$—	$—	$—	$—	$297
Collectively evaluated for impairment	$11,698	$1,449	$924	$733	$63	$14,867
Three months ended June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$11,459	$1,291	$753	$386	$217	$14,106
Provision charged to expense	(123)	20	(7)	258	(5)	143
Losses charged off	(62)	—	(15)	(304)	—	(381)
Recoveries	20	1	—	42	—	63
Balance, end of period	$11,294	$1,312	$731	$382	$212	$13,931
Ending balance:
Individually evaluated for impairment	$537	$—	$—	$—	$—	$537
Collectively evaluated for impairment	$10,757	$1,312	$731	$382	$212	$13,394
Six months ended June 30, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	613	111	72	211	(161)	846
Losses charged off	(612)	—	(142)	(222)	—	(976)
Recoveries	615	1	—	102	—	718
Balance, end of period	$11,995	$1,449	$924	$733	$63	$15,164
Ending balance:
Individually evaluated for impairment	$297	$—	$—	$—	$—	$297
Collectively evaluated for impairment	$11,698	$1,449	$924	$733	$63	$14,867
Loans:
Ending balance	$857,150	$194,814	$221,546	$41,677	$—	$1,315,187
Ending balance:
Individually evaluated for impairment	$1,555	$430	$—	$21	$—	$2,006
Collectively evaluated for impairment	$855,595	$194,384	$221,546	$41,656	$—	$1,313,181

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	235	(49)	(20)	262	(20)	408
Losses charged off	(71)	—	(40)	(360)	—	(471)
Recoveries	216	1	1	94	—	312
Balance, end of period	$11,294	$1,312	$731	$382	$212	$13,931
Ending balance:
Individually evaluated for impairment	$537	$—	$—	$—	$—	$537
Collectively evaluated for impairment	$10,757	$1,312	$731	$382	$212	$13,394
Loans:
Ending balance	$696,596	$171,376	$175,680	$15,451	$—	$1,059,103
Ending balance:
Individually evaluated for impairment	$1,766	$—	$—	$—	$—	$1,766
Collectively evaluated for impairment	$694,830	$171,376	$175,680	$15,451	$—	$1,057,337
Year ended December 31, 2015
Allowance for loan losses:
Balance, beginning of year	10,914	1,360	790	386	232	13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of year	11,379	1,337	994	642	224	14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans:
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889
Ending balance:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	$806,992	$197,636	$232,348	$43,739	$—	$1,280,715

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2016 and December 31, 2015 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$33,578	$39,067	$114,113	$118,103	$213,926	$224,552	$46,671	$45,180
Watch	—	—	6,017	2,282	1,059	1,454	240	243
Substandard	234	142	2,181	2,089	5,502	5,565	304	317
Doubtful	—	—	—	—	—	—	—	—
Total	$33,812	$39,209	$122,311	$122,474	$220,487	$231,571	$47,215	$45,740

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$424,934	$386,769	$70,878	$75,437	$295,484	$298,633	$37,696	$41,278
Watch	9,565	10,498	1,849	210	3,695	4,686	19	—
Substandard	11,333	11,905	49	239	1,908	1,741	334	301
Doubtful	—	—	—	—	—	—	—	—
Total	$445,832	$409,172	$72,776	$75,886	$301,087	$305,060	$38,049	$41,579

	All Other Loans		Total Loans
	2016	2015	2016	2015
Pass	$33,618	$11,198	$1,270,898	$1,240,217
Watch	—	—	22,444	19,373
Substandard	—	—	21,845	22,299
Doubtful	—	—	—	—
Total	$33,618	$11,198	$1,315,187	$1,281,889

The following table presents the Company’s loan portfolio aging analysis at June 30, 2016 and December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2016
Construction and land development	$—	$189	$—	$189	$33,623	$33,812	$—
Agricultural real estate	131	430	—	561	121,750	122,311	—
1-4 Family residential properties	371	554	225	1,150	219,337	220,487	—
Multifamily residential properties	240	—	—	240	46,975	47,215	—
Commercial real estate	52	—	469	521	445,311	445,832	—
Loans secured by real estate	794	1,173	694	2,661	866,996	869,657	—
Agricultural loans	20	—	—	20	72,756	72,776	—
Commercial and industrial loans	108	114	282	504	300,583	301,087	—
Consumer loans	52	7	1	60	37,989	38,049	—
All other loans	437	—	10	447	33,171	33,618	—
Total loans	$1,411	$1,294	$987	$3,692	$1,311,495	$1,315,187	$—
December 31, 2015
Construction and land development	$—	$—	$—	$—	$39,209	$39,209	$—
Agricultural real estate	106	—	—	106	122,368	122,474	—
1-4 Family residential properties	1,059	742	154	1,955	229,616	231,571	—
Multifamily residential properties	—	—	—	—	45,740	45,740	—
Commercial real estate	251	67	31	349	408,823	409,172	—
Loans secured by real estate	1,416	809	185	2,410	845,756	848,166	—
Agricultural loans	65	74	—	139	75,747	75,886	—
Commercial and industrial loans	65	476	196	737	304,323	305,060	—
Consumer loans	137	42	13	192	41,387	41,579	—
All other loans	—	—	—	—	11,198	11,198	—
Total loans	$1,683	$1,401	$394	$3,478	$1,278,411	$1,281,889	$—

Impaired Loans

Within all loan portfolio segments, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Impaired loans, excluding certain troubled debt restructured loans, are placed on nonaccrual status. Impaired loans include nonaccrual loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status until, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. If the restructured loan is on accrual status prior to being modified, the loan is reviewed to determine if the modified loan should remain on accrual status

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be troubled debt restructurings is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The following tables present impaired loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	430	430	—	430	430	—
1-4 Family residential properties	—	—	—	—	—	—
Multifamily residential properties	304	304	—	316	316	—
Commercial real estate	848	848	208	—	—	—
Loans secured by real estate	1,582	1,582	208	746	746	—
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	403	818	89	405	405	134
Consumer loans	21	21	—	23	23	—
All other loans	—	—	—	—	—	—
Total loans	$2,006	$2,421	$297	$1,174	$1,174	$134
Loans without a specific allowance:
Construction and land development	$234	$485	$—	$142	$707	$—
Agricultural real estate	20	23	—	24	28	—
1-4 Family residential properties	1,198	1,372	—	1,373	1,688	—
Multifamily residential properties	—	—	—	1	1	—
Commercial real estate	283	304	—	304	325	—
Loans secured by real estate	1,735	2,184	—	1,844	2,749	—
Agricultural loans	15	15	—	79	79	—
Commercial and industrial loans	633	831	—	670	932	—
Consumer loans	231	235	—	242	256	—
All other loans	10	10	—	—	—	—
Total loans	$2,624	$3,275	$—	$2,835	$4,016	$—
Total loans:
Construction and land development	$234	$485	$—	$142	$707	$—
Agricultural real estate	450	453	—	454	458	—
1-4 Family residential properties	1,198	1,372	—	1,373	1,688	—
Multifamily residential properties	304	304	—	317	317	—
Commercial real estate	1,131	1,152	208	304	325	—
Loans secured by real estate	3,317	3,766	208	2,590	3,495	—
Agricultural loans	15	15	—	79	79	—
Commercial and industrial loans	1,036	1,649	89	1,075	1,337	134
Consumer loans	252	256	—	265	279	—
All other loans	10	10	—	—	—	—
Total loans	$4,630	$5,696	$297	$4,009	$5,190	$134

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	For the three months ended
	June 30, 2016		June 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$580	$—	$154	$—
Agricultural real estate	450	—	93	1
1-4 Family residential properties	1,244	4	1,163	2
Multifamily residential properties	305	—	—	—
Commercial real estate	1,132	1	655	1
Loans secured by real estate	3,711	5	2,065	4
Agricultural loans	15	—	—	—
Commercial and industrial loans	1,100	—	584	1
Consumer loans	260	—	448	1
All other loans	10	—	—	—
Total loans	$5,096	$5	$3,097	$6

	For the six months ended
	June 30, 2016		June 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$632	$—	$154	$—
Agricultural real estate	450	—	94	2
1-4 Family residential properties	1,264	8	1,188	3
Multifamily residential properties	307	—	—	—
Commercial real estate	1,133	1	659	1
Loans secured by real estate	3,786	9	2,095	6
Commercial and industrial loans	1,143	—	594	3
Consumer loans	264	—	448	1
Total loans	$5,219	$9	$3,137	$10

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans at June 30, 2016 stated above that were still accruing was $253,000 of 1-4 Family residential properties, $34,000 of commercial real estate, $22,000 of commercial & industrial loans and $10,000 of consumer loans. The balance of loans modified into a troubled debt restructuring at June 30, 2015 included in the impaired loans stated above that were still accruing was $67,000 of Agricultural real estate loans, $342,000 of 1-4 family residential properties, $36,000 commercial real estate and $39,000 of consumer loans. For the six months ended June 30, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2016 and December 31, 2015 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2016	December 31, 2015
Construction and land development	$234	$142
Agricultural real estate	450	454
1-4 Family residential properties	945	975
Multifamily residential properties	304	317
Commercial real estate	1,097	269
Loans secured by real estate	3,030	2,157
Agricultural loans	15	79
Commercial and industrial loans	1,014	928
Consumer loans	242	248
All other loans	10	—
Total loans	$4,311	$3,412

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $80,000 and $39,000 for the six months ended June 30, 2016 and 2015, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2016 and December 31, 2015 was $1.63 million and $1.74 million, respectively.  There were no specific reserves established with respect to these loans as of June 30, 2016 and December 31, 2015. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2016 and December 31, 2015 (in thousands).

Troubled debt restructurings:	June 30, 2016	December 31, 2015
Construction and land development	$234	$142
Agricultural real estate	232	232
1-4 Family residential properties	413	515
Commercial real estate	118	124
Loans secured by real estate	997	1,013
Commercial and industrial loans	415	491
Consumer loans	214	239
Total	$1,626	$1,743
Performing troubled debt restructurings:
1-4 Family residential properties	253	$397
Commercial real estate	34	36
Loans secured by real estate	287	433
Commercial and industrial loans	22	147
Consumer loans	10	21
Total	$319	$601

The decrease in TDRs during the period was due to loans that paid off. The following table presents loans modified as TDRs during the six months ended June 30, 2016 and 2015, as a result of various modified loan factors (in thousands):

	June 30, 2016			June 30, 2015
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	1	$234	(b)(c)	—	$—
Farm Loans	—	—		1	23	(b)
1-4 Family residential properties	1	48	(c)	4	79	(b)(c)
Loans secured by real estate	2	282		5	102
Commercial and industrial loans	3	75	(b)(c)	2	227	(b)(c)
Consumer Loans	—	—		3	439	(b)(c)
Total	5	$357		10	$768

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults during the six months ended June 30, 2016. There were no loans in payment default as of December 31, 2015.

The balance of real estate owned includes $436,000 and $477,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2016 and December 31, 2015, respectively. the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $157,000 and $55,000 at June 30, 2016 and December 31, 2015, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of the Insurance agency.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$44,767	$3,760	$44,767	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	15,202	8,783	15,202	8,017
Other Intangibles	3,731	2,010	3,731	1,919
	$66,715	$17,568	$66,715	$16,711

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

During the fourth quarter of 2015, goodwill of $980,000 was also recorded for the acquisition of certain assets used by Illiana Insurance Agency, Ltd., in connection with its health plan and life insurance and annuity's business. The following table provides a reconciliation of the purchase price paid for Illiana and the amount of goodwill recorded (in thousands):

Purchase price	$2,807
Less purchase accounting adjustments:
Insurance company intangibles	(1,827)
Resulting goodwill from acquisition	$980

Total amortization expense for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Core deposit intangibles	357	156	766	311
Other Intangibles	45	—	91	—
	$402	$156	$857	$311

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/16-06/30/16	$857
Estimated amortization expense:
For period 07/01/16-12/31/16	715
For year ended 12/31/17	1,322
For year ended 12/31/18	1,193
For year ended 12/31/19	1,079
For year ended 12/31/20	933
For year ended 12/31/21	710

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $131.1 million at June 30, 2016, an increase of $2.3 million from $128.8 million at December 31, 2015. The increase during the first six months of 2016 was primarily due to increases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities.

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

	June 30, 2016	December 31, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$73,522	$85,805
Mortgage-backed securities: GSE: residential	57,577	43,037
Total	$131,099	$128,842

FHLB borrowings increased to $40 million at June 30, 2016 from $20 million at December 31, 2015. At June 30, 2016 the advances were as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 3-month maturity, at 0.50%, due September 19, 2016

•	$5 million advance with a 6-month maturity, at 0.59%, due December, 19, 2016

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2016,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	50,210	—	50,210	—
Obligations of states and political subdivisions	113,041	—	113,041	—
Mortgage-backed securities	331,504	—	331,504	—
Trust preferred securities	1,746	—	—	1,746
Other securities	4,076	83	3,993	—
Total available-for-sale securities	500,577	83	498,748	1,746
December 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	90,141	—	90,141	—
Obligations of states and political subdivisions	110,717	—	110,717	—
Mortgage-backed securities	312,054	—	312,054	—
Trust preferred securities	1,906	—	—	1,906
Other securities	4,030	64	3,966	—
Total available-for-sale securities	$518,848	$64	$516,878	$1,906

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015 is summarized as follows (in thousands):

	Trust Preferred Securities
	June 30, 2016	June 30, 2015
Beginning balance	$1,906	$364
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	(124)	1,876
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(36)	(99)
Ending balance	$1,746	$2,141
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2016 was $1,274,000 and a fair value of $977,000 resulting in specific loss exposures of $297,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2016 was $436,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $89,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans (collateral dependent)	$977	$—	$—	$977
Foreclosed assets held for sale	89	—	—	89
December 31, 2015
Impaired loans (collateral dependent)	$294	$—	$—	$294
Foreclosed assets held for sale	423	—	—	423

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

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,746	Discounted cash flow	Discount rate	11.5%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$977	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$89	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,906	Discounted cash flow	Discount rate	11.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$294	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$423	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
(1) Every five years

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Funds Sold, Interest Receivable and Federal Reserve and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Certificates of Deposit Investments. The fair value of certificates of deposit investments is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Held-to-Maturity Securities. Fair Value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale. Loans expected to be sold are classified as held for sale and are recorded at the lower of aggregate cost or market value.

Loans. For loans with floating interest rates, it is assumed that the estimated fair values generally approximate the carrying amount balances.  Fixed rate loans have been valued using a discounted present value of projected cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The carrying amount of accrued interest approximates its fair value.

Deposits. Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase. The fair value of securities sold under agreements to repurchased is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Payable. The carrying amount approximates fair value.

Junior Subordinated Debentures, Federal Home Loan Bank Borrowings and Other Borrowings. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Cash and due from banks	$52,581	$52,581	$52,581	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	30,307	30,391	—	30,391	—
Available-for-sale securities	500,577	500,577	83	498,748	1,746
Held-to-maturity securities	112,161	113,112	—	113,112	—
Loans held for sale	1,346	1,346	—	1,346	—
Loans net of allowance for loan losses	1,298,677	1,297,118	—	—	1,297,118
Interest receivable	7,299	7,299	—	7,299	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,704,199	$1,704,869	$—	$1,454,392	$250,477
Securities sold under agreements to repurchase	131,099	131,125	—	131,125	—
Interest payable	385	385	—	385	—
Federal Home Loan Bank borrowings	40,000	40,979	—	40,979	—
Junior subordinated debentures	20,620	13,223	—	13,223	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and due from banks	$115,292	$115,292	$115,292	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	25,000	25,056	—	25,056	—
Available-for-sale securities	518,848	518,848	64	516,878	1,906
Held-to-maturity securities	85,208	85,737	—	85,737	—
Loans held for sale	968	968	—	968	—
Loans net of allowance for loan losses	1,266,345	1,265,126	—	—	1,265,126
Interest receivable	8,085	8,085	—	8,085	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,732,568	$1,732,463	$—	$1,489,130	$243,333
Securities sold under agreements to repurchase	128,842	128,843	—	128,843	—
Interest payable	356	356	—	356	—
Federal Home Loan Bank borrowings	20,000	20,422	—	20,422	—
Junior subordinated debentures	20,620	13,207	—	13,207	—

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2015	2015
Net interest income	$16,804	$32,516
Provision for loan losses	184	548
Non-interest income	6,338	12,939
Non-interest expense	14,161	28,693
Income before income taxes	8,797	16,214
Income tax expense	3,153	5,866
Net income	$5,644	$10,348
Dividends on preferred shares	550	1,100
Net income available to common stockholders	$5,094	$9,248

Earnings per share
Basic	$0.71	$1.30
Diluted	$0.66	$1.22

Basic weighted average shares outstanding	7,198,980	7,112,309
Diluted weighted average shares outstanding	8,563,773	8,477,102

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2016 and 2015.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $9,735,000 and $8,195,000 for the six months ended June 30, 2016 and 2015, respectively. Diluted net income per common share available to common stockholders was $0.99 and $0.97 for the six months ended June 30, 2016 and 2015. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2016 and 2015, compared to the performance ratios for the year ended December 31, 2015:

	Six months ended		Year ended
	June 30, 2016	June 30, 2015	December 31, 2015
Return on average assets	0.92%	1.01%	0.91%
Return on average common equity	9.76%	9.89%	8.97%
Average equity to average assets	10.03%	10.51%	10.34%

Total assets were $2.12 billion at June 30, 2016, compared to $2.11 billion as of December 31, 2015. From December 31, 2015 to June 30, 2016, cash and interest bearing deposits decreased $62.7 million, net loan balances increased $32.3 million and investment securities increased $8.7 million. Net loan balances were $1.30 billion at June 30, 2016, compared to $1.27 billion at December 31, 2015. The increase in loan balances since year-end was primarily due to an increase in commercial real estate loan balances.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.27% for the six months ended June 30, 2016, down from 3.40% for the same period in 2015. This decrease was primarily due to declines in rates on interest earning assets during 2016 compared to 2015. Net interest income before the provision for loan losses was $32.1 million compared to net interest income of $26.0 million for the same period in 2015.

Total non-interest income of $13.1 million increased $3.8 million or 40.35% from $9.3 million for the same period last year. Insurance commissions were $959,000 higher than last year with the revenues from Illiana Insurance Agency and contingency income which is generally higher in the first quarter due to timing of policies underwritten and greater income from carriers based upon claims experience. Electronic Services revenues were $937,000 greater than last year and deposit service charges increased by $686,000 with the addition of the ONB branch locations. Revenues from brokerage were $330,000 higher than the first six months of last year, primarily due to an increase in brokerage accounts acquired in the ONB Branch acquisition.

Total non-interest expense of $29.3 million increased $7.3 million or 33.0% from $22.0 million for the same period last year. The operating expenses of the ONB acquired branch locations and the Illiana Insurance Agency are included for the first six months of 2016 and $242,000 in acquisition costs for the pending acquisition of First Clover Leaf. Salaries and benefits expense increased to $15.4 million compared to $12.4 million for the same period last year as full-time equivalent employees increased to 520 from 410. Occupancy expenses have also increased to $5.5 million from $3.9 million for the first six months of last year primarily due to the additional 12 branch locations. In December 2015, construction was completed on a new, more efficient branch facility in Monticello Illinois. During the first quarter of 2016, the existing branch building in Monticello was donated and $653,000 was included in donation expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2016 versus 2015
	Three months ended June 30,	Six months ended June 30,
Net interest income	$2,626	$6,101
Provision for loan losses	(590)	(438)
Other income, including securities transactions	1,922	3,767
Other expenses	(2,913)	(7,280)
Income taxes	(272)	(610)
Increase in net income	$773	$1,540

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.6 million at June 30, 2016, compared to $3.1 million at June 30, 2015 and $4.0 million at December 31, 2015. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $482,000 at June 30, 2016 compared to $282,000 on June 30, 2015 and $478,000 on December 31, 2015. The Company’s provision for loan losses for the six months ended June 30, 2016 and 2015 was $846,000 and $408,000, respectively.  Total loans past due 30 days or more were 0.28% of loans at June 30, 2016 compared to 0.21% at June 30, 2015, and 0.27% of loans at December 31, 2015.  At June 30, 2016, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.2% of the loan portfolio as of June 30, 2016 and 66.4% as of December 31, 2015.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2016 and 2015 and December 31, 2015 was 13.09%, 17.13% and 13.23%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2016 and 2015 and December 31, 2015 was 14.11%, 18.31% and 14.25%, respectively. The primary reason for the decrease in these ratios was completion of the acquisition of twelve ONB Branches which increased risk-weighted assets by approximately $227 million offset by completion of a private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2016 and 2015 were $332 million and $269 million, respectively.  The increase in 2016 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $493,000 and $362,000 for this assessment during the first six months of 2016 and 2015, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $54,000 and $43,000 during the first six months of 2016 and 2015, respectively, for this assessment.

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

June 30, 2016 and 2015 in the following table (dollars in thousands):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$14,945	$18	0.48%	$25,922	$18	0.28%
Federal funds sold	491	—	—%	493	—	—%
Certificates of deposit investments	33,419	83	1.00%	—	—	—%
Investment securities
Taxable	518,795	2,310	1.78%	381,091	1,782	1.87%
Tax-exempt (1)	107,631	862	3.20%	80,888	648	3.20%
Loans (2)	1,292,000	13,610	4.24%	1,056,517	11,724	4.45%
Total earning assets	1,967,281	16,883	3.45%	1,544,911	14,172	3.68%
Cash and due from banks	44,300			32,157
Premises and equipment	29,769			27,182
Other assets	89,152			40,638
Allowance for loan losses	(15,012)			(14,006)
Total assets	$2,115,490			$1,630,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$797,197	$195	0.10%	$574,255	$165	0.12%
Savings deposits	337,247	110	0.13%	287,000	98	0.14%
Time deposits	236,421	270	0.46%	194,356	250	0.52%
Securities sold under agreements to repurchase	130,226	21	0.06%	118,669	15	0.05%
FHLB advances	25,714	165	2.58%	25,000	157	2.52%
Fed Funds Purchased	1,239	3	0.97%	234	—	—%
Junior subordinated debt	20,620	149	2.91%	20,620	130	2.53%
Other debt	11	—	—%	1,802	13	—%
Total interest-bearing liabilities	1,548,675	913	0.24%	1,221,936	828	0.27%
Non interest-bearing demand deposits	345,018			226,409
Other liabilities	8,226			7,816
Stockholders' equity	213,571			174,721
Total liabilities & equity	$2,115,490			$1,630,882
Net interest income		$15,970			$13,344
Net interest spread			3.21%			3.41%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.26%			3.46%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$41,212	$110	0.54%	$34,881	$44	0.25%
Federal funds sold	491	1	0.20%	493	—	0.10%
Certificates of deposit investments	32,013	156	0.98%	—	—	—%
Investment securities:
Taxable	508,873	4,677	1.84%	370,839	3,517	1.90%
Tax-exempt (1)	106,942	1,716	3.21%	79,721	1,274	3.20%
Loans (2)	1,280,356	27,202	4.27%	1,050,177	22,776	4.37%
Total earning assets	1,969,887	33,862	3.45%	1,536,111	27,611	3.62%
Cash and due from banks	45,422			35,374
Premises and equipment	30,381			27,221
Other assets	77,820			41,327
Allowance for loan losses	(14,855)			(13,955)
Total assets	$2,108,655			$1,626,078
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$801,701	$396	0.10%	$570,116	$328	0.12%
Savings deposits	333,968	216	0.13%	284,308	193	0.14%
Time deposits	239,099	542	0.45%	203,137	524	0.52%
Securities sold under agreements to repurchase	125,782	39	0.06%	117,509	29	0.05%
FHLB advances	22,857	315	2.77%	24,834	310	2.52%
Fed Funds Purchased	619	2	—%	117	—	—%
Junior subordinated debt	20,620	294	2.87%	20,620	258	2.53%
Other debt	60	1	1.71%	950	13	2.66%
Total interest-bearing liabilities	1,544,706	1,805	0.23%	1,221,591	1,655	0.27%
Non interest-bearing demand deposits	344,100			225,492
Other liabilities	8,305			8,057
Stockholders' equity	211,544			170,938
Total liabilities & equity	$2,108,655			$1,626,078
Net interest income		$32,057			$25,956
Net interest spread			3.22%			3.35%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.27%			3.40%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2016, compared to the same periods in 2015 (in thousands):

	Three months ended June 30, 2016 compared to 2015 Increase / (Decrease)			Six months ended June 30, 2016 compared to 2015 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$—	$(39)	$39	$66	$9	$57
Federal funds sold	—	(1)	1	1	—	1
Certificates of deposit investments	83	44	39	156	156	—
Investment securities:
Taxable	528	1,071	(543)	1,160	1,480	(320)
Tax-exempt (2)	214	214	—	442	437	5
Loans (3)	1,886	5,219	(3,333)	4,426	5,909	(1,483)
Total interest income	2,711	6,508	(3,797)	6,251	7,991	(1,740)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	30	182	(152)	68	210	(142)
Savings deposits	12	49	(37)	23	56	(33)
Time deposits	20	166	(146)	18	159	(141)
Securities sold under agreements to repurchase	6	2	4	10	3	7
FHLB advances	8	4	4	5	(53)	58
Junior subordinated debt	19	—	19	36	—	36
Other debt	(13)	(13)	—	(12)	(9)	(3)
Total interest expense	85	390	(305)	150	368	(218)
Net interest income	$2,626	$6,118	$(3,492)	$6,101	$7,623	$(1,522)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $6.1 million, or 23.5%, to $32.1 million for the six months ended June 30, 2016, from $26.0 million for the same period in 2015. Net interest income increased primarily due to the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yields and decline in investment yields.

For the six months ended June 30, 2016, average earning assets increased by $433.8 million, or 28.2%, and average interest-bearing liabilities increased $323.1 million or 26.5%, compared with average balances for the same period in 2015.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $6.3 million or 18.2%.

•	Average federal funds sold decreased $2,000 or 0.4%.

•	Average certificates of deposits investments increased $32.0 million or 100.0%

•	Average loans increased by $230.2 million or 21.9%.

•	Average securities increased by $165.3 million or 36.7%.

•	Average deposits increased by $317.2 million or 30.0%.

•	Average securities sold under agreements to repurchase increased by $8.3 million or 7.0%.

•	Average borrowings and other debt decreased by $2.4 million or 5.1%.

•	Net interest margin decreased to 3.27% for the first six months of 2016 from 3.40% for the first six months of 2015.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.37% and 3.50% for the first six months of 2016 and 2015, respectively. The TE adjustments to net interest income for the six months ended June 30, 2016 and 2015 were $1,030,000 and $756,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2016 and 2015 was $846,000 and $408,000, respectively.  The increase in provision expense was due to a higher level of net charge-offs and an increase in loan balances. Net charge-offs were $258,000 for the six months ended June 30, 2016 compared to $159,000 during the same period in 2015.  Nonperforming loans were $4.6 million and $3.1 million as of June 30, 2016 and 2015, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Trust revenues	$794	$860	$(66)	$1,775	$1,780	$(5)
Brokerage commissions	466	306	160	914	584	330
Insurance commissions	735	474	261	2,068	1,109	959
Service charges	1,644	1,278	366	3,153	2,467	686
Security gains, net	404	1	403	664	230	434
Mortgage banking revenue, net	238	210	28	333	377	(44)
ATM / debit card revenue	1,472	1,018	454	2,961	2,024	937
Bank Owned Life Insurance	174	—	174	183	—	183
Other	532	390	142	1,052	765	287
Total other income	$6,459	$4,537	$1,922	$13,103	$9,336	$3,767

Following are explanations of the changes in these other income categories for the three months ended June 30, 2016 compared to the same period in 2015:

•
Trust revenues decreased $66,000 or 7.7% to $794,000 from $860,000 due to a decrease in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $810.9 million at June 30, 2016 compared to $765.2 million at June 30, 2015.

•	Revenues from brokerage increased $160,000 or 52.3% to $466,000 from $306,000 primarily due to an increase in the number of brokerage accounts from the ONB Branch acquisition.

•	Insurance commissions increased $261,000 or 55.1% to $735,000 from $474,000 primarily due to revenues from Illiana Insurance Agency in 2016 compared to 2015.

•
Fees from service charges increased $366,000 or 28.6% to $1,644,000 from $1,278,000 for the three months ended June 30, 2016 and 2015 primarily due to an increase the additional income from the ONB branches acquired in the third quarter of 2015.

•	The sale of securities during the three months ended June 30, 2016 resulted in net securities gains of $404,000 compared to $1,000 during the three months ended June 30, 2015.

•	Mortgage banking income increased $28,000 or 13.3% to $238,000 from $210,000. Loans sold balances were as follows:

•	$19.5 million (representing 164 loans) for the three months ended of June 30, 2016

•	$15.4 million (representing 118 loans) for the three months months ended of June 30, 2015

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $454,000 or 44.6% to $1,472,000 from $1,018,000 due to an increase in electronic transactions primarily from the ONB Branches acquired in the third quarter of 2015 and incentives received from VISA.

•	Bank owned life insurance increased $174,000 or 100%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016.

•	Other income increased $142,000 or 36.4% to $532,000 from $390,000 primarily due to income from the ONB branches acquired during the third quarter of 2015.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2016 compared to the same period in 2015:

•
Trust revenues decreased $5,000 or 0.3% to $1,775,000 from $1,780,000 due to an decrease in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $810.9 million at June 30, 2016 compared to $765.2 million at June 30, 2015.

•	Revenues from brokerage increased $330,000 or 56.5% to $914,000 from $584,000 primarily due to an increase in the number of brokerage accounts from the ONB Branch acquisition.

•
Insurance commissions increased $959,000 or 86.5% to $2,068,000 from $1,109,000 primarily due to revenues from Illiana Insurance Agency and greater income from carriers based upon claims experience in 2016 compared to 2015.

•
Fees from service charges increased $686,000 or 27.8% to $3,153,000 from $2,467,000 for the six months ended June 30, 2016 and 2015 primarily due to an increase the additional income from the ONB branches acquired in the third quarter of 2015.

•	The sale of securities during the six months ended June 30, 2016 resulted in net securities gains of $664,000 compared to $230,000 during the six months ended June 30, 2015.

•	Mortgage banking income decreased $44,000 or 11.7% to $333,000 from $377,000. Loans sold balances were as follows:

•	$28.7 million (representing 237 loans) for the six months ended of June 30, 2016

•	$29.0 million (representing 225 loans) for the six months months ended of June 30, 2015

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $937,000 or 46.3% to $2,961,000 from $2,024,000 due to an increase in electronic transactions primarily from the ONB Branches acquired in the third quarter of 2015 and incentives received from VISA.

•	Bank owned life insurance increased $183,000 or 100%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016.

•	Other income increased $287,000 or 37.5% to $1,052,000 from $765,000 primarily due to income from the ONB branches acquired during the third quarter of 2015.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Salaries and employee benefits	$7,602	$6,297	$1,305	$15,449	$12,353	$3,096
Net occupancy and equipment expense	2,646	1,926	720	5,525	3,905	1,620
Net other real estate owned expense (income)	10	9	1	(9)	1	(10)
FDIC insurance	281	202	79	547	405	142
Amortization of intangible assets	402	156	246	857	311	546
Stationery and supplies	190	143	47	391	295	96
Legal and professional	917	600	317	1,701	1,182	519
Marketing and donations	239	277	(38)	1,201	494	707
Other operating expenses	1,856	1,620	236	3,652	3,088	564
Total other expense	$14,143	$11,230	$2,913	$29,314	$22,034	$7,280

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2016 compared to the same period in 2015:

•
Salaries and employee benefits, the largest component of other expense, increased $1,305,000 to $7,602,000 from $6,297,000.  The increase is primarily due to the addition of 86 employees with the acquisition of the ONB branches, the addition of 12 employees with the Illiana Insurance Agency, and merit increases in 2016 for continuing employees. There were 520 and 410 full-time equivalent employees at June 30, 2016 and 2015, respectively.

•
Occupancy and equipment expense increased $720,000 or 37.4% to $2,646,000 from $1,926,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches and Illiana Insurance Agency during the third quarter of 2015.

•	Net other real estate owned expense increased $1,000 or 11.1% to $10,000 from $9,000.

•
Expense for amortization of intangible assets increased $246,000 or 157.7% to $402,000 from $156,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in intangible amortization expense in 2016 was due to the acquisition of the ONB branches and Illiana Insurance Agency.

•
Other operating expenses increased $236,000 or 14.6% to $1,856,000 in 2016 from $1,620,000 in 2015 primarily due to the additional ONB branches and costs related to the pending acquisition of First Clover Leaf.

•
On a net basis, all other categories of operating expenses increased $326,000 or 32.0% to $1,346,000 in 2016 from $1,020,000 in 2015.  The increase was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other professional fees including costs related to the pending acquisition of First Clover Leaf.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2016 compared to the same period in 2015:

•
Salaries and employee benefits, the largest component of other expense, increased $3,096,000 to $15,449,000 from $12,353,000.  The increase is primarily due to the addition of 86 employees with the acquisition of the ONB branches, the addition of 12 employees with the Illiana Insurance Agency, and merit increases in 2016 for continuing employees. There were 520 and 410 full-time equivalent employees at June 30, 2016 and 2015, respectively.

•
Occupancy and equipment expense increased $1,620,000 or 41.5% to $5,525,000 from $3,905,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches and Illiana Insurance Agency during the third quarter of 2015.

•
Net other real estate owned expense decreased $10,000 or 1,000.0% to $(9,000) from $1,000. The decrease in 2016 was primarily due to less losses on properties sold during 2016 compared to properties sold in 2015.

•
Expense for amortization of intangible assets increased $546,000 or 175.6% to $857,000 from $311,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in intangible amortization expense in 2016 was due to the acquisition of the ONB branches and Illiana Insurance Agency.

•
Other operating expenses increased $564,000 or 18.3% to $3,652,000 in 2016 from $3,088,000 in 2015 primarily due to the additional ONB branches and costs related to the pending acquisition of First Clover Leaf.

•
On a net basis, all other categories of operating expenses increased $1,322,000 or 67.1% to $3,293,000 in 2016 from $1,971,000 in 2015.  The increase was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other professional fees including costs related to the pending acquisition of First Clover Leaf.

Income Taxes

Total income tax expense amounted to $5.3 million (35.1% effective tax rate) for the six months ended June 30, 2016, compared to $4.7 million (36.2% effective tax rate) for the same period in 2015. The decline in effective tax rate for the six months ended June 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax-exempt municipal investments and bank owned life insurance.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$162,226	1.71%	$175,576	1.70%
Obligations of states and political subdivisions	107,874	3.20%	107,164	3.22%
Mortgage-backed securities: GSE residential	326,436	2.29%	312,132	2.52%
Trust preferred securities	3,094	1.55%	3,130	1.41%
Other securities	4,035	1.60%	4,035	1.38%
Total securities	$603,665	2.29%	$602,037	2.39%

At June 30, 2016, the Company’s investment portfolio increased by $1.6 million from December 31, 2015 primarily due to purchases of mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2016 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2016 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,065	$50,210	$—	$50,210	$—	$—	$—	$—
Obligations of state and political subdivisions	107,874	113,041	4,953	82,283	24,974	—	—	831
Mortgage-backed securities (2)	326,436	331,504	—	—	—	—	—	331,504
Trust preferred securities	3,094	1,746	—	—	—	—	1,746	—
Other securities	4,035	4,076	—	—	2,014	1,979	—	83
Total available-for-sale	$491,504	$500,577	$4,953	$132,493	$26,988	$1,979	$1,746	$332,418
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$112,161	$113,112	$—	$113,112	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of June 30, 2016:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,094,000
Fair value	$1,746,000
Unrealized gains/(losses)	$(1,348,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,712,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	40.6%
Estimated incremental defaults required to break yield	$69,546,000
Performing collateral	$292,438,000
Current balance of class	$34,694,000
Subordination	$267,628,000
Excess subordination	$17,100,000
Excess subordination as a % of remaining performing collateral	5.8%
Discount rate (1)	1.78%-3.31%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at June 30, 2016 and December 31, 2015.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	% Outstanding Loans	December 31, 2015	% Outstanding Loans
Construction and land development	$33,812	2.6%	$39,209	3.1%
Agricultural real estate	122,311	9.3%	122,474	9.6%
1-4 Family residential properties	220,487	16.8%	231,571	18.1%
Multifamily residential properties	47,215	3.6%	45,740	3.6%
Commercial real estate	445,832	33.9%	409,172	31.9%
Loans secured by real estate	869,657	66.2%	848,166	66.3%
Agricultural loans	72,776	5.5%	75,886	5.9%
Commercial and industrial loans	301,087	22.8%	305,060	23.7%
Consumer loans	38,049	2.9%	41,579	3.2%
All other loans	33,618	2.6%	11,198	0.9%
Total loans	$1,315,187	100.0%	$1,281,889	100.0%

Overall net loans increased $33.3 million, or 2.60%.  The increase was primarily due an increase in commercial real estate loan balances offset by declines in 1-4 family residential properties.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,346,000 and $968,000 as of June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	418,146	31.9%	401,150	31.3%
Sullivan region	171,123	13.0%	161,921	12.6%
Decatur region	285,885	21.7%	287,788	22.5%
Peoria region	182,146	13.8%	172,203	13.4%
Highland region	116,005	8.8%	114,378	8.9%
Southern region	141,882	10.8%	144,449	11.3%
Total all regions	$1,315,187	100.0%	$1,281,889	100.0%

Loans are geographically dispersed among these regions located in central and southern Illinois. While these regions have experienced some economic stress during 2016 and 2015, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2016 and December 31, 2015, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$162,729	12.37%	$161,495	12.60%
Lessors of non-residential buildings	116,381	8.85%	109,070	8.51%
Lessors of residential buildings & dwellings	64,362	4.89%	67,513	5.27%
Hotels and motels	65,013	4.94%	62,881	4.91%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2016, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$26,299	$5,965	$1,548	$33,812
Agricultural real estate	12,202	45,542	64,567	122,311
1-4 Family residential properties	17,945	73,866	128,676	220,487
Multifamily residential properties	2,301	19,160	25,754	47,215
Commercial real estate	34,622	264,684	146,526	445,832
Loans secured by real estate	93,369	409,217	367,071	869,657
Agricultural loans	57,505	12,688	2,583	72,776
Commercial and industrial loans	154,898	111,890	34,299	301,087
Consumer loans	4,035	27,849	6,165	38,049
All other loans	3,332	5,979	24,307	33,618
Total loans	$313,139	$567,623	$434,425	$1,315,187

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2016, loans with maturities over one year consisted of approximately $833.6 million in fixed rate loans and approximately $168.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Nonaccrual loans	$4,311	$3,412
Restructured loans which are performing in accordance with revised terms	319	601
Total nonperforming loans	4,630	4,013
Repossessed assets	482	478
Total nonperforming loans and repossessed assets	$5,112	$4,491
Nonperforming loans to loans, before allowance for loan losses	0.36%	0.31%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.40%	0.35%

The $899,000 increase in nonaccrual loans during 2016 resulted from the net of $1,652,000 of loans put on nonaccrual status, offset by $558,000 of loans becoming current or paid-off, $81,000 of loans transferred to other real estate and $114,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$234	5.4%	$142	4.2%
Agricultural real estate	450	10.4%	454	13.3%
1-4 Family residential properties	945	21.9%	975	28.5%
Multifamily Residential properties	304	7.1%	317	9.3%
Commercial real estate	1,097	25.4%	269	7.9%
Loans secured by real estate	3,030	70.2%	2,157	63.2%
Agricultural loans	15	0.3%	79	2.3%
Commercial and industrial loans	1,014	23.7%	928	27.2%
Consumer loans	242	5.6%	248	7.3%
All Other Loans	10	0.2%	—	—%
Total loans	$4,311	100.0%	$3,412	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $80,000 and $39,000 for the six months ended June 30, 2016 and 2015, respectively.

The $4,000 increase in repossessed assets during the first six months of 2016 resulted from the net of $225,000 of additional assets repossessed and $221,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$186	38.6%	$186	38.9%
1-4 family residential properties	116	24.1%	—	—%
Commercial real estate	134	27.8%	291	60.9%
Total real estate	436	90.5%	477	99.8%
Consumer Loans	46	9.5%	1	0.2%
Total repossessed collateral	$482	100.0%	$478	100.0%

Repossessed assets sold during the first six months of 2016 resulted in net losses of $17,000, of which $22,000 was related to real estate asset sales and $5,000 was related to other repossessed assets. Repossessed assets sold during 2015 resulted in net losses of $18,000, all of which related to real estate asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2016, the Company’s loan portfolio included $195.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $162.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.4 million from $198.6 million at December 31, 2015 while loans concentrated in other grain farming increased $1.2 million from $161.5 million at December 31, 2015.

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

In addition, the Company has $65.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $116.4 million of loans to lessors of non-residential buildings and $64.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of June 30, 2016 and 2015, and of changes in the allowance for the three and six month periods ended June 30, 2016 and 2015, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average loans outstanding, net of unearned income	$1,292,000	$1,056,517	$1,280,356	$1,050,177
Allowance-beginning of period	14,736	14,106	14,576	13,682
Charge-offs:
Real estate-mortgage	112	65	221	99
Commercial, financial & agricultural	518	12	533	12
Installment	30	251	78	254
Other	79	53	144	106
Total charge-offs	739	381	976	471
Recoveries:
Real estate-mortgage	323	6	415	176
Commercial, financial & agricultural	67	15	201	42
Installment	5	10	12	16
Other	39	32	90	78
Total recoveries	434	63	718	312
Net charge-offs (recoveries)	305	318	258	159
Provision for loan losses	733	143	846	408
Allowance-end of period	$15,164	$13,931	$15,164	$13,931
Ratio of annualized net charge-offs to average loans	0.09%	0.12%	0.04%	0.03%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.15%	1.32%	1.15%	1.32%
Ratio of allowance for loan losses to nonperforming loans	328%	454%	328%	454%

The ratio of allowance for loan losses to loans outstanding was 1.15% as of June 30, 2016 compared to 1.32% as of June 30, 2015. The decrease in the ratio is primarily due to $152 million of additional loans added during the third quarter of 2015 from the ONB Branch acquisition that were all performing loans. The acquired loans were recorded at fair value. The ratio of the allowance for loan losses to nonperforming loans is 328% as of June 30, 2016 compared to 454% as of June 30, 2015.  The decrease in this ratio is primarily due to the increase in nonperforming loans to $4.6 million at June 30, 2016 from $3.1 million at June 30, 2015. During the first six months of 2016, the Company had net charge-offs of $258,000 compared to $159,000 in 2015. During the first six months of 2016 there was one significant charge off of a residential real estate loan to a single borrower of $83,000 and one significant charge off of a commercial operating loan to a single borrower of $437,000. There were no significant charge offs during the first six months of 2015.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015 (dollars in thousands):

	Six months ended June 30, 2016		Six months ended June 30, 2015		Year ended December 31, 2015
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$344,100	—%	$225,492	—%	$267,175	—%
Interest-bearing	801,701	0.10%	570,116	0.12%	669,442	0.11%
Savings	333,968	0.13%	284,308	0.14%	298,594	0.13%
Time deposits	239,099	0.45%	203,137	0.52%	219,836	0.53%
Total average deposits	$1,718,868	0.14%	$1,283,053	0.16%	$1,455,047	0.16%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Six months ended June 30, 2016	Six months ended June 30, 2015	Year ended December 31, 2015
High month-end balances of total deposits	$1,740,354	$1,297,366	$1,741,079
Low month-end balances of total deposits	1,703,014	1,266,199	1,266,199

During the first six months of 2016, the average balance of deposits increased by $263.8 million from the average balance for the year ended December 31, 2015. Average non-interest bearing deposits increased by $76.9 million, average interest bearing balances increased by $132.3 million, savings account balances increased $35.4 million and balances of time deposits increased $19.3 million. These increases were primarily the result of deposit balances acquired in acquisition of twelve ONB Branches, during the third quarter of 2015.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
3 months or less	$31,900	$30,108
Over 3 through 6 months	17,555	10,714
Over 6 through 12 months	21,601	23,091
Over 12 months	30,831	24,942
Total	$101,887	$88,855

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2016 and December 31, 2015 is presented below (dollars in thousands):

	June 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$131,099	$128,842
Federal Home Loan Bank advances:
Fixed term – due in one year or less	20,000	5,000
Fixed term – due after one year	20,000	15,000
Junior subordinated debentures	20,620	20,620
Total	$191,719	$169,462
Average interest rate at end of period	0.57%	0.77%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$138,074	$128,842
Federal funds purchased	2,500	—
Federal Home Loan Bank advances:
Fixed term – due in one year or less	20,000	10,000
Fixed term – due after one year	20,000	20,000
Debt:
Debt due in one year or less	—	2,000
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$125,782	$113,748
Federal funds purchased	619	142
Federal Home Loan Bank advances:
FHLB-overnight	1,758	—
Fixed term – due in one year or less	5,824	5,479
Fixed term – due after one year	15,275	17,685
Debt:
Loans due in one year or less	60	471
Junior subordinated debentures	20,620	20,620
Total	$169,938	$158,145
Average interest rate during the period	0.77%	0.36%

Securities sold under agreements to repurchase increased $2.3 million during the first six months of 2016 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At June 30, 2016 the fixed term advances consisted of $40 million as follows:

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, one year lockout, callable quarterly

•	$5 million advance with a 3-month maturity, at 0.50%, due September 19, 2016

•	$5 million advance with a 6-month maturity, at 0.59%, due December, 19, 2016

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55% due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40% due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of June 30, 2016. This loan was renewed on April 15, 2016 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.55% at June 30, 2016). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2016 and 2015 and December 31, 2015.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.48% and 3.17% at June 30, 2016 and December 31, 2015), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.25% and 2.11% at June 30, 2016 and December 31, 2015, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2016 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$5,934	$—	$—	$—	$—	$—	$5,934	$5,935
Certificates of deposit investments	$30,307	$—	$—	$—	$—	$—	$30,307	$30,391
Taxable investment securities	83	4	10,042	25,186	46,320	418,062	499,697	500,648
Nontaxable investment securities	—	225	425	301	1,980	110,110	113,041	113,041
Loans	576,834	237,514	169,586	109,828	140,769	80,656	1,315,187	1,313,628
Total	$613,158	$237,743	$180,053	$135,315	$189,069	$608,828	$1,964,166	$1,963,643
Interest-bearing liabilities:
Savings and NOW accounts	$177,432	$44,178	$45,934	$65,249	$67,269	$399,900	$799,962	$799,962
Money market accounts	279,205	2,908	2,988	3,877	3,958	20,918	313,854	313,854
Other time deposits	175,968	38,571	15,998	9,034	9,189	1,047	249,807	250,477
Short-term borrowings/debt	131,099	—	—	—	—	—	131,099	131,125
Long-term borrowings/debt	40,620	5,000	—	—	5,000	10,000	60,620	54,202
Total	$804,324	$90,657	$64,920	$78,160	$85,416	$431,865	$1,555,342	$1,549,620
Rate sensitive assets – rate sensitive liabilities	$(191,166)	$147,086	$115,133	$57,155	$103,653	$176,963	$408,824
Cumulative GAP	$(191,166)	$(44,080)	$71,053	$128,208	$231,861	$408,824
Cumulative amounts as % of total Rate sensitive assets	(9.7)%	7.5%	5.9%	2.9%	5.3%	9.0%
Cumulative Ratio	(9.7)%	(2.2)%	3.6%	6.5%	11.8%	20.8%

The static GAP analysis shows that at June 30, 2016, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2016, the Company’s stockholders' equity had increased $11.6 million, or 5.7%, to $217 million from $205 million as of December 31, 2015. During the first six months of 2016, net income contributed $9.7 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $4.5 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2016 and December 31, 2015, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total Capital (to risk-weighted assets)
Company	$211,490	14.11%	$119,978	> 8.00%	N/A	N/A
First Mid Bank	200,132	13.43	119,257	> 8.00	$149,071	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	196,326	13.09	89,984	> 6.00	N/A	N/A
First Mid Bank	184,968	12.41	89,443	> 6.00	119,257	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	176,326	11.76	67,488	> 4.50	N/A	N/A
First Mid Bank	184,968	12.41	67,082	> 4.50	96,896	> 6.50
Tier 1 Capital (to average assets)
Company	196,326	9.44	83,220	> 4.00	N/A	N/A
First Mid Bank	184,968	8.93	82,874	> 4.00	103,593	> 5.00
December 31, 2015
Total Capital (to risk-weighted assets)
Company	$204,033	14.25%	$114,576	> 8.00%	N/A	N/A
First Mid Bank	195,937	13.75	114,012	> 8.00	$142,514	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	189,457	13.23	85,932	> 6.00	N/A	N/A
First Mid Bank	181,361	12.73	85,509	> 6.00	114,012	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	142,057	9.92	64,449	> 4.50	N/A	N/A
First Mid Bank	181,361	12.73	64,131	> 4.50	92,634	> 6.50
Tier 1 Capital (to average assets)
Company	189,457	9.20	82,385	> 4.00	N/A	N/A
First Mid Bank	181,361	8.83	82,137	> 4.00	102,671	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2016 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2016, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  The decrease in capital ratios from December 31, 2014 is primarily due to additional assets from the acquisition partially offset by the capital raise completed by the Company during the second quarter of 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2016, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 12,925 shares and 16,604 shares during 2016 and 2015, respectively, as Stock Unit Awards under the SI plan.

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

During the six months ended June 30, 2016, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69.5 million.  As of June 30, 2016, the Company is authorized per all repurchase programs to purchase $7.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2016, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2016, the excess collateral at the FHLB would support approximately $97.3 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2016, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds.  This loan was renewed on April 15, 2016 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2016 and 2015 and December 31, 2015.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$249,807	$168,499	$58,721	$21,540	$1,047
Debt	20,620	—	—	—	20,620
Other borrowings	171,099	151,099	20,000	—	—
Operating leases	47,024	2,423	4,904	3,837	35,860
Supplemental retirement	686	100	203	100	283
	$489,236	$322,121	$83,828	$25,477	$57,810

For the six months ended June 30, 2016, net cash of $12.5 million was provided from operating activities and $65.6 million and $9.6 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $62.7 million since year-end 2015.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Unused commitments and lines of credit:
Commercial real estate	$57,666	$27,806
Commercial operating	178,629	174,317
Home equity	31,763	33,028
Other	56,520	56,353
Total	$324,578	$291,504
Standby letters of credit	$7,419	$6,806

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

The Company, First Clover Leaf, certain executive officers of First Clover Leaf, certain members of First Clover Leaf’s board of directors are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al , Case No. 16-L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the proposed merger of First Clover Leaf and the Company. The Lawsuit alleges that the merger consideration is inadequate and that the joint proxy statement/prospectus does not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and the Company aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The relief sought includes class certification, declaratory relief, an injunction enjoining consummation of the merger, rescission of the merger should it be consummated, interest on any monetary judgment, costs, and attorneys’ fees.  The Company, First Clover Leaf, and the individual defendants believe that the factual allegations in the Lawsuit are without merit and legally unfounded. They have moved to dismiss the complaint and ntend to vigorously defend against these allegations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	0	$0.00	0	$7,173,000
May 1, 2016 - May 31, 2016	0	$0.00	0	$7,173,000
June 1, 2016 - June 30, 2016	0	$0.00	0	$7,173,000
Total	0	$0.00	0	$7,173,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 5, 2016

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

2.2	First Amendment to Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated as of June 6, 2016.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.