Form 10-Q
period 2016-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2016-11-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Or
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

As of November 9, 2016, 12,457,462 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks:
Non-interest bearing	$57,244	$42,570
Interest bearing	51,675	72,722
Federal funds sold	14,118	492
Cash and cash equivalents	123,037	115,784
Certificates of deposit investments	26,270	25,000
Investment securities:
Available-for-sale, at fair value	556,626	518,848
Held-to-maturity, at amortized cost (estimated fair value of $102,648 and $85,737 at September 30, 2016 and December 31, 2015, respectively)	101,679	85,208
Loans held for sale	3,584	968
Loans	1,803,161	1,280,921
Less allowance for loan losses	(16,161)	(14,576)
Net loans	1,787,000	1,266,345
Interest receivable	10,271	8,085
Other real estate owned	2,096	477
Premises and equipment, net	40,695	31,340
Goodwill, net	57,791	41,007
Intangible assets, net	13,418	8,997
Bank owned life insurance	41,031	—
Other assets	20,450	12,440
Total assets	$2,783,948	$2,114,499
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$431,480	$342,636
Interest bearing	1,833,779	1,389,932
Total deposits	2,265,259	1,732,568
Securities sold under agreements to repurchase	127,432	128,842
Interest payable	593	356
FHLB borrowings	50,109	20,000
Other borrowings	22,000	—
Junior subordinated debentures	23,892	20,620
Dividends payable	—	550
Other liabilities	7,398	6,554
Total liabilities	2,496,683	1,909,490
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 0 shares in 2016 and 5,500 shares in 2015	—	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,007,205 and 9,003,710 shares in 2016 and 2015, respectively	54,029	38,015
Additional paid-in capital	158,356	79,626
Retained earnings	81,412	71,712
Deferred compensation	3,056	3,245
Accumulated other comprehensive income	6,076	723
Less treasury stock at cost, 549,743 shares in 2016 and 2015	(15,664)	(15,712)
Total stockholders’ equity	287,265	205,009
Total liabilities and stockholders’ equity	$2,783,948	$2,114,499

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$15,294	$12,198	$42,496	$34,974
Interest on investment securities	3,229	2,682	9,622	7,473
Interest on certificates of deposit investments	78	6	234	6
Interest on federal funds sold	7	—	8	—
Interest on deposits with other financial institutions	15	57	125	101
Total interest income	18,623	14,943	52,485	42,554
Interest expense:
Interest on deposits	623	645	1,777	1,690
Interest on securities sold under agreements to repurchase	23	14	62	43
Interest on FHLB borrowings	150	155	465	465
Interest on other borrowings	42	1	45	14
Interest on subordinated debentures	162	132	456	390
Total interest expense	1,000	947	2,805	2,602
Net interest income	17,623	13,996	49,680	39,952
Provision for loan losses	1,081	481	1,927	889
Net interest income after provision for loan losses	16,542	13,515	47,753	39,063
Other income:
Trust revenues	774	795	2,549	2,575
Brokerage commissions	526	329	1,440	913
Insurance commissions	738	459	2,806	1,568
Service charges	1,824	1,536	4,977	4,003
Securities gains, net	466	1	1,130	231
Mortgage banking revenue, net	382	172	715	549
ATM / debit card revenue	1,457	1,200	4,418	3,224
Bank owned life insurance	201	—	384	—
Other	530	517	1,582	1,282
Total other income	6,898	5,009	20,001	14,345
Other expense:
Salaries and employee benefits	7,844	6,522	23,293	18,875
Net occupancy and equipment expense	2,864	2,424	8,389	6,329
Net other real estate owned (income) expense	32	(1)	23	—
FDIC insurance	294	236	841	641
Amortization of intangible assets	455	155	1,312	466
Stationery and supplies	221	180	612	475
Legal and professional	713	660	2,414	1,842
Marketing and donations	285	296	1,486	790
Other	2,612	2,410	6,264	5,498
Total other expense	15,320	12,882	44,634	34,916
Income before income taxes	8,120	5,642	23,120	18,492
Income taxes	2,812	1,979	8,077	6,634
Net income	5,308	3,663	15,043	11,858
Dividends on preferred shares	—	550	825	1,650
Net income available to common stockholders	$5,308	$3,113	$14,218	$10,208
Per share data:
Basic net income per common share available to common stockholders	$0.51	$0.37	$1.52	$1.35
Diluted net income per common share available to common stockholders	$0.51	$0.37	$1.50	$1.33
Cash dividends declared per common share	$0.16	$—	$0.46	$0.29
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$5,308	$3,663	$15,043	$11,858
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(690) and $(1,709) for three months ended September 30, 2016 and 2015, respectively and $(3,698) and $(1,662) for nine months ended September 30, 2016 and 2015, respectively.	1,082	2,676	5,792	2,601
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(11) and $(51) for three months ended September 30, 2016 and 2015, respectively and $(161) and $(176) for nine months ended September 30, 2016 and 2015, respectively.	16	80	251	276
Less: reclassification adjustment for realized gains included in net income net of taxes of $182 and $0 for three months ended September 30, 2016 and 2015, respectively and $440 and $90 for nine months ended September 30, 2016 and 2015, respectively.	(284)	(1)	(690)	(141)
Other comprehensive income, net of taxes	814	2,755	5,353	2,736
Comprehensive income	$6,122	$6,418	$20,396	$14,594

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$15,043	$11,858
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,927	889
Depreciation, amortization and accretion, net	5,592	2,908
Change in cash surrender value of bank owned life insurance	(384)	—
Stock-based compensation expense	268	264
Gains on investment securities, net	(1,130)	(231)
Gain on sales of other real property owned, net	(5)	(32)
Donation of building	653	—
Loss on write down of fixed assets	26	166
Gains on sale of loans held for sale, net	(805)	(586)
Increase in accrued interest receivable	(347)	(298)
Decrease in accrued interest payable	(36)	(29)
Origination of loans held for sale	(57,199)	(43,106)
Proceeds from sale of loans held for sale	55,388	44,304
Increase in other assets	(2,713)	(2,327)
Decrease in other liabilities	(1,036)	(1,500)
Net cash provided by operating activities	15,242	12,280
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	13,618	—
Purchases of certificates of deposit investments	(12,958)	(12,930)
Proceeds from sales of securities available-for-sale	68,726	9,453
Proceeds from maturities of securities available-for-sale	91,899	55,057
Proceeds from maturities of securities held-to-maturity	55,500	10,000
Purchases of securities available-for-sale	(84,102)	(168,820)
Purchases of securities held-to-maturity	(71,557)	(10,000)
Net increase in loans	(84,432)	(23,068)
Sale of premises and equipment	147	—
Purchases of premises and equipment	(449)	(1,380)
Proceeds from sales of other real property owned	488	113
Investment in bank owned life insurance	(25,000)	—
Cash received related to acquisition, net of cash and cash equivalents acquired	36,774	279,468
Net cash (used in) provided by investing activities	(11,346)	137,893
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,996)	6,136
Decrease in repurchase agreements	(24,673)	(17,167)
Proceeds from FHLB advances	20,000	5,000
Repayment of FHLB advances	(5,000)	(5,000)
Proceeds from short-term debt	7,000	2,000
Proceeds from long-term debt	15,000	—
Repayment of short-term debt	—	(2,000)
Proceeds from issuance of common stock	97	28,165
Common stock issuance costs	(230)	—
Purchase of treasury stock	—	(1,041)
Dividends paid on preferred stock	(1,286)	(1,001)
Dividends paid on common stock	(3,555)	(1,532)
Net cash provided by financing activities	3,357	13,560
Increase in cash and cash equivalents	7,253	163,733
Cash and cash equivalents at beginning of period	115,784	51,730
Cash and cash equivalents at end of period	$123,037	$215,463

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2016	2015

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,568	$2,506
Income taxes	9,335	6,961
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	115	167
Dividends reinvested in common stock	1,052	597
Net tax benefit related to option and deferred compensation plans	140	85
Supplemental disclosure of purchase of capital stock of First Clover Leaf
Fair value of assets acquired	$668,905	$—
Considered paid:
Cash paid	22,545	—
Common stock issued	65,926	—
Total consideration paid	88,471	—
Fair value of liabilities assumed	$580,434	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), First Clover Leaf Bank, N.A. ("First Clover Leaf Bank"), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2016 and 2015, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2016 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. The Company operates as a one-segment entity for financial reporting purposes.

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

On September 8, 2016, the effective time of the Merger, 25% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive $12.87 per share, for an approximate aggregate total of $22,545,000, and 75% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive 0.495 shares of the Company’s common stock, par value $4.00 per share, for an approximate aggregate total of 2,600,616 shares of the Company’s common stock. Cash in lieu of fractional shares of Company common stock were issued in connection with the Merger.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2016, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2016 or 2015. The Company awarded 12,925 shares as Stock Unit Awards and 16,604 as 50% Stock Awards and 50% Stock Unit Awards during 2015 and 2014, respectively, under the SI plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2016
Net unrealized gains on securities available-for-sale	$11,793	$—	$11,793
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(421)	—	(421)
Securities with other-than-temporary impairment losses	—	(1,414)	(1,414)
Tax benefit (expense)	(4,433)	551	(3,882)
Balance at September 30, 2016	$6,939	$(863)	$6,076

December 31, 2015
Net unrealized gains on securities available-for-sale	$3,243	$—	$3,243
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(834)	—	(834)
Securities with other-than-temporary impairment losses	—	(1,224)	(1,224)
Tax benefit (expense)	(939)	477	(462)
Balance at December 31, 2015	$1,470	$(747)	$723

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2016 and 2015, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unrealized gains on available-for-sale securities	466	1	1,130	231	Securities gains, net
					(Total reclassified amount before tax)
	(182)	—	(440)	(90)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$284	$1	$690	$141	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$5,308,000	$3,663,000	$15,043,000	$11,858,000
Preferred stock dividends	—	(550,000)	(825,000)	(1,650,000)
Net income available to common stockholders	$5,308,000	$3,113,000	$14,218,000	$10,208,000
Weighted average common shares outstanding	10,497,072	8,421,397	9,372,547	7,553,468
Basic earnings per common share	$0.51	$0.37	$1.52	$1.35
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$5,308,000	$3,113,000	$14,218,000	$10,208,000
Effect of assumed preferred stock conversion	—	550,000	825,000	1,650,000
Net income applicable to diluted earnings per share	$5,308,000	$3,663,000	$15,043,000	$11,858,000
Weighted average common shares outstanding	10,497,072	8,421,397	9,372,547	7,553,468
Dilutive potential common shares:
Assumed conversion of stock options	1,742	—	1,945	—
Restricted stock awarded	5,232	7,788	5,232	7,788
Assumed conversion of preferred stock	—	1,355,348	677,674	1,355,348
Dilutive potential common shares	6,974	1,363,136	684,851	1,363,136
Diluted weighted average common shares outstanding	10,504,046	9,784,533	10,057,398	8,916,604
Diluted earnings per common share	$0.51	$0.37	$1.50	$1.33

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2016 and 2015 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options to purchase shares of common stock	24,500	45,500	24,500	45,500

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$48,546	$190	$—	$48,736
Obligations of states and political subdivisions	155,715	5,297	(93)	160,919
Mortgage-backed securities: GSE residential	334,872	6,420	(102)	341,190
Trust preferred securities	3,075	—	(1,414)	1,661
Other securities	4,039	87	(6)	4,120
Total available-for-sale	$546,247	$11,994	$(1,615)	$556,626
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$101,679	$1,033	$(64)	$102,648

December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$90,368	$41	$(268)	$90,141
Obligations of states and political subdivisions	107,164	3,608	(55)	110,717
Mortgage-backed securities: GSE residential	312,132	1,374	(1,452)	312,054
Trust preferred securities	3,130	—	(1,224)	1,906
Other securities	4,035	29	(34)	4,030
Total available-for-sale	$516,829	$5,052	$(3,033)	$518,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$85,208	$743	$(214)	$85,737

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

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross gains	$466	$1	$1,130	$231
Gross losses	—	—	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2016 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,531	$28,563	$4,642	$—	$48,736
Obligations of state and political subdivisions	11,722	85,629	61,104	2,464	160,919
Mortgage-backed securities: GSE residential	1,488	321,587	18,115	—	341,190
Trust preferred securities	—	—	—	1,661	1,661
Other securities	—	4,010	—	110	4,120
Total available-for-sale investments	$28,741	$439,789	$83,861	$4,235	$556,626
Weighted average yield	2.34%	2.35%	2.63%	2.22%	2.39%
Full tax-equivalent yield	3.33%	2.69%	3.99%	3.09%	2.92%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,030	$24,570	$5,079	$—	$101,679
Weighted average yield	1.80%	2.11%	2.06%	—%	1.89%
Full tax-equivalent yield	1.80%	2.11%	2.06%	—%	1.89%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2016.

Investment securities carried at approximately $470 million and $404 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2016 and December 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	13,235	(93)	—	—	13,235	(93)
Mortgage-backed securities: GSE residential	7,381	(17)	6,309	(85)	13,690	(102)
Trust preferred securities	—	—	1,661	(1,414)	1,661	(1,414)
Other securities	—	—	1,994	(6)	1,994	(6)
Total	$20,616	$(110)	$9,964	$(1,505)	$30,580	$(1,615)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,928	$(64)	$—	$—	$14,928	$(64)
December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,942	$(142)	$12,971	$(126)	$47,913	$(268)
Obligations of states and political subdivisions	3,168	(32)	979	(23)	4,147	(55)
Mortgage-backed securities: GSE residential	164,249	(841)	20,011	(611)	184,260	(1,452)
Trust preferred securities	—	—	1,906	(1,224)	1,906	(1,224)
Other securities	1,966	(34)	—	—	1,966	(34)
Total	$204,325	$(1,049)	$35,867	$(1,984)	$240,192	$(3,033)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,845	$(214)	$—	$—	$35,845	$(214)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2016, there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2015 there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $12,971,000 and unrealized losses of $126,000 in a continuous unrealized loss position for twelve months or more. At September 30, 2016 and December 31, 2015 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2016 there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were two obligations of states and political subdivisions with a fair value of $979,000 and unrealized losses of $23,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2016 there were nine mortgage-backed securities with a fair value of $6,309,000 and unrealized losses of $85,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were seven mortgage-backed securities with a fair value of $20,011,000 and unrealized losses of $611,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At September 30, 2016, there was one trust preferred security with a fair value of $1,661,000 and unrealized loss of $1,414,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there was one trust preferred security with a fair value of $1,906,000 and unrealized loss of $1,224,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2016 or 2015.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2016. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Fair Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,075	$1,661	$(1,414)	$(1,111)

Other securities. At September 30, 2016 there was one other security with a fair value of $1,994,000 and unrealized losses of $6,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2016 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 (in thousands).

Accumulated Credit Losses
	September 30, 2016	September 30, 2015
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2016 and December 31, 2015 follows (in thousands):

	September 30, 2016	December 31, 2015
Construction and land development	$49,305	$39,232
Agricultural real estate	128,954	122,579
1-4 Family residential properties	344,190	232,351
Multifamily residential properties	83,987	45,765
Commercial real estate	641,134	409,487
Loans secured by real estate	1,247,570	849,414
Agricultural loans	81,474	75,998
Commercial and industrial loans	375,824	305,851
Consumer loans	41,313	42,097
All other loans	72,875	11,317
Total Gross loans	1,819,056	1,284,677
Less: Loans held for sale	3,584	968
	1,815,472	1,283,709
Less:
Net deferred loan fees, premiums and discounts	12,311	2,788
Allowance for loan losses	16,161	14,576
Net loans	$1,787,000	$1,266,345

Net loans increased $520.7 million as of September 30, 2016 compared to December 31, 2015. Of this increase, approximately $441.1 million is a result of the acquisition First Clover Leaf Bank. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2016, the Company’s loan portfolio included $210.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $170.9 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $11.6 million from $198.6 million at December 31, 2015 due to seasonal increases based upon timing of cash flow requirements. Loans concentrated in other grain farming increased $9.4 million from $161.5 million at December 31, 2015.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $98.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $154.5 million of loans to lessors of non-residential buildings, $142.9 million of loans to lessors of residential buildings and dwellings, and $26.2 million of loans to automobile dealers.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the board of directors.  Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation and the vast majority of borrowers are below regulatory thresholds. The Company can occasionally have outstanding balances to one borrower up to but not exceeding the regulatory threshold should underwriting guidelines warrant. The vast majority of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system.  Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint.  In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

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

Purchase Credit-Impaired Loans. Loans acquired with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchase credit-impaired ("PCI") loans are accounted for under ASC 310-30, Receivables--Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and are initially measured at fair value, which includes the estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. The cash flows expected to be collected were estimated using current key assumptions, such as default rates, value of underlying collateral, severity and prepayment speeds.

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

The Company has loans acquired from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses inherent in such loans.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$12,025	$1,419	$924	$733	$63	$15,164
Provision charged to expense	445	476	(36)	248	(52)	1,081
Losses charged off	—	—	—	(271)	—	(271)
Recoveries	128	2	1	56	—	187
Balance, end of period	$12,598	$1,897	$889	$766	$11	$16,161
Ending balance:
Individually evaluated for impairment	$272	$329	$—	$—	$—	$601
Collectively evaluated for impairment	$12,326	$1,568	$889	$766	$11	$15,560
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$11,294	$1,312	$731	$382	$212	$13,931
Provision charged to expense	84	84	97	305	(89)	481
Losses charged off	(174)	—	(24)	(72)	—	(270)
Recoveries	47	—	—	39	—	86
Balance, end of period	$11,251	$1,396	$804	$654	$123	$14,228
Ending balance:
Individually evaluated for impairment	$148	$—	$—	$194	$—	$342
Collectively evaluated for impairment	$11,103	$1,396	$804	$460	$123	$13,886
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Nine months ended September 30, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,058	587	36	459	(213)	1,927
Losses charged off	(582)	(30)	(142)	(493)	—	(1,247)
Recoveries	743	3	1	158	—	905
Balance, end of period	$12,598	$1,897	$889	$766	$11	$16,161
Ending balance:
Individually evaluated for impairment	$272	$329	$—	$—	$—	$601
Collectively evaluated for impairment	$12,326	$1,568	$889	$766	$11	$15,560
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$1,753	$1,170	$471	$20	$—	$3,414
Collectively evaluated for impairment	$1,162,399	$208,775	$378,749	$44,740	$—	$1,794,663
Acquired with deteriorated credit quality	$3,929	$—	$4,739	$—	$—	$8,668
Ending balance	$1,168,081	$209,945	$383,959	$44,760	$—	$1,806,745

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	319	35	77	567	(109)	889
Losses charged off	(245)	—	(64)	(432)	—	(741)
Recoveries	263	1	1	133	—	398
Balance, end of period	$11,251	$1,396	$804	$654	$123	$14,228
Ending balance:
Individually evaluated for impairment	$148	$—	$—	$194	$—	$342
Collectively evaluated for impairment	$11,103	$1,396	$804	$460	$123	$13,886
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$1,248	$—	$411	$224	$—	$1,883
Collectively evaluated for impairment	$771,140	$185,275	$234,350	$44,101	$—	$1,234,866
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Ending balance	$772,388	$185,275	$234,761	$44,325	$—	$1,236,749
Year ended December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of year	$11,379	$1,337	$994	$642	$224	$14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	806,992	197,636	232,348	43,739	—	1,280,715
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2016 and December 31, 2015 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$48,788	$39,067	$121,170	$118,103	$334,422	$224,552	$81,490	$45,180
Watch	—	—	5,248	2,282	1,178	1,454	1,668	243
Substandard	231	142	2,411	2,089	6,300	5,565	539	317
Doubtful	—	—	—	—	—	—	—	—
Total	$49,019	$39,209	$128,829	$122,474	$341,900	$231,571	$83,697	$45,740

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$615,977	$386,769	$76,605	$75,437	$360,601	$298,633	$40,470	$41,278
Watch	3,500	10,498	3,937	210	9,179	4,686	18	—
Substandard	17,209	11,905	872	239	2,020	1,741	393	301
Doubtful	—	—	—	—	—	—	—	—
Total	$636,686	$409,172	$81,414	$75,886	$371,800	$305,060	$40,881	$41,579

	All Other Loans		Total Loans
	2016	2015	2016	2015
Pass	$69,664	$11,198	$1,749,187	$1,240,217
Watch	2,855	—	27,583	19,373
Substandard	—	—	29,975	22,299
Doubtful	—	—	—	—
Total	$72,519	$11,198	$1,806,745	$1,281,889

The following table presents the Company’s loan portfolio aging analysis at September 30, 2016 and December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2016
Construction and land development	$—	$—	$—	$—	$49,019	$49,019	$—
Agricultural real estate	35	188	535	758	128,071	128,829	—
1-4 Family residential properties	877	937	1,183	2,997	338,903	341,900	299
Multifamily residential properties	—	—	240	240	83,457	83,697	—
Commercial real estate	461	787	577	1,825	634,861	636,686	—
Loans secured by real estate	1,373	1,912	2,535	5,820	1,234,311	1,240,131	299
Agricultural loans	131	36	1	168	81,246	81,414	—
Commercial and industrial loans	355	—	334	689	371,111	371,800	—
Consumer loans	115	26	1	142	40,739	40,881	—
All other loans	—	—	—	—	72,519	72,519	—
Total loans	$1,974	$1,974	$2,871	$6,819	$1,799,926	$1,806,745	$299
December 31, 2015
Construction and land development	$—	$—	$—	$—	$39,209	$39,209	$—
Agricultural real estate	106	—	—	106	122,368	122,474	—
1-4 Family residential properties	1,059	742	154	1,955	229,616	231,571	—
Multifamily residential properties	—	—	—	—	45,740	45,740	—
Commercial real estate	251	67	31	349	408,823	409,172	—
Loans secured by real estate	1,416	809	185	2,410	845,756	848,166	—
Agricultural loans	65	74	—	139	75,747	75,886	—
Commercial and industrial loans	65	476	196	737	304,323	305,060	—
Consumer loans	137	42	13	192	41,387	41,579	—
All other loans	—	—	—	—	11,198	11,198	—
Total loans	$1,683	$1,401	$394	$3,478	$1,278,411	$1,281,889	$—

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

The following tables present impaired loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	430	430	—	430	430	—
1-4 Family residential properties	471	471	—	—	—	—
Multifamily residential properties	535	535	—	316	316	—
Commercial real estate	841	841	203	—	—	—
Loans secured by real estate	2,277	2,277	203	746	746	—
Agricultural loans	740	740	329	—	—	—
Commercial and industrial loans	377	388	69	405	405	134
Consumer loans	20	20	—	23	23	—
All other loans	—	—	—	—	—	—
Total loans	$3,414	$3,425	$601	$1,174	$1,174	$134
Loans without a specific allowance:
Construction and land development	$231	$231	$—	$142	$707	$—
Agricultural real estate	44	47	—	24	28	—
1-4 Family residential properties	3,275	3,606	—	1,373	1,688	—
Multifamily residential properties	3,430	3,430	—	1	1	—
Commercial real estate	4,460	4,543	—	304	325	—
Loans secured by real estate	11,440	11,857	—	1,844	2,749	—
Agricultural loans	15	44	—	79	79	—
Commercial and industrial loans	510	740	—	670	932	—
Consumer loans	408	426	—	242	256	—
All other loans	—	—	—	—	—	—
Total loans	$12,373	$13,067	$—	$2,835	$4,016	$—
Total loans:
Construction and land development	$231	$231	$—	$142	$707	$—
Agricultural real estate	474	477	—	454	458	—
1-4 Family residential properties	3,746	4,077	—	1,373	1,688	—
Multifamily residential properties	3,965	3,965	—	317	317	—
Commercial real estate	5,301	5,384	203	304	325	—
Loans secured by real estate	13,717	14,134	203	2,590	3,495	—
Agricultural loans	755	784	329	79	79	—
Commercial and industrial loans	887	1,128	69	1,075	1,337	134
Consumer loans	428	446	—	265	279	—
All other loans	—	—	—	—	—	—
Total loans	$15,787	$16,492	$601	$4,009	$5,190	$134

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	For the three months ended
	September 30, 2016		September 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$231	$—	$148	$—
Agricultural real estate	474	—	25	—
1-4 Family residential properties	1,572	3	1,160	2
Multifamily residential properties	535	—	326	—
Commercial real estate	1,097	1	777	1
Loans secured by real estate	3,909	4	2,436	3
Agricultural loans	755	—	—	—
Commercial and industrial loans	744	1	1,157	3
Consumer loans	306	—	296	1
All other loans	10	—	—	—
Total loans	$5,724	$5	$3,889	$7

	For the nine months ended
	September 30, 2016		September 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$231	$—	$148	$—
Agricultural real estate	476	—	92	2
1-4 Family residential properties	1,344	10	1,197	11
Multifamily residential properties	539	—	328	—
Commercial real estate	1,064	2	784	2
Loans secured by real estate	3,654	12	2,549	15
Agricultural loans	696	—	—	—
Commercial and industrial loans	777	1	1,293	6
Consumer loans	388	—	308	2
Total loans	$5,515	$13	$4,150	$23

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans at September 30, 2016 stated above that were still accruing was $514,000 of 1-4 Family residential properties, $3,430,000 of multifamily residential properties, $2,152,000 of commercial real estate, $46,000 of commercial & industrial loans and $9,000 of consumer loans. The balance of loans modified into a troubled debt restructuring at September 30, 2015 included in the impaired loans stated above that were still accruing was $339,000 of 1-4 family residential properties, $36,000 commercial real estate, $149,000 commercial and industrial loans, and $20,000 of consumer loans. For the nine months ended September 30, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2016 and December 31, 2015 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2016	December 31, 2015
Construction and land development	$231	$142
Agricultural real estate	474	454
1-4 Family residential properties	3,232	975
Multifamily residential properties	535	317
Commercial real estate	3,149	269
Loans secured by real estate	7,621	2,157
Agricultural loans	755	79
Commercial and industrial loans	841	928
Consumer loans	419	248
Total loans	$9,636	$3,412

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $99,000 and $49,000 for the nine months ended September 30, 2016 and 2015, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at September 30, 2016 are as follows (in thousands):

	September 30, 2016	December 31, 2015
1-4 Family residential properties	$1,310	$—
Multifamily residential properties	3,430	—
Commercial real estate	3,897	—
Loans secured by real estate	8,637	—
Commercial and industrial loans	31	—
Carrying amount	8,668	—
Allowance for loan losses	—	—
Carrying amount, net of allowance	$8,668	$—

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of September 30, 2016 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increased in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. There were no changes in the estimated expected cash flows for the period from acquisition to September 30, 2016.

The PCI loans acquired during the nine months ended September 30, 2016 for which it was probable that all contractually required payments would not be collected were as follows (in thousands):

First Clover Leaf
Contractually required payments	$10,650
Non-accretable difference	(1,962)
Cash flows expected to be collected at acquisition	8,688
Accretable yield	—
Fair value of acquired loans at acquisition	$8,688

Income would not be recognized on certain PCI loans if cash flows could not be reasonably estimated. The Company had no purchased loans for which it could not reasonably estimate cash flows to be collected.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2016 and December 31, 2015 was $11.00 million and $1.7 million, respectively.  There was $69,000 and $0 in specific reserves established with respect to these loans as of September 30, 2016 and December 31, 2015, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2016 and December 31, 2015 (in thousands).

Troubled debt restructurings:	September 30, 2016	December 31, 2015
Construction and land development	$231	$142
Agricultural real estate	232	232
1-4 Family residential properties	1,982	515
Multifamily residential properties	3,430	—
Commercial real estate	4,207	124
Loans secured by real estate	10,082	1,013
Commercial and industrial loans	575	491
Consumer loans	339	239
Total	$10,996	$1,743
Performing troubled debt restructurings:
1-4 Family residential properties	514	$397
Multifamily residential properties	3,430	—
Commercial real estate	2,152	36
Loans secured by real estate	6,096	433
Commercial and industrial loans	46	147
Consumer loans	9	21
Total	$6,151	$601

The increase in TDRs during the period was was primarily due to TDRs acquired in the acquisition of First Clover Leaf Bank, net of loans that paid off. The following table presents loans modified as TDRs during the nine months ended September 30, 2016 and 2015, as a result of various modified loan factors (in thousands):

	September 30, 2016			September 30, 2015
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	1	$231	(b)(c)	—	$—
1-4 Family residential properties	1	47	(c)	4	61	(b)(c)
Commercial real estate	1	43	(b)(c)	1	34	(b)(c)
Loans secured by real estate	3	321		5	95
Commercial and industrial loans	6	405	(b)(c)	4	507	(b)(c)
Consumer Loans	1	20	(c)	3	237	(b)(c)
Total	10	$746		12	$839
Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults during the nine months ended September 30, 2016. There were no loans in payment default as of December 31, 2015.

The balance of real estate owned includes $2,096,000 and $477,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2016 and December 31, 2015, respectively. the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $555,000 and $55,000 at September 30, 2016 and December 31, 2015, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of the Insurance agency.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$61,551	$3,760	$44,767	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	9,180	15,202	8,017
Other intangibles	3,731	2,055	3,731	1,919
Mortgage Service Rights	$1,060	$—	$—	$—
	$89,219	$18,010	$66,715	$16,711

During the third quarter of 2016, goodwill of$16.8 million was recorded for the acquisition of First Clover Leaf. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for First Clover Leaf and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$8,741
Less purchase accounting adjustments:
Fair value of securities	737
Fair value of loans, net	3,475
Fair value of OREO	754
Fair value of premises and equipment	(1,963)
Fair value of time deposits	1,994
Fair value of FHLB advances	113
Fair value of subordinated debentures	(731)
Core deposit intangible	(4,660)
Other assets	8,325
		8,044
Resulting goodwill from acquisition		$16,785

Goodwill of $14 million was recorded for the acquisition of twelve Old National Bank Branches during the third quarter of 2015. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of the Company and the ONB Branches. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes. The following table provides a reconciliation of the purchase price paid for the ONB Branches and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$15,892
Less purchase accounting adjustments:
Fair value of loans	$3,377
Fair value of premises and equipment	125
Fair value of time deposits	837
Core deposit intangible	(6,216)
Other assets	259
		(1,618)
Resulting goodwill from acquisition		$14,274

During the fourth quarter of 2015, goodwill of $980,000 was also recorded for the acquisition of certain assets used by Illiana Insurance Agency, Ltd., in connection with its health plan and life insurance and annuity's business. The following table provides a reconciliation of the purchase price paid for Illiana and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)	$2,807
Less purchase accounting adjustments:
Insurance company intangibles	(1,827)
Resulting goodwill from acquisition	$980

Total amortization expense for the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Core deposit intangibles	395	155	1,161	466
Other Intangibles	46	—	137	—
Mortgage Service Rights	14	—	14	—
	$455	$155	$1,312	$466

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/16-09/30/16	$1,312
Estimated amortization expense:
For period 10/01/16-12/31/16	557
For year ended 12/31/17	1,502
For year ended 12/31/18	1,373
For year ended 12/31/19	1,259
For year ended 12/31/20	1,113
For year ended 12/31/21	890

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2016 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $127.4 million at September 30, 2016, an decrease of $1.4 million from $128.8 million at December 31, 2015. The decrease during the first nine months of 2016 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses net of balances acquired with First Clover Leaf Bank. All of the transactions have overnight maturities.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2016	December 31, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$57,477	$85,805
Obligations of states and political subdivisions	5,658	—
Mortgage-backed securities: GSE: residential	64,297	43,037
Total	$127,432	$128,842

FHLB borrowings increased to $50 million at September 30, 2016 from $20 million at December 31, 2015. At September 30, 2016 the advances were as follows:

•	$5 million advance with a 6-month maturity, at 0.59%, due December, 19, 2016

•	$5 million advance with a 3-month maturity, at 0.41%, due December 27, 2016

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2016,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	48,736	—	48,736	—
Obligations of states and political subdivisions	160,919	—	160,919	—
Mortgage-backed securities	341,190	—	341,190	—
Trust preferred securities	1,661	—	—	1,661
Other securities	4,120	110	4,010	—
Total available-for-sale securities	556,626	110	554,855	1,661
December 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	90,141	—	90,141	—
Obligations of states and political subdivisions	110,717	—	110,717	—
Mortgage-backed securities	312,054	—	312,054	—
Trust preferred securities	1,906	—	—	1,906
Other securities	4,030	64	3,966	—
Total available-for-sale securities	$518,848	$64	$516,878	$1,906

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015 is summarized as follows (in thousands):

Trust Preferred Securities
	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$1,746	$2,141	$1,906	$364
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(66)	18	(190)	1,894
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(19)	(34)	(55)	(133)
Ending balance	$1,661	$2,125	$1,661	$2,125
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2016 was $12,215,000 and a fair value of $9,647,000 resulting in specific loss exposures of $2,568,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2016 was $2,096,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,821,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans (collateral dependent)	$9,647	$—	$—	$9,647
Foreclosed assets held for sale	1,821	—	—	1,821
December 31, 2015
Impaired loans (collateral dependent)	$294	$—	$—	$294
Foreclosed assets held for sale	423	—	—	423

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

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,661	Discounted cash flow	Discount rate	13.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	22.4%
			Probability of default	0.5%
			Projected cures given deferral	100.0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	$9,647	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$1,821	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,906	Discounted cash flow	Discount rate	11.4%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.6%
			Probability of default	0.4%
			Projected cures given deferral	100.0%
			Loss severity	97.3%
Impaired loans (collateral dependent)	$294	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$423	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Cash and due from banks	$108,919	$108,919	$108,919	$—	$—
Federal funds sold	14,118	14,118	14,118	—	—
Certificates of deposit investments	26,270	26,313	—	26,313	—
Available-for-sale securities	556,626	556,626	110	554,855	1,661
Held-to-maturity securities	101,679	102,648	—	102,648	—
Loans held for sale	3,584	3,584	—	3,584	—
Loans net of allowance for loan losses	1,787,000	1,767,461	—	—	1,767,461
Interest receivable	10,271	10,271	—	10,271	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	$2,265,259	$2,265,734	$—	$1,883,315	$382,419
Securities sold under agreements to repurchase	127,432	127,442	—	127,442	—
Interest payable	593	593	—	593	—
Federal Home Loan Bank borrowings	50,109	50,968	—	50,968	—
Other borrowings	22,000	22,000	—	22,000	—
Junior subordinated debentures	23,892	16,757	—	16,757	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and due from banks	$115,292	$115,292	$115,292	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	25,000	25,056	—	25,056	—
Available-for-sale securities	518,848	518,848	64	516,878	1,906
Held-to-maturity securities	85,208	85,737	—	85,737	—
Loans held for sale	968	968	—	968	—
Loans net of allowance for loan losses	1,266,345	1,265,126	—	—	1,265,126
Interest receivable	8,085	8,085	—	8,085	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,732,568	$1,732,463	$—	$1,489,130	$243,333
Securities sold under agreements to repurchase	128,842	128,843	—	128,843	—
Interest payable	356	356	—	356	—
Federal Home Loan Bank borrowings	20,000	20,422	—	20,422	—
Junior subordinated debentures	20,620	13,207	—	13,207	—

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

At the effective time of the Merger, 25% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive $12.87 per share, for an approximate aggregate total of $22,545,000, and 75% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive 0.495 shares of the Company’s common stock, par value $4.00 per share, for an approximate aggregate total of 2,600,616 shares of the Company’s common stock. Cash in lieu of fractional shares of Company common stock were issued in connection with the Merger.

First Clover Leaf had $659 million in assets at book value including $449 million in loans and $535 million in deposits. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values on the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of September 8, 2016 as additional information regarding the closing date fair values become available.  The total consideration paid was used to determine the amount of goodwill resulting from the transaction.  As the total consideration paid exceeded the net assets acquired, goodwill of $16.8 million was recorded for the acquisition.  Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities in the St. Louis market, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the First Clover Leaf acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Clover Leaf Bank
Assets
Cash	$59,320	$—	$59,320
Investment Securities	109,911	(737)	109,174
Loans	448,668	(10,403)	438,265
Allowance for loan losses	(6,928)	6,928	—
Other real estate owned	2,741	(754)	1,987
Premises and equipment	9,618	1,963	11,581
Goodwill	11,385	5,400	16,785
Core deposit intangible	99	4,561	4,660
Other assets	23,974	3,159	27,133
Total assets acquired	$658,788	$10,117	$668,905
Liabilities and Stockholders' Equity
Deposits	$534,692	$1,994	$536,686
Securities sold under agreements to repurchase	23,263	—	23,263
FHLB advances	15,000	113	15,113
Subordinated debentures	4,000	(731)	3,269
Other liabilities	2,103	—	2,103
Total liabilities assumed	579,058	1,376	580,434
Net assets acquired	$79,730	$8,741	$88,471

Consideration Paid
Cash			$22,545
Common stock			65,926
Total consideration paid			$88,471

The Company has recognized approximately $785,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition. These costs are included in legal and professional and other expense. The operating results of First Clover Leaf Bank since acquisition, including revenue of $1,641,000 and net income of $663,000, are also included in the Company’s consolidated financial statements. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Clover Leaf acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net interest income	$21,255	$18,774	$63,727	$54,867
Provision for loan losses	1,363	538	2,209	446
Non-interest income	7,322	5,624	21,640	16,299
Non-interest expense	20,039	18,534	57,145	48,367
Income before income taxes	7,175	5,326	26,013	22,353
Income tax expense	2,481	1,717	9,079	7,583
Net income	4,694	3,609	16,934	14,770
Dividends on preferred shares	—	550	825	1,650
Net income available to common stockholders	$4,694	$3,059	$16,109	$13,120

Earnings per share
Basic	$0.45	$0.34	$1.72	$1.69
Diluted	$0.45	$0.35	$1.68	$1.62

Basic weighted average shares outstanding	10,497,072	9,043,283	9,372,547	7,763,067
Diluted weighted average shares outstanding	10,504,046	10,406,419	10,057,398	9,126,203

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the First Clover Leaf business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

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

The purchase was accounted for under the acquisition method in accordance with ASC 805 and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of the ONB Branches (in thousands).

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

The Company recognized approximately $1.4 million of costs related to completion of the acquisition of the ONB Branches during 2015. These acquisition costs are included in legal and professional and other expense. The difference between the fair value and acquired value of the purchased loans of $3,377,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $837,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $6,216,000, will be amortized on an accelerated basis over its estimated life of ten years. The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2015
Net interest income	$17,762	$49,575
Provision for loan losses	662	1,292
Non-interest income	6,811	19,750
Non-interest expense	15,304	43,617
Income before income taxes	8,607	24,416
Income tax expense	3,017	8,766
Net income	5,590	15,650
Dividends on preferred shares	550	1,650
Net income available to common stockholders	$5,040	$14,000

Earnings per share
Basic	$0.60	$1.85
Diluted	$0.57	$1.76

Basic weighted average shares outstanding	8,421,397	7,553,468
Diluted weighted average shares outstanding	9,784,533	8,916,604

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the ONB Branch business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2016 and 2015.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Recent Acquisition

On September 8, 2016, the Company completed its acquisition of First Clover Leaf Financial. Financial results for the third quarter of 2016 include the income and expenses of First Clover Leaf Bank for the period September 9 through September 30, 2016.  At the date of the acquisition, the fair value of First Clover Leaf Financial’s total assets was $669 million, including $438 million in loans and $537 million in deposits.  Net income before taxes was positively impacted by $297,000 due to First Clover Leaf Bank’s purchase accounting net accretion during the third quarter of 2016, net of amortization expense of intangibles.  During the third quarter of 2016, the Company incurred $656,000 of pre-tax acquisition expenses related to the acquisition of First Clover Leaf Financial, comprised primarily of legal and consulting costs.  During the nine months ended September 30, 2016, expenses related to the acquisition of First Clover Leaf Financial totaled $785,000 pre-tax.

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

Net income was $15,043,000 and $11,858,000 for the nine months ended September 30, 2016 and 2015, respectively. Diluted net income per common share available to common stockholders was $1.50 and $1.33 for the nine months ended September 30, 2016 and 2015.

The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2016 and 2015, compared to the performance ratios for the year ended December 31, 2015:

	Nine months ended		Year ended
	September 30, 2016	September 30, 2015	December 31, 2015
Return on average assets	0.92%	0.92%	0.91%
Return on average common equity	9.34%	8.86%	8.97%
Average equity to average assets	10.10%	10.58%	10.34%

Total assets were $2.78 billion at September 30, 2016, compared to $2.11 billion as of December 31, 2015. From December 31, 2015 to September 30, 2016, cash and interest bearing deposits increased $7.3 million, net loan balances increased $520.7 million and investment securities increased $54.2 million. Net loan balances were $1.79 billion at September 30, 2016, compared to $1.27 billion at December 31, 2015. The increase in loan balances since year-end was primarily due to the First Clover Leaf acquisition which included net loan balances at fair value of $438 million.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.27% for the nine months ended September 30, 2016, down from 3.30% for the same period in 2015. This decrease was primarily due to declines in rates on interest earning assets during 2016 compared to 2015. Net interest income before the provision for loan losses was $49.7 million compared to net interest income of $40.0 million for the same period in 2015. The increase in net interest income was primarily due to the increase in average earnings assets.

Total non-interest income of $20.0 million increased $5.7 million or 39.4% from $14.3 million for the same period last year. Insurance commissions were $1,238,000 higher than last year due to the additional revenues from Illiana Insurance Agency. Electronic Services revenues were $1,194,000 greater than last year and deposit service charges increased by $974,000 due to the addition of the ONB branch locations. Revenues from brokerage were $527,000 higher than the first nine months of last year, primarily due to the increase in brokerage accounts acquired in the ONB Branch acquisition.

Total non-interest expense of $44.6 million increased $9.7 million or 27.8% from $34.9 million for the same period last year. The operating expenses of the ONB acquired branch locations, the Illiana Insurance Agency, and First Clover Leaf Bank (since September 8) are included for the first nine months of 2016 as well as approximately $785,000 in acquisition costs from the First Clover Leaf acquisition. Salaries and benefits expense increased to $23.3 million compared to $18.9 million for the same period last year as full-time equivalent employees increased to 596 from 499. Occupancy expenses have also increased to $8.4 million from $6.3 million for the first nine months of last year primarily due to the additional 12 ONB branch locations. In December 2015, construction was completed on a new, more efficient branch facility in Monticello Illinois. During the first quarter of 2016, the existing branch building in Monticello was donated and $653,000 is included in donation expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2016 versus 2015
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$3,627	$9,728
Provision for loan losses	(600)	(1,038)
Other income, including securities transactions	1,889	5,656
Other expenses	(2,438)	(9,718)
Income taxes	(833)	(1,443)
Increase in net income	$1,645	$3,185

Credit quality is an area of importance to the Company. Total nonperforming loans were $15.8 million at September 30, 2016, compared to $3.5 million at September 30, 2015 and $4.0 million at December 31, 2015. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled

$2.1 million at September 30, 2016 compared to $320,000 at September 30, 2015 and $478,000 at December 31, 2015. The Company’s provision for loan losses for the nine months ended September 30, 2016 and 2015 was $1,927,000 and $889,000, respectively.  Total loans past due 30 days or more were 0.38% of loans at September 30, 2016 compared to 0.29% at September 30, 2015, and 0.27% of loans at December 31, 2015.  At September 30, 2016, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 68.5% of the loan portfolio as of September 30, 2016 and 66.4% as of December 31, 2015.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2016 and 2015 and December 31, 2015 was 12.03%, 13.84% and 13.23%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2016 and 2015 and December 31, 2015 was 12.79%, 14.88% and 14.25%, respectively. The primary reason for the decrease in these ratios was the First Clover Leaf acquisition and the movement of cash from the Old National branch acquisition into loans and investments that require higher capital allocation.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2016 and 2015 were $455 million and $302 million, respectively.  The increase in 2016 was primarily due to additional outstanding commitments resulting from the acquisition of the twelve ONB Branches and First Clover Leaf Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank and First Clover Leaf Bank are required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $758,000 and $574,000 for this assessment during the first nine months of 2016 and 2015, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $83,000 and $67,000 during the first nine months of 2016 and 2015, respectively, for this assessment.

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

As included in the proposed rule of June 2012, the final rule includes new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, First Mid Bank, and First Clover Leaf Bank beginning in 2015 are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

See discussion under the heading "Capital Resources" for a description of the Company's, First Mid Bank's, and First Clover Leaf Bank's risk-based capital.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2016 as part of the goodwill impairment test and no impairment was identified.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 7 – Fair Value of Assets and Liabilities.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2016 and 2015 in the following table (dollars in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$9,662	$15	0.62%	$114,673	$57	0.20%
Federal funds sold	6,718	7	0.41%	492	—	—%
Certificates of deposit investments	29,490	78	1.05%	2,769	6	0.86%
Investment securities
Taxable	522,841	2,304	1.76%	410,710	1,959	1.91%
Tax-exempt (1)	119,986	925	3.08%	89,329	723	3.24%
Loans (2)	1,445,774	15,294	4.21%	1,151,089	12,198	4.20%
Total earning assets	2,134,471	18,623	3.47%	1,769,062	14,943	3.35%
Cash and due from banks	47,417			39,234
Premises and equipment	32,249			29,524
Other assets	100,546			55,271
Allowance for loan losses	(15,520)			(14,059)
Total assets	$2,299,163			$1,879,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$851,425	$217	0.10%	$710,850	$190	0.11%
Savings deposits	338,583	112	0.13%	301,340	100	0.13%
Time deposits	294,598	294	0.40%	224,488	355	0.63%
Securities sold under agreements to repurchase	130,999	23	0.07%	114,346	14	0.05%
FHLB advances	51,453	150	1.16%	23,043	155	2.67%
Fed Funds Purchased	5,914	12	0.81%	332	1	1.19%
Junior subordinated debt	21,437	162	3.01%	20,620	132	2.54%
Other debt	4,728	30	2.5%	—	—	—%
Total interest-bearing liabilities	1,699,137	1,000	0.23%	1,395,019	947	0.27%
Non interest-bearing demand deposits	357,160			275,726
Other liabilities	7,502			7,247
Stockholders' equity	235,364			201,040
Total liabilities & equity	$2,299,163			$1,879,032
Net interest income		$17,623			$13,996
Net interest spread			3.24%			3.08%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.29%			3.13%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$30,618	$125	0.54%	$61,770	$101	0.22%
Federal funds sold	2,582	8	0.42%	493	—	0.10%
Certificates of deposit investments	31,166	234	1.00%	933	6	0.80%
Investment securities:
Taxable	513,562	6,981	1.81%	385,598	5,476	1.89%
Tax-exempt (1)	111,322	2,641	3.16%	83,311	1,997	3.20%
Loans (2)	1,335,898	42,496	4.25%	1,084,184	34,974	4.31%
Total earning assets	2,025,148	52,485	3.45%	1,616,289	42,554	3.52%
Cash and due from banks	46,092			36,675
Premises and equipment	31,008			27,997
Other assets	85,451			44,489
Allowance for loan losses	(15,078)			(13,990)
Total assets	$2,172,621			$1,711,460
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$818,397	$613	0.10%	$617,543	$518	0.11%
Savings deposits	335,518	328	0.13%	290,048	293	0.14%
Time deposits	257,733	836	0.43%	210,332	879	0.56%
Securities sold under agreements to repurchase	127,534	62	0.07%	116,443	43	0.05%
FHLB advances	32,459	465	1.91%	24,231	465	2.57%
Fed Funds Purchased	2,401	14	0.77%	190	1	—%
Junior subordinated debt	20,894	456	2.91%	20,620	390	2.53%
Other debt	1,624	31	2.54%	630	13	2.66%
Total interest-bearing liabilities	1,596,560	2,805	0.23%	1,280,037	2,602	0.27%
Non interest-bearing demand deposits	348,476			242,421
Other liabilities	8,043			7,920
Stockholders' equity	219,542			181,082
Total liabilities & equity	$2,172,621			$1,711,460
Net interest income		$49,680			$39,952
Net interest spread			3.22%			3.25%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.27%			3.30%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2016, compared to the same periods in 2015 (in thousands):

	Three months ended September 30, 2016 compared to 2015 Increase / (Decrease)			Nine months ended September 30, 2016 compared to 2015 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(42)	$(305)	$263	$24	$(96)	$120
Federal funds sold	7	5	2	8	4	4
Certificates of deposit investments	72	70	2	228	226	2
Investment securities:
Taxable	345	1,225	(880)	1,505	1,881	(376)
Tax-exempt (2)	202	237	(35)	644	665	(21)
Loans (3)	3,096	3,067	29	7,522	8,324	(802)
Total interest income	3,680	4,299	(619)	9,931	11,004	(1,073)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	27	116	(89)	95	171	(76)
Savings deposits	12	12	—	35	64	(29)
Time deposits	(61)	448	(509)	(43)	248	(291)
Securities sold under agreements to repurchase	9	2	7	19	4	15
FHLB advances	(5)	474	(479)	—	182	(182)
Federal Funds Purchased	11	13	(2)	13	—	13
Junior subordinated debt	30	5	25	66	5	61
Other debt	30	30	—	18	19	(1)
Total interest expense	53	1,100	(1,047)	203	693	(490)
Net interest income	$3,627	$3,199	$428	$9,728	$10,311	$(583)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $9.7 million, or 24.3%, to $49.7 million for the nine months ended September 30, 2016, from $40.0 million for the same period in 2015. Net interest income increased primarily due to the growth in average earning assets including loans and investments primarily due to the acquisition of First Clover Leaf and the ONB Branches. The net interest margin decreased primarily due to the decline in earning asset yields and decline in investment yields.

For the nine months ended September 30, 2016, average earning assets increased by $408.9 million, or 25.3%, and average interest-bearing liabilities increased $316.5 million or 24.7%, compared with average balances for the same period in 2015.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $31.2 million or 50.4%.

•	Average federal funds sold increased $2.1 million or 423.7%.

•	Average certificates of deposits investments increased $30.2 million or 3,240.4%

•	Average loans increased by $251.7 million or 23.2%.

•	Average securities increased by $156.0 million or 33.3%.

•	Average deposits increased by $293.7 million or 26.3%.

•	Average securities sold under agreements to repurchase increased by $11.1 million or 9.5%.

•	Average borrowings and other debt increased by $11.7 million or 25.6%.

•	Net interest margin decreased to 3.27% for the first nine months of 2016 from 3.30% for the first nine months of 2015.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.38% and 3.40% for the first nine months of 2016 and 2015, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2016 and 2015 were $1,628,000 and $1,188,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2016 and 2015 was $1,927,000 and $889,000, respectively.  The increase in provision expense was primarily due to a an increase in loan balances and an increase in non-performing loans for First Mid Bank. Net charge-offs were $343,000 for the nine months ended September 30, 2016 which is the same amount for September 30, 2015.  Nonperforming loans were $15.8 million and $3.5 million as of September 30, 2016 and 2015, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Trust revenues	$774	$795	$(21)	$2,549	$2,575	$(26)
Brokerage commissions	526	329	197	1,440	913	527
Insurance commissions	738	459	279	2,806	1,568	1,238
Service charges	1,824	1,536	288	4,977	4,003	974
Security gains, net	466	1	465	1,130	231	899
Mortgage banking revenue, net	382	172	210	715	549	166
ATM / debit card revenue	1,457	1,200	257	4,418	3,224	1,194
Bank Owned Life Insurance	201	—	201	384	—	384
Other	530	517	13	1,582	1,282	300
Total other income	$6,898	$5,009	$1,889	$20,001	$14,345	$5,656

Following are explanations of the changes in these other income categories for the three months ended September 30, 2016 compared to the same period in 2015:

•
Trust revenues decreased $21,000 or 2.6% to $774,000 from $795,000 due to a decrease in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $829.6 million at September 30, 2016 compared to $815.0 million at September 30, 2015.

•	Revenues from brokerage increased $197,000 or 59.9% to $526,000 from $329,000 primarily due to an increase in the number of brokerage accounts from the ONB Branch acquisition.

•	Insurance commissions increased $279,000 or 60.8% to $738,000 from $459,000 primarily due to revenues from Illiana Insurance Agency in 2016 compared to 2015.

•
Fees from service charges increased $288,000 or 18.8% to $1,824,000 from $1,536,000 for the three months ended September 30, 2016 and 2015 primarily due to an increase the additional income from the ONB branches acquired in the third quarter of 2015 and First Clover Leaf branches acquired in the third quarter of 2016.

•	The sale of securities during the three months ended September 30, 2016 resulted in net securities gains of $466,000 compared to $1,000 during the three months ended September 30, 2015.

•	Mortgage banking income increased $210,000 or 122.1% to $382,000 from $172,000. Loans sold balances were as follows:

•	$25.9 million (representing 215 loans) for the three months ended of September 30, 2016

•	$14.7 million (representing 123 loans) for the three months months ended of September 30, 2015

First Mid Bank and First Clover Leaf Bank generally release the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $257,000 or 21.4% to $1,457,000 from $1,200,000 due to an increase in the number of electronic transactions and incentives received from VISA.

•
Bank owned life insurance increased $201,000 or 100%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquistion.

•	Other income increased $13,000 or 2.5% to $530,000 from $517,000 primarily due to income from First Clover Leaf Bank acquired during the third quarter of 2016.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2016 compared to the same period in 2015:

•
Trust revenues decreased $26,000 or 1.0% to $2,549,000 from $2,575,000 due to an decrease in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $829.6 million at September 30, 2016 compared to $815.0 million at September 30, 2015.

•	Revenues from brokerage increased $527,000 or 57.7% to $1,440,000 from $913,000 primarily due to an increase in the number of brokerage accounts from the ONB Branch acquisition.

•
Insurance commissions increased $1,238,000 or 79.0% to $2,806,000 from $1,568,000 primarily due to revenues from Illiana Insurance Agency and greater income from carriers based upon claims experience in 2016 compared to 2015.

•
Fees from service charges increased $974,000 or 24.3% to $4,977,000 from $4,003,000 for the nine months ended September 30, 2016 and 2015 primarily due to an increase the additional income in overdraft fees on commercial accounts and income from the ONB branches acquired in the third quarter of 2015.

•	The sale of securities during the nine months ended September 30, 2016 resulted in net securities gains of $1,130,000 compared to $231,000 during the nine months ended September 30, 2015.

•	Mortgage banking income increased $166,000 or 30.2% to $715,000 from $549,000. Loans sold balances were as follows:

•	$54.6 million (representing 452 loans) for the nine months ended of September 30, 2016

•	$43.7 million (representing 348 loans) for the nine months months ended of September 30, 2015

First Mid Bank and First Clover Leaf Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $1,194,000 or 37.0% to $4,418,000 from $3,224,000 due to an increase in electronic transactions primarily from the ONB Branches acquired in the third quarter of 2015 and incentives received from VISA.

•
Bank owned life insurance increased $384,000 or 100%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition.

•	Other income increased $300,000 or 23.4% to $1,582,000 from $1,282,000 primarily due to income from the ONB branches acquired during the third quarter of 2015.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Salaries and employee benefits	$7,844	$6,522	$1,322	$23,293	$18,875	$4,418
Net occupancy and equipment expense	2,864	2,424	440	8,389	6,329	2,060
Net other real estate owned expense (income)	32	(1)	33	23	—	23
FDIC insurance	294	236	58	841	641	200
Amortization of intangible assets	455	155	300	1,312	466	846
Stationery and supplies	221	180	41	612	475	137
Legal and professional	713	660	53	2,414	1,842	572
Marketing and donations	285	296	(11)	1,486	790	696
Other operating expenses	2,612	2,410	202	6,264	5,498	766
Total other expense	$15,320	$12,882	$2,438	$44,634	$34,916	$9,718

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2016 compared to the same period in 2015:

•
Salaries and employee benefits, the largest component of other expense, increased $1,322,000 to $7,844,000 from $6,522,000.  The increase is primarily due to the addition of 86 employees in the acquisition of the ONB branches, the addition of 12 employees in the Illiana Insurance Agency acquisition, the addition of 93 employees in the First Clover Leaf acquisition, and merit increases in 2016 for continuing employees. There were 596 and 499 full-time equivalent employees at September 30, 2016 and 2015, respectively.

•
Occupancy and equipment expense increased $440,000 or 18.2% to $2,864,000 from $2,424,000. The increase was primarily due to increases in rent, property taxes, and depreciation expenses related to the acquisition of the ONB Branches during the third quarter of 2015 and First Clover Leaf Bank during the third quarter of 2016.

•	Net other real estate owned expense increased $33,000 or 3,300.0% to $32,000 from $(1,000).

•
Expense for amortization of intangible assets increased $300,000 or 193.5% to $455,000 from $155,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in 2016 was due to amortization of deposit premiums and insurance company intangibles of the ONB branches, Illiana Insurance Agency, and First Clover Leaf Bank.

•
Other operating expenses increased $202,000 or 8.4% to $2,612,000 in 2016 from $2,410,000 in 2015 primarily due to additional expenses of the ONB branches and costs related to the acquisition of First Clover Leaf.

•
On a net basis, all other categories of operating expenses increased $83,000 or 7.3% to $1,219,000 in 2016 from $1,136,000 in 2015.  The increase was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other legal and professional fees including costs related to the acquisition of First Clover Leaf.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2016 compared to the same period in 2015:

•
Salaries and employee benefits, the largest component of other expense, increased $4,418,000 to $23,293,000 from $18,875,000.  The increase is primarily due to the addition of 86 employees in the acquisition of the ONB branches, the addition of 12 employees in the Illiana Insurance Agency acquistion, the addition of 94 employees in the acquisition of First Clover Leaf, and merit increases in 2016 for continuing employees. There were 596 and 499 full-time equivalent employees at September 30, 2016 and 2015, respectively.

•
Occupancy and equipment expense increased $2,060,000 or 32.5% to $8,389,000 from $6,329,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches and Illiana Insurance Agency during the third quarter of 2015.

•	Net other real estate owned expense increased $23,000 or 100.0% to $23,000 from $0. The increase in 2016 was primarily due to losses on properties sold during 2016.

•
Expense for amortization of intangible assets increased $846,000 or 181.5% to $1,312,000 from $466,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in 2016 was due to the amortization of deposit premiums and insurance company intangibles of the ONB branches, Illiana Insurance Agency, and First Clover Leaf Bank.

•
Other operating expenses increased $766,000 or 13.9% to $6,264,000 in 2016 from $5,498,000 in 2015 primarily due to additional expenses of the ONB branches and costs related to the acquisition of First Clover Leaf.

•
On a net basis, all other categories of operating expenses increased $1,405,000 or 45.2% to $4,512,000 in 2016 from $3,107,000 in 2015.  The increase was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other legal and professional fees including costs related to the acquisition of First Clover Leaf.

Income Taxes

Total income tax expense amounted to $8.1 million (34.9% effective tax rate) for the nine months ended September 30, 2016, compared to $6.6 million (35.9% effective tax rate) for the same period in 2015. The decline in effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax-exempt municipal investments and bank owned life insurance.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$150,225	1.71%	$175,576	1.70%
Obligations of states and political subdivisions	155,715	2.82%	107,164	3.22%
Mortgage-backed securities: GSE residential	334,872	2.36%	312,132	2.52%
Trust preferred securities	3,075	1.75%	3,130	1.41%
Other securities	4,039	1.76%	4,035	1.38%
Total securities	$647,926	2.39%	$602,037	2.39%

At September 30, 2016, the Company’s investment portfolio increased by $45.9 million from December 31, 2015 primarily due to $107 million of securities added in the acquisition of First Clover Leaf, net of $61 million in declines due to securities that matured or declined and were not replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2016 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at September 30, 2016 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,546	$48,736	$—	$48,736	$—	$—	$—	$—
Obligations of state and political subdivisions	155,715	160,919	8,697	109,203	41,753	—	—	1,266
Mortgage-backed securities (2)	334,872	341,190	—	—	—	—	—	341,190
Trust preferred securities	3,075	1,661	—	—	—	—	1,661	—
Other securities	4,039	4,120	—	—	2,016	1,994	—	110
Total available-for-sale	$546,247	$556,626	$8,697	$157,939	$43,769	$1,994	$1,661	$342,566
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,679	$102,648	$—	$102,648	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of September 30, 2016:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,075,000
Fair value	$1,661,000
Unrealized gains/(losses)	$(1,414,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,542,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	41.2%
Estimated incremental defaults required to break yield	$65,533,000
Performing collateral	$292,282,000
Current balance of class	$34,694,000
Subordination	$267,458,000
Excess subordination	$17,114,000
Excess subordination as a % of remaining performing collateral	5.9%
Discount rate (1)	1.99%-3.16%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at September 30, 2016 and December 31, 2015.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	% Outstanding Loans	December 31, 2015	% Outstanding Loans
Construction and land development	$49,019	2.7%	$39,209	3.1%
Agricultural real estate	128,829	7.1%	122,474	9.6%
1-4 Family residential properties	341,900	18.9%	231,571	18.1%
Multifamily residential properties	83,697	4.6%	45,740	3.6%
Commercial real estate	636,686	35.2%	409,172	31.9%
Loans secured by real estate	1,240,131	68.5%	848,166	66.3%
Agricultural loans	81,414	4.5%	75,886	5.9%
Commercial and industrial loans	371,800	20.7%	305,060	23.7%
Consumer loans	40,881	2.3%	41,579	3.2%
All other loans	72,519	4.0%	11,198	0.9%
Total loans	$1,806,745	100.0%	$1,281,889	100.0%

Overall net loans increased $524.9 million, or 40.95%.  The increase was primarily due to $438 million of loans at fair value acquired in the acquisition of First Clover Leaf in the third quarter of 2016. In addition, loan balances increased by $83 million in the legacy First Mid locations with growth primarily in commercial operating and commercial real estate loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $3,584,000 and $968,000 as of September 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	429,092	23.8%	401,150	31.3%
Sullivan region	170,504	9.4%	161,921	12.6%
Decatur region	318,308	17.6%	287,788	22.5%
Peoria region	199,641	11.0%	172,203	13.4%
Highland region	550,207	30.5%	114,378	8.9%
Southern region	138,993	7.7%	144,449	11.3%
Total all regions	$1,806,745	100.0%	$1,281,889	100.0%

Loans are geographically dispersed among these regions located in central and southern Illinois. While these regions have experienced some economic stress during 2016 and 2015, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2016 and December 31, 2015, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$170,924	9.46%	$161,495	12.60%
Lessors of non-residential buildings	154,533	8.55%	109,070	8.51%
Lessors of residential buildings & dwellings	142,929	7.91%	67,513	5.27%
Hotels and motels	97,977	5.42%	62,881	4.91%
Automobile Dealers	26,170	1.45%	—	—%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2016, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$30,409	$8,035	$10,575	$49,019
Agricultural real estate	4,793	47,896	76,140	128,829
1-4 Family residential properties	29,183	104,903	207,814	341,900
Multifamily residential properties	7,123	42,157	34,417	83,697
Commercial real estate	91,980	324,134	220,572	636,686
Loans secured by real estate	163,488	527,125	549,518	1,240,131
Agricultural loans	63,529	15,062	2,823	81,414
Commercial and industrial loans	196,198	133,632	41,970	371,800
Consumer loans	4,821	29,742	6,318	40,881
All other loans	17,965	7,107	47,447	72,519
Total loans	$446,001	$712,668	$648,076	$1,806,745

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2016, loans with maturities over one year consisted of approximately $1,194 million in fixed rate loans and approximately $167 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Nonaccrual loans	$9,636	$3,412
Restructured loans which are performing in accordance with revised terms	6,151	601
Total nonperforming loans	15,787	4,013
Repossessed assets	2,101	478
Total nonperforming loans and repossessed assets	$17,888	$4,491
Nonperforming loans to loans, before allowance for loan losses	0.87%	0.31%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.99%	0.35%

The $6,224,000 increase in nonaccrual loans during 2016 resulted from the net of $3,261,000 of loans put on nonaccrual status, $3,914,000 of loans acquired from First Clover Leaf offset by $755,000 of loans becoming current or paid-off, $81,000 of loans transferred to other real estate and $115,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$231	2.4%	$142	4.2%
Agricultural real estate	474	4.9%	454	13.3%
1-4 Family residential properties	3,232	33.6%	975	28.5%
Multifamily Residential properties	535	5.6%	317	9.3%
Commercial real estate	3,149	32.7%	269	7.9%
Loans secured by real estate	7,621	79.2%	2,157	63.2%
Agricultural loans	755	7.8%	79	2.3%
Commercial and industrial loans	841	8.7%	928	27.2%
Consumer loans	419	4.3%	248	7.3%
All Other Loans	—	—%	—	—%
Total loans	$9,636	100.0%	$3,412	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $99,000 and $49,000 for the nine months ended September 30, 2016 and 2015, respectively.

The $1,623,000 increase in repossessed assets during the first nine months of 2016 resulted from the net of $235,000 of additional assets repossessed, $1,987,000 (at fair value) added in the acquisition of First Clover Leaf, and $599,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,007	95.6%	$186	38.9%
1-4 family residential properties	89	4.2%	—	—%
Commercial real estate	—	—%	291	60.9%
Total real estate	2,096	99.8%	477	99.8%
Consumer Loans	5	0.2%	1	0.2%
Total repossessed collateral	$2,101	100.0%	$478	100.0%

Repossessed assets sold during the first nine months of 2016 resulted in net losses of $5,000, all of which was related to real estate asset sales. Repossessed assets sold during the same period in 2015 resulted in net gains of $33,000, of which $32,000 was related to real estate asset sales and $1,000 was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2016, the Company’s loan portfolio included $210.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $170.9 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $11.6 million from $198.6 million at December 31, 2015 while loans concentrated in other grain farming increased $9.4 million from $161.5 million at December 31, 2015.

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

In addition, the Company has $98.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $154.5 million of loans to lessors of non-residential buildings, $142.9 million of loans to lessors of residential buildings and dwellings, and $26.2 million of loans to automobile dealers.

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

Analysis of the allowance for loan losses as of September 30, 2016 and 2015, and of changes in the allowance for the three and nine month periods ended September 30, 2016 and 2015, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average loans outstanding, net of unearned income	$1,445,774	$1,151,089	$1,335,898	$1,084,184
Allowance-beginning of period	15,164	13,931	14,576	13,682
Charge-offs:
Real estate-mortgage	—	23	221	122
Commercial, financial & agricultural	—	175	533	187
Installment	148	4	226	258
Other	123	68	267	174
Total charge-offs	271	270	1,247	741
Recoveries:
Real estate-mortgage	108	2	523	178
Commercial, financial & agricultural	23	45	224	87
Installment	7	5	19	21
Other	49	34	139	112
Total recoveries	187	86	905	398
Net charge-offs (recoveries)	84	184	342	343
Provision for loan losses	1,081	481	1,927	889
Allowance-end of period	$16,161	$14,228	$16,161	$14,228
Ratio of annualized net charge-offs to average loans	0.02%	0.06%	0.03%	0.13%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.89%	1.15%	0.89%	1.15%
Ratio of allowance for loan losses to nonperforming loans	102%	405%	102%	405%

The ratio of allowance for loan losses to loans outstanding was 0.89% as of September 30, 2016 compared to 1.15% as of September 30, 2015. The ratio of the allowance for loan losses to nonperforming loans is 102% as of September 30, 2016 compared to 405% as of September 30, 2015.  The decrease in this ratio is primarily due to the increase in nonperforming loans to $15.8 million at September 30, 2016 from $3.5 million at September 30, 2015 including $11.6 million in non-performing loans acquired from First Clover Leaf. The ratios also decreased as acquired First Clover Leaf loans were recorded at fair value and First Clover Leaf's allowance for loan loss is not carried over in accordance with ASC 805. During the first nine months of 2016, the Company had net charge-offs of $342,000 compared to $343,000 in 2015. During the first nine months of 2016 there was one significant charge off of a residential real estate loan to a single borrower of $83,000, and charge offs of four commercial operating loans to a single borrower of $437,000 and a significant charge off of two consumer loans to a single borrower of $108,000. There were no significant charge offs during the first nine months of 2015.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015 (dollars in thousands):

	Nine months ended September 30, 2016		Nine months ended September 30, 2015		Year ended December 31, 2015
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$348,476	—%	$242,421	—%	$267,175	—%
Interest-bearing	818,397	0.10%	617,543	0.11%	669,442	0.11%
Savings	335,518	0.13%	290,048	0.14%	298,594	0.13%
Time deposits	257,733	0.43%	210,332	0.56%	219,836	0.53%
Total average deposits	$1,760,124	0.13%	$1,360,344	0.17%	$1,455,047	0.16%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015 (in thousands):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Year ended December 31, 2015
High month-end balances of total deposits	$2,265,259	$1,741,079	$1,741,079
Low month-end balances of total deposits	1,699,770	1,266,199	1,266,199

During the first nine months of 2016, the average balance of deposits increased by $305.1 million from the average balance for the year ended December 31, 2015. Average non-interest bearing deposits increased by $81.3 million, average interest bearing balances increased by $149.0 million, savings account balances increased $36.9 million and balances of time deposits increased $37.9 million. These increases were primarily the result of deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
3 months or less	$40,529	$30,108
Over 3 through 6 months	20,601	10,714
Over 6 through 12 months	33,234	23,091
Over 12 months	73,569	24,942
Total	$167,933	$88,855

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank and First Clover Leaf Bank.  These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies.  These retail repurchase agreements are offered as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2016 and December 31, 2015 is presented below (dollars in thousands):

	September 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$127,432	$128,842
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,000	5,000
Fixed term – due after one year	35,109	15,000
Debt:
Debt due in one year or less	7,000	—
Debt due after one year	15,000	—
Junior subordinated debentures	23,892	20,620
Total	$223,433	$169,462
Average interest rate at end of period	0.52%	0.77%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$138,074	$128,842
Federal funds purchased	12,500	—
Federal Home Loan Bank advances:
FHLB-Overnight	10,000	—
Fixed term – due in one year or less	20,000	10,000
Fixed term – due after one year	35,109	20,000
Debt:
Debt due in one year or less	7,000	2,000
Debt due after one year	15,000	—
Junior subordinated debentures	23,892	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$127,534	$113,748
Federal funds purchased	2,397	142
Federal Home Loan Bank advances:
FHLB-overnight	5,332	—
Fixed term – due in one year or less	8,996	5,479
Fixed term – due after one year	18,131	17,685
Debt:
Loans due in one year or less	310	471
Loans due after one year	1,314	—
Junior subordinated debentures	20,894	20,620
Total	$184,908	$158,145
Average interest rate during the period	0.74%	0.36%

Securities sold under agreements to repurchase decreased $1.4 million during the first nine months of 2016 primarily due to the seasonal declines in balances of various customers, net of balances added in the acquisition of First Clover Leaf. FHLB advances represent borrowings by First Mid Bank and First Clover Leaf Bank to economically fund loan demand.

At September 30, 2016 the fixed term advances consisted of $50 million as follows:

•	$5 million advance with a 6-month maturity, at 0.59%, due December, 19, 2016

•	$5 million advance with a 3-month maturity, at 0.41%, due December 27, 2016

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $7 million as of September 30, 2016. This loan was renewed on April 15, 2016 for one year as a revolving credit agreement with a maximum available balance of $15 million and was amended on September 7, 2016 to a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (2.65% at September 30, 2016). The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2016 and 2015 and December 31, 2015.

Also on September 7, 2016, as part of the amendment to the revolving credit agreement, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (2.65% at September 30, 2016) and interest and principle payments are due quarterly beginning December 2016. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.53% and 3.17% at September 30, 2016 and December 31, 2015), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.45% and 2.11% at September 30, 2016 and December 31, 2015, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.7% at September 30, 2016) and resets quarterly.

The trust preferred securities issued by Trust I, Trust II, and CLST I are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013.  Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company, First Mid Bank, or First Clover Leaf Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2016 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$65,793	$—	$—	$—	$—	$—	$65,793	$65,793
Certificates of deposit investments	$24,585	$—	$735	$950	$—	$—	$26,270	$26,313
Taxable investment securities	107	6,021	10,144	8,105	30,827	442,179	497,383	498,355
Nontaxable investment securities	—	1,213	654	1,897	2,901	154,254	160,919	160,919
Loans	874,955	265,651	204,197	133,543	192,181	136,218	1,806,745	1,787,206
Total	$965,440	$272,885	$215,730	$144,495	$225,909	$732,651	$2,557,110	$2,538,586
Interest-bearing liabilities:
Savings and NOW accounts	$278,237	$55,501	$57,268	$72,630	$74,665	$455,515	$993,816	$993,816
Money market accounts	320,998	15,728	15,807	16,680	16,760	72,046	458,019	458,019
Other time deposits	217,143	85,265	32,653	27,789	17,202	1,892	381,944	382,419
Short-term borrowings/debt	149,432	—	—	—	—	—	149,432	134,442
Long-term borrowings/debt	23,893	10,028	10,080	20,000	—	10,000	74,001	82,725
Total	$989,703	$166,522	$115,808	$137,099	$108,627	$539,453	$2,057,212	$2,051,421
Rate sensitive assets – rate sensitive liabilities	$(24,263)	$106,363	$99,922	$7,396	$117,282	$193,198	$499,898
Cumulative GAP	$(24,263)	$82,100	$182,022	$189,418	$306,700	$499,898
Cumulative amounts as % of total Rate sensitive assets	(0.9)%	4.2%	3.9%	0.3%	4.6%	7.6%
Cumulative Ratio	(0.9)%	3.2%	7.1%	7.4%	12.0%	19.5%

The static GAP analysis shows that at September 30, 2016, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s and First Clover Leaf Bank's historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2016, the Company’s stockholders' equity increased $82 million, or 40%, to $287 million from $205 million as of December 31, 2015. During the first nine months of 2016, net income contributed $15.0 million to equity before the payment of dividends to stockholders and stock issued in the acquisition of First Clover Leaf added $65.9 million. The change in market value of available-for-sale investment securities increased stockholders' equity by $5.4 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank and First Clover Leaf Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2016 and December 31, 2015, the Company, First Mid Bank, and First Clover Leaf Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital (to risk-weighted assets)
Company	$262,657	12.79%	$164,236	> 8.00%	N/A	N/A
First Mid Bank	196,572	12.85	122,353	> 8.00	$152,941	> 10.00%
First Clover Leaf Bank	77,361	14.95	41,420	> 8.00	$51,755	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	246,884	12.03	123,177	> 6.00	N/A	N/A
First Mid Bank	180,417	11.80	91,765	> 6.00	122,353	> 8.00
First Clover Leaf Bank	77,692	15.02	31,065	> 6.00	$41,420	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	222,884	10.86	92,382	> 4.50	N/A	N/A
First Mid Bank	180,417	11.80	68,823	> 4.50	99,412	> 6.50
First Clover Leaf Bank	77,692	15.02	23,299	> 4.50	$33,654	> 6.50
Tier 1 Capital (to average assets)
Company	246,884	11.02	89,634	> 4.00	N/A	N/A
First Mid Bank	180,417	8.66	83,375	> 4.00	104,219	> 5.00
First Clover Leaf Bank	77,692	12.04	25,818	> 4.00	$32,272	> 5.00
December 31, 2015
Total Capital (to risk-weighted assets)
Company	$204,033	14.25%	$114,576	> 8.00%	N/A	N/A
First Mid Bank	195,937	13.75	114,012	> 8.00	$142,514	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	189,457	13.23	85,932	> 6.00	N/A	N/A
First Mid Bank	181,361	12.73	85,509	> 6.00	114,012	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	142,057	9.92	64,449	> 4.50	N/A	N/A
First Mid Bank	181,361	12.73	64,131	> 4.50	92,634	> 6.50
Tier 1 Capital (to average assets)
Company	189,457	9.20	82,385	> 4.00	N/A	N/A
First Mid Bank	181,361	8.83	82,137	> 4.00	102,671	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2016 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2016, both the Company, First Mid Bank, and First Clover Leaf Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  The decrease in capital ratios from December 31, 2015 is primarily due to additional assets from the acquisition partially offset by the capital raise completed by the Company during the second quarter of 2015.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2016, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2015 or 2014.  The Company awarded 12,925 shares and 16,604 shares during 2016 and 2015, respectively, as Stock Unit Awards under the SI plan.

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

During the nine months ended September 30, 2016, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69.5 million.  As of September 30, 2016, the Company is authorized per all repurchase programs to purchase $7.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2016, First Mid Bank met these regulatory requirements.

•
First Mid Bank and First Clover Leaf Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2016, the excess collateral at the FHLB would support approximately $99.1 million and $80.5 million of additional advances for First Mid Bank and First Clover Leaf Bank, respectively.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2016, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $7 million and $3 million in available funds.  This loan was renewed on April 15, 2016 for one year as a revolving credit agreement and was amended on September 7, 2016 to a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2016 and 2015 and December 31, 2015.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$381,944	$218,815	$117,072	$44,822	$1,235
Debt	46,620	7,000	—	15,000	24,620
Other borrowings	177,432	142,432	20,000	10,000	5,000
Operating leases	46,477	2,664	4,765	3,669	35,379
Supplemental retirement	672	100	194	100	278
	$653,145	$371,011	$142,031	$73,591	$66,512

For the nine months ended September 30, 2016, net cash of $15.2 million and $3.4 million was provided from operating activities and financing activities, respectively, and $11.3 million was used in investing activities. In total, cash and cash equivalents increased by $7.3 million since year-end 2015.

Off-Balance Sheet Arrangements

First Mid Bank and First Clover Leaf Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets.  The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Unused commitments and lines of credit:
Commercial real estate	$126,214	$27,806
Commercial operating	222,336	174,317
Home equity	42,099	33,028
Other	56,138	56,353
Total	$446,787	$291,504
Standby letters of credit	$8,622	$6,806

The increase in 2016 was primarily due to additional outstanding commitments acquired in the acquisition of First Clover Leaf during the third quarter of 2016. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

The Company as successor to, First Clover Leaf, certain former executive officers of First Clover Leaf, certain former members of First Clover Leaf’s board of directors are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al , Case No. 16-L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the merger of First Clover Leaf and the Company. The Lawsuit alleges that the merger consideration was inadequate and that the joint proxy statement/prospectus did not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and the Company aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The relief sought includes class certification, declaratory relief, rescission of the merger should it be consummated, interest on any monetary judgment, costs, and attorneys’ fees.  The Company and the individual defendants believe that the factual allegations in the Lawsuit are without merit and legally unfounded. They have moved to dismiss the complaint and intends to vigorously defend against these allegations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	0	$0.00	0	$7,173,000
August 1, 2016 - August 31, 2016	0	$0.00	0	$7,173,000
September 1, 2016 - September 30, 2016	0	$0.00	0	$7,173,000
Total	0	$0.00	0	$7,173,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 9, 2016

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.