Form 10-K
period 2016-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2017-03-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $199,086,958.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 3, 2017, 12,479,559 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2017 Annual Meeting of Shareholders to be held on April 26, 2017 III

PART I

ITEM 1.	BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the “Company”) is a financial holding company.  The Company is engaged in the business of banking through its wholly owned subsidiaries, First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and First Clover Leaf Bank, N.A. ("First Clover Leaf Bank").  The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”).  The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  The Company also wholly owns three statutory business trusts, First Mid-Illinois Statutory Trust I (“First Mid Trust I”), and First Mid-Illinois Statutory Trust II (“First Mid Trust II”), and Clover Leaf Statutory Trust I ("CLST Trust"), all of which are unconsolidated subsidiaries of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:

•	Mattoon Bank, Mattoon on April 2, 1984

•	State Bank of Sullivan on April 1, 1985

•	Cumberland County National Bank in Neoga on December 31, 1985

•	First National Bank and Trust Company of Douglas County on December 31, 1986

•	Charleston Community Bank on December 30, 1987

•	Heartland Federal Savings and Loan Association on July 1, 1992

•	Downstate Bancshares, Inc. on October 4, 1994

•	American Bank of Illinois on April 20, 2001

•	Peoples State Bank of Mansfield on May 1, 2006

•	First Clover Leaf Financial on September 8, 2016

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

On September 10, 2010, First Mid Bank acquired 10 Illinois branches from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.

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

On December 1, 2015 FIrst Mid Insurance acquired Illiana Insurance Agency, LTD ("Illiana"), an insurance agency based in Philo, Illinois.

Employees

The Company, MIDS, First Mid Insurance, First Mid Bank and First Clover Leaf Bank, collectively, employed 598 people on a full-time equivalent basis as of December 31, 2016.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of experience, technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and First Clover Leaf Bank and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 97% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile, health, life and other types of personal lines insurance to individuals. All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers.  Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Mission Statement. The Company’s mission statement is to fulfill the financial needs of our communities with exceptional personal service, professionalism and integrity, and deliver meaningful value and results for customers and shareholders.
Achieve 2020. Achieve 2020 is a strategic plan that was developed in 2015. This multi-year strategic plan has broad-based initiatives designed to ensure the Company performs at a level with the highest performing community banks in the Midwest and to increase value for its shareholders, customers and employees in the future. The strategic plan was developed by executive management of the Company, modified and adopted by the Board of Directors and communicated to employees. The plan is reviewed and updated, if needed, annually. The Achieve 2020 plan was not undertaken as a result of any weaknesses or deficiencies identified during the Company's control assessments but rather as part of the Company's effort to continually assess and improve. Achieve 2020 is comprised of broad strategies that impact growth, customers, employees, and operations and infrastructure, shareholders and risk management. Following is a description of these strategies.
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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $316 million at December 31, 2012 to $630 million at December 31, 2016.  Of this increase, approximately $20 million was the result of the acquisition of the ONB Branches in the third quarter of 2015 and $156 million was the result of the acquisition of First Clover Leaf in the third quarter of 2016. Approximately 62% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2016. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, and investment services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

Shareholder Strategy. The Company strives to provide a competitive dividend as well as the opportunity for stock price appreciation and is focused on improving the liquidity of the stock.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank and First Clover Leaf Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The full Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $29.6 million at December 31, 2016 and the legal lending limit for First Clover Leaf was $11.7 million at December 31, 2016. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $0.8 million (0.07% of total loans) over the past five years. Nonperforming loans were $18.2 million (1.00% of total loans) at December 31, 2016.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2016, the Company’s net interest margin increased to 3.28% from 3.27% in 2015 primarily due to the deployment of additional cash received from the ONB acquisition to higher yielding investments and loans.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank and First Clover Leaf Bank do business.  The Banks compete for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions.  The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2016, First Mid Bank and First Clover Leaf Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson and in Missouri, St. Louis county.  Each branch primarily serves the community in which it is located.  First Mid Bank served thirty-three different communities with forty-six separate locations in Illinois.  First Clover Leaf Bank was acquired in September 2016 and has 7 banking centers in 4 Illinois and 1 Missouri communities. Within the areas of service, there are numerous competing financial institutions and financial services companies.

Website

The Company maintains a website at www.firstmid.com.  All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Branch Purchase and Assumption

On January 30, 2015, First Mid Bank, a wholly-owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Old National Bank, a national banking association having its principal office in Evansville, Indiana, pursuant to which First Mid Bank purchased certain assets and assumed certain liabilities of 12 branch offices of Old National Bank in Southern Illinois. Pursuant to the terms of the Purchase Agreement, First Mid Bank agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the ONB Branches. The book value of loan and deposit balances assumed was approximately $156 million and $453 million, respectively. First Mid Bank also agreed to assume certain leases, and entered into certain subleases, relating to the ONB Branches. The completion of the purchase was subject to regulatory approval required by the Office of the Comptroller of the Currency and normal customary closing conditions, including First Mid Bank, in conjunction with the Company, obtaining financing in connection with the acquisition. Following satisfaction of these conditions, First Mid Bank and Old National Bank closed the acquisition on August 14, 2015.

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

Acquisition of Illiana

On December 1, 2015, First Mid Insurance Group, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Illiana, Insurance Limited, LTD, a senior health plan and life insurance and annuities business.

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

The Company expects to merge First Clover Leaf Bank into FIrst Mid-Illinois Bank in the first quarter of 2017.

Supervision and Regulation

General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities.  Any change in applicable laws, regulations or regulatory policies may have material effects on the business, operations and prospects of the Company, First Mid Bank and First Clover Leaf Bank.  The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

The GLB Act repealed the anti-affiliation provisions of the Glass-Steagall Act and revised the Bank Holding Company Act of 1956 (the “BHCA”) to permit qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities, including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are “financial in nature,” incidental to financial activities or, in certain circumstances, complementary to financial activities.  A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect and maintain its status as a financial holding company.

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

Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate.  The GLB Act also amended the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds. The Company believes that it has taken the necessary actions to comply with these requirements of the GLB Act and the regulations adopted under them.

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

The Company

General.  As a registered bank holding company under the BHCA that has elected to become a financial holding company under the GLB Act, the Company is subject to regulation by the Federal Reserve Board.  In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and First Clover Leaf Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy.  The Company is subject to inspection, examination, and supervision by the Federal Reserve Board.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 4%.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2016, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.79%, a Tier 1 risk-based ratio of 11.99% and a leverage ratio of 9.19%.

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

First Mid Bank and First Clover Leaf Bank

General.  Each of the Banks is a national bank, chartered under the National Bank Act.  The FDIC insures the deposit accounts of the Banks.  As national banks, the Banks are members of the Federal Reserve System and are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the deposit insurance fund.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  On July 21, 2010, The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount from $100,000 to $250,000.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $851,000, $809,000 and $717,000 for this assessment during 2016, 2015 and 2014, respectively. The increase in this assessment was primarily due to an increase in quarterly average assets.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $115,000, $95,000 and $87,000 during 2016, 2015 and 2014, respectively, for this assessment.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2016, 2015, and 2014 the Company expensed supervisory fees totaling $453,000, $352,000, and $342,000, respectively. The increase in 2016 resulted from the acquisition of First Clover Leaf Bank.

Capital Requirements.  The OCC has established the following minimum capital standards for national banks a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 4%, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2016, First Mid Bank and First Clover Leaf Bank were not required by the OCC to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 12.44%, Tier 1 risk-based ratio was 11.39% and leverage ratio was 8.62%. First Clover Leaf Bank's total risk-based capital ratio was 15.08%, Tier 1 risk-based ratio was 15.08% and leverage ratio was 12.04%.

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

Dividends.  The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank.  Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank and First Clover Leaf Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2016.  As of December 31, 2016, approximately $16.4 million and $664,000 was available to be paid as dividends to the Company by First Mid Bank and First Clover Leaf Bank, respectively.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by if the OCC determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions.  First Mid Bank and First Clover Leaf Bank are subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank and First Clover Leaf Bank to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

First Mid Bank and First Clover Leaf Bank are subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases.  Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus.  Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

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

Community Reinvestment Act.  First Mid Bank and First Clover Leaf Bank are subject to the Community Reinvestment Act (CRA).  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  First Mid Bank and First Clover Leaf Bank received satisfactory CRA ratings from their regulator in their most recent CRA examination.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed above, First Mid Bank and First Clover Leaf Bank are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Real Estate Settlement Procedures Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or marketing to or engaging in other types of transactions with such customers.  Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (57)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (48)	Senior Executive Vice President and Chief Financial Officer
Laurel G. Allenbaugh (56)	Executive Vice President
Eric S. McRae (51)	Executive Vice President
Bradley L. Beesley (45)	Executive Vice President
Matthew K. Smith (42)	Executive Vice President
Christopher L. Slabach (54)	Senior Vice President
Clay M. Dean (42)	Senior Vice President
Amanda D. Lewis (37)	Senior Vice President
Rhonda Gatons (45)	Senior Vice President

Joseph R. Dively, age 57, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 48, has been Senior Executive Vice President since 2014 and Chief Financial Officer of the Company since 2000. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Laurel G. Allenbaugh, age 56, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 51, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since January 2017. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 45, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015. He served as Senior Vice President from May 2007 to March 2015.

Matthew K. Smith, age 42, has been Executive Vice President of the Company and Director of Finance since November 2016. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Christopher L. Slabach, age 54, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 42, has been Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 37, has been Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

Rhonda Gatons, age 45, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

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

Decline in the strength and stability of other financial institutions may adversely affect the Company’s business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of clearing, counterparty or other relationships. The Company has exposure to different counterparties, and executes transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, led to market-wide liquidity problems in recent years and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect the Company’s results of operations.

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

A decrease to the corporate federal income tax rate may impair the Company's deferred tax assets ("DTA's"). At December 31, 2016, the Company's DTA's were approximately $9.5 million while a decline in the corporate tax rate may lower the Company's tax provision expense, it may also significantly impair the value of the Company's DTA's in the year the rate decrease is enacted. Such impairment could have a material adverse effect on the Company's financial condition and results of operations.

The Company may not have sufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs and for other corporate purposes. This type of liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions. (See “Liquidity” herein for management’s actions to mitigate this risk.)

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $1.2 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2016. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2016, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2016. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

The Company may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders. In order to maintain capital at desired or regulatory-required levels, to replace existing capital, or to complete acquisitions the Company may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The Company may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute stockholder ownership. The Company could also issue additional shares in connection with acquisitions of other financial institutions.

Human error, inadequate or failed internal processes and systems, and external events may have adverse effects on the Company. Operational risk includes compliance or legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. Operational risk also encompasses transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to the Company’s reputation or forgone opportunities. Any of these could potentially have a material adverse effect on the Company’s reputation, financial condition and results of operations.

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

The main office of First Clover Leaf Bank is located at 6814 Goshen Road, Edwardsville, Illinois and is owned by First Clover Leaf Bank. Of the six other banking offices operated by First Clover Leaf Bank, four are owned and two are leased. Six of these locations are located in one Illinois county and one is located in a Missouri county.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2016 was $40.3 million.

ITEM 3.	LEGAL PROCEEDINGS

The Company as successor to First Clover Leaf, certain former executive officers of First Clover Leaf, and certain former members of First Clover Leaf’s board of directors, and the Company are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al , Case No. 16-L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the merger of First Clover Leaf and the Company. The Lawsuit alleges that the merger consideration was inadequate and that the joint proxy statement/prospectus did not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and the Company aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The relief sought includes class certification, rescission of the merger and damages and costs, including attorneys’ fees.  The Company and the individual defendants believe that the factual allegations in the Lawsuit are without merit and legally unfounded. They have moved to dismiss the complaint and intend to vigorously defend against these allegations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 861 shareholders of record as of December 31, 2016 and is included for quotation on the NASDAQ Stock Market, LLC.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2016
4th	$36.80	$25.80
3rd	27.69	22.95
2nd	26.00	23.02
1st	26.40	23.32
2015
4th	$26.50	$21.05
3rd	22.50	21.00
2nd	21.97	19.35
1st	21.10	17.51

The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2016 and 2015. A special dividend was declared in 2016 immediately preceding the acquisition of First Clover Leaf. The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/25/2016	12/08/2016	$0.16
08/23/2016	09/07/2016	0.16
04/27/2016	06/08/2016	0.30
10/27/2015	12/07/2015	0.29
04/29/2015	06/08/2015	0.30

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank and First Clover Leaf Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank and First Clover Leaf Bank without prior approval from such authorities.  For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank and First Clover Leaf Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2016 – October 31, 2016	—	—	—	$7,173,000
November 1, 2016 – November 30, 2016	—	—	—	7,173,000
December 1, 2016 – December 31, 2016	—	—	—	7,173,000
Total	—	$0.00	—	$7,173,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 28, 2014, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2016	2015	2014	2013	2012
Summary of Operations
Interest income	$75,496	$59,251	$54,734	$53,459	$55,767
Interest expense	4,292	3,499	3,252	3,535	6,157
Net interest income	71,204	55,752	51,482	49,924	49,610
Provision for loan losses	2,826	1,318	629	2,193	2,647
Other income	26,912	20,544	18,369	19,341	18,310
Other expense	61,510	49,248	44,507	43,504	42,838
Income before income taxes	33,780	25,730	24,715	23,568	22,435
Income tax expense	11,940	9,218	9,254	8,846	8,410
Net income	21,840	16,512	15,461	14,722	14,025
Dividends on preferred shares	825	2,200	4,152	4,417	4,252
Net income available to common stockholders	$21,015	$14,312	$11,309	$10,305	$9,773
Per Common Share Data
Basic earnings per share	$2.07	$1.84	$1.88	$1.74	$1.62
Diluted earnings per share	2.05	1.81	1.85	1.73	1.62
Dividends declared per share	0.62	0.59	0.55	0.46	0.42
Book value per common share	22.51	21.01	19.55	16.54	17.53
Tangible Book Value per common share	16.84	15.09	15.63	11.75	12.68
Capital Ratios
Total capital to risk-weighted assets	12.79%	14.25%	15.60%	15.58%	15.65%
Tier 1 capital to risk-weighted assets	11.99%	13.23%	14.42%	14.37%	14.51%
Common equity tier 1 ratio	10.86%	9.92%	10.32%	7.78%	7.54%
Tier 1 capital to average assets	9.19%	9.20%	10.52%	10.12%	9.66%
Financial Ratios
Net interest margin	3.28%	3.27%	3.43%	3.38%	3.44%
Return on average assets	0.94%	0.91%	0.97%	0.94%	0.91%
Return on average common equity	9.30%	8.97%	10.34%	10.11%	9.53%
Dividend on common shares payout ratio	29.95%	32.07%	29.26%	26.44%	25.93%
Average equity to average assets	10.12%	10.34%	9.94%	9.81%	9.76%
Allowance for loan losses as a percent of total loans	0.92%	1.14%	1.29%	1.35%	1.29%
Year End Balances
Total assets	$2,884,535	$2,114,499	$1,607,103	$1,605,498	$1,578,032
Net loans, including loans held for sale	1,809,239	1,267,313	1,048,724	969,555	899,289
Total deposits	2,329,887	1,732,568	1,272,077	1,287,616	1,274,065
Total equity	280,673	205,009	164,916	149,381	156,687
Average Balances
Total assets	$2,333,866	$1,807,998	$1,593,227	$1,568,638	$1,543,453
Net loans, including loans held for sale	1,439,192	1,112,413	1,008,980	912,452	855,335
Total deposits	1,893,203	1,455,047	1,293,621	1,283,599	1,236,598
Total equity	236,254	186,898	158,364	153,922	150,578

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2016, 2015 and 2014.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Recent Acquisition

On September 8, 2016, the Company completed its acquisition of First Clover Leaf. Financial results for 2016 include the income and expenses of First Clover Leaf Bank for the period September 9 through December 31, 2016.  At the date of the acquisition, the fair value of First Clover Leaf’s total assets was $669 million, including $438 million in loans. $537 million in deposits were also included.  Net income before taxes was positively impacted by $911,000 due to First Clover Leaf Bank’s purchase accounting net accretion during 2016, net of amortization expense of intangibles.  During 2016, the Company incurred $1,340,000 of pre-tax acquisition expenses related to the acquisition of First Clover Leaf, comprised primarily of legal, investment banking, and consulting costs.

For the Years Ended December 31, 2016, 2015 and 2014

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

Net income was $21.8 million, $16.5 million, and $15.5 million and diluted earnings per share were $2.05, $1.81, and $1.85 for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in net income in 2016 was primarily the result of an increase in net interest income due to growth in earning assets from the acquisitions and strong loan growth in our legacy markets. Also, non-interest income increased with increased revenues from insurance, electronic services and deposit service charges. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Return on average assets	0.94%	0.91%	0.97%
Return on average common equity	9.30%	8.97%	10.34%
Average common equity to average assets	10.12%	10.34%	9.94%

Total assets at December 31, 2016, 2015 and 2014 were $2.88 billion, $2.11 billion, and $1.61 billion, respectively. Net loan balances increased to $1.81 billion at December 31, 2016, from $1.27 billion at December 31, 2015, from $1.05 billion at December 31, 2014. Of the increase in 2016, $439 million was due to loans acquired in the First Clover Leaf acquisition. In addition, $65 million or 12% was due to increases in commercial real estate loans and $35.8 million or 6.6% was due to increases in commercial and industrial loans. Of the increase in 2015, $152 million was due to loans acquired in ONB Branch purchase. In addition, $48.7 million or 22% was due to increases in commercial and industrial loans and $20.7 million or 9.0% was due to increases in loans secured by real estate. Of the increase in 2014, $19.8 million or 2.7% was due to increases in loans secured by real estate and $55.4 million or 32.9% was due to increases in commercial and industrial loans.

Total deposit balances increased to $2.33 billion at December 31, 2016 from $1.73 billion at December 31, 2015 and from $1.27 billion at December 31, 2014. The increase in 2016 was primarily the result of the acquisition of First Clover Leaf during the third quarter of 2016 that included $550 million in deposits. The increase in 2015 was primarily the result of the acquisition of the ONB Branches during third quarter of 2015 that included $454 million in deposits .

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.28% for 2016, 3.27% for 2015 and 3.43% for 2014. In 2016, the ratio was modestly higher due to loan growth and the inclusion of First Clover Leaf for a full quarter. The decrease during 2015 was primarily due to the decline in earning asset yields from the higher amount of interest bearing deposits or short-term liquidity from the ONB Branch acquisition and declines in loan yields.

Net interest income increased to $71.2 million in 2016 from $55.8 million in 2015 and $51.5 million in 2014.  In 2016, net interest income increased primarily due to growth in average earnings assets including loans and investments primarily due to the acquisition of First Clover Leaf and the ONB branches. The net interest margin was higher due to loan growth and the acquisition of First Clover leaf. In 2015, net interest income increased primarily due to assets added in the acquisition of twelve ONB Branches and the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yield from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and declines in loan and investment yields.

Non-interest income increased to $26.9 million in 2016 compared to $20.5 million in 2015 and $18.4 million in 2014. ATM revenue increased by $1.3 million or 28.4%, and service charge income increased $1.1 million or 19.5% primarily due to increased transactions following the First Clover Leaf acquisition, Mortgage banking income increased $418,000 or 55.4% as refinance activity and new purchase activity has increased due to lower mortgage rates. Additionally, insurance commissions increased $1.3 million or 63.8% compared to last year due to additional revenues from Illiana Insurance Agency.

Non-interest expenses increased $12.3 million, to $61.5 million in 2016 compared to $49.2 million in 2015, and $44.5 million in 2014.  The increase during 2016 was primarily due to expenses incurred of $1.3 million to acquire First Clover Leaf, expenses for the operation of the First Clover Leaf branches from acquisition in September to year-end and expense for the operation of the twelve ONB Branches acquired in August of 2015. In addition, salaries & benefits expense increased $6.0 million or 22.8%, and occupancy & equipment expense increased $2.3 million or 24.9%. The increase during 2015 was primarily due to expenses incurred of $1.4 million to acquire the twelve ONB Branches and expenses for the operation of the branches from acquisition in August through year-end.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2016 vs 2015	2015 vs 2014
Net interest income	$15,452	$4,270
Provision for loan losses	(1,508)	(689)
Other income, including securities transactions	6,368	2,175
Other expenses	(12,262)	(4,741)
Income taxes	(2,722)	36
Increase in net income	$5,328	$1,051

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $18.2 million at December 31, 2016 compared to $4.0 million at December 31, 2015, and $4.5 million at December 31, 2014.  The increase in provision expense in 2016 was primarily due to an increase in loan balances and an increase in non-performing loans. Total non-performing loans for First Clover Leaf were $10.8 million and First Mid Bank non-performing loans were $7.4 million at December 31, 2016. The decrease in 2015 and 2014 was the result of loans that paid off or became current during the year and loans transferred to other real estate owned. Other real estate owned balances totaled $2.0 million at December 31, 2016 compared to $478,000 at December 31, 2015, and $263,000 at December 31, 2014. The increase in 2016 was primarily due to properties acquired in the acquisition of First Clover Leaf Bank net of properties sold during 2016. The increase in 2015 was due to more properties being transferred in than sold during the year. The Company’s provision for loan losses was $2.8 million for 2016, compared to $1.3 million for 2015, and $629,000 for 2014.  The increase in provision expense was primarily due to an increase in loan balances and an increase in non-performing loans for First Mid Bank. Loans secured by both commercial and residential real estate comprised 67%, 66%, and 70% of the loan portfolio for 2016, 2015, and 2014, respectively.

The Company also held an investment in one trust preferred security with a fair value of $1.7 million and unrealized losses of $1.4 million compared to a fair value of $1.9 million and unrealized losses of $1.2 million at December 31, 2015. During 2016 and 2015 the Company did not record any additional impairment charges for these securities. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2016, 2015 and 2014 was 11.99%, 13.23%, and 14.42%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2016, 2015 and 2014 was 12.79%, 14.25% ,and 15.60%, respectively. In 2016, the primary reason for the decrease in these ratios was the First Clover Leaf acquisition which increased risk-weighted assets by approximately $649 million offset by stock issued of approximately $65.9 million, lower preferred dividends due to the conversion of Series C Preferred Stock, and the movement of cash from the Old National branch acquisition into loans and investments that require higher capital allocation. In 2015, the primary reason for the decrease in these ratios was completion of the acquisition of twelve ONB Branches which increased risk-weighted assets by approximately $227 million offset by completion of private placement capital raise completed during the second quarter of 2015 which resulted in an increase in common stockholder's equity of approximately $29.3 million. The increase in these ratios during 2014 was primarily the result of an increase in retained earnings from current year net income and slightly lower preferred dividends due to the conversion of Series B Preferred Stock.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2016, 2015 and 2014 were $485.1 million, $298.3 million, and $242.8 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company uses organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2016 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$38,359	$195	0.51%	$78,605	$199	0.25%	$32,379	$83	0.26%
Federal funds sold	8,392	40	0.48%	493	—	0.10%	495	1	0.10%
Certificates of deposit investments	28,777	295	1.02%	5,118	44	0.86%	—	—	—%
Investment securities
Taxable	514,096	9,260	1.80%	400,423	7,741	1.93%	374,285	7,499	2.00%
Tax-exempt (1)	122,987	3,754	3.05%	88,194	2,807	3.18%	69,614	2,352	3.38%
Loans (2) (3)	1,454,591	61,952	4.26%	1,126,479	48,460	4.30%	1,022,605	44,799	4.38%
Total earning assets	2,167,202	75,496	3.47%	1,699,312	59,251	3.49%	1,499,378	54,734	3.65%
Cash and due from banks	49,632			39,296			34,782
Premises and equipment	33,389			28,883			27,892
Other assets	99,042			54,573			44,800
Allowance for loan losses	(15,399)			(14,066)			(13,625)
Total assets	$2,333,866			$1,807,998			$1,593,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$881,994	993	0.11%	$669,442	722	0.11%	$559,168	689	0.12%
Savings deposits	340,746	445	0.13%	298,594	398	0.13%	281,185	375	0.13%
Time deposits	298,124	1,275	0.43%	219,836	1,162	0.53%	229,763	1,287	0.56%
Securities sold under agreements
to repurchase	129,734	96	0.07%	113,748	62	0.05%	97,478	47	0.05%
FHLB advances	36,648	630	1.72%	23,164	616	2.66%	14,575	339	2.33%
Federal funds purchased	1,795	14	0.77%	142	—	—%	16	—	0.52%
Subordinated debentures	21,650	672	3.10%	20,620	526	2.55%	20,620	514	2.49%
Other debt	6,202	167	2.69%	471	13	2.66%	101	1	1.22%
Total interest-bearing liabilities	1,716,893	4,292	0.25%	1,346,017	3,499	0.26%	1,202,906	3,252	0.27%
Demand deposits	372,339			267,175			223,505
Other liabilities	8,380			7,908			8,452
Stockholders’ equity	236,254			186,898			158,364
Total liabilities & equity	$2,333,866			$1,807,998			$1,593,227
Net interest income		$71,204			$55,752			$51,482
Net interest spread			3.22%			3.23%			3.38%
Impact of non-interest bearing funds			0.06%			0.04%			0.05%
Net yield on interest-earning assets			3.28%			3.27%			3.43%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2016 Compared to 2015 Increase – (Decrease)			2015 Compared to 2014 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(4)	$(136)	$132	$116	$119	$(3)
Federal funds sold	40	32	8	(1)	(1)	—
Certificates of deposit investments	251	241	10	44	44	—
Investment securities:
Taxable	1,519	2,070	(551)	242	510	(268)
Tax-exempt (2)	947	1,066	(119)	455	598	(143)
Loans (3)	13,492	13,948	(456)	3,661	4,490	(829)
Total interest income	16,245	17,221	(976)	4,517	5,760	(1,243)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	271	271	—	33	102	(69)
Savings deposits	47	47	—	23	23	—
Time deposits	113	361	(248)	(125)	(56)	(69)
Securities sold under agreements
to repurchase	34	9	25	15	15	—
FHLB advances	14	280	(266)	277	223	54
Federal funds purchased	14	—	14	—	—	—
Subordinated debentures	146	27	119	12	—	12
Other debt	154	154	—	12	10	2
Total interest expense	793	1,149	(356)	247	317	(70)
Net interest income	$15,452	$16,072	$(620)	$4,270	$5,443	$(1,173)
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $15.5 million or 27.7% in 2016 compared to an increase of $4.3 million or 8.3% in 2015. In 2016, net interest income increased primarily due to growth in average earnings assets including loans and investments primarily due to the acquisition of First Clover Leaf and the ONB Branches. The net interest margin was higher due to loan growth and the acquisition of First Clover Leaf. In 2015, net interest income increased primarily due to assets added in the acquisition of twelve ONB Branches and the growth in average earning assets. The net interest margin decreased primarily due to the decline in earning asset yield from the higher amount of interest bearing deposits or short-term liquidity from the acquisition and declines in loan and investment yields.

In 2016, average earning assets increased by $467.9 million, or 27.5%, and average interest-bearing liabilities increased by $370.9 million or 27.6%. In 2015, average earning assets increased by $199.9 million or 13.3% and average interest-bearing liabilities increased $143.1 million or 11.9% compared with 2014. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company decreased $40.2 million or 51.2% in 2016 compared to 2015. In 2015, average interest-bearing deposits held by the Company increased $46.2 million or 142.8% compared to 2014.

•	Average federal funds sold increased $7.9 million or 1,602.2% in 2016 compared to 2015. In 2015, average federal funds sold decreased $2,000 or 0.4% compared to 2014.

•
Average certificates of deposit investments increased $23.7 million or 462.3% in 2016 compared to 2015. In 2015, average certificates of deposit investments increased $5.1 million or 100.0% compared to 2014.

•	Average loans increased by $328.1 million or 29.1% in 2016 compared to 2015. In 2015, average loans increased by $103.9 million or 10.2% compared to 2014.

•	Average securities increased by $148.5 million or 30.4% in 2016 compared to 2015. In 2015, average securities increased by $44.7 million or 10.1% compared to 2014.

•	Average deposits increased by $333.0 million or 28.0% in 2016 compared to 2015. In 2015, average deposits increased by $117.8 million or 11.0% compared to 2014.

•
Average securities sold under agreements to repurchase increased by $16.0 million or 14.1% in 2016 compared to 2015.  In 2015, average securities sold under agreements to repurchase increased by $16.3 million or 16.7% compared to 2014.

•	Average borrowings and other debt increased by $21.9 million or 49.3% in 2016 compared to 2015. In 2015, average borrowings and other debt increased by $9.1 million or 25.7% compared to 2014.

•	The federal funds rate remained at a range of .25% to .625% at December 31, 2016, 2015 and 2014.

•	Net interest margin increased to 3.28% compared to 3.27% in 2015 and 3.43% in 2014. Asset yields decreased by 2 basis points in 2016, and interest-bearing liabilities decreased by 1 basis point.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2016, 2015 and 2014 were $2,428,000, $1,674,000, and $1,435,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.39% in 2016, 3.37% in 2015 and 3.53% in 2014.

Provision for Loan Losses

The provision for loan losses in 2016 was $2,826,000 compared to $1,318,000 in 2015 and $629,000 in 2014. Nonperforming loans increased to $18,241,000 at December 31, 2016 from $4,013,000 at December 31, 2015 and $4,540,000 at December 31, 2014. The increase in provision expense in 2016 was primarily due to an increase in loan balances and an increase in non-performing loans for First Mid Bank. Total non-performing loans for First Clover Leaf were $10.8 million and First Mid Bank non-performing loans were $7.4 million at December 31, 2016. The increase in provision expense in 2015 was the result of an increase in net charge offs and an increase in loan balances. Net charge-offs were $649,000 during 2016, $424,000 during 2015 and $196,000 during 2014. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2016	2015	2014	2016	2015
Trust	$3,517	$3,746	$3,571	$(229)	$175
Brokerage	1,908	1,315	1,039	593	276
Insurance commissions	3,452	2,107	1,796	1,345	311
Service charges	6,791	5,681	5,264	1,110	417
Securities gains	1,192	452	715	740	(263)
Mortgage banking	1,172	754	596	418	158
ATM / debit card revenue	6,004	4,676	3,915	1,328	761
Bank Owned Life Insurance	671	—	—	671	—
Other	2,205	1,813	1,473	392	340
Total other income	$26,912	$20,544	$18,369	$6,368	$2,175

Total non-interest income increased to $26.9 million in 2016 compared to $20.5 million in 2015 and $18.4 million in 2014.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues decreased $229,000 or 6.1% in 2016 to $3,517,000 from $3,746,000 in 2015 and $3,571,000 in 2014. The decreases during 2016 and 2015 were primarily due to a decrease in revenue from defined contribution and other retirement accounts and movement of trust assets to the brokerage platform

•	+. Trust assets were $831.6 million at December 31, 2016 compared to $794.0 million at December 31, 2015 and $757.3 million at December 31, 2014.

•
Revenue from brokerage increased $593,000 or 45.1% to $1,908,000 in 2016 from $1,315,000 in 2015 and $1,039,000 in 2014 primarily due to an increase in the number of brokerage accounts from the ONB Branch acquisition.

•
Insurance commissions increased $1,345,000 or 63.8% to $3,452,000 in 2016 from $2,107,000 in 2015 compared to $1,796,000 in 2014.  The increase from 2015 to 2016 was primarily due to revenues from the Illiana Insurance Agency acquisition. The increase from 2014 to 2015 was due to an increase in contingency income received from carriers based on claims experience and an increase in commission and fee income received.

•
Fees from service charges increased $1,110,000 or 19.5% to $6,791,000 in 2016 from $5,681,000 in 2015 and $5,264,000 in 2014.  The increase from 2015 to 2016 was primarily due to additional income from the ONB Branches acquired in the third quarter of 2015 and First Clover Leaf branches acquired in the third quarter of 2016. The increase from 2014 to 2015 was primarily due to the additional income from the ONB Branches acquired in the third quarter of 2015.

•
Net securities gains in 2016 were $1,192,000 up $740,000 or 163.7% from $452,000 in 2015 and $715,000 in 2014.  The increase in 2016 was due to the sale of securities that resulted in net securities gains. The decline in 2015 was due to market conditions and balance sheet position.

•
Mortgage banking income increased $418,000 or 55.4% to $1,172,000 in 2016 from $754,000 in 2015 and $596,000 in 2014.  The increase during 2015 and 2016 was due to a increase in the volume of loans originated and sold by First Mid Bank and First Clover Leaf Bank.  Loans sold balances are as follows:

▪	$80 million (representing 566 loans) in 2016

▪	$57 million (representing 457 loans) in 2015

▪	$44 million (representing 368 loans) in 2014

First Mid Bank and First Clover Leaf Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $1,328,000 or 28.4% to $6,004,000 in 2016 from $4,676,000 in 2015 compared to $3,915,000 in 2014. The increase from 2015 to 2016 was due to an increase in electronic transactions primarily from the ONB Branches acquired in the third quarter of 2015 and incentives received from VISA. The increase from 2014 to 2015 was due to the ONB Branches acquired during the third quarter of 2015 and an increase in electronic transactions and incentives received from VISA.

•
Bank owned life insurance increased $671,000 or 100.0%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition.

•
Other income increased $392,000 or 21.6% in 2016 to $2,205,000 from $1,813,000 in 2015 compared to $1,473,000 in 2014.  The increase from 2015 to 2016 was primarily due to income from the ONB Branches acquired during the third quarter of 2015. The increase from 2014 to 2015 was due to income from the ONB Branches acquired during the third quarter of 2015 and an increase in merchant card processing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2016	2015	2014	2016	2015
Salaries and benefits	$32,354	$26,337	$24,771	$6,017	$1,566
Occupancy and equipment	11,418	9,143	8,347	2,275	796
Other real estate owned, net	60	19	23	41	(4)
FDIC insurance assessment expense	966	904	804	62	100
Amortization of other intangibles	1,909	891	643	1,018	248
Stationery and supplies	815	681	646	134	35
Legal and professional fees	3,035	2,474	2,333	561	141
Marketing and promotion	1,845	1,092	1,015	753	77
Other	9,108	7,707	5,925	1,401	1,782
Total other expense	$61,510	$49,248	$44,507	$12,262	$4,741
Total non-interest expense increased to $61.5 million in 2016 from $49.2 million in 2015 and $44.5 million in 2014.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $6.0 million or 22.8% to $32.4 million from $26.3 million in 2015, and $24.8 million in 2014. The increase in 2016 was due to the addition of 93 employees in the First Clover Leaf acquisition and merit increases in 2016 for continuing employees. The increase in 2015 was due to the addition of 86 employees with the acquisition of twelve ONB Branches, the addition of 12 employees in the Illiana Insurance Agency acquisition, and merit increases for continuing employees during the first quarter of 2015. There were 598 full-time equivalent employees at December 31, 2016, compared to 513 at December 31, 2015, and 400 at December 31, 2014.

•
Occupancy and equipment expense increased $2,275,000 or 24.9% to $11.4 million in 2016 from $9.1 million in 2015, compared to $8.3 million in 2014. The increase in 2016 was primarily due to increases in rent, property taxes, and depreciation expenses related to the acquisition of the ONB Branches during the third quarter of 2015 and First Clover Leaf Bank during the third quarter of 2016. The increase in 2015 was primarily due to increases in rent and depreciation expenses related to the acquisition of twelve ONB Branches.

•
Net other real estate owned expense increased $41,000 or 215.8% to $60,000 from $19,000 in 2015, and $23,000 in 2014. The increase in 2016 was primarily due to losses on properties sold during 2016. The decrease in 2015 was primarily due to less losses on properties sold during 2015 compared to properties sold in 2014.

•
FDIC insurance expense increased $62,000 or 6.9% to $966,000 from $904,000 in 2015, and $804,000 in 2014. The increase in 2016 was primarily due to an increase in average assets due to the acquisition of First Clover Leaf offset by a decrease in FDIC insurance rates in the third quarter of 2016. The increase in 2015 was primarily due to an increase in average assets due to the acquisition of twelve ONB Branches.

•
Amortization of other intangibles expense increased $1,018,000 or 114.3% to $1,909,000 from $891,000 in 2015, compared to $643,000 in 2014. The increase in 2016 was due to the amortization of deposit premiums and insurance company intangibles of the ONB Branches, Illiana Insurance Agency, and FIrst Clover Leaf Bank. The increase in 2015 was due to the acquisition of twelve ONB Branches.

•
Other operating expenses increased $1,401,000 or 18.2% to $9,108,000 from $7,707,000 in 2015, compared to $5,925,000 in 2014. The increase in 2016 was primarily due to the additional expenses of the ONB Branches and costs related to the acquisition of First Clover Leaf. The increase in 2015 was primarily due to expenses incurred to acquire of twelve ONB Branches during the third quarter of 2015.

•
On a net basis, all other categories of operating expenses increased $1,448,000 or 34.1% to $5,695,000 from $4,247,000 in 2015, compared to $3,994,000 in 2014. The increase in 2016 was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other legal and professional fees including costs related to the acquisition of First Clover Leaf. The increase in 2015 was primarily due to an increase in legal and professional fees, marketing and promotion, and stationary and supplies due to the acquisition of twelve ONB Branches.

Income Taxes

Income tax expense amounted to $11,940,000 in 2016 compared to $9,218,000 in 2015, and $9,254,000 in 2014.  Effective tax rates were 35.3% for 2016, 35.8% for 2015, and 37.4% for 2014.  The decline in effective tax rate in 2016 was primarily due to an increase in tax-exempt municipal investments and bank owned life insurance. The decline in effective tax rate for 2015 was primarily due to a reduction in the Company's state tax rate, from 9.5% to 7.75% beginning January 1, 2015.

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

	December 31,
	2016		2015		2014
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213,050	1.83%	$175,576	1.70%	$154,874	1.72%
Obligations of states and political subdivisions	164,163	2.80%	107,164	3.22%	75,589	3.33%
Mortgage-backed securities: GSE residential	318,829	2.57%	312,132	2.52%	193,814	2.48%
Trust preferred securities	3,050	1.86%	3,130	1.41%	3,300	1.14%
Other securities	4,034	2.14%	4,035	1.38%	4,036	1.20%
Total securities	$703,126	2.39%	$602,037	2.39%	$431,613	2.33%

At December 31, 2016, the amortized cost of the Company’s investment portfolio increased by $101.1 million from December 31, 2015 primarily due to $104.6 million of securities added in the acquisition of First Clover Leaf, net of declines due to securities that matured or declined and were not replaced. At December 31, 2015, the Company's investment portfolio increased by $170.4 million from December 31, 2014 primarily due to purchases of obligation of U.S. government corporations and agencies securities and mortgaged-backed securities as the company deploys the excess cash received in the acquisition of the ONB Branches.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. During the third quarter of 2014, management evaluated its available-for-sale portfolio and transferred obligations of U.S. government corporations & agencies securities with a fair value of $53.6 million from available-for-sale to held-to-maturity to reduce price volatility. Management determined it has both the intent and ability to hold these securities to maturity. Transfers of investment securities into the held-to-maturity category from available-for-sale are made at fair value on the date of transfer. There were no gains or losses recognized as a result of this transfer. The related $1.4 million of unrealized holding loss that was included in the transfer is retained in the carrying value of the held-to-maturity securities and in other comprehensive income net of deferred taxes. These amounts are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

The table below presents the credit ratings as of December 31, 2016 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2016 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$138,819	$136,324	$—	$136,324	$—	$—	$—	$—
Obligations of state and political subdivisions	164,163	162,705	9,208	108,299	42,355	—	—	2,843
Mortgage-backed securities (2)	318,829	314,991	—	—	—	—	—	314,991
Trust preferred securities	3,050	1,652	—	—	—	—	1,652	—
Other securities	4,034	4,176	—	—	2,037	1,995	—	144
Total investments	$628,895	$619,848	$9,208	$244,623	$44,392	$1,995	$1,652	$317,978
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,231	$73,095	$—	$73,095				$—

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

The trust preferred securities consist of one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding this security as of December 31, 2016:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,050
Fair value	$1,652
Unrealized gains/(losses)	$(1,398)
Other-than-temporary impairment recorded in earnings	$1,111
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,542,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	41.0%
Performing collateral	$292,297,000
Estimated incremental defaults	$65,968,000
Current balance of class	$34,670,000
Subordination	$267,277,000
Excess subordination	$17,316,000
Excess subordination as a % of remaining performing collateral	5.9%
Discount rate (1)	2.18%-4.10%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
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

During the year ended December 31, 2016, the Company received all of the contractual interest payments for its trust preferred security. During 2014 and 2013, the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question failed and interest received on the PIK note was being capitalized, which means the principal balance was being increased. Once the coverage test is met, capitalized interest is paid in cash and current cash interest payments resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine branch or class which are subordinate to the more senior tranches of the issue. The Company is receiving PIK for this security due to failure of the required senior tranche coverage tests described. This security if projected to remain in PIK status for approximately two more quarters.

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

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2016 and 2015.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2016	% Outstanding Loans	2015	2014	2013	2012
Construction and land development	$49,104	2.7%	$39,209	$21,627	$25,321	$31,341
Farm loans	126,108	6.9%	122,474	110,193	109,405	86,271
1-4 Family residential properties	326,415	17.9%	231,571	181,921	184,761	186,498
Multifamily residential properties	83,200	4.6%	45,740	53,129	50,174	44,863
Commercial real estate	630,135	34.5%	409,172	379,604	356,999	316,322
Loans secured by real estate	1,214,962	66.6%	848,166	746,474	726,660	665,295
Agricultural loans	86,685	4.7%	75,886	68,298	64,128	61,014
Commercial and industrial loans	409,033	22.4%	305,060	223,780	168,353	160,299
Consumer loans	38,028	2.1%	41,579	15,118	14,579	16,264
All other loans	77,284	4.2%	11,198	8,736	9,084	8,193
Total loans	$1,825,992	100.0%	$1,281,889	$1,062,406	$982,804	$911,065

Loan balances increased by $544.1 million or 42.5% from December 31, 2015 to December 31, 2016 primarily due to $438.9 million of loans at fair value added in the acquisition of First Clover Leaf and increases in commercial operating and commercial real estate loans. Loan balances increased by $219.5 million or 20.7% from December 31, 2014 to December 31, 2015 primarily due to loans added in the acquisition of twelve ONB Branches and increases in originations of loans secured by real estate and commercial and industrial loans. The balances of loans sold into the secondary market were $79.5 million in 2016 compared to $57.1 million in 2015. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,175,000 and $968,000 as of December 31, 2016 and 2015, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Central region	$465,458	25.5%	$401,150	31.3%
Sullivan region	170,463	9.3%	161,921	12.6%
Decatur region	313,459	17.2%	287,788	22.5%
Peoria region	204,514	11.2%	172,203	13.4%
Highland region	538,325	29.5%	114,378	8.9%
Southern region	133,773	7.3%	144,449	11.3%
Total all regions	$1,825,992	100.0%	$1,281,889	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2016 and 2015, the Company does not consider these locations high risk areas since these regions have not experienced the significant volatility in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2016 and 2015, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2016		December 31, 2015
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$171,336	9.38%	$161,495	12.60%
Lessors of non-residential buildings	134,019	7.34%	109,070	8.51%
Lessors of residential buildings & dwellings	139,584	7.64%	67,513	5.27%
Hotels and motels	103,843	5.69%	62,881	4.91%
Automobile dealers	54,261	2.97%	20,706	1.62%

Balances of automobile dealers were not considered a concentration during 2015, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital. Changes in principal balances from 2015 to 2016 are primarily due to the addition of FIrst Clover Leaf loans. The Highland region includes First Clover Leaf Bank acquired loans which accounts for the significant increase from 2015.

The following table presents the balance of loans outstanding as of December 31, 2016, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$27,165	$9,637	$12,302	$49,104
Farm loans	14,478	45,849	65,781	126,108
1-4 Family residential properties	26,020	99,384	201,011	326,415
Multifamily residential properties	12,435	42,740	28,025	83,200
Commercial real estate	84,102	306,036	239,997	630,135
Loans secured by real estate	164,200	503,646	547,116	1,214,962
Agricultural loans	66,474	17,427	2,784	86,685
Commercial and industrial loans	199,313	166,027	43,693	409,033
Consumer loans	4,593	28,327	5,108	38,028
All other loans	18,939	8,816	49,529	77,284
Total loans	$453,519	$724,243	$648,230	$1,825,992
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2016, loans with maturities over one year consisted of approximately $1.2 billion in fixed rate loans and approximately $184 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$12,053	$3,412	$4,105	$6,121	$7,573
Restructured loans which are performing in accordance with revised terms	6,185	601	435	348	20
Total nonperforming loans	18,238	4,013	4,540	6,469	7,593
Repossessed assets	1,985	478	263	568	1,229
Total nonperforming loans and repossessed assets	$20,223	$4,491	$4,803	$7,037	$8,822
Nonperforming loans to loans, before allowance for loan losses	1.00%	0.31%	0.43%	0.66%	0.83%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.11%	0.35%	0.45%	0.72%	0.98%

The $8,641,000 increase in nonaccrual loans during 2016 resulted from the net of $7.1 million of loans put on nonaccrual status, offset by $344,000 of loans transferred to other real estate owned, $248,000 of loans charged off and $1.8 million of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$227	1.9%	$142	4.2%
Farm loans	205	1.7%	454	13.3%
1-4 Family residential properties	2,890	24.0%	975	28.5%
Multifamily residential properties	528	4.4%	317	9.3%
Commercial real estate	4,971	41.2%	269	7.9%
Loans secured by real estate	8,821	73.2%	2,157	63.2%
Agricultural loans	1,388	11.5%	79	2.3%
Commercial and industrial loans	1,430	11.9%	928	27.2%
Consumer loans	414	3.4%	248	7.3%
Total loans	$12,053	100.0%	$3,412	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $133,000, $48,000 and $71,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The $1,507,000 increase in repossessed assets during 2016 resulted from the net of $3,192,000 of additional assets repossessed, $931,000 of repossessed assets sold and $754,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,711	86.2%	$186	38.9%
Farm Loans	40	2.0%	—	—%
1-4 family residential properties	231	11.6%	—	—%
Multi-family residential properties	—	—%	—	—%
Commercial real estate	—	—%	291	60.9%
Total real estate	1,982	99.8%	477	99.8%
Agricultural Loans	—	—%	—	—%
Consumer Loans	3	0.2%	1	0.2%
Total repossessed collateral	$1,985	100.0%	$478	100.0%

Repossessed assets sold during 2016 resulted in net losses of $7,100, of which $13,300 of net losses was related to real estate asset sales, $14,700 was related to a deferred gain recognized, and $8,500 of net losses was related to other repossessed assets sales. Repossessed assets sold during 2015 resulted in net losses of $21,000, of which $14,000 were related to real estate asset sales and $7,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in central and southern Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2016, the Company’s loan portfolio included $212.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $171.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $14.4 million from $198.4 million at December 31, 2015 while loans concentrated in other grain farming increased $9.8 million from $161.5 million at December 31, 2015.

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

In addition, the Company has $103.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $134.0 million of loans to lessors of non-residential buildings and $139.6 million of loans to lessors of residential buildings and dwellings and $54.3 million of loans to automobile dealers.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2016	2015	2014	2013	2012
Average loans outstanding, net of unearned income	$1,454,591	$1,126,479	$1,022,605	$924,900	$866,912
Allowance-beginning of period	14,576	13,682	13,249	11,776	11,120
Charge-offs:
Real estate-mortgage	381	131	185	479	1,423
Commercial, financial & agricultural	630	222	41	426	699
Installment	292	285	63	35	79
Other	372	268	248	188	170
Total charge-offs	1,675	906	537	1,128	2,371
Recoveries:
Real estate-mortgage	529	186	110	36	137
Commercial, financial & agricultural	283	120	78	232	85
Installment	25	24	26	30	67
Other	189	152	127	110	91
Total recoveries	1,026	482	341	408	380
Net charge-offs	649	424	196	720	1,991
Provision for loan losses	2,826	1,318	629	2,193	2,647
Allowance-end of period	$16,753	$14,576	$13,682	$13,249	$11,776
Ratio of annualized net charge-offs to average loans	0.05%	0.04%	0.03%	0.08%	0.23%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.92%	1.14%	1.29%	1.35%	1.29%
Ratio of allowance for loan losses to nonperforming loans	92.0%	363.0%	301.4%	204.8%	155.1%

The ratio of the allowance for loan losses to nonperforming loans is 92.0% as of December 31, 2016 compared to 363.0% as of December 31, 2015.  The decrease in this ratio is primarily due to the increase in nonperforming loans during 2016 and the addition of loans from First Clover Leaf that were recorded under fair value accounting which does not allow the carryover of the allowance for loan losses. At December 31, 2016, the balance of nonperforming loans for First Clover Leaf was $10.8 million and First Mid Bank was $7.4 million. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2016, the Company had net charge-offs of $649,000 compared to $424,000 in 2015. During 2016, the Company's significant charge-offs included a significant charge off of one residential real estate loan to a single borrower of $83,000, and charge offs of seven commercial real estate loans to a single borrower of $67,000, charge offs of four commercial operating loans to a single borrower of $437,000 and charge offs of two consumer loans to a single borrower of $108,000. During 2015, the Company's significant charge-offs included $49,000 on one commercial real estate loan, $149,000 on one commercial loan, and $251,000 on one consumer loan.

At December 31, 2016, the allowance for loan losses amounted to $16.8 million or 0.92% of total loans. At December 31, 2015, the allowance for loan losses amounted to $14.6 million or 1.14% of total loans. The decline in the ratio from December 31, 2015 to December 31, 2016 is due to the increase in loan balances that were recorded at fair value from the First Clover Leaf acquisition.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$874	20.1%	$994	18.1%	$790	17.4%
Commercial / Commercial real estate	12,901	66.0%	11,379	63.0%	10,914	64.4%
Agricultural / Agricultural real estate	2,249	11.6%	1,337	15.5%	1,360	16.8%
Consumer	693	2.3%	642	3.4%	386	1.4%
Total allocated	16,717	100.0%	14,352	100.0%	13,450	100.0%
Unallocated	36	NA	224	NA	232	N/A
Allowance at end of year	$16,753	100.0%	$14,576	100.0%	$13,682	100.0%

	December 31, 2013		December 31, 2012
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	771	19.1%	$726	19.7%
Commercial / Commercial real estate	10,646	61.8%	9,301	62.5%
Agricultural / Agricultural real estate	533	17.6%	558	16.0%
Consumer	377	1.5%	403	1.8%
Total allocated	12,327	100.0%	10,988	100.0%
Unallocated	922	N/A	788	N/A
Allowance at end of year	13,249	100.0%	$11,776	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$372,339	—%	$267,175	—%	$223,505	—%
Interest-bearing	881,994	0.11%	669,442	0.11%	559,168	0.12%
Savings	340,746	0.13%	298,594	0.13%	281,185	0.13%
Time deposits	298,124	0.43%	219,836	0.53%	229,763	0.56%
Total average deposits	$1,893,203	0.14%	$1,455,047	0.16%	$1,293,621	0.18%

The following table sets forth the high and low month-end balances for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
High month-end balances of total deposits	$2,329,887	$1,741,079	$1,305,825
Low month-end balances of total deposits	1,699,770	1,266,199	1,265,058

In 2016, the average balance of deposits increased by $438.2 million from 2015. The increase was primarily the result of deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016. Average non-interest bearing deposits increased $105.2 million, other interest-bearing deposits increased by $212.6 million, savings accounts increased by $42.2 million, and time deposits increased $78.3 million. In 2015, the average balance of deposits increased by $161.4 million from 2014. The increase was primarily attributable the acquisition of ONB Branches during the third quarter of 2015. Average non-interest bearing deposits increased by $43.7 million, savings accounts increased by $17.4 million, average balances of other interest-bearing deposits increased $110 million and time deposits decreased by $9.9 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2016	2015	2014
3 months or less	$23,796	$30,108	$35,604
Over 3 through 6 months	20,352	10,714	15,270
Over 6 through 12 months	37,094	23,091	21,710
Over 12 months	70,020	24,942	25,861
Total	$151,262	$88,855	$98,445

The balance of time deposits of $100,000 or more increased $62.4 million from December 31, 2015 to December 31, 2016. The balance of time deposits of $100,000 or more decreased $9.6 million from December 31, 2014 to December 31, 2015. The increase in 2016 was primarily due to the acquisition of First Clover Leaf in the third quarter of 2016. The decrease in 2015 was a result of time deposits that were not renewed and brokered CDs that were not replaced.

In 2016 the Company maintained account relationships with various public entities throughout its market areas. Public entities had total balances of $146.1 million in various checking accounts and time deposits as of December 31, 2016. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank and First Clover Leaf Bank.  The Banks collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  The Banks offer these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2016, 2015 and 2014 is presented below (in thousands):

	2016	2015	2014
At December 31:
Securities sold under agreements to repurchase	$185,763	$128,842	$121,869
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	5,000	—
Fixed term – due after one year	35,094	15,000	20,000
Junior subordinated debentures	23,917	20,620	20,620
Debt due in one year or less	4,000	—	—
Debt due after one year	14,063	—	—
Total	$267,837	$169,462	$162,489
Average interest rate at end of period	0.52%	0.77%	0.54%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$185,763	$128,842	$121,869
Federal funds purchased	12,500	—	—
Federal Home Loan Bank advances:
FHLB-overnite	10,000	—	—
Fixed term – due in one year or less	20,000	10,000	10,000
Fixed term – due after one year	35,109	20,000	20,000
Debt:
Debt due in one year or less	7,000	2,000	—
Debt due after one year	15,000	—	—
Junior subordinated debentures	23,917	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$129,734	$113,748	$97,478
Federal funds purchased	1,795	142	16
Federal Home Loan Bank advances:
FHLB-overnite	3,992	—	—
Fixed term – due in one year or less	10,260	5,479	1,520
Fixed term – due after one year	22,396	17,685	13,055
Debt:
Loans due in one year or less	1,454	471	101
Loans due after one year	4,749	—	—
Junior subordinated debentures	21,650	20,620	20,620
Total	$196,030	$158,145	$132,790
Average interest rate during the period	0.81%	0.36%	0.30%

Securities sold under agreements to repurchase increased $56.9 million during 2016 primarily due to agreements added with the acquisition of First Clover Leaf Bank. FHLB advances represent borrowings by the Banks to economically fund loan demand.

At December 31, 2016 the advances totaling $40.0 million were as follows:

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 3-year maturity, at 1.30% due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99% due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $4 million as of December 31, 2016. This loan was renewed on April 15, 2016 for one year as a revolving credit agreement with a maximum available balance of $15 million and was amended on September 7, 2016 to a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (2.9% at December 31, 2016). The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. The Company and
its subsidiary bank were in compliance with the then existing covenants at December 31, 2016 and 2015.

Also on September 7, 2016, as part of the amendment to the Northern Trust Company revolving credit agreement, the Company entered into a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (2.9% at December 31, 2016) and interest and principal payments are due quarterly. As of December 31, 2016, the balance due was $14.1 million. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.73% and 3.17% at December 31, 2016 and 2015, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.56% and 2.11% at December 31, 2016 and 2015, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.81% at December 31, 2016) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2016 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$117,914	$—	$—	$—	$—	$—	$117,914	$117,914
Certificates of deposit investments	12,958	735	950	—	—	—	14,643	14,651
Taxable investment securities	144	5,006	11,078	7,967	45,603	461,576	531,374	530,239
Nontaxable investment securities	—	1,639	587	3,206	3,452	153,821	162,705	162,705
Loans	896,957	256,636	184,501	139,571	219,973	128,354	1,825,992	1,813,692
Total	$1,027,973	$264,016	$197,116	$150,744	$269,028	$743,751	$2,652,628	$2,639,201
Interest-bearing liabilities:
Savings and NOW accounts	$329,879	$58,180	$59,987	$75,185	$77,269	$472,444	$1,072,944	$1,072,944
Money market accounts	310,688	13,916	13,992	14,822	14,897	64,341	432,656	432,656
Other time deposits	198,741	82,972	26,652	28,967	13,947	1,802	353,081	354,919
Short-term borrowings/debt	194,763	—	—	—	—	—	194,763	189,766
Long-term borrowings/debt	23,917	20,094	—	19,063	5,000	5,000	73,074	71,449
Total	$1,057,988	$175,162	$100,631	$138,037	$111,113	$543,587	$2,126,518	$2,121,734
Rate sensitive assets – rate sensitive liabilities	$(30,015)	$88,854	$96,485	$12,707	$157,915	$200,164	$526,110
Cumulative GAP	$(30,015)	$58,839	$155,324	$168,031	$325,946	$526,110
Cumulative amounts as % of total Rate sensitive assets	-1.1%	3.3%	3.6%	0.5%	6.0%	7.5%
Cumulative Ratio	-1.1%	2.2%	5.9%	6.3%	12.3%	19.8%

The static GAP analysis shows that at December 31, 2016, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company has currently experienced downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At December 31, 2016, the Company’s stockholders' equity had increased $75.7 million, or 36.9%, to $280,673,000 from $205,009,000 as of December 31, 2015. During 2016, net income contributed $21,840,000 to equity before the payment of dividends to stockholders and stock issued in the acquisition of First Clover Leaf added $65.9 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $6,484,000, net of tax. There were no purchases of treasury stock during 2016.

During 2011 and 2012, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $27,500,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series C Preferred Stock.  During 2016, the Company converted the Series C Preferred Stock to approximately 1,355,319 shares of common stock in accordance with the terms of the offering.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2016, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,590,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,590,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	4,683 common shares during 2016

•	6,153 common shares during 2015, and

•	13,724 common shares during 2014

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after three months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	558 common shares during 2016

•	11,885 common shares during 2015, and

•	8,971 common shares during 2014

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $6,511,000 in common stock dividends paid during 2016, $1,234,000 or 18.9% was reinvested into shares of common stock of the Company through the DRIP. Of the $1,375,000 in preferred stock dividends paid during 2016, $89,000 or 6.5% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2016, 46,894 common shares were issued from common stock dividends and 3,552 common shares were issued from preferred stock dividends.

•	During 2015, 50,003 common shares were issued from common stock dividends and 9,714 common shares were issued from preferred stock dividends.

•	During 2014, 43,969 common shares were issued from common stock dividends and 17,339 common shares were issued from preferred stock dividends.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2016, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2016 or 2015. During 2016 and 2015, the Company awarded 13,912 and 18,002 shares as stock unit awards, respectively. During 2014 the Company awarded 19,377 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

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

During 2016, the Company repurchased no shares of common stock. During 2015, the Company repurchased 53,246 (0.6% of common shares) at a total price of $1,066,000.  As of December 31, 2016, approximately $7.2 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements are 8% for the Total Risk-based capital ratio, 6% for the Tier 1 Risk-based capital ratio, 4.5% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company, First Mid Bank, and FIrst Clover Leaf Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2016, the Company, First Mid Bank, and First Clover Leaf Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company, First Mid Bank, and First Clover Leaf Bank’s capital ratios as of December 31, 2016 follows:

	Total Risk-based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	12.79%	11.99%	10.86%	9.19%
First Mid-Illinois Bank & Trust, N.A.	12.44%	11.39%	11.39%	8.62%
First Clover Leaf Bank	15.08%	15.08%	15.08%	12.04%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2016, First Mid Bank met these regulatory requirements.

•
First Mid Bank and First Clover Leaf Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2016, the excess collateral at the FHLB would support approximately $103.1 million of additional advances for First Mid Bank and $142.4 million of additional advances for First Clover Leaf Bank.

•	First Mid Bank and First Clover Leaf Bank are members of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2016, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $4 million and $6 million in available funds.  This loan was renewed on April 17, 2016 for one year as a revolving credit agreement and was amended on September 7, 2016 to a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank, including requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2016 and 2015.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$353,081	$199,370	$109,533	$43,037	$1,141
Debt	42,683	4,000	—	14,063	24,620
Other borrowings	225,763	190,763	20,000	10,000	5,000
Operating leases	45,806	2,625	4,696	3,763	34,722
Supplemental retirement	658	100	184	100	274
	$667,991	$396,858	$134,413	$70,963	$65,757

For the year ended December 31, 2016, net cash of $27.4 million was provided from operating activities, $78.1 million was used in investing activities, and $110.8 million was provided from financing activities. In total cash and cash equivalents increased by $60.1 million from year-end 2015.

For the year ended December 31, 2015, net cash of $22.0 million was provided from operating activities, $10.4 million was provided from investing activities, and $31.7 million was provided from financing activities. In total cash and cash equivalents increased by $64.1 million from year-end 2014.

For the year ended December 31, 2014, net cash of $17.8 million was provided from operating activities, $10.0 million was used in investing activities, and $21.1 million was used in financing activities. In total cash and cash equivalents increased by $8.4 million from year-end 2013.

For the years ended December 31, 2016 and 2015, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I.  See Note 9 – “Borrowings” for a more detailed description.

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

Adoption of New Accounting Guidance

Accounting Standards Update 2017-04, Intangibles--Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company's financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management is is expecting to begin developing policies and procedures during the next two years to ensure it is fully compliant with the provisions of ASU 2016-13 at the adoption date.

Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). In March 2016, FASB issued ASU 2016-09. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The new guidance will be effective for public companies for reporting periods beginning after December 15, 2016. Management is currently implementing the new guidance and does not expect it to have a significant impact on the Company’s financial statements.

Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08"). In March 2016, the FASB issued ASU 2016-08 which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original update. Management is in the early stages of evaluating the impact ASU 2016-08 will have on the Company’s financial statements and currently does not know or cannot reasonably quantify the impact of adoption of this update due to the complexity and extensive changes to be implemented.The amendments potentially could impact the accounting procedures and processes over the recognition of the majority of the Company's revenue sources, including, but not limited to interest income, non-interest income, and other revenue sources.

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management is currently evaluating this guidance and will subsequently implement new policies and procedures to address these changes. Management is also currently evaluating the impact ASU 2016-02 will have on the Company's financial statements.

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

The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank and First Clover Leaf Bank (the "Banks").  The Company does not currently use derivatives to manage market or interest rate risks.  For a discussion of how management of the Company addresses and evaluates interest rate risk see also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.”

Based on the financial analysis performed as of December 31, 2016, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact the Banks' performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2016	Net Interest Income		Return On Average Equity
Prime rate is 3.75%	($000)	(%)	2016=9.24%
Prime rate increase of:
200 basis points to 5.75%	$(2,027)	(3.5)%	(0.79)%
100 basis points to 4.75%	(1,006)	(1.7)%	(0.39)%
Prime rate decrease of:
100 basis points to 2.75%	(2,933)	(5.1)%	(1.14)%
200 basis points to 1.75%	(5,059)	(8.8)%	(1.99)%

The following table shows the same analysis for First Mid Bank performed as of December 31, 2015:

	Increase (Decrease) In
December 31, 2015	Net Interest Income		Return On Average Equity
Prime rate is 3.50%	($000)	(%)	2015=8.80%
Prime rate increase of:
200 basis points to 5.50%	$(1,825)	(4.2)%	0.85%
100 basis points to 4.50%	(916)	(2.1)%	0.42%
Prime rate decrease of:
100 basis points to 2.50%	(2,861)	(6.5)%	(1.33)%
200 basis points to 1.50%	(5,402)	(12.3)%	(2.55)%

The Company's Board of Directors has adopted an interest rate risk policy that establishes maximum decreases in the percentage change in net interest income of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift. No assurance can be given that the actual net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate because it is also affected by many other factors. The results above are based on one-time “shock” moves and ramped rate increases and do not take into account any management response or mitigating action.

Interest rate sensitivity analysis is also used to measure the Company’s interest risk by computing estimated changes in the Economic Value of Equity (“EVE”) of the Banks under various interest rate shocks.  EVE is determined by calculating the net present value of each asset and liability category by rate shock.  The net differential between assets and liabilities is the EVE.  EVE is an expression of the long-term interest rate risk in the balance sheet as a whole.

The following table presents the Banks' projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2016 and for First Mid Bank at 2015 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  The Banks have no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2016	+200 bp	$(26,410)	(5.8)%
	+100 bp	(11,338)	(2.5)%
	-200 bp	(93,212)	(20.5)%
	-100 bp	(34,212)	(7.5)%

December 31, 2015	+200 bp	(17,340)	(5.5)%
	+100 bp	(6,789)	(2.1)%
	-200 bp	(71,013)	(22.4)%
	-100 bp	(29,468)	(9.3)%

As indicated above, at December 31, 2016, in the event of a sudden and sustained increase in prevailing market interest rates, the Banks' EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, the Banks' EVE would be expected to decrease.  At December 31, 2016, the Banks' estimated changes in EVE were within the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2016, the change in EVE slightly exceeded policy guidelines for a decrease in interest rates of 200 basis points. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and declines in deposit balances, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of EVE.  Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table.  Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In addition, the proportion of adjustable-rate loans in the Banks' portfolio change in future periods as market rates change.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table.  Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2016 and 2015
(In thousands, except share data)	2016	2015
Assets
Cash and due from banks:
Non-interest bearing	$57,988	$42,570
Interest bearing	79,014	72,722
Federal funds sold	38,900	492
Cash and cash equivalents	175,902	115,784
Certificates of deposit investments	14,643	25,000
Investment securities:
Available-for-sale, at fair value	619,848	518,848
Held-to-maturity, at amortized cost (estimated fair value of $73,096 at December 31, 2016 and $85,737 at December 31, 2015)	74,231	85,208
Loans held for sale	1,175	968
Loans	1,824,817	1,280,921
Less allowance for loan losses	(16,753)	(14,576)
Net loans	1,808,064	1,266,345
Interest receivable	10,553	8,085
Other real estate owned	1,982	477
Premises and equipment, net	40,292	31,340
Goodwill, net	57,791	41,007
Intangible assets, net	12,832	8,997
Bank owned life insurance	41,318	—
Other assets	25,904	12,440
Total assets	$2,884,535	$2,114,499
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$471,206	$342,636
Interest bearing	1,858,681	1,389,932
Total deposits	2,329,887	1,732,568
Repurchase agreements with customers	185,763	128,842
Interest payable	535	356
FHLB borrowings	40,094	20,000
Other borrowings	18,063	—
Junior subordinated debentures	23,917	20,620
Dividends payable	—	550
Other liabilities	5,603	6,554
Total liabilities	2,603,862	1,909,490
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 0 shares in 2016 and 5,500 shares in 2015	—	27,400
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,020,742 shares in 2016 and 9,003,710 shares in 2015	54,083	38,015
Additional paid-in capital	158,671	79,626
Retained earnings	86,216	71,712
Deferred compensation	3,201	3,245
Accumulated other comprehensive income (loss)	(5,761)	723
Less treasury stock at cost, 549,743 shares in 2016 and 2015	(15,737)	(15,712)
Total stockholders’ equity	280,673	205,009
Total liabilities and stockholders’ equity	$2,884,535	$2,114,499

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)	2016	2015	2014

Interest income:
Interest and fees on loans	$61,952	$48,460	$44,799
Interest on investment securities
Taxable	9,288	7,741	7,499
Exempt from federal income tax	3,726	2,807	2,352
Interest on certificates of deposit investments	295	44	—
Interest on federal funds sold	40	—	1
Interest on deposits with other financial institutions	195	199	83
Total interest income	75,496	59,251	54,734
Interest expense:
Interest on deposits	2,713	2,282	2,351
Interest on securities sold under agreements to repurchase	96	62	47
Interest on FHLB borrowings	630	616	339
Interest on other borrowings	181	13	1
Interest on subordinated debentures	672	526	514
Total interest expense	4,292	3,499	3,252
Net interest income	71,204	55,752	51,482
Provision for loan losses	2,826	1,318	629
Net interest income after provision for loan losses	68,378	54,434	50,853
Other income:
Trust revenues	3,517	3,746	3,571
Brokerage commissions	1,908	1,315	1,039
Insurance commissions	3,452	2,107	1,796
Service charges	6,791	5,681	5,264
Securities gains, net	1,192	452	715
Mortgage banking revenue, net	1,172	754	596
ATM / debit card revenue	6,004	4,676	3,915
Bank owned life insurance	671	—	—
Other income	2,205	1,813	1,473
Total other income	26,912	20,544	18,369
Other expense:
Salaries and employee benefits	32,354	26,337	24,771
Net occupancy and equipment expense	11,418	9,143	8,347
Net other real estate owned expense	60	19	23
FDIC insurance expense	966	904	804
Amortization of intangible assets	1,909	891	643
Stationery and supplies	815	681	646
Legal and professional	3,035	2,474	2,333
Marketing and donations	1,845	1,092	1,015
Other expense	9,108	7,707	5,925
Total other expense	61,510	49,248	44,507
Income before income taxes	33,780	25,730	24,715
Income taxes	11,940	9,218	9,254
Net income	21,840	16,512	15,461
Dividends on preferred shares	825	2,200	4,152
Net income available to common stockholders	$21,015	$14,312	$11,309
Per share data:
Basic net income per common share available to common stockholders	$2.07	$1.84	$1.88
Diluted net income per common share available to common stockholders	2.05	1.81	1.85
Cash dividends declared per common share	0.62	0.59	0.55

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014
(in thousands)	2016	2015	2014
Net income	$21,840	$16,512	$15,461
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $3,848, $(1,005) and $(5,590) for the years ended December 31, 2016, 2015 and 2014, respectively	(6,025)	1,572	8,751
Unamortized holding gains (losses) on held to maturity securities transferred from available for sale, net of taxes of $(172), $(193) and $518 for December 31, 2016, 2015 and 2014, respectively	268	302	(810)
Less: reclassification adjustment for realized gains included in net income net of taxes of $465, $176 and $279 for the years ended December 31, 2016, 2015 and 2014, respectively	(727)	(276)	(436)
Other comprehensive income (loss), net of taxes	(6,484)	1,598	7,505
Comprehensive income	$15,356	$18,110	$22,966

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2015	$27,400	$38,015	$79,626	$71,712	$3,245	$723	$(15,712)	$205,009
Net income	—	—	—	21,840	—	—	—	21,840
Other comprehensive loss, net of tax	—	—	—	—	—	(6,484)	—	(6,484)
Dividends on preferred stock ($150 per sh)	—	—	—	(825)	—	—	—	(825)
Dividends on common stock ($.62 per sh)	—	—	—	(6,511)	—	—	—	(6,511)
Issuance of 50,446 common shares pursuant to the Dividend Reinvestment Plan	—	202	1,121	—	—	—	—	1,323
Issuance of 4,683 common shares pursuant to the Deferred Compensation Plan	—	19	100	—	—	—	—	119
Issuance of 558 common shares pursuant to the First Retirement & Savings Plan	—	2	12	—	—	—	—	14
Issuance of 2,910 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	12	68	—	—	—	—	80
Issuance of 2,500 common shares pursuant to the exercise of stock options	—	10	52	—	—	—	—	62
Issuance of 2,600,616 common shares pursuant to acquisition of First Clover Leaf Financial, net proceeds	—	10,402	55,295	—	—	—	—	65,697
Issuance of 1,355,319 common shares pursuant to conversion of 5,500 shares of Series C preferred stock	(27,400)	5,421	21,979	—	—	—	—	—
Deferred compensation	—	—	—	—	25	—	(25)	—
Tax benefit related to deferred compensation distributions	—	—	140	—	—	—	—	140
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	278	—	—	—	—	278
Vested restricted shares/units compensation expense	—	—	—	—	(69)	—	—	(69)
December 31, 2016	$—	$54,083	$158,671	$86,216	$3,201	$(5,761)	$(15,737)	$280,673

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2016, 2015 and 2014
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

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381
Net income	—	—	—	15,461	—	—	—	15,461
Other comprehensive income, net of tax	—	—	—	—	—	7,505	—	7,505
Dividends on preferred stock ($398 per sh)	—	—	—	(4,152)	—	—	—	(4,152)
Dividends on common stock ($.55 per sh)	—	—	—	(3,540)	—	—	—	(3,540)
Issuance of 1,139,426 common shares pursuant to conversion of 4,927 shares of Series B preferred stock	(24,635)	4,558	20,077	—	—	—	—	—
Issuance of 61,308 common shares pursuant to the Dividend Reinvestment Plan	—	245	1,015	—	—	—	—	1,260
Issuance of 13,724 common shares pursuant to the Deferred Compensation Plan	—	55	242	—	—	—	—	297
Issuance of 8,971 common shares pursuant to the First Retirement & Savings Plan	—	36	152	—	—	—	—	188
Issuance of 8,789 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	35	153	—	(145)	—	—	43
Purchase of 86,681 treasury shares	—	—	—	—	—	—	(1,763)	(1,763)
Retirement of 1,500,000 shares of treasury stock	—	(4,000)	—	(32,391)	—	—	36,391	—
Deferred compensation	—	—	—	—	306	—	(306)	—
Tax benefit related to deferred compensation distributions	—	—	101	—	—	—	—	101
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	(44)	—	—	—	—	(44)
Vested restricted shares/units compensation expense	—	—	—	—	179	—	—	179
December 31, 2014	$27,400	$32,119	$55,607	$61,956	$3,329	$(875)	$(14,620)	$164,916

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$21,840	$16,512	$15,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,826	1,318	629
Depreciation, amortization and accretion, net	7,936	4,442	3,960
Change in cash surrender value of bank owned life insurance	(671)	—	—
Stock-based compensation expense	384	378	376
Gains on investment securities, net	(1,192)	(452)	(715)
(Gain) Loss on sales of other real property owned, net	(1)	(21)	33
Donation of building	653	—	—
Loss on write down of premises and equipment	28	221	90
Gains on sale of loans held for sale, net	(1,224)	(763)	(621)
Deferred income taxes	(2,388)	20	11
Increase in accrued interest receivable	(629)	(763)	(214)
Increase (decrease) in accrued interest payable	(84)	(54)	8
Origination of loans held for sale	(79,682)	(56,091)	(45,430)
Proceeds from sale of loans held for sale	80,699	57,844	44,607
Decrease in other assets	1,802	169	306
Decrease in other liabilities	(2,875)	(762)	(724)
Net cash provided by operating activities	27,422	21,998	17,777
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	25,245	1,245	—
Purchases of certificates of deposit investments	(12,958)	(26,245)	—
Proceeds from sales of securities available-for-sale	70,757	19,380	75,618
Proceeds from maturities of securities available-for-sale	117,003	103,481	57,133
Proceeds from maturities of securities held-to-maturity	83,000	10,000	—
Purchases of securities available-for-sale	(194,946)	(257,693)	(63,540)
Purchases of securities held-to-maturity	(71,557)	(46,000)	—
Net increase in loans	(106,608)	(68,958)	(78,698)
Proceeds from sale of premises and equipment	147	—	—
Purchases of premises and equipment	(695)	(1,762)	(1,178)
Proceeds from sales of other real property owned	793	260	635
Investment in bank owned life insurance	(25,000)	—	—
Capitalization of mortgage servicing rights	(14)	—	—
Cash received related to acquisition, net of cash and cash equivalents acquired	36,774	276,661	—
Net cash provided by (used in) investing activities	(78,059)	10,369	(10,030)
Cash flows from financing activities:
Net increase (decrease) in deposits	60,632	6,844	(15,539)
Increase in repurchase agreements	33,658	3,176	2,682
Proceeds from FHLB advances	20,000	5,000	10,000
Repayment of FHLB advances	(15,000)	(5,000)	(10,000)
Proceeds from short-term debt	7,000	2,000	1,000
Repayment of short-term debt	(3,938)	(2,000)	(1,000)
Proceeds from long-term debt	15,000	—	—
Proceeds from issuance of common stock	195	28,222	488
Direct expenses related to capital transactions	(229)	—	—
Purchase of treasury stock	—	(1,066)	(1,763)
Dividends paid on preferred stock	(1,286)	(2,002)	(4,339)
Dividends paid on common stock	(5,277)	(3,487)	(2,648)
Net cash provided by (used in) financing activities	110,755	31,687	(21,119)
Increase (decrease) in cash and cash equivalents	60,118	64,054	(13,372)
Cash and cash equivalents at beginning of period	115,784	51,730	65,102
Cash and cash equivalents at end of period	$175,902	$115,784	$51,730

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2016, 2015 and 2014
(In thousands)	2016	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,113	$3,428	$3,244
Income taxes	13,135	7,796	9,336
Supplemental disclosures of noncash investing and financing activities
Securities transferred from available-for-sale to held-to-maturity	—	—	53,594
Loans transferred to other real estate owned	328	458	344
Dividends reinvested in common stock	1,323	1,266	1,261
Net tax benefit related to option and deferred compensation plans	140	85	101
Conversion of preferred stock	27,500	—	24,635
Supplemental disclosure of purchase of capital stock of First Clover Leaf
Fair value of assets acquired	$668,905	$—	$—
Consideration paid:
Cash paid	22,545	—	—
Common stock issued	65,926	—	—
Total consideration paid	88,471	—	—
Fair value of liabilities assumed	$580,434	$—	$—

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), First Clover Leaf Bank, N.A. ("First Clover Leaf Bank"), and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2016 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Certificates of Deposit Investments

Certificates of deposit investments have original maturities of six months to four years and are carried at cost.

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

Allowance for Loan Losses

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company uses organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

The Company has loans acquired from business combinations with uncollected principal balances. These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. However, as the acquired loans renew, it is necessary to establish an allowance which represents an amount that, in management's opinion, will be adequate to absorb probable credit losses inherent in such loans.

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

Bank Owned Life Insurance

First Mid Bank has purchased life insurance policies on certain senior management. The Company acquired additional life insurance policies in the acquisition of First Clover Leaf which are held by First Clover Leaf Bank. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

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

At December 31, 2016, the Company managed or administered 1,231 accounts with assets totaling approximately $831.6 million. At December 31, 2015, the Company managed or administered 1,346 accounts with assets totaling approximately $794.0 million.

Preferred Stock

On May 16, 2016 the Company completed the mandatory conversion of the Series C Preferred Stock. The conversion ratio for each share of the Series C Preferred Stock was computed by dividing $5,000 (the issuance price per share of the Series C Preferred Stock) by $20.29 (the conversion price).  The conversion ratio, therefore, was 246.427 shares of the Company's common stock for each share of Series C Preferred Stock. This resulted in the issuance of approximately 1,355,319 shares of common stock in the aggregate. As a result of the conversion, dividends ceased to accrue on the Series C Preferred Stock and certificates for shares of Series C Preferred Stock only represent the right to receive the appropriate number of shares of common stock, together with net accrued but unpaid dividends on the Series C Preferred Stock, and cash in lieu of fractional share interests.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI plan.  There have been no stock options awarded since 2008. The Company awarded 13,912 and 18,002 shares during 2016 and 2015, respectively as stock unit awards and 19,377 shares during 2014 as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of December 31, 2016 and 2015 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2016
Net unrealized losses on securities available-for-sale	$(7,649)	$—	$(7,649)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(393)	—	(393)
Securities with other-than-temporary impairment losses	—	(1,398)	(1,398)
Tax benefit	3,134	545	3,679
Balance at December 31, 2016	$(4,908)	$(853)	$(5,761)
December 31, 2015
Net unrealized gains on securities available-for-sale	$3,243	$—	$3,243
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(834)	—	(834)
Securities with other-than-temporary impairment losses	—	(1,224)	(1,224)
Tax benefit (expense)	(939)	477	(462)
Balance at December 31, 2015	$1,470	$(747)	$723

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2016, 2015 and 2014 , were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2016	2015	2014
Realized gains on available-for-sale securities	$1,192	452	715	Securities gains, net (Total reclassified amount before tax)
	(465)	(176)	(279)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$727	$276	$436	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options and restricted stock awarded, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$21,840,000	$16,512,000	$15,461,000
Preferred stock dividends	(825,000)	(2,200,000)	(4,152,000)
Net income available to common stockholders	21,015,000	14,312,000	11,309,000
Weighted average common shares outstanding	10,149,099	7,775,490	6,002,766
Basic earnings per common share	$2.07	$1.84	$1.88
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$21,015,000	$14,312,000	$11,309,000
Effect of assumed preferred stock conversion	825,000	2,200,000	4,152,000
Net income applicable to diluted earnings per share	21,840,000	16,512,000	15,461,000
Weighted average common shares outstanding	10,149,099	7,775,490	6,002,766
Dilutive potential common shares:
Assumed conversion of stock options	3,111	—	—
Restricted stock awarded	4,107	6,851	11,725
Assumed conversion of preferred stock	507,393	1,355,348	2,357,196
Dilutive potential common shares	514,611	1,362,199	2,368,921
Diluted weighted average common shares outstanding	10,663,710	9,137,689	8,371,687
Diluted earnings per common share	$2.05	$1.81	$1.85

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 because they were anti-dilutive:

	2016	2015	2014
Stock options to purchase shares of common stock	—	45,500	52,000

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $16,643,000, $8,175,000 and $3,903,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company’s cash accounts did not exceed the federally insured limits.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2016 and December 31, 2015 were as follows (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$138,819	$13	$(2,508)	$136,324
Obligations of states and political subdivisions	164,163	1,346	(2,804)	162,705
Mortgage-backed securities: GSE residential	318,829	531	(4,369)	314,991
Trust preferred securities	3,050	—	(1,398)	1,652
Other securities	4,034	147	(5)	4,176
Total available-for-sale	$628,895	$2,037	$(11,084)	$619,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,231	$203	$(1,338)	$73,096
December 31, 2015
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$90,368	$41	$(268)	$90,141
Obligations of states and political subdivisions	107,164	3,608	(55)	110,717
Mortgage-backed securities: GSE residential	312,132	1,374	(1,452)	312,054
Trust preferred securities	3,130	—	(1,224)	1,906
Other securities	4,035	29	(34)	4,030
Total available-for-sale	$516,829	$5,052	$(3,033)	$518,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$85,208	$743	$(214)	$85,737

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

Trust preferred securities at December 31, 2016, is one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a maturity of twenty-one years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Proceeds from sales	$70,757	$19,380	$75,618
Gross gains	1,192	452	1,452
Gross losses	—	—	737
Income tax expense	465	176	279

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2016 and the weighted average yield for each range of maturities (in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,138	$42,647	$26,539	$—	$136,324
Obligations of state and political subdivisions	14,860	83,676	63,382	787	162,705
Mortgage-backed securities: GSE residential	572	125,297	189,122	—	314,991
Trust preferred securities	—	—	—	1,652	1,652
Other securities	—	1,995	2,037	144	4,176
Total investments	$82,570	$253,615	$281,080	$2,583	$619,848
Weighted average yield	2.12%	2.36%	2.63%	2.20%	2.45%
Full tax-equivalent yield	2.49%	2.93%	3.07%	2.71%	2.93%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,992	$29,239	$—	$—	$74,231
Weighted average yield	1.79%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.79%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2016.

Investment securities carried at approximately $509 million and $404 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law. The increase in pledge securities is due to the acquisition of First Clover Leaf during 2016.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2016 and 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,257	$(2,508)	$—	$—	$125,257	$(2,508)
Obligations of states and political subdivisions	93,405	(2,804)	—	—	93,405	(2,804)
Mortgage-backed securities: GSE residential	266,319	(4,099)	5,878	(270)	272,197	(4,369)
Trust preferred securities	—	—	1,652	(1,398)	1,652	(1,398)
Other securities	—	—	1,995	(5)	1,995	(5)
Total	$484,981	$(9,411)	$9,525	$(1,673)	$494,506	$(11,084)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,295	$(1,338)	$—	$—	$53,295	$(1,338)
December 31, 2015
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,942	$(142)	$12,971	$(126)	$47,913	$(268)
Obligations of states and political subdivisions	3,168	(32)	979	(23)	4,147	(55)
Mortgage-backed securities: GSE residential	164,249	(841)	20,011	(611)	184,260	(1,452)
Trust preferred securities	—	—	1,906	(1,224)	1,906	(1,224)
Other securities	1,966	(34)	—	—	1,966	(34)
Total	$204,325	$(1,049)	$35,867	$(1,984)	$240,192	$(3,033)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,845	$(214)	$—	$—	$35,845	$(214)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2016, there were no available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2015 there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $12,971,000 and unrealized losses of $126,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016 and December 31, 2015 there were no held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2016 there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were two obligations of states and political subdivisions with a fair value of $979,000 and unrealized losses of $23,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2016 there were two mortgage-backed securities with a fair value of $5,878,000 and unrealized losses of $270,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there were seven mortgage-backed security with a fair value of $20,011,000 and unrealized losses of $611,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2016, there was one trust preferred security with a fair value of $1,652,000 and unrealized losses of $1,398,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2015, there was one trust preferred securities with a fair value of $1,906,000 and unrealized losses of $1,224,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2016 or 2015.  Because the Company does not intend to sell the remaining security and it is not more-likely-than-not that the Company will be required to sell this securities before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2016. However, future downgrades or additional deferrals and defaults in the security could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the impaired trust preferred security remaining as of December 31, 2016 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,050	$1,652	$(1,398)	$(1,111)

Other securities. At December 31, 2016 and 2015, there was one other security with a fair value of $1,995,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2015, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2016 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Accumulated Credit Losses as of December 31:
	2016	2015	2014
Credit losses on trust preferred securities held:
Beginning of period	$1,111	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	—	—	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$1,111	$1,111	$1,111

Maturities of investment securities were as follows at December 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$83,588	$81,998
Due after one-five years	128,818	128,318
Due after five-ten years	93,754	91,958
Due after ten years	3,906	2,583
	310,066	304,857
Mortgage-backed securities: GSE residential	318,829	314,991
Total available-for-sale	628,895	619,848
Held-to-maturity:
Due in one year or less	44,992	43,798
Due after one-five years	29,239	29,298
Due after five-ten years	—	—
Due after ten years	—	—
Total held-to-maturity	74,231	$73,096

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2016 and 2015 follows (in thousands):

	2016	2015
Construction and land development	$49,366	$39,232
Farm loans	126,216	122,579
1-4 Family residential properties	328,119	232,351
Multifamily residential properties	83,478	45,765
Commercial real estate	633,694	409,487
Loans secured by real estate	1,220,873	849,414
Agricultural loans	86,735	75,998
Commercial and industrial loans	412,637	305,851
Consumer loans	38,404	42,097
All other loans	77,602	11,317
Gross loans	1,836,251	1,284,677
Less: Loans held for sale	1,175	968
	1,835,076	1,283,709
Less:
Net deferred loan fees, premiums and discounts	10,259	2,788
Allowance for loan losses	16,753	14,576
Net loans	$1,808,064	$1,266,345

Net loans increased $541.7 million as of December 31, 2016 compared to December 31, 2015. Of this increase, approximately $439.1 million is a result of the acquisition of First Clover Leaf Bank. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,175,000 and $968,000 at December 31, 2016 and 2015, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2016, the Company’s loan portfolio included $213.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $171.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $14.4 million from $198.6 million at December 31, 2015 while loans concentrated in other grain farming increased $9.8 million from $161.5 million at December 31, 2015.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $103.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $134.0 million of loans to lessors of non-residential buildings, $139.6 million of loans to lessors of residential buildings and dwellings, and $54.3 million of loans to automobile dealers .

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

Impaired loans. The Company individually evaluates certain loans for impairment.  In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For loans greater than $250,000 impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral do not justify the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Non-Impaired loans. Non-impaired loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as troubled debt restructurings. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Watch, Substandard, or Doubtful. Determining the appropriate level of the allowance for loan losses for all non-impaired loans is based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses is determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets are evaluated each quarter to determine if adjustments to the weighted average historical net losses is appropriate given these current influences on the risk profile of each loan segment. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016, 2015 and 2014 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of period	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Loans acquired with deteriorated credit quality	$14	$—	$—	$—	$—	$14
Loans:
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992
Ending Balance:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	$1,199,003	$211,168	$360,825	$41,644	$—	$1,812,640
Loans acquired with deteriorated credit quality	$3,840	$—	$4,246	$—	$—	$8,086

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of period	$11,379	$1,337	$994	$642	$224	$14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans:
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889
Ending balance:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	$806,992	$197,636	$232,348	$43,739	$—	$1,280,715
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$10,646	$533	$771	$377	$922	$13,249
Provision charged to expense	192	825	135	167	(690)	629
Losses charged off	(86)	—	(140)	(311)	—	(537)
Recoveries	162	2	24	153	—	341
Balance, end of year	$10,914	$1,360	$790	$386	$232	$13,682
Ending balance:
Individually evaluated for impairment	$263	$—	$—	$—	$—	$263
Collectively evaluated for impairment	$10,651	$1,360	$790	$386	$232	$13,419
Loans:
Ending balance	$684,552	$178,091	$184,661	$15,102	$—	$1,062,406
Ending balance:
Individually evaluated for impairment	$3,301	$—	$—	$—	$—	$3,301
Collectively evaluated for impairment	$681,251	$178,091	$184,661	$15,102	$—	$1,059,105

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

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, collateral support, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continuous basis. The Company uses the following definitions for risk ratings, which are commensurate with a loan considered "criticized":

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2016 and 2015 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$48,877	$39,067	$118,934	$118,103	$318,921	$224,552	$81,018	$45,180
Watch	—	—	5,190	2,282	918	1,454	1,651	243
Substandard	227	142	1,984	2,089	6,576	5,565	531	317
Doubtful	—	—	—	—	—	—	—	—
Total	$49,104	$39,209	$126,108	$122,474	$326,415	$231,571	$83,200	$45,740

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$610,025	$386,769	$81,922	$75,437	$397,762	$298,633	$37,624	$41,278
Watch	5,229	10,498	3,271	210	8,485	4,686	17	—
Substandard	14,881	11,905	1,492	239	2,786	1,741	387	301
Doubtful	—	—	—	—	—	—	—	—
Total	$630,135	$409,172	$86,685	$75,886	$409,033	$305,060	$38,028	$41,579

	All Other Loans		Total Loans
	2016	2015	2016	2015
Pass	$74,377	$11,198	$1,769,460	$1,240,217
Watch	2,892	—	27,653	19,373
Substandard	15	—	28,879	22,299
Doubtful	—	—	—	—
Total	$77,284	$11,198	$1,825,992	$1,281,889

The following table presents the Company’s loan portfolio aging analysis at December 31, 2016 and 2015 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2016
Construction and land development	$—	$—	$—	$—	$49,104	$49,104	$—
Farm loans	—	131	293	424	125,684	126,108	—
1-4 Family residential properties	1,854	713	1,008	3,575	322,840	326,415	105
Multifamily residential properties	—	—	240	240	82,960	83,200	—
Commercial real estate	1,662	716	43	2,421	627,714	630,135	—
Loans secured by real estate	3,516	1,560	1,584	6,660	1,208,302	1,214,962	105
Agricultural loans	365	84	37	486	86,199	86,685	—
Commercial and industrial loans	395	155	249	799	408,234	409,033	—
Consumer loans	192	37	11	240	37,788	38,028	—
All other loans	—	—	—	—	77,284	77,284	—
Total loans	$4,468	$1,836	$1,881	$8,185	$1,817,807	$1,825,992	$105
December 31, 2015
Construction and land development	$—	$—	$—	$—	$39,209	$39,209	$—
Farm loans	106	—	—	106	122,368	122,474	—
1-4 Family residential properties	1,059	742	154	1,955	229,616	231,571	—
Multifamily residential properties	—	—	—	—	45,740	45,740	—
Commercial real estate	251	67	31	349	408,823	409,172	—
Loans secured by real estate	1,416	809	185	2,410	845,756	848,166	—
Agricultural loans	65	74	—	139	75,747	75,886	—
Commercial and industrial loans	65	476	196	737	304,323	305,060	—
Consumer loans	137	42	13	192	41,387	41,579	—
All other loans	—	—	—	—	11,198	11,198	—
Total loans	$1,683	$1,401	$394	$3,478	$1,278,411	$1,281,889	$—

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

The following tables present impaired loans as of December 31, 2016 and 2015 (in thousands):

	2016			2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$227	$227	$—	$—	$—	$—
Farm loans	—	—	—	430	430	—
1-4 Family residential properties	997	997	6	—	—	—
Multifamily residential properties	528	528	—	316	316	—
Commercial real estate	863	884	—	—	—	—
Loans secured by real estate	2,615	2,636	6	746	746	—
Agricultural loans	1,345	1,345	660	—	—	—
Commercial and industrial loans	1,093	1,191	192	405	405	134
Consumer loans	213	213	—	23	23	—
All other loans	—	—	—	—	—	—
Total loans	$5,266	$5,385	$858	$1,174	$1,174	$134
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$142	$707	$—
Farm loans	205	207	—	24	28	—
1-4 Family residential properties	2,497	3,207	—	1,373	1,688	—
Multifamily residential properties	3,419	3,547	—	1	1	—
Commercial real estate	6,224	6,802	—	304	325	—
Loans secured by real estate	12,345	13,763	—	1,844	2,749	—
Agricultural loans	43	66	—	79	79	—
Commercial and industrial loans	378	572	—	670	932	—
Consumer loans	206	211	—	242	256	—
All other loans	—	—	—	—	—	—
Total loans	$12,972	$14,612	$—	$2,835	$4,016	$—
Total loans:
Construction and land development	$227	$227	$—	$142	$707	$—
Farm loans	205	207	—	454	458	—
1-4 Family residential properties	3,494	4,204	6	1,373	1,688	—
Multifamily residential properties	3,947	4,075	—	317	317	—
Commercial real estate	7,087	7,686	—	304	325	—
Loans secured by real estate	14,960	16,399	6	2,590	3,495	—
Agricultural loans	1,388	1,411	660	79	79	—
Commercial and industrial loans	1,471	1,763	192	1,075	1,337	134
Consumer loans	419	424	—	265	279	—
All other loans	—	—	—	—	—	—
Total loans	$18,238	$19,997	$858	$4,009	$5,190	$134

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$229	$—	$142	$—	$933	$—
Farm loans	207	—	527	2	78	2
1-4 Family residential properties	2,988	22	1,440	14	1,276	12
Multifamily residential properties	3,824	55	323	—	—	—
Commercial real estate	6,675	36	310	2	2,205	2
Loans secured by real estate	13,923	113	2,742	18	4,492	16
Agricultural loans	1,394	—	82	—	—	—
Commercial and industrial loans	1,485	4	1,569	8	429	—
Consumer loans	557	2	319	2	25	1
All other loans	—	—	—	—	—	—
Total loans	$17,359	$119	$4,712	$28	$4,946	$17
The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $603,000 of 1-4 Family residential properties, $41,000 of commercial & industrial, $3,419,000 of multifamily residential properties, $2,116,000 of commercial real estate, and $6,000 of consumer loans at December 31, 2016 and $397,000 of 1-4 Family residential properties, $36,000 of commercial real estate loans, $147,000 of commercial and industrial loans and $21,000 of consumer loans at December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2016 and December 31, 2015 (in thousands). This table excludes purchased credit-impaired loans and performing troubled debt restructurings.

	2016	2015
Construction and land development	$227	$142
Farm loans	205	454
1-4 Family residential properties	2,890	975
Multifamily residential properties	528	317
Commercial real estate	4,971	269
Loans secured by real estate	8,821	2,157
Agricultural loans	1,388	79
Commercial and industrial loans	1,430	928
Consumer loans	414	248
All other loans	—	—
Total loans	$12,053	$3,412

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $12.1 million and $3.4 million at December 31, 2016 and 2015, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $133,000, $48,000 and $71,000 in 2016, 2015 and 2014, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at December 31, 2016 are as follows (in thousands):

December 31, 2016
1-4 Family residential properties	$622
Multifamily residential properties	1,011
Commercial real estate	3,723
Loans secured by real estate	5,356
Commercial and industrial loans	2,730
Carrying amount	8,086
Allowance for loan losses	14
Carrying amount, net of allowance	$8,072

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of December 31, 2016 approximately $1.2 million was accreted on the PCI loans acquired due to sales and charge offs on these loans. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of December 31, 2016, there was one loan with a change in expected cash flows and as a result, approximately $14,000 of provision was recorded. There were no other changes in the estimated expected cash flows for the period from acquisition to December 31, 2016.

The PCI loans acquired during the twelve months ended December 31, 2016 for which it was probable that all contractually required payments would not be collected were as follows (in thousands):

December 31, 2016
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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2016 and 2015 was $10,889,000 and $1,743,000, respectively.  Approximately $196,000 and $0 in specific reserves were established with respect to these loans as of December 31, 2016 and 2015, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2016 and 2015 (in thousands).

Troubled debt restructurings:	2016	2015
Construction and land development	$227	$142
Farm Loans	—	232
1-4 Family residential properties	1,753	515
Multifamily residential properties	3,419	—
Commercial real estate	4,125	124
Loans secured by real estate	9,524	1,013
Commercial and industrial loans	1,040	491
Consumer Loans	325	239
Total	$10,889	$1,743
Performing troubled debt restructurings:
1-4 Family residential properties	$603	$397
Multifamily residential properties	3,419	—
Farm Loans	—	—
Commercial real estate	2,116	36
Loans secured by real estate	6,138	433
Commercial and industrial loans	41	147
Consumer Loans	6	21
Total	$6,185	$601

The following table presents loans modified as TDRs during the years ended December 31, 2016 and 2015 as a result of various modified loan factors (in thousands):

	December 31, 2016			December 31, 2015
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	1	$227	(b)(c)	—	$—
Farm Loans	—	—		4	232	(b)(c)
1-4 Family residential properties	3	176	(c)	5	131	(b)(c)
Commercial real estate	1	42	(b)(c)	1	33	(b)(c)
Loans secured by real estate	5	445		10	396
Commercial and industrial loans	7	916	(b)(c)	5	375	(b)(c)
Consumer Loans	1	19	(c)	4	233	(b)(c)
Total	13	$1,380		19	$1,004

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is ninety days past due under the modified terms.  There was one loan modified as troubled debt restructurings during the prior twelve months that experienced a default during the year ended December 31, 2016. There were no loans in payment default as of December 31, 2015.

At December 31, 2016 and 2015, the balance of real estate owned includes $1,982,000 and $477,000, respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2016 and 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $661,000 and $55,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2016 and 2015 consisted of (in thousands):

	2016	2015
Land	$5,837	$6,112
Buildings and improvements	44,484	31,618
Furniture and equipment	18,340	16,621
Leasehold improvements	4,089	4,084
Construction in progress	286	1
Subtotal	73,036	58,436
Accumulated depreciation and amortization	32,744	27,096
Total	$40,292	$31,340

Depreciation and amortization expense was $2.5 million, $2.2 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2016 and 2015 (in thousands):

	2016		2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$61,551	$3,760	$44,767	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	9,644	15,202	8,017
Customer list intangibles	3,731	2,102	3,731	1,919
	$88,159	$18,521	$66,715	$16,711

During the third quarter of 2016, goodwill of $16.8 million was recorded for the acquisition of First Clover Leaf. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of First Clover Leaf Bank with First Mid Bank. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for First Clover Leaf and the amount of goodwill recorded (in thousands):

Purchase price		$8,741
Less purchase accounting adjustments:
Fair value of securities	737
Fair value of loans	3,475
Fair value of OREO	754
Fair value of premises and equipment	(1,963)
Fair value of time deposits	1,994
Fair value of FHLB advances	113
Fair value of subordinated debentures	(731)
Core deposit intangible	(4,660)
Other Assets	8,325
		8,044
Resulting goodwill from acquisition		$16,785

During the third quarter of 2015, goodwill of $14.3 million was recorded for the acquisition of twelve Old National Bank Branches. The goodwill consisted largely of the synergies and economies of scale expected from combining the operations of the Company and the ONB Branches. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes.

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

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing righted valued at $1,069,000. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2016 (in thousands):

December 31, 2016
Acquired Balance	1,069
Mortgage Servicing rights capitalized	14
Mortgage Servicing rights amortized	(98)
Ending Balance	$985

Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Core deposit intangibles	1,628	876	643
Customer list intangibles	183	15	—
Mortgage Servicing Rights	98	—	—
	$1,909	$891	$643

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/17	$1,496
For year ended 12/31/18	1,365
For year ended 12/31/19	1,243
For year ended 12/31/20	1,097
For year ended 12/31/21	875

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2016 and 2015, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2016 and 2015, deposits consisted of the following (in thousands):

	2016	2015
Demand deposits:
Non-interest bearing	$471,206	$342,636
Interest-bearing	716,204	490,838
Savings	356,740	325,836
Money market	432,656	329,820
Time deposits	353,081	243,438
Total deposits	$2,329,887	$1,732,568

Total interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Interest-bearing demand	$274	$117	$101
Savings	445	398	375
Money market	719	605	588
Time deposits	1,275	1,162	1,287
Total	$2,713	$2,282	$2,351

As of December 31, 2016, 2015 and 2014, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

	2016	2015	2014
Outstanding	$151,262	$88,855	$98,445
Interest expense for the year	423	493	598

The following table shows the amount of maturities for all time deposits as of December 31, 2016:

Less than 1 year	$199,370
1 year to 2 years	83,005
2 years to 3 years	26,528
3 years to 4 years	29,072
4 years to 5 years	13,965
Over 5 years	1,141
Total	$353,081

In 2016 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $146.1 million in various checking accounts and time deposits as of December 31, 2016. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2016 and 2015 borrowings consisted of the following (in thousands):

	2016	2015
Securities sold under agreements to repurchase	$185,763	$128,842

Federal Home Loan Bank (FHLB) Fixed-term advances	40,094	20,000
Subordinated debentures	23,917	20,620
Other borrowings:
Due in one year or less	4,000	—
Due after one year	14,063	—
Total	$267,837	$169,462

Aggregate annual maturities of FHLB advances and subordinated debentures (excluding unamortized discounts and premiums) at December 31, 2016 are (in thousands):

	FHLB	Subordinated Debentures
2017	$5,000	$—
2018	20,000	—
2019	—	—
2020	5,000	—
2021	5,000	—
Thereafter	5,000	24,620
	$40,000	$24,620
Unamortized premium (discount)	$94	$(703)
	$40,094	$23,917

FHLB advances represent borrowings by First Mid Bank to fund loan demand.  At December 31, 2016 the advances totaling $40 million were as follows:

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 3-year maturity, at 1.30% due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99% due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

Securities sold under agreements to repurchase were $185.8 million at December 31, 2016, an increase of $57 million from $128.8 million at December 31, 2015. The increase during 2016 was primarily due to increases in balances of customers due to changes in cash flow needs for their businesses and balances acquired with First Clover Leaf Bank. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .05%.

	2016	2015	2014
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$185,763	$128,842	$121,869
Average amount outstanding for the year	129,734	113,748	97,478

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2016	December 31, 2015
US Treasury securities and obligations of U.S. government corporations & agencies	$100,526	$85,805
Obligations of states and political subdivisions	1,173	—
Mortgage-backed securities: GSE: residential	84,064	43,037
Total	$185,763	$128,842

At December 31, 2016, there was a $4 million outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 15, 2016 for one year as a revolving credit agreement with a maximum available balance of $15 million and was amended on September 7, 2016 to a maximum available balance of $10 million. The interest rate (2.9% at December 31, 2016) is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. Management believes the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2016 and 2015.

Also on September 7, 2016, as part of the amendment to the Northern Trust Company revolving credit agreement, the Company entered into a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (2.9% at December 31, 2016) and interest and principle payments are due quarterly. As of December 31, 2016, the balance due was $14.1 million. The loan is secured by all of the stock of First Mid Bank and First Clover Leaf Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2016 and 2015 the rate was 3.73% and 3.17%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.56% and 2.11% at December 31, 2016 and 2015). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.81% at December 31, 2016) and resets quarterly.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below).  Management believes that, as of December 31, 2016 and 2015, the Company,First Mid Bank, and First Clover Leaf Bank met all capital adequacy requirements.

As of December 31, 2016 and 2015, the most recent notification from the primary regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2016, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
Company	$270,062	12.79%	$168,902	> 8.00%	N/A	N/A
First Mid Bank	197,552	12.44%	127,054	> 8.00	$158,817	> 10.00%
First Clover Leaf Bank	78,145	15.08%	41,459	> 8.00	$51,824	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	253,258	11.99%	126,677	> 6.00	N/A	N/A
First Mid Bank	180,826	11.39%	95,290	> 6.00	127,054	> 8.00
First Clover Leaf Bank	78,145	15.08%	31,094	> 6.00	41,459	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	229,341	10.86%	95,008	> 4.50	N/A	N/A
First Mid Bank	180,826	11.39%	71,468	> 4.50	103,231	> 6.50
First Clover Leaf Bank	78,145	15.08%	23,321	> 4.50	33,685	> 6.50
Tier 1 Capital (to average assets)
Company	253,258	9.19%	110,242	> 4.00	N/A	N/A
First Mid Bank	180,826	8.62%	83,938	> 4.00	104,922	> 5.00
First Clover Leaf Bank	78,145	12.04%	25,963	> 4.00	32,453	> 5.00
December 31, 2015
Total Capital (to risk-weighted assets)
Company	$204,033	14.25%	$114,576	> 8.00%	N/A	N/A
First Mid Bank	195,937	13.75%	114,012	> 8.00	$142,514	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	189,457	13.23%	85,932	> 6.00	N/A	N/A
First Mid Bank	181,361	12.73%	85,509	> 6.00	114,012	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	142,057	9.92%	64,449	> 4.50	N/A	N/A
First Mid Bank	181,361	12.73%	64,131	> 4.50	92,634	> 6.50
Tier 1 Capital (to average assets)
Company	189,457	9.20%	82,385	> 4.00	N/A	N/A
First Mid Bank	181,361	8.83%	82,137	> 4.00	102,671	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2016 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2016, the Company, First Mid Bank, and First Clover Leaf Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and First Clover Leaf Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks. The decrease in capital ratios from December 31, 2015 is primarily due to additional assets from the acquisition of the ONB Branches.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2016 and 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2016 and 2015,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$136,324	$—	$136,324	$—
Obligations of states and political subdivisions	162,705	—	162,705	—
Mortgage-backed securities	314,991	—	314,991	—
Trust preferred securities	1,652	—	—	1,652
Other securities	4,176	144	4,032	—
Total available-for-sale securities	$619,848	$144	$618,052	$1,652
December 31, 2015
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,141	$—	$90,141	$—
Obligations of states and political subdivisions	110,717	—	110,717	—
Mortgage-backed securities	312,054	—	312,054	—
Trust preferred securities	1,906	—	—	1,906
Other securities	4,030	64	3,966	—
Total available-for-sale securities	$518,848	$64	$516,878	$1,906

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 is summarized as follows (in thousands):

	Trust Preferred Securities
	December 31, 2016	December 31, 2015
Beginning balance	$1,906	$364
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	—	—
Included in other comprehensive income (loss)	(174)	1,712
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(80)	(170)
Ending balance	$1,652	$1,906
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of December 31, 2016 was $8,370,000 and a fair value of $6,938,000 resulting in specific loss exposures of $1,432,000. As of December 31, 2015, the total carrying amount of loans for which a specific reserve had been established was $428,000. These loans had a fair value of $294,000 which resulted in specific loss exposures of $134,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2016 was $1,982,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $173,000. The total carrying amount of other real estate owned as of December 31, 2015 was $477,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $423,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans (collateral dependent)	$6,938	$—	$—	$6,938
Foreclosed assets held for sale	173	—	—	173
December 31, 2015
Impaired loans (collateral dependent)	$294	$—	$—	$294
Foreclosed assets held for sale	423	—	—	423

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2016.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,652	Discounted cash flow	Discount rate	13.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	22.4%
			Probability of default	0.5%
			Projected cures given deferral	0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	6,938	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	173	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and due from banks	$137,002	$137,002	$137,002	$—	$—
Federal funds sold	38,900	38,900	38,900	—	—
Certificates of deposit investments	14,643	14,651	—	14,651	—
Available-for-sale securities	619,848	619,848	144	618,052	1,652
Held-to-maturity securities	74,231	73,096	—	73,096	—
Loans held for sale	1,175	1,175	—	1,175	—
Loans net of allowance for loan losses	1,808,064	1,795,764	—	—	1,795,764
Interest receivable	10,553	10,553	—	10,553	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	2,329,887	2,331,725	—	1,976,806	354,919
Securities sold under agreements to repurchase	185,763	185,766	—	185,766	—
Interest payable	535	535	—	535	—
Federal Home Loan Bank borrowings	40,094	40,318	—	40,318	—
Other borrowings	18,063	18,063	—	18,063	—
Junior subordinated debentures	23,917	17,068	—	17,068	—

December 31, 2015
Financial Assets
Cash and due from banks	$115,292	$115,292	$115,292	$—	$—
Federal funds sold	492	492	492	—	—
Certificates of deposit investments	25,000	25,056	—	25,056	—
Available-for-sale securities	518,848	518,848	64	516,878	1,906
Held-to-maturity securities	85,208	85,737	—	85,737	—
Loans held for sale	968	968	—	968	—
Loans net of allowance for loan losses	1,266,345	1,265,126	—	—	1,265,126
Interest receivable	8,085	8,085	—	8,085	—
Federal Reserve Bank stock	2,272	2,272	—	2,272	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	1,732,568	1,732,463	—	1,489,130	243,333
Securities sold under agreements to repurchase	128,842	128,843	—	128,843	—
Interest payable	356	356	—	356	—
Federal Home Loan Bank borrowings	20,000	20,422	—	20,422	—
Junior subordinated debentures	20,620	13,207	—	13,207	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2016, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,590,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,590,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2016 and 2015 the Company issued 4,683 common shares and 6,153 common shares, respectively, pursuant to the DCP.

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

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vested over a four-year period and options granted to directors vested at the time they were issued. Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI Plan. There have been no options awarded since 2008. During 2016 and 2015, the Company awarded 13,912 and 18,002 shares, respectively. During 2014, 19,377 shares as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2016, 2015 or 2014.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Stock and stock unit awards:
Pre-tax compensation expense	$384	$378	$376
Income tax benefit	(134)	(132)	(132)
Total share-based compensation expense, net of income taxes	$250	$246	$244

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2016, 2015 and 2014, and changes during the years then ended is presented below:

	2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	45,500	$24.67
Granted	0	0.00
Exercised	(2,500)	24.86
Forfeited or expired	(2,500)	24.86
Outstanding, end of year	40,500	$24.65	1.42	$378,850
Exercisable, end of year	40,500	$24.65	1.42	$378,850

The total intrinsic value of options exercised during 2016 was $14,000. Stock options for 0 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2016 because they were anti-dilutive.

	2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	52,000	$24.64
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(6,500)	24.43
Outstanding, end of year	45,500	$24.67	2.42	$63,000
Exercisable, end of year	45,500	$24.67	2.42	$63,000

There were no options exercised during 2015. Stock options for 24,500 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2015 because they were anti-dilutive.

	2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	128,750	$26.20
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(76,750)	27.25
Outstanding, end of year	52,000	$24.64	3.43	$—
Exercisable, end of year	52,000	$24.64	3.43	$—

There were no options exercised during 2014. Stock options for 52,000 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2014 because they were anti-dilutive.

The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2016:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$22.50 to $24.50	19,000	1.96	$23.00	19,000	$23.00
$24.50 to $26.50	21,500	0.95	$26.10	21,500	$26.10
	40,500	1.42	$24.65	40,500	$24.65

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  During 2015, the Board approved a revision to the LTIP, whereby all awards granted to participants were stock unit awards, cumulative with a three-year performance period and to be settled entirely in shares. All other provisions of the plan remain the same. The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	30,169	$20.87	26,897	$22.95	24,799	$24.16
Granted	13,912	26.09	18,002	20.14	19,377	22.00
Vested	(11,743)	22.18	(14,730)	23.77	(14,499)	23.72
Forfeited	0	0.00	0	0.00	(2,780)	23.12
Nonvested, end of year	32,338	$22.64	30,169	$20.87	26,897	$22.95
Fair value of shares vested		$260,483		$350,075		$343,910

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2016, 2015 and 2014, there was $344,000, $386,000, and $435,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over the remainder of the three-year period.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,383,000, $1,080,000 and $1,074,000 in 2016, 2015 and 2014, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to a senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $43,000, $29,000 and $15,000 in 2016, 2015 and 2014, respectively. The current liability recorded for these two agreements was $658,000 and $715,000, as of December 31, 2016 and 2015, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current
Federal	$11,375	$7,357	$6,956
State	2,953	1,841	2,287
Total Current	14,328	9,198	9,243
Deferred
Federal	(1,940)	(84)	(17)
State	(448)	104	28
Total Deferred	(2,388)	20	11
Total	$11,940	$9,218	$9,254

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2016, 2015 and 2014, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows (in thousands):

	2016	2015	2014
Expected income taxes	$11,823	$9,006	$8,650
Effects of:
Tax-exempt income from bank owned life insurance	(235)	—	—
Other tax exempt income	(1,577)	(1,103)	(954)
Nondeductible interest expense	21	11	10
State taxes, net of federal taxes	1,628	1,264	1,505
Other items	280	41	43
Effect of marginal tax rate	—	(1)	—
Total	$11,940	$9,218	$9,254

Tax expense recorded by the Company during 2016, 2015 and 2014 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2013.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$6,599	$5,735
Available-for-sale investment securities	3,680	—
Deferred compensation	1,030	1,046
Supplemental retirement	259	281
Core deposit premium and other intangible assets	691	400
Other-than-temporary impairment on securities	438	438
Stock Compensation Expense	194	197
Deferred Revenue	101	98
Purchase Accounting	1,791	—
Acquisition Costs	319	430
Other	966	155
Total gross deferred tax assets	16,068	8,780
Deferred tax liabilities:
Deferred loan costs	178	133
Intangibles amortization	4,467	3,791
Prepaid expenses	383	340
FHLB stock dividend	380	278
Depreciation	740	766
Purchase accounting	—	7
Accumulated accretion	72	72
Mortgage servicing rights	387	—
Available-for-sale investment securities	—	462
Total gross deferred tax liabilities	6,607	5,849
Net deferred tax assets	$9,461	$2,931

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2016 and 2015 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 16 -- Dividend Restrictions

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank and First Clover Leaf Bank.  Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years. Factors that could adversely affect First Mid Bank’s net income include other-than-temporary impairment on investment securities that result in credit losses and economic conditions in industries where there are concentrations of loans outstanding that result in impairment of these loans and, consequently loan charges and the need for increased allowances for losses. See “Item 1A. Risk Factors,” Note 4 – “Investment Securities” and Note 5 – “Loans” for a more detailed discussion of the factors.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank and First Clover Leaf Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2016.  As of December 31, 2016, approximately $16.4 million was available to be paid as dividends to the Company by First Mid Bank and approximately $664,000 was available to be paid as dividends to the Company by First Clover Leaf Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank or First Clover Leaf Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Unused commitments and lines of credit:
Commercial real estate	$128,576	$27,806
Commercial operating	236,182	174,317
Home equity	40,896	33,028
Other	70,092	56,353
Total	$475,746	$291,504
Standby letters of credit	$9,339	$6,806

The increase in 2016 was primarily due to outstanding commitments acquired in the acquisition of First Clover Leaf during the third quarter of 2016. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2016 and 2015. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $54,502,000 and $56,045,000 at December 31, 2016 and 2015, respectively.  Activity during 2016 and 2015 was as follows (in thousands):

	2016	2015
Beginning balance	$56,045	$62,478
New loans	5,450	80
Loan repayments	(6,993)	(6,513)
Ending balance	$54,502	$56,045

Deposits from related parties held by First Mid Bank and First Clover Leaf Bank at December 31, 2016 and 2015 totaled $156,709,000 and $107,606,000, respectively.

Note 19 -- Business Combinations

First Clover Leaf Financial Corp.

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

At the effective time of the Merger, 25% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive $12.87 per share, for an approximate aggregate total of $22,545,000 in cash, and 75% of the shares of First Clover Leaf common stock issued and outstanding immediately prior to the effective time of the Merger converted into the right to receive 0.495 shares of the Company’s common stock, par value $4.00 per share, for an approximate aggregate total of 2,600,616 shares of the Company’s common stock. Cash in lieu of fractional shares of Company common stock were issued in connection with the Merger.

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

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash and due from banks	59,320	—	59,320
Investment Securities	109,911	(737)	109,174
Loans	448,668	(10,403)	438,265
Allowance for loan losses	(6,928)	6,928	—
Other real estate owned	2,741	(754)	1,987
Premises and equipment	9,618	1,963	11,581
Goodwill	11,385	5,400	16,785
Core deposit intangible	99	4,561	4,660
Other assets	23,974	3,159	27,133
Total assets acquired	$658,788	$10,117	$668,905
Liabilities and Stockholders' Equity
Deposits	534,692	1,994	536,686
Securities sold under agreements to repurchase	23,263	—	23,263
FHLB advances	15,000	113	15,113
Subordinated debentures	4,000	(731)	3,269
Other liabilities	2,103	—	2,103
Total liabilities assumed	579,058	1,376	580,434
Net Assets Acquired	$79,730	$8,741	$88,471

Consideration Paid
Cash			22,545
Common Stock			65,926
Total Consideration Paid			$88,471

The Company has recognized approximately $1,340,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition. These costs are included in legal and professional and other expense. The operating results of First Clover Leaf Bank since acquisition, including revenue of $7,417,000 and net income of $2,514,000, are also included in the Company’s consolidated financial statements. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, is being amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Clover Leaf acquisition taken place at the beginning of the period (in thousands, except share data):

	Twelve months ended December 31,
	2016	2015
Net interest income	85,004	76,619
Provision for loan losses	3,556	1,548
Non-interest income	29,118	23,217
Non-interest expense	73,997	66,864
Income before income taxes	36,569	31,424
Income tax expense	12,910	10,671
Net income	23,659	20,753
Dividends on preferred shares	825	1,650
Net income available to common stockholders	$22,834	$19,103

Earnings per share
Basic	$2.25	$2.39
Diluted	$2.22	$2.22

Basic weighted average shares outstanding	10,149,099	7,985,089
Diluted weighted average shares outstanding	10,663,710	9,347,288

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

Old National Bank Branches

On August 14, 2015, First Mid-Illinois Bank completed the acquisition of twelve Illinois bank branches from Old National Bank, a national banking association having its principal office in Evansville, Indiana. The acquisition expanded First Mid Bank's service area into Southern Illinois and provided a stable source of core deposits. Pursuant to the terms of the Branch Purchase and Assumption Agreement, dated January 30, 2015, as amended, by and between First Mid Bank and Old National Bank, First Mid Bank, among other matters, assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, furniture, and other fixed operating assets associated with the ONB Branches. The deposit and loan balances assumed were approximately $453 million and $156 million at book value, respectively. First Mid Bank also assumed certain leases, and entered into certain subleases, related to the ONB Branches.

First Mid Bank agreed to pay Old National Bank the sum of: (i) a deposit premium of 3.6% on the amount of deposit accounts of the ONB Branches, other than brokered deposits and municipal deposits, which equated to approximately $15.9 million, (ii) $500,000, representing the fixed deposit premium related to the municipal deposits of the ONB Branches, (iii) the principal amount of the loans being purchased, plus the accrued but unpaid interest, (iv) the aggregate net book value of the other assets purchased including facilities of approximately $4.5 million, and (v) the aggregate amount of cash on hand of $2.7 million as of the closing. The acquisition was settled by Old National Bank paying cash of approximately $276.8 million to First Mid Bank for the difference between these amounts and the total deposits assumed.

The purchase was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash	279,468	—	279,468
Loans	155,774	(3,377)	152,397
Premises and equipment	4,547	(125)	4,422
Goodwill	—	14,274	14,274
Core deposit intangible	—	6,216	6,216
Other assets	1,433	(259)	1,174
Total assets acquired	$441,222	$16,729	457,951
Liabilities
Deposits	452,810	837	453,647
Securities sold under agreements to repurchase	3,797	—	3,797
Other liabilities	507	—	507
Total liabilities assumed	457,114	837	457,951

The Company recognized approximately $1.4 million of costs related to completion of the acquisition during 2015. These acquisition costs are included in legal and professional and other expense. The difference between the fair value and acquired value of the purchased loans of $3,377,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $837,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $6,216,000, is being amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

Twelve months ended
December 31, 2015
Net interest income	66,680
Provision for loan losses	1,483
Non-interest income	26,001
Non-interest expense	59,944
Income before income taxes	31,254
Income tax expense	11,207
Net income	20,047
Dividends on preferred shares	2,200
Net income available to common stockholders	$17,847

Earnings per share
Basic	$2.30
Diluted	$2.19

Basic weighted average shares outstanding	7,775,490
Diluted weighted average shares outstanding	9,137,689
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

Note 20 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $2,620,000, $1,749,000 and $1,240,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2017	$2,625
2018	2,348
2019	2,348
2020	1,882
2021	1,881
Thereafter	34,722
Total minimum lease payments	$45,806

Note 21 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2016	2015
Assets
Cash	$2,382	$1,660
Premises and equipment, net	2,648	2,713
Investment in subsidiaries	315,752	222,116
Other assets	2,982	950
Total Assets	$323,764	$227,439
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$—	$550
Debt	41,979	20,620
Other liabilities	1,112	1,260
Total Liabilities	43,091	22,430
Stockholders’ equity	280,673	205,009
Total Liabilities and Stockholders’ equity	$323,764	$227,439

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2016	2015	2014
Income:
Dividends from subsidiaries	$19,475	$6,094	$7,900
Other income	66	66	65
Total income	19,541	6,160	7,965
Operating expenses	3,491	2,556	2,425
Income before income taxes and equity in undistributed earnings of subsidiaries	16,050	3,604	5,540
Income tax benefit	1,073	974	948
Income before equity in undistributed earnings of subsidiaries	17,123	4,578	6,488
Equity in undistributed earnings of subsidiaries	4,717	11,934	8,973
Net income	21,840	16,512	15,461
Other comprehensive income (loss), net of taxes	(6,484)	1,598	7,505
Comprehensive income	$15,356	$18,110	$22,966

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$21,840	$16,512	$15,461
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	87	87	110
Dividends received from subsidiary	19,475	6,094	7,900
Equity in undistributed earnings of subsidiaries	(4,717)	(11,934)	(8,973)
Increase in other assets	(111,379)	(4,707)	(7,412)
Increase in other liabilities	153	37	260
Net cash provided by (used in) operating activities	(74,541)	6,089	7,346

Cash flows from investing activities:
Investment in subsidiary	(5,000)	(27,825)	—
Net cash from business acquisition	68,798	—	—
Net cash provided by (used in) investing activities	63,798	(27,825)	—

Cash flows from financing activities:
Repayment of short-term debt	(3,000)	—	—
Proceeds from short-term debt	7,000	—	—
Repayment of long-term debt	(938)	—	—
Proceeds from long-term debt	15,000	—	—
Conversion of preferred stock to shares of common stock	(27,500)	—	(24,635)
Proceeds from issuance of common stock	27,695	28,222	25,123
Direct expense related to capital transactions	(229)	—	—
Purchase of treasury stock	—	(1,066)	(1,763)
Dividends paid on preferred stock	(1,286)	(2,002)	(4,339)
Dividends paid on common stock	(5,277)	(3,487)	(2,648)
Net cash provided by (used in) financing activities	11,465	21,667	(8,262)
Increase (decrease) in cash	722	(69)	(916)
Cash at beginning of year	1,660	1,729	2,645
Cash at end of year	$2,382	$1,660	$1,729

Note 22 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2016 and 2015 (in thousands):

	Quarters ended in 2016
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$16,979	$16,883	$18,623	$23,011
Interest expense	892	913	1,000	1,487
Net interest income	16,087	15,970	17,623	21,524
Provision for loan losses	113	733	1,081	899
Net interest income after provision for loan losses	15,974	15,237	16,542	20,625
Other income	6,644	6,459	6,898	6,911
Other expense	15,171	14,143	15,320	16,876
Income before income taxes	7,447	7,553	8,120	10,660
Income taxes	2,641	2,624	2,812	3,863
Net income	4,806	4,929	5,308	6,797
Dividends on preferred shares	550	275	—	—
Net income available to common stockholders	$4,256	$4,654	$5,308	$6,797
Basic earnings per common share	$0.50	$0.51	$0.51	$0.55
Diluted earnings per common share	0.49	0.50	0.51	0.55

	Quarters ended in 2015
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,439	$14,172	$14,943	$16,697
Interest expense	827	828	947	897
Net interest income	12,612	13,344	13,996	15,800
Provision for loan losses	265	143	481	429
Net interest income after provision for loan losses	12,347	13,201	13,515	15,371
Other income	4,799	4,537	5,009	6,199
Other expense	10,804	11,230	12,882	14,332
Income before income taxes	6,342	6,508	5,642	7,238
Income taxes	2,303	2,352	1,979	2,584
Net income	4,039	4,156	3,663	4,654
Dividends on preferred shares	550	550	550	550
Net income available to common stockholders	$3,489	$3,606	$3,113	$4,104
Basic earnings per common share	$0.50	$0.50	$0.37	$0.49
Diluted earnings per common share	0.48	0.49	0.37	0.48

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Decatur, Illinois
March 3, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”  As permitted, the Company excluded the operations of First Clover Leaf Bank acquired on September 8, 2016, from the scope of the assessment. Based on the assessment, management determined that, as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 3, 2017

Joseph R. Dively
President and Chief Executive Officer

 Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of First Clover Leaf Bank acquired on September 8, 2016, from the scope of the management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 3, 2017 expressed an unqualified opinion thereon.

Decatur, Illinois
March 3, 2017

ITEM 9B.	OTHER INFORMATION

On February 28, 2017 the Board of Directors of First Mid-Illinois Bancshares, Inc. (the "Company") approved an Executive Employment Agreement entered into between the Company and Eric S. McRae effective February 1, 2017, for three years, until December 31, 2019, under which Mr. McRae agrees to serve as Executive Vice President of the Company (the "McRae Agreement"). Under the McRae Agreement, Mr. McRae will receive an annual base salary of $252,049 and will participate in the Company's Incentive Compensation Plan and Deferred Compensation Plan. The McRae Agreement also provides Mr. McRae with severance benefits in the event of the termination of his employment under certain circumstances and contains certain confidentiality and non-competition and non-solicitation provisions. The McRae Agreement is filed as Exhibit 10.7 and is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		355,146	(1)
(B) Stock Incentive Plan	40,500	(2)	$24.65	(3)	225,349	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	40,500		$24.65		580,495

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock options, restricted stock and/or restricted stock units.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2016 and 2015

•	Consolidated Statements of Income -- For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2016, 2015 and 2014.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

ITEM 16.	FORM 10-K SUMMARY

None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 3, 2017
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 3rd day of March 2017, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Michael L. Taylor, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Holly A. Bailey, Director
Robert Cook, Director
Steven L. Grissom, Director
Gary W. Melvin, Director
William S. Rowland, Director

Ray A. Sparks, Director

Mary J. Westerhold, Director
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

2.3
Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated as of April 26, 2016                                                                                                                                                                                                                        Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 26, 2016.

2.4
First Amendment to Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and First Clover Leaf Financial Corp., dated as of June 6, 2016                                                                                                                                                                                                                                 Incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016.

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

10.2
Amended and Restated Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2017.

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

10.7	Employment Agreement between the Company and Eric S. McRae (Filed herewith)
10.8	Employment Agreement between the Company and Bradley L. Beesley (file herewith)
10.9
Employment Agreement between the Company and Christopher L. Slabach
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2013.

10.10
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

10.20
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