Form 10-Q
period 2017-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2017-05-10
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

As of May 9, 2017, 12,488,787 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks:
Non-interest bearing	$54,775	$57,988
Interest bearing	57,984	79,014
Federal funds sold	491	38,900
Cash and cash equivalents	113,250	175,902
Certificates of deposit investments	1,685	14,643
Investment securities:
Available-for-sale, at fair value	694,321	619,848
Held-to-maturity, at amortized cost (estimated fair value of $73,754 and $73,096 at March 31, 2017 and December 31, 2016, respectively)	74,256	74,231
Loans held for sale	1,578	1,175
Loans	1,794,084	1,824,817
Less allowance for loan losses	(17,846)	(16,753)
Net loans	1,776,238	1,808,064
Interest receivable	9,786	10,553
Other real estate owned	2,433	1,982
Premises and equipment, net	39,517	40,292
Goodwill, net	57,791	57,791
Intangible assets, net	12,285	12,832
Bank owned life insurance	41,600	41,318
Other assets	24,706	25,904
Total assets	$2,849,446	$2,884,535
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$456,038	$471,206
Interest bearing	1,873,491	1,858,681
Total deposits	2,329,529	2,329,887
Securities sold under agreements to repurchase	143,864	185,763
Interest payable	484	535
FHLB borrowings	40,080	40,094
Other borrowings	13,125	18,063
Junior subordinated debentures	23,938	23,917
Other liabilities	7,688	5,603
Total liabilities	2,558,708	2,603,862
Stockholders’ Equity:
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,033,530 and 13,020,742 shares in 2017 and 2016, respectively	54,134	54,083
Additional paid-in capital	159,527	158,671
Retained earnings	92,483	86,216
Deferred compensation	2,568	3,201
Accumulated other comprehensive loss	(2,555)	(5,761)
Less treasury stock at cost, 549,743 shares in 2017 and 2016	(15,419)	(15,737)
Total stockholders’ equity	290,738	280,673
Total liabilities and stockholders’ equity	$2,849,446	$2,884,535

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$19,927	$13,592
Interest on investment securities	4,040	3,221
Interest on certificates of deposit investments	25	73
Interest on federal funds sold	61	—
Interest on deposits with other financial institutions	129	93
Total interest income	24,182	16,979
Interest expense:
Interest on deposits	879	579
Interest on securities sold under agreements to repurchase	40	18
Interest on FHLB borrowings	151	150
Interest on other borrowings	123	—
Interest on subordinated debentures	217	145
Total interest expense	1,410	892
Net interest income	22,772	16,087
Provision for loan losses	1,722	113
Net interest income after provision for loan losses	21,050	15,974
Other income:
Trust revenues	930	981
Brokerage commissions	505	448
Insurance commissions	1,625	1,333
Service charges	1,712	1,509
Securities gains, net	—	260
Mortgage banking revenue, net	193	95
ATM / debit card revenue	1,568	1,489
Bank owned life insurance	281	9
Other	682	520
Total other income	7,496	6,644
Other expense:
Salaries and employee benefits	9,935	7,847
Net occupancy and equipment expense	3,133	2,879
Net other real estate owned (income) expense	18	(19)
FDIC insurance	179	266
Amortization of intangible assets	547	455
Stationery and supplies	185	201
Legal and professional	831	784
Marketing and donations	294	962
Other	4,080	1,796
Total other expense	19,202	15,171
Income before income taxes	9,344	7,447
Income taxes	3,080	2,641
Net income	6,264	4,806
Dividends on preferred shares	—	550
Net income available to common stockholders	$6,264	$4,256
Per share data:
Basic net income per common share available to common stockholders	$0.50	$0.50
Diluted net income per common share available to common stockholders	$0.50	$0.49

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2017	2016
Net income	$6,264	$4,806
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(2,037) and $(1,663) for three months ended March 31, 2017 and 2016, respectively.	3,189	2,607
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(11) and $(69) for three months ended March 31, 2017 and 2016, respectively.	17	107
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $101 for three months ended March 31, 2017 and 2016, respectively.	—	(159)
Other comprehensive income, net of taxes	3,206	2,555
Comprehensive income	$9,470	$7,361

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,264	$4,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,722	113
Depreciation, amortization and accretion, net	2,025	1,720
Change in cash surrender value of bank owned life insurance	(281)	(9)
Stock-based compensation expense	62	89
Gains on investment securities, net	—	(260)
(Gain) Loss on sales of other real property owned, net	9	(23)
Donation of building	—	653
Loss on write down of fixed assets	—	13
Gains on sale of loans held for sale, net	(220)	(120)
Decrease in accrued interest receivable	767	493
(Decrease) increase in accrued interest payable	(44)	11
Origination of loans held for sale	(14,219)	(9,997)
Proceeds from sale of loans held for sale	14,036	9,347
Increase in other assets	(643)	(3,846)
Increase in other liabilities	2,083	1,911
Net cash provided by operating activities	11,561	4,901
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	12,958	3,228
Purchases of certificates of deposit investments	—	(12,958)
Proceeds from sales of securities available-for-sale	—	8,510
Proceeds from maturities of securities available-for-sale	15,617	25,383
Proceeds from maturities of securities held-to-maturity	—	15,000
Purchases of securities available-for-sale	(85,685)	(29,756)
Purchases of securities held-to-maturity	—	(27,000)
Net decrease in loans	30,104	5,775
Sale of premises and equipment	—	147
Purchases of premises and equipment	(503)	(127)
Proceeds from sales of other real property owned	173	179
Investment in bank owned life insurance	—	(25,000)
Net cash used in investing activities	(27,336)	(36,619)
Cash flows from financing activities:
Net (decrease) increase in deposits	(358)	7,786
Decrease in repurchase agreements	(41,899)	(12,153)
Repayment of short-term debt	(4,000)	—
Repayment of long-term debt	(938)	—
Proceeds from issuance of common stock	318	—
Net cash used in financing activities	(46,877)	(4,367)
Decrease in cash and cash equivalents	(62,652)	(36,085)
Cash and cash equivalents at beginning of period	175,902	115,784
Cash and cash equivalents at end of period	$113,250	$79,699

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2017	2016

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,461	$881
Income taxes	—	1,525
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	—	26
Net tax benefit related to option and deferred compensation plans	216	140

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2017 and 2016, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2017 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017. The Company operates as a one-segment entity for financial reporting purposes.

The 2016 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

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

Preferred Stock

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

Stock Plans

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2017 Stock Incentive Plan (“SI Plan”).  The SI Plan was implemented to succeed the Company’s 2007 Stock Incentive Plan, which had a ten-year term. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of common stock of the Company on the terms and conditions established in the SI Plan.

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded since 2008. The Company awarded 11,473 and 13,912 stock units during 2017 and 2016, respectively, under the 2007 Stock Incentive Plan.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2017
Net unrealized losses on securities available-for-sale	$(2,446)	$—	$(2,446)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(366)	—	(366)
Securities with other-than-temporary impairment losses	—	(1,375)	(1,375)
Tax benefit	1,096	536	1,632
Balance at March 31, 2017	$(1,716)	$(839)	$(2,555)

December 31, 2016
Net unrealized losses on securities available-for-sale	$(7,649)	$—	$(7,649)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(394)	—	(394)
Securities with other-than-temporary impairment losses	—	(1,398)	(1,398)
Tax benefit	3,135	545	3,680
Balance at December 31, 2016	$(4,908)	$(853)	$(5,761)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2017 and 2016, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income

	March 31,
	2017	2016
Unrealized gains on available-for-sale securities	—	260	Securities gains, net
			(Total reclassified amount before tax)
	—	(101)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$—	$159	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2017-08, Receivables-Nonrefundable Fees and Other Costs ("ASU 2017-08"). In March 2017, FASB issued ASU 2017-08. This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 early and there was not a significant impact on the Company's financial statements.

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

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management continues to evaluate the impact ASU 2016-13 will have on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$6,264,000	$4,806,000
Preferred stock dividends	—	(550,000)
Net income available to common stockholders	$6,264,000	$4,256,000
Weighted average common shares outstanding	12,475,728	8,455,507
Basic earnings per common share	$0.50	$0.50
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$6,264,000	$4,256,000
Effect of assumed preferred stock conversion	—	550,000
Net income applicable to diluted earnings per share	$6,264,000	$4,806,000
Weighted average common shares outstanding	12,475,728	8,455,507
Dilutive potential common shares:
Assumed conversion of stock options	9,179	178
Restricted stock awarded	836	5,232
Assumed conversion of preferred stock	—	1,355,348
Dilutive potential common shares	10,015	1,360,758
Diluted weighted average common shares outstanding	12,485,743	9,816,265
Diluted earnings per common share	$0.50	$0.49

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2017 and 2016 because they were anti-dilutive:

	Three months ended March 31,
	2017	2016
Stock options to purchase shares of common stock	—	24,500

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$160,380	$198	$(1,793)	$158,785
Obligations of states and political subdivisions	176,808	1,918	(1,706)	177,020
Mortgage-backed securities: GSE residential	353,907	1,083	(2,277)	352,713
Trust preferred securities	3,013	—	(1,375)	1,638
Other securities	4,034	141	(10)	4,165
Total available-for-sale	$698,142	$3,340	$(7,161)	$694,321
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,256	$301	$(803)	$73,754

December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$138,819	$13	$(2,508)	$136,324
Obligations of states and political subdivisions	164,163	1,346	(2,804)	162,705
Mortgage-backed securities: GSE residential	318,829	531	(4,369)	314,991
Trust preferred securities	3,050	—	(1,398)	1,652
Other securities	4,034	147	(5)	4,176
Total available-for-sale	$628,895	$2,037	$(11,084)	$619,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,231	$203	$(1,338)	$73,096

Trust preferred securities represents one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a remaining maturity of twenty years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Gross gains	$—	$260
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2017 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,609	$54,333	$34,843	$—	$158,785
Obligations of state and political subdivisions	17,262	88,371	70,737	650	177,020
Mortgage-backed securities: GSE residential	422	120,232	232,059	—	352,713
Trust preferred securities	—	—	—	1,638	1,638
Other securities	—	1,990	2,042	133	4,165
Total available-for-sale investments	$87,293	$264,926	$339,681	$2,421	$694,321
Weighted average yield	2.19%	2.38%	2.67%	2.31%	2.50%
Full tax-equivalent yield	2.62%	3.00%	3.10%	2.76%	3.00%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,993	$29,263	$—	$—	$74,256
Weighted average yield	1.79%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.79%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2017.

Investment securities carried at approximately $572 million and $509 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2017 and December 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$95,975	$(1,793)	$—	$—	$95,975	$(1,793)
Obligations of states and political subdivisions	74,883	(1,706)	—	—	74,883	(1,706)
Mortgage-backed securities: GSE residential	172,238	(2,038)	5,703	(239)	177,941	(2,277)
Trust preferred securities	—	—	1,638	(1,375)	1,638	(1,375)
Other securities	—	—	1,991	(10)	1,991	(10)
Total	$343,096	$(5,537)	$9,332	$(1,624)	$352,428	$(7,161)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,755	$(803)	$—	$—	$43,755	$(803)
December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,257	$(2,508)	$—	$—	$125,257	$(2,508)
Obligations of states and political subdivisions	93,405	(2,804)	—	—	93,405	(2,804)
Mortgage-backed securities: GSE residential	266,319	(4,099)	5,878	(270)	272,197	(4,369)
Trust preferred securities	—	—	1,652	(1,398)	1,652	(1,398)
Other securities	—	—	1,995	(5)	1,995	(5)
Total	$484,981	$(9,411)	$9,525	$(1,673)	$494,506	$(11,084)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,295	$(1,338)	$—	$—	$53,295	$(1,338)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2017 and December 31, 2016 , there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At March 31, 2017 and December 31, 2016 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2017 and December 31, 2016, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2017 there were three mortgage-backed securities with a fair value of $5,703,000 and unrealized losses of $239,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there were two mortgage-backed securities with a fair value of $5,878,000 and unrealized losses of $270,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2017, there was one trust preferred security with a fair value of $1,638,000 and unrealized loss of $1,375,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one trust preferred security with a fair value of $1,652,000 and unrealized loss of $1,398,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2017 or 2016.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at March 31, 2017. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Fair Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,013	$1,638	$(1,375)	$(1,111)

Other securities. At March 31, 2017 there was one other security with a fair value of $1,991,000 and unrealized losses of $10,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one other security with a fair value of $1,995,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2017 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands).

Accumulated Credit Losses
	March 31, 2017	March 31, 2016
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2017 and December 31, 2016 follows (in thousands):

	March 31, 2017	December 31, 2016
Construction and land development	$58,489	$49,366
Agricultural real estate	123,160	126,216
1-4 Family residential properties	321,238	328,119
Multifamily residential properties	74,882	83,478
Commercial real estate	627,415	633,694
Loans secured by real estate	1,205,184	1,220,873
Agricultural loans	76,782	86,735
Commercial and industrial loans	403,135	412,637
Consumer loans	36,070	38,404
All other loans	83,341	77,602
Total Gross loans	1,804,512	1,836,251
Less: Loans held for sale	1,578	1,175
	1,802,934	1,835,076
Less:
Net deferred loan fees, premiums and discounts	8,850	10,259
Allowance for loan losses	17,846	16,753
Net loans	$1,776,238	$1,808,064

Net loans decreased $31.8 million as of March 31, 2017 compared to December 31, 2016. The decrease was primarily due to seasonal paydowns on agricultural operating loans and payoffs of other loans that were not renewed. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2017, the Company’s loan portfolio included $199.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $162.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $13.1 million from $213.0 million at December 31, 2016 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $9.1 million from $171.3 million at December 31, 2016.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $112.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $141.7 million of loans to lessors of non-residential buildings, and $131.4 million of loans to lessors of residential buildings and dwellings.

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

Non-Impaired loans
Non-impaired loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as troubled debt restructurings. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Special Mention, Substandard, or Doubtful. Determining the appropriate level of the allowance for loan losses for all non-impaired loans is based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses is determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets are evaluated each quarter to determine if adjustments to the weighted average historical net losses is appropriate given these current influences on the risk profile of each loan segment. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

Due to weakened economic conditions during prior years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses.

The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses.  However, on an on-going basis the Company continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	1,466	69	146	50	(9)	1,722
Losses charged off	(612)	—	(49)	(102)	—	(763)
Recoveries	16	1	7	110	—	134
Balance, end of period	$13,771	$2,319	$978	$751	$27	$17,846
Ending balance:
Individually evaluated for impairment	$316	$709	$44	$1	$—	$1,070
Collectively evaluated for impairment	$13,455	$1,610	$909	$750	$27	$16,751
Acquired with deteriorated credit quality	$—	$—	$25	$—	$—	$25
Loans:
Individually evaluated for impairment	$10,656	$1,173	$4,093	$301	$—	$16,223
Collectively evaluated for impairment	$1,190,272	$198,588	$344,160	$38,451	$—	$1,771,471
Acquired with deteriorated credit quality	$3,820	$—	$4,148	$—	$—	$7,968
Ending balance	$1,204,748	$199,761	$352,401	$38,752	$—	$1,795,662

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	225	(68)	16	123	(183)	113
Losses charged off	(40)	—	(84)	(113)	—	(237)
Recoveries	225	1	—	58	—	284
Balance, end of period	$11,789	$1,270	$926	$710	$41	$14,736
Ending balance:
Individually evaluated for impairment	$298	$—	$—	$—	$—	$298
Collectively evaluated for impairment	$11,491	$1,270	$926	$710	$41	$14,438
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$1,201	$430	$—	$—	$—	$1,631
Collectively evaluated for impairment	$820,655	$185,836	$226,675	$42,108	$—	$1,275,274
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Ending balance	$821,856	$186,266	$226,675	$42,108	$—	$1,276,905
Year ended December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of year	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Loans acquired with deteriorated credit quality	$14	$—	$—	$—	$—	$14
Loans:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	1,199,003	211,168	360,825	41,644	—	1,812,640
Acquired with deteriorated credit quality	3,840	—	4,246	—	—	8,086
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992

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

Special Mention. Loans classified as watch have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$58,303	$48,877	$116,138	$118,934	$305,288	$318,921	$69,055	$81,018
Special Mention	—	—	4,885	5,190	2,612	918	1,634	1,651
Substandard	—	227	2,038	1,984	11,814	6,576	4,025	531
Doubtful	—	—	—	—	—	—	—	—
Total	$58,303	$49,104	$123,061	$126,108	$319,714	$326,415	$74,714	$83,200

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$579,711	$610,025	$72,039	$81,922	$385,167	$397,762	$34,437	$37,624
Special Mention	17,249	5,229	1,160	3,271	11,317	8,485	15	17
Substandard	27,412	14,881	3,558	1,492	4,326	2,786	510	387
Doubtful	—	—	—	—	—	—	—	—
Total	$624,372	$630,135	$76,757	$86,685	$400,810	$409,033	$34,962	$38,028

	All Other Loans		Total Loans
	2017	2016	2017	2016
Pass	$80,380	$74,377	$1,700,518	$1,769,460
Special Mention	2,589	2,892	41,461	27,653
Substandard	—	15	53,683	28,879
Doubtful	—	—	—	—
Total	$82,969	$77,284	$1,795,662	$1,825,992

The following table presents the Company’s loan portfolio aging analysis at March 31, 2017 and December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2017
Construction and land development	$766	$37	$—	$803	$57,500	$58,303	$—
Agricultural real estate	585	—	322	907	122,154	123,061	—
1-4 Family residential properties	2,530	121	945	3,596	316,118	319,714	—
Multifamily residential properties	—	—	—	—	74,714	74,714	—
Commercial real estate	684	781	3,257	4,722	619,650	624,372	—
Loans secured by real estate	4,565	939	4,524	10,028	1,190,136	1,200,164	—
Agricultural loans	10	—	121	131	76,626	76,757	—
Commercial and industrial loans	402	58	267	727	400,083	400,810	—
Consumer loans	128	92	14	234	34,728	34,962	—
All other loans	—	—	—	—	82,969	82,969	—
Total loans	$5,105	$1,089	$4,926	$11,120	$1,784,542	$1,795,662	$—
December 31, 2016
Construction and land development	$—	$—	$—	$—	$49,104	$49,104	$—
Agricultural real estate	—	131	293	424	125,684	126,108	—
1-4 Family residential properties	1,854	713	1,008	3,575	322,840	326,415	105
Multifamily residential properties	—	—	240	240	82,960	83,200	—
Commercial real estate	1,662	716	43	2,421	627,714	630,135	—
Loans secured by real estate	3,516	1,560	1,584	6,660	1,208,302	1,214,962	105
Agricultural loans	365	84	37	486	86,199	86,685	—
Commercial and industrial loans	395	155	249	799	408,234	409,033	—
Consumer loans	192	37	11	240	37,788	38,028	—
All other loans	—	—	—	—	77,284	77,284	—
Total loans	$4,468	$1,836	$1,881	$8,185	$1,817,807	$1,825,992	$105

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

The following tables present impaired loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$227	$227	$—
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	4,216	5,515	44	997	997	6
Multifamily residential properties	4,025	4,153	25	528	528	—
Commercial real estate	11,860	13,480	155	863	884	—
Loans secured by real estate	20,101	23,148	224	2,615	2,636	6
Agricultural loans	1,173	1,173	709	1,345	1,345	660
Commercial and industrial loans	2,678	3,320	161	1,093	1,191	192
Consumer loans	301	300	1	213	213	—
All other loans	—	—	—	—	—	—
Total loans	$24,253	$27,941	$1,095	$5,266	$5,385	$858
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	161	162	—	205	207	—
1-4 Family residential properties	1,641	1,886	—	2,497	3,207	—
Multifamily residential properties	—	—	—	3,419	3,547	—
Commercial real estate	660	856	—	6,224	6,802	—
Loans secured by real estate	2,462	2,904	—	12,345	13,763	—
Agricultural loans	127	150	—	43	66	—
Commercial and industrial loans	715	1,240	—	378	572	—
Consumer loans	95	120	—	206	211	—
All other loans	—	—	—	—	—	—
Total loans	$3,399	$4,414	$—	$12,972	$14,612	$—
Total loans:
Construction and land development	$—	$—	$—	$227	$227	$—
Agricultural real estate	161	162	—	205	207	—
1-4 Family residential properties	5,857	7,401	44	3,494	4,204	6
Multifamily residential properties	4,025	4,153	25	3,947	4,075	—
Commercial real estate	12,520	14,336	155	7,087	7,686	—
Loans secured by real estate	22,563	26,052	224	14,960	16,399	6
Agricultural loans	1,300	1,323	709	1,388	1,411	660
Commercial and industrial loans	3,393	4,560	161	1,471	1,763	192
Consumer loans	396	420	1	419	424	—
All other loans	—	—	—	—	—	—
Total loans	$27,652	$32,355	$1,095	$18,238	$19,997	$858

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	For the three months ended
	March 31, 2017		March 31, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$—	$—	$136	$—
Agricultural real estate	161	—	453	—
1-4 Family residential properties	2,100	11	1,330	5
Multifamily residential properties	4,155	43	312	—
Commercial real estate	13,434	—	773	1
Loans secured by real estate	19,850	54	3,004	6
Agricultural loans	1,398	—	90	—
Commercial and industrial loans	4,096	2	1,061	—
Consumer loans	406	—	264	—
Total loans	$25,750	$56	$4,419	$6

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans at March 31, 2017 stated above that were still accruing was $597,000 of 1-4 Family residential properties, $3,407,000 of multifamily residential properties, $2,121,000 of commercial real estate, $37,000 of commercial & industrial loans and $3,000 of consumer loans. The balance of loans modified into a troubled debt restructuring at March 31, 2016 included in the impaired loans stated above that were still accruing was $395,000 of 1-4 family residential properties, $35,000 commercial real estate, $28,000 commercial and industrial loans, and $11,000 of consumer loans. For the three months ended March 31, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2017 and December 31, 2016 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2017	December 31, 2016
Construction and land development	$—	$227
Agricultural real estate	161	205
1-4 Family residential properties	5,260	2,890
Multifamily residential properties	618	528
Commercial real estate	10,400	4,971
Loans secured by real estate	16,439	8,821
Agricultural loans	1,300	1,388
Commercial and industrial loans	3,356	1,430
Consumer loans	392	414
Total loans	$21,487	$12,053

The increase in non accrual loans is primarily due to three loans of a single borrower totaling $9.2 million that are secured by real estate and inventory. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $287,000 and $68,000 for the three months ended March 31, 2017 and 2016, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
1-4 Family residential properties	$740	$827
Multifamily residential properties	3,408	3,419
Commercial real estate	3,800	3,816
Loans secured by real estate	7,948	8,062
Commercial and industrial loans	20	24
Carrying amount	7,968	8,086
Allowance for loan losses	25	14
Carrying amount, net of allowance	$7,943	$8,072

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of March 31, 2017 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increased in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. There were no changes in the estimated expected cash flows for the period from acquisition to March 31, 2017.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2017 and December 31, 2016 was $10.4 million and $10.9 million, respectively.  There was $182,000 and $196,000 in specific reserves established with respect to these loans as of March 31, 2017 and December 31, 2016, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2017 and December 31, 2016 (in thousands).

Troubled debt restructurings:	March 31, 2017	December 31, 2016
Construction and land development	$—	$227
Agricultural real estate	—	—
1-4 Family residential properties	1,652	1,753
Multifamily residential properties	3,407	3,419
Commercial real estate	4,099	4,125
Loans secured by real estate	9,158	9,524
Commercial and industrial loans	967	1,040
Consumer loans	305	325
Total	$10,430	$10,889
Performing troubled debt restructurings:
1-4 Family residential properties	597	$603
Multifamily residential properties	3,407	3,419
Commercial real estate	2,121	2,116
Loans secured by real estate	6,125	6,138
Commercial and industrial loans	37	41
Consumer loans	3	6
Total	$6,165	$6,185

The increase in TDRs during the period was was primarily due to TDRs acquired in the acquisition of First Clover Leaf Bank, net of loans that paid off. The following table presents loans modified as TDRs during the three months ended March 31, 2017 and 2016, as a result of various modified loan factors (in thousands):

	March 31, 2017			March 31, 2016
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		—	$—
1-4 Family residential properties	—	—		—	—
Commercial real estate	—	—		—	—
Loans secured by real estate	—	—		—	—
Commercial and industrial loans	—	—		1	19	(b)(c)
Consumer Loans	—	—		—	—
Total	—	$—		1	$19
Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans in payment default during the three months ended March 31, 2017. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2016.

The balance of real estate owned includes $2,433,000 and $1,982,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2017 and December 31, 2016, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $775,000 and $661,000 at March 31, 2017 and December 31, 2016, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of the Insurance agency. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$61,551	$3,760	$61,551	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	10,115	19,862	9,644
Other intangibles	3,731	2,148	3,731	2,102
	$88,159	$19,038	$88,159	$18,521

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

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing rights valued at $1,069,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Beginning Balance	$985	$—
Mortgage Servicing rights acquired during period	—	1,069
Mortgage Servicing rights capitalized	—	14
Mortgage Servicing rights amortized	(30)	(98)
Ending Balance	$955	$985

Total amortization expense for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
	2016	2016
Core deposit intangibles	$471	$409
Other Intangibles	46	46
Mortgage Service Rights	30	—
	$547	$455

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/17-03/31/17	$547
Estimated amortization expense:
For period 04/01/17-12/31/17	1,585
For year ended 12/31/18	1,934
For year ended 12/31/19	1,758
For year ended 12/31/20	1,556
For year ended 12/31/21	1,284
For year ended 12/31/22	1,175

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $143.9 million at March 31, 2017, a decrease of $41.9 million from $185.8 million at December 31, 2016. The decrease during the first three months of 2017 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.09%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2017	December 31, 2016
US Treasury securities and obligations of U.S. government corporations & agencies	$111,050	$100,526
Obligations of states and political subdivisions	—	1,173
Mortgage-backed securities: GSE: residential	32,814	84,064
Total	$143,864	$185,763

FHLB borrowings remained the same at $40 million at March 31, 2017 and December 31, 2016. At March 31, 2017 the advances were as follows:

•	$5 million advance with a 1-year maturity, at 0.82%, due June 21, 2017

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2017,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	158,785	—	158,785	—
Obligations of states and political subdivisions	177,020	—	177,020	—
Mortgage-backed securities	352,713	—	352,713	—
Trust preferred securities	1,638	—	—	1,638
Other securities	4,165	133	4,032	—
Total available-for-sale securities	$694,321	$133	$692,550	$1,638
December 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	136,324	—	136,324	—
Obligations of states and political subdivisions	162,705	—	162,705	—
Mortgage-backed securities	314,991	—	314,991	—
Trust preferred securities	1,652	—	—	1,652
Other securities	4,176	144	4,032	—
Total available-for-sale securities	$619,848	$144	$618,052	$1,652

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	Trust Preferred Securities
	Three months ended
	March 31, 2017	March 31, 2016
Beginning balance	$1,652	$1,906
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	23	(191)
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(37)	(17)
Ending balance	$1,638	$1,698
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2017 was $9,508,000 and a fair value of $8,418,000 resulting in specific loss exposures of $1,090,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2017 was $2,433,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans (collateral dependent)	$8,418	$—	$—	$8,418
Foreclosed assets held for sale	—	—	—	—
December 31, 2016
Impaired loans (collateral dependent)	$6,938	$—	$—	$6,938
Foreclosed assets held for sale	173	—	—	173

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

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,638	Discounted cash flow	Discount rate		13.4%
			Constant prepayment rate (1)		1.3%
			Cumulative projected prepayments		22.1%
			Probability of default		0.5%
			Projected cures given deferral		0.0%
			Loss severity		97.6%
Impaired loans (collateral dependent)	$8,418	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,652	Discounted cash flow	Discount rate	13.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	22.4%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	$6,938	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$173	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Cash and due from banks	$112,759	$112,759	$112,759	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,711	—	1,711	—
Available-for-sale securities	694,321	694,321	133	692,550	1,638
Held-to-maturity securities	74,256	73,754	—	73,754	—
Loans held for sale	1,578	1,578	—	1,578	—
Loans net of allowance for loan losses	1,776,238	1,772,522	—	—	1,772,522
Interest receivable	9,786	9,786	—	9,786	—
Federal Reserve Bank stock	4,128	4,128	—	4,128	—
Federal Home Loan Bank stock	2,554	2,554	—	2,554	—
Financial Liabilities
Deposits	$2,329,529	$2,334,652	$—	$1,989,612	$345,040
Securities sold under agreements to repurchase	143,864	143,850	—	143,850	—
Interest payable	484	484	—	484	—
Federal Home Loan Bank borrowings	40,080	40,346	—	40,346	—
Other borrowings	13,125	13,125	—	13,125	—
Junior subordinated debentures	23,938	17,250	—	17,250	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and due from banks	$137,002	$137,002	$137,002	$—	$—
Federal funds sold	38,900	38,900	38,900	—	—
Certificates of deposit investments	14,643	14,651	—	14,651	—
Available-for-sale securities	619,848	619,848	144	618,052	1,652
Held-to-maturity securities	74,231	73,096	—	73,096	—
Loans held for sale	1,175	1,175	—	1,175	—
Loans net of allowance for loan losses	1,808,064	1,795,764	—	—	1,795,764
Interest receivable	10,553	10,553	—	10,553	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	$2,329,887	$2,331,725	$—	$1,976,806	$354,919
Securities sold under agreements to repurchase	185,763	185,766	—	185,766	—
Interest payable	535	535	—	535	—
Federal Home Loan Bank borrowings	40,094	40,318	—	40,318	—
Other Borrowings	18,063	18,063	—	18,063	—
Junior subordinated debentures	23,917	17,068	—	17,068	—

Note 8 -- Business Combinations

First Clover Leaf Financial Corp

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

First Clover Leaf had $659 million in assets at book value including $449 million in loans and $535 million in deposits. As a result of the acquisition, the Company increased its deposit base and reduced transaction costs. The Company also expects to reduce costs through economies of scale.

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

The Company has recognized approximately $3,085,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition of which $1,745,000 was recorded in the first quarter of 2017. These costs are included in legal and professional and other expense. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Clover Leaf acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended
	March 31,	March 31,
	2017	2016
Net interest income	$22,772	$21,225
Provision for loan losses	1,722	(387)
Non-interest income	7,496	7,242
Non-interest expense	19,202	20,060
Income before income taxes	9,344	8,794
Income tax expense	3,080	2,999
Net income	6,264	5,795
Dividends on preferred shares	—	550
Net income available to common stockholders	$6,264	$5,245

Earnings per share
Basic	$0.50	$0.47
Diluted	$0.50	$0.47

Basic weighted average shares outstanding	12,475,728	11,056,123
Diluted weighted average shares outstanding	12,485,743	12,416,881

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2017 and 2016.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2016 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $6,264,000 and $4,806,000 for the three months ended March 31, 2017 and 2016, respectively. Diluted net income per common share available to common stockholders was $0.50 and $0.49 for the three months ended March 31, 2017 and 2016.

The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2017 and 2016, compared to the performance ratios for the year ended December 31, 2016:

	Three months ended		Year ended
	March 31, 2017	March 31, 2016	December 31, 2016
Return on average assets	0.88%	0.91%	0.94%
Return on average common equity	8.77%	9.35%	9.30%
Average equity to average assets	10.01%	9.97%	10.12%

Total assets were $2.85 billion at March 31, 2017, compared to $2.88 billion as of December 31, 2016. From December 31, 2016 to March 31, 2017, cash and interest bearing deposits decreased $62.7 million, net loan balances decreased $31.8 million and investment securities increased $74.5 million. Net loan balances were $1.78 billion at March 31, 2017, compared to $1.81 billion at December 31, 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.50% for the three months ended March 31, 2017, up from 3.27% for the same period in 2016. This increase was primarily due to growth in earnings assets and net accretion income from the acquisition of First Clover Leaf. Net interest income before the provision for loan losses was $22.8 million compared to net interest income of $16.1 million for the same period in 2016. The increase in net interest income was primarily due to growth in average earnings assets including loans and investments primarily due to the acquisition of First Clover Leaf.

Total non-interest income of $7.5 million increased $0.9 million or 12.8% from $6.6 million for the same period last year. Insurance commissions were $292,000 higher than last year due to the additional revenues from Illiana Insurance Agency. Electronic Services revenues were $79,000 greater than last year and deposit service charges increased by $203,000 primarily due to the addition of First Clover Leaf.

Total non-interest expense of $19.2 million increased $4.0 million or 26.6% from $15.2 million for the same period last year. The increase is primarily attributable to the First Clover Leaf acquisition including approximately $1.7 million in merger-related costs. Salaries and benefits expense increased to $9.9 million compared to $7.8 million for the same period last year as full-time equivalent employees increased to 590 from 516. Occupancy expenses have also increased to $3.1 million from $2.9 million for the first three months of last year primarily due to the additional 6 new locations from First Clover Leaf.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2017 versus 2016
Three months ended March 31,
Net interest income	$6,685
Provision for loan losses	(1,609)
Other income, including securities transactions	852
Other expenses	(4,031)
Income taxes	(439)
Increase in net income	$1,458

Credit quality is an area of importance to the Company. Total nonperforming loans were $27.7 million at March 31, 2017, compared to $4.3 million at March 31, 2016 and $18.2 million at December 31, 2016. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.4 million at March 31, 2017 compared to $399,000 at March 31, 2016 and $2 million at December 31, 2016. The Company’s provision for loan losses for the three months ended March 31, 2017 and 2016 was $1,722,000 and $113,000, respectively.  Total loans past due 30 days or more were 0.62% of loans at March 31, 2017 compared to 0.62% at March 31, 2016, and 0.45% of loans at December 31, 2016.  At March 31, 2017, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.8% of the loan portfolio as of March 31, 2017 and 66.6% as of December 31, 2016.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2017 and 2016 and December 31, 2016 was 12.07%, 13.19% and 11.99%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2017 and 2016 and December 31, 2016 was 12.89%, 14.19% and 12.79%, respectively. The primary reason for the decrease in these ratios from March 31, 2016 was the First Clover Leaf acquisition which increased risk-weighted assets offset by stock issued of approximately $65.9 million, lower preferred dividends due to the conversion of Series C Preferred Stock, and the movement of cash from the Old National branch acquisition in 2015 into loans and investments that required higher capital allocation. The increase in these ratios from December 31, 2016 is primarily due to an increase in retained earnings resulting from net income during the first quarter of 2017.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2017 and 2016 were $471 million and $338 million, respectively.  The increase in 2017 was primarily due to additional outstanding commitments resulting from the acquisition of First Clover Leaf Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $152,000 and $239,000 for this assessment during the first three months of 2017 and 2016, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $27,000 during the first three months of 2017 and 2016 for this assessment.

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

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2017 and 2016 in the following table (dollars in thousands:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$59,290	$129	0.88%	$67,479	$93	0.55%
Federal funds sold	35,103	61	0.70%	491	—	0.20%
Certificates of deposit investments	8,304	25	1.24%	30,607	73	0.96%
Investment securities:
Taxable	560,632	2,868	0.51%	494,685	2,367	1.91%
Tax-exempt (1)	165,491	1,172	0.71%	110,521	854	3.09%
Loans (2)	1,804,407	19,927	4.48%	1,268,711	13,592	4.31%
Total earning assets	2,633,227	24,182	3.72%	1,972,494	16,979	3.46%
Cash and due from banks	55,492			46,543
Premises and equipment	40,230			30,993
Other assets	140,720			66,488
Allowance for loan losses	(17,198)			(14,698)
Total assets	$2,852,471			$2,101,820
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,106,731	$369	0.14%	$806,205	$201	0.10%
Savings deposits	365,588	114	0.13%	330,690	106	0.13%
Time deposits	396,583	396	0.41%	241,775	272	0.45%
Securities sold under agreements to repurchase	160,670	40	0.10%	121,338	18	0.06%
FHLB advances	40,089	151	1.53%	20,000	150	3.01%
Fed Funds Purchased	142	—	1.01%	—	—	—%
Junior subordinated debt	23,924	217	3.67%	20,620	145	2.84%
Other debt	16,719	123	2.99%	110	—	1.86%
Total interest-bearing liabilities	2,110,446	1,410	0.27%	1,540,738	892	0.23%
Non interest-bearing demand deposits	449,517			343,183
Other liabilities	6,904			8,382
Stockholders' equity	285,604			209,517
Total liabilities & equity	$2,852,471			$2,101,820
Net interest income		$22,772			$16,087
Net interest spread			3.45%			3.23%
Impact of non-interest bearing funds			0.05%			0.04%
Net yield on interest- earning assets			3.50%			3.27%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2017, compared to the same periods in 2016 (in thousands):

	Three months ended March 31, 2017 compared to 2016 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$36	$(69)	$105
Federal funds sold	61	59	2
Certificates of deposit investments	(48)	(157)	109
Investment securities:
Taxable	501	2,209	(1,708)
Tax-exempt (2)	318	394	(76)
Loans (3)	6,335	5,794	541
Total interest income	7,203	8,230	(1,027)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	168	81	87
Savings deposits	8	8	—
Time deposits	124	279	(155)
Securities sold under agreements to repurchase	22	7	15
FHLB advances	1	398	(397)
Federal Funds Purchased	—	—	—
Junior subordinated debt	72	26	46
Other debt	123	123	—
Total interest expense	518	922	(404)
Net interest income	$6,685	$7,308	$(623)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $6.7 million, or 41.6%, to $22.8 million for the three months ended March 31, 2017, from $16.1 million for the same period in 2016. Net interest income increased due to the growth in average earning assets including loans and investments primarily due to the acquisition of First Clover Leaf. The net interest margin increased primarily due to the growth in earning assets, an increase in investment yields and accretion income related to the acquisition of First Clover Leaf.

For the three months ended March 31, 2017, average earning assets increased by $660.7 million, or 33.5%, and average interest-bearing liabilities increased $569.7 million or 37.0%, compared with average balances for the same period in 2016.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $8.2 million or 12.1%.

•	Average federal funds sold increased $34.6 million or 7,049.3%.

•	Average certificates of deposits investments decreased $22.3 million or 72.9%

•	Average loans increased by $535.7 million or 42.2%.

•	Average securities increased by $120.9 million or 20.0%.

•	Average deposits increased by $490.2 million or 35.6%.

•	Average securities sold under agreements to repurchase increased by $39.3 million or 32.4%.

•	Average borrowings and other debt increased by $40.1 million or 98.6%.

•	Net interest margin increased to 3.50% for the first three months of 2017 from 3.27% for the first three months of 2016.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.63% and 3.37% for the first three months of 2017 and 2016, respectively. The TE adjustments to net interest income for the three months ended March 31, 2017 and 2016 were $848,000 and $506,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2017 and 2016 was $1,722,000 and $113,000, respectively.  The increase in provision expense was primarily due to an increase in non-performing loans. Net charge-offs were $629,000 for the three months ended March 31, 2017 compared to net recoveries of $47,000 for March 31, 2016.  Nonperforming loans were $27.7 million and $4.3 million as of March 31, 2017 and 2016, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change
Trust revenues	$930	$981	$(51)
Brokerage commissions	505	448	57
Insurance commissions	1,625	1,333	292
Service charges	1,712	1,509	203
Security gains, net	—	260	(260)
Mortgage banking revenue, net	193	95	98
ATM / debit card revenue	1,568	1,489	79
Bank Owned Life Insurance	281	9	272
Other	682	520	162
Total other income	$7,496	$6,644	$852

Following are explanations of the changes in these other income categories for the three months ended March 31, 2017 compared to the same period in 2016:

•
Trust revenues decreased $51,000 or 5.2% to $930,000 from $981,000 due to an decrease in revenue from defined contribution and other retirement accounts and movement of trust assets to the brokerage platform. Trust assets, at market value, were $853.5 million at March 31, 2017 compared to $789.1 million at March 31, 2016.

•	Revenues from brokerage increased $57,000 or 12.7% to $505,000 from $448,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $292,000 or 21.9% to $1,625,000 from $1,333,000 primarily due to growth in senior care policies underwritten through Illiana Insurance Agency.

•	Fees from service charges increased $203,000 or 13.5% to $1,712,000 from $1,509,000 primarily due to the acquisition of First Clover Leaf.

•	The sale of securities during the three months ended March 31, 2017 resulted in net securities gains of $0 compared to $260,000 during the three months ended March 31, 2016.

•	Mortgage banking income increased $98,000 or 103.2% to $193,000 from $95,000. Loans sold balances were as follows:

•	$13.8 million (representing 103 loans) for the three months ended of March 31, 2017

•	$9.2 million (representing 73 loans) for the three months months ended of March 31, 2016

First Mid Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $79,000 or 5.3% to $1,568,000 from $1,489,000 due to an increase in electronic transactions primarily from First Clover Leaf acquired in the third quarter of 2016 and incentives received from VISA.

•
Bank owned life insurance increased $272,000 or 3,022.2%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition.

•	Other income increased $162,000 or 31.2% to $682,000 from $520,000 primarily due to income from First Clover Leaf acquired during the third quarter of 2016.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change
Salaries and employee benefits	$9,935	$7,847	$2,088
Net occupancy and equipment expense	3,133	2,879	254
Net other real estate owned expense (income)	18	(19)	37
FDIC insurance	179	266	(87)
Amortization of intangible assets	547	455	92
Stationery and supplies	185	201	(16)
Legal and professional	831	784	47
Marketing and donations	294	962	(668)
Other operating expenses	4,080	1,796	2,284
Total other expense	$19,202	$15,171	$4,031

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2017 compared to the same period in 2016:

•
Salaries and employee benefits, the largest component of other expense, increased $2,088,000 to $9,935,000 from $7,847,000.  The increase is primarily due to the addition of 88 employees in the acquisition of the First Clover Leaf and merit increases in 2017 for continuing employees. There were 590 and 516 full-time equivalent employees at March 31, 2017 and 2016, respectively.

•
Occupancy and equipment expense increased $254,000 or 8.8% to $3,133,000 from $2,879,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of six First Clover Leaf locations during the third quarter of 2016.

•	Net other real estate owned expense increased $37,000 or 194.7% to $18,000 from $(19,000). The increase in 2017 was primarily due to losses on properties sold during 2017.

•
Expense for amortization of intangible assets increased $92,000 or 20.2% to $547,000 from $455,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in 2017 was due to the additional amortization from First Clover Leaf.

•
Other operating expenses increased $2,284,000 or 127.2% to $4,080,000 in 2017 from $1,796,000 in 2016 primarily due to the additional expenses from the First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses decreased $637,000 or 32.7% to $1,310,000 in 2017 from $1,947,000 in 2016.  The decrease from 2016 to 2017 was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000, during 2016.

Income Taxes

Total income tax expense amounted to $3.1 million (33.0% effective tax rate) for the three months ended March 31, 2017, compared to $2.6 million (35.5% effective tax rate) for the same period in 2016. The decline in effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 is primarily due to an increase in tax-exempt municipal investments and bank owned life insurance.

The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,636	1.91%	$213,050	1.83%
Obligations of states and political subdivisions	176,808	2.83%	164,163	2.80%
Mortgage-backed securities: GSE residential	353,907	2.61%	318,829	2.57%
Trust preferred securities	3,013	2.03%	3,050	1.86%
Other securities	4,034	2.50%	4,034	2.14%
Total securities	$772,398	2.44%	$703,126	2.39%

At March 31, 2017, the Company’s investment portfolio increased by $69.3 million from December 31, 2016 primarily due to securities added in the acquisition of First Clover Leaf, net of declines due to securities that matured or declined and were not replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2017 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2017 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,380	$158,785	$—	$158,785	$—	$—	$—	$—
Obligations of state and political subdivisions	176,808	177,020	10,900	121,237	43,625	—	—	1,258
Mortgage-backed securities (2)	353,907	352,713	—	—	—	—	—	352,713
Trust preferred securities	3,013	1,638	—	—	—	—	1,638	—
Other securities	4,034	4,165	—	—	2,042	1,990	—	133
Total available-for-sale	$698,142	$694,321	$10,900	$280,022	$45,667	$1,990	$1,638	$354,104
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,256	$73,754	$—	$73,754	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of March 31, 2017:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,013,000
Fair value	$1,638,000
Unrealized gains/(losses)	$(1,375,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$340,542,000
Actual defaults & deferrals as a % of remaining collateral	14.5%
Expected defaults & deferrals as a % of remaining collateral	40.9%
Estimated incremental defaults required to break yield	$65,009,000
Performing collateral	$292,312,000
Current balance of class	$34,567,000
Subordination	$266,480,000
Excess subordination	$18,150,000
Excess subordination as a % of remaining performing collateral	6.2%
Discount rate (1)	2.33%-4.08%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at March 31, 2017 and December 31, 2016.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	% Outstanding Loans	December 31, 2016	% Outstanding Loans
Construction and land development	$58,303	3.2%	$49,104	2.7%
Agricultural real estate	123,061	6.9%	126,108	6.9%
1-4 Family residential properties	319,714	17.8%	326,415	17.9%
Multifamily residential properties	74,714	4.2%	83,200	4.6%
Commercial real estate	624,372	34.8%	630,135	34.5%
Loans secured by real estate	1,200,164	66.9%	1,214,962	66.6%
Agricultural loans	76,757	4.3%	86,685	4.7%
Commercial and industrial loans	400,810	22.3%	409,033	22.4%
Consumer loans	34,962	1.9%	38,028	2.1%
All other loans	82,969	4.6%	77,284	4.2%
Total loans	$1,795,662	100.0%	$1,825,992	100.0%

Overall net loans decreased $30.3 million, or 1.66%.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,578,000 and $1,175,000 as of March 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	444,441	24.8%	465,458	25.5%
Sullivan region	162,835	9.1%	170,463	9.3%
Decatur region	318,356	17.7%	313,459	17.2%
Peoria region	189,936	10.6%	204,514	11.2%
Highland region	550,320	30.6%	538,325	29.5%
Southern region	129,774	7.2%	133,773	7.3%
Total all regions	$1,795,662	100.0%	$1,825,992	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2017 and 2016, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2017 and December 31, 2016, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$162,181	9.03%	$171,336	9.38%
Lessors of non-residential buildings	141,650	7.89%	134,019	7.34%
Lessors of residential buildings & dwellings	131,429	7.32%	139,584	7.64%
Hotels and motels	112,917	6.29%	103,843	5.69%
Automobile Dealers	50,271	2.80%	54,261	2.97%

Balances of automobile dealers were not a concentration at March 31, 2017, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2017, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$41,334	$12,902	$4,067	$58,303
Agricultural real estate	14,480	40,999	67,582	123,061
1-4 Family residential properties	31,217	88,627	199,870	319,714
Multifamily residential properties	7,835	38,808	28,071	74,714
Commercial real estate	83,134	312,956	228,282	624,372
Loans secured by real estate	178,000	494,292	527,872	1,200,164
Agricultural loans	52,968	21,151	2,638	76,757
Commercial and industrial loans	203,623	156,466	40,721	400,810
Consumer loans	4,231	26,992	3,739	34,962
All other loans	11,114	18,040	53,815	82,969
Total loans	$449,936	$716,941	$628,785	$1,795,662

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2017, loans with maturities over one year consisted of approximately $1.1 billion in fixed rate loans and approximately $197 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual loans	$21,487	$12,053
Restructured loans which are performing in accordance with revised terms	6,165	6,185
Total nonperforming loans	27,652	18,238
Repossessed assets	2,433	1,985
Total nonperforming loans and repossessed assets	$30,085	$20,223
Nonperforming loans to loans, before allowance for loan losses	1.54%	1.00%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.68%	1.11%

The $9,434,000 increase in nonaccrual loans during 2017 resulted from the net of $10,847,000 of loans put on nonaccrual status offset by $1,172,000 of loans becoming current or paid-off, $0 of loans transferred to other real estate and $241,000 of loans charged off. The loans put on non accrual loans are primarily three loans of a single borrower totaling $9.2 million that are secured by real estate and inventory.

The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	—%	$227	1.9%
Agricultural real estate	161	0.7%	205	1.7%
1-4 Family residential properties	5,260	24.5%	2,890	24.0%
Multifamily Residential properties	618	2.9%	528	4.4%
Commercial real estate	10,400	48.4%	4,971	41.2%
Loans secured by real estate	16,439	76.5%	8,821	73.2%
Agricultural loans	1,300	6.1%	1,388	11.5%
Commercial and industrial loans	3,356	15.6%	1,430	11.9%
Consumer loans	392	1.8%	414	3.4%
Total loans	$21,487	100.0%	$12,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $287,000 and $68,000 for the three months ended March 31, 2017 and 2016, respectively.

The $448,000 increase in repossessed assets during the first three months of 2017 resulted from the net of $647,000 of additional assets repossessed and $199,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,236	91.9%	$1,711	86.2%
Farm Loans	—	—%	40	2.0%
1-4 family residential properties	197	8.1%	231	11.6%
Total real estate	2,433	100.0%	1,982	99.8%
Consumer Loans	—	—%	3	0.2%
Total repossessed collateral	$2,433	100.0%	$1,985	100.0%

Repossessed assets sold during the first three months of 2017 resulted in net gains of $4,000, of which $9,000 of net losses was related to real estate asset sales and $13,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2016 resulted in net gains of $23,000, of which $22,000 was related to real estate asset sales and $1,000 was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2017, the Company’s loan portfolio included $199.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $162.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $13.1 million from $213.0 million at December 31, 2016 while loans concentrated in other grain farming decreased $9.1 million from $171.3 million at December 31, 2016.

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

In addition, the Company has $112.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $141.7 million of loans to lessors of non-residential buildings, $131.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of March 31, 2017 and 2016, and of changes in the allowance for the three month periods ended March 31, 2017 and 2016, is as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Average loans outstanding, net of unearned income	$1,804,407	$1,268,711
Allowance-beginning of period	16,753	14,576
Charge-offs:
Real estate-mortgage	189	109
Commercial, financial & agricultural	472	15
Installment	22	48
Other	80	65
Total charge-offs	763	237
Recoveries:
Real estate-mortgage	10	92
Commercial, financial & agricultural	14	134
Installment	4	7
Other	106	51
Total recoveries	134	284
Net charge-offs (recoveries)	629	(47)
Provision for loan losses	1,722	113
Allowance-end of period	$17,846	$14,736
Ratio of annualized net charge-offs to average loans	0.14%	(0.02)%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.99%	1.15%
Ratio of allowance for loan losses to nonperforming loans	65%	339%

The ratio of allowance for loan losses to loans outstanding was 0.99% as of March 31, 2017 compared to 1.15% as of March 31, 2016. The ratio of the allowance for loan losses to nonperforming loans is 65% as of March 31, 2017 compared to 339% as of March 31, 2016.  The decrease in this ratio is primarily due to the increase in nonperforming loans to $27.7 million at March 31, 2017 from $4.3 million at March 31, 2016. The ratios also decreased as acquired First Clover Leaf loans were recorded at fair value and First Clover Leaf's allowance for loan loss was not carried over in accordance with ASC 805.

During the first three months of 2017, the Company had net charge-offs of $629,000 compared to net recoveries of $47,000 in 2016. During the first three months of 2017 there was one significant charge off of a commercial real estate loan to a single borrower of $122,000, and charge offs of five commercial operating loans to two borrowers of $463,000. There were no significant charge offs during the first three months of 2016.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016 (dollars in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016		Year ended December 31, 2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$449,517	—%	$343,183	—%	$372,339	—%
Interest-bearing	1,106,731	0.14%	806,205	0.10%	881,994	0.11%
Savings	365,588	0.13%	330,690	0.13%	340,746	0.13%
Time deposits	396,583	0.40%	241,775	0.45%	298,124	0.43%
Total average deposits	$2,318,419	0.15%	$1,721,853	0.14%	$1,893,203	0.14%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016	Year ended December 31, 2016
High month-end balances of total deposits	$2,331,084	$1,740,354	$2,329,887
Low month-end balances of total deposits	2,299,288	1,712,008	1,699,770

During the first three months of 2017, the average balance of deposits increased by $425.2 million from the average balance for the year ended December 31, 2016. Average non-interest bearing deposits increased by $77.2 million, average interest bearing balances increased by $224.7 million, savings account balances increased $24.8 million and balances of time deposits increased $98.5 million. These increases were primarily the result of deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
3 months or less	$25,082	$23,796
Over 3 through 6 months	24,134	20,352
Over 6 through 12 months	38,178	37,094
Over 12 months	60,873	70,020
Total	$148,267	$151,262

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2017 and December 31, 2016 is presented below (dollars in thousands):

	March 31, 2017	December 31, 2016
Securities sold under agreements to repurchase	$143,864	$185,763
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	5,000
Fixed term – due after one year	35,080	35,094
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	13,125	14,063
Junior subordinated debentures	23,938	23,917
Total	$221,007	$267,837
Average interest rate at end of period	0.96%	0.52%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$163,626	$185,763
Federal funds purchased	—	12,500
Federal Home Loan Bank advances:
FHLB-Overnight	—	10,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	35,089	35,109
Debt:
Debt due in one year or less	4,000	7,000
Debt due after one year	14,063	15,000
Junior subordinated debentures	23,938	23,917
Averages for the period (YTD):
Securities sold under agreements to repurchase	$160,670	$129,734
Federal funds purchased	142	1,795
Federal Home Loan Bank advances:
FHLB-overnight	—	3,992
Fixed term – due in one year or less	5,000	10,260
Fixed term – due after one year	35,089	22,396
Debt:
Loans due in one year or less	2,667	1,454
Loans due after one year	14,052	4,749
Junior subordinated debentures	23,924	21,650
Total	$241,544	$196,030
Average interest rate during the period	0.88%	0.81%

Securities sold under agreements to repurchase decreased $41.9 million during the first three months of 2017 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At March 31, 2017 the fixed term advances consisted of $40 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of March 31, 2017. This loan was renewed on April 14, 2017 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.16% at March 31, 2017). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2017 and 2016 and December 31, 2016.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (3.16% at March 31, 2017) and interest and principle payments are due quarterly. As of March 31, 2017, the balance due was $13.1 million . The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.87% and 3.17% at March 31, 2017 and December 31, 2016), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.73% and 2.56% at March 31, 2017 and December 31, 2016, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.98% and 2.81% at March 31, 2017 and December 31, 2016, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2017 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$58,475	$—	$—	$—	$—	$—	$58,475	$58,475
Certificates of deposit investments	$—	$—	$735	$950	$—	$—	$1,685	$1,711
Taxable investment securities	133	5,004	12,063	22,617	45,448	509,711	594,976	591,055
Nontaxable investment securities	—	1,139	587	1,916	5,555	164,404	173,601	177,020
Loans	818,399	260,143	190,071	198,814	212,592	115,643	1,795,662	1,791,946
Total	$877,007	$266,286	$203,456	$224,297	$263,595	$789,758	$2,624,399	$2,620,207
Interest-bearing liabilities:
Savings and NOW accounts	$415,483	$48,116	$50,012	$70,873	$73,049	$433,981	$1,091,514	$1,091,514
Money market accounts	405,961	2,903	2,983	3,870	3,951	20,882	440,550	440,550
Other time deposits	201,181	73,544	28,919	22,206	14,580	997	341,427	346,550
Short-term borrowings/debt	143,864	—	—	—	—	—	143,864	143,850
Long-term borrowings/debt	29,018	20,000	—	18,125	5,000	5,000	77,143	70,721
Total	$1,195,507	$144,563	$81,914	$115,074	$96,580	$460,860	$2,094,498	$2,093,185
Rate sensitive assets – rate sensitive liabilities	$(318,500)	$121,723	$121,542	$109,223	$167,015	$328,898	$529,901
Cumulative GAP	$(318,500)	$(196,777)	$(75,235)	$33,988	$201,003	$529,901
Cumulative amounts as % of total Rate sensitive assets	(12.1)%	4.6%	4.6%	4.2%	6.4%	12.5%
Cumulative Ratio	(12.1)%	(7.5)%	(2.9)%	1.3%	7.7%	20.2%

The static GAP analysis shows that at March 31, 2017, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2017, the Company’s stockholders' equity increased $10 million, or 4%, to $291 million from $281 million as of December 31, 2016. During the first three months of 2017, net income contributed $6.3 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $3.2 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2017 and December 31, 2016, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital (to risk-weighted assets)
Company	$279,886	12.89%	$173,684	> 8.00%	N/A	N/A
First Mid Bank	279,604	12.93	172,950	> 8.00	$216,188	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	262,040	12.07	130,263	> 6.00	N/A	N/A
First Mid Bank	261,758	12.12	129,713	> 6.00	172,950	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	238,102	10.97	97,698	> 4.50	N/A	N/A
First Mid Bank	261,758	12.12	97,284	> 4.50	140,522	> 6.50
Tier 1 Capital (to average assets)
Company	262,040	9.37	111,891	> 4.00	N/A	N/A
First Mid Bank	261,758	9.39	111,529	> 4.00	139,411	> 5.00
December 31, 2016
Total Capital (to risk-weighted assets)
Company	$270,062	12.79%	$168,902	> 8.00%	N/A	N/A
First Mid Bank	197,552	12.44	127,054	> 8.00	$158,817	> 10.00%
First Clover Leaf Bank	78,145	15.08	41,459	> 8.00	51,824	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	253,258	11.99	126,677	> 6.00	N/A	N/A
First Mid Bank	180,826	11.39	95,290	> 6.00	127,054	> 8.00
First Clover Leaf Bank	78,145	15.08	31,094	> 6.00	41,459	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	229,341	10.86	95,008	> 4.50	N/A	N/A
First Mid Bank	180,826	11.39	71,468	> 4.50	103,231	> 6.50
First Clover Leaf Bank	78,145	15.08	23,321	> 4.50	33,685	> 6.50
Tier 1 Capital (to average assets)
Company	253,258	9.19	110,242	> 4.00	N/A	N/A
First Mid Bank	180,826	8.62	83,938	> 4.00	104,922	> 5.00
First Clover Leaf Bank	78,145	12.04	25,963	> 4.00	32,453	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2017 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2017, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  First Clover Leaf Bank merged into First Mid Bank during the first quarter of 2017.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan").  The SI Plan was implemented to succeed the Company’s 2007 Stock Incentive Plan, which had a ten-year term. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  There were no stock options granted in 2017 or 2016.  The Company awarded 11,473 and 13,912 stock unit awards during 2017 and 2016, respectively, under the 2007 Stock Incentive Plan.

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

During the three months ended March 31, 2017, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69.5 million.  As of March 31, 2017, the Company is authorized per all repurchase programs to purchase $7.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2017, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2017, the excess collateral at the FHLB would support approximately $166.5 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2017, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 14, 2017 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2017 and 2016 and December 31, 2016.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$341,427	$201,181	$102,463	$36,786	$997
Debt	37,745	—	—	13,125	24,620
Other borrowings	183,864	148,864	20,000	10,000	5,000
Operating leases	45,137	2,589	4,573	3,710	34,265
Supplemental retirement	597	100	142	100	255
	$608,770	$352,734	$127,178	$63,721	$65,137

For the three months ended March 31, 2017, net cash of $11.6 million was provided from operating activities and $27.3 million and $46.9 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $62.7 million since year-end 2016.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Unused commitments and lines of credit:
Commercial real estate	$93,630	$128,576
Commercial operating	255,953	236,182
Home equity	41,517	40,896
Other	71,563	70,092
Total	$462,663	$475,746
Standby letters of credit	$8,120	$9,339

The increase in 2017 was primarily due to additional outstanding commitments acquired in the acquisition of First Clover Leaf during the third quarter of 2016. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2016.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company as successor to First Clover Leaf, certain former executive officers of First Clover Leaf, and certain former members of First Clover Leaf’s board of directors, and the Company are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al , Case No. 16- L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the merger of First Clover Leaf and the Company. The Lawsuit alleges that the merger consideration was inadequate and that the joint proxy statement/prospectus did not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and the Company aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The relief sought includes class certification, rescission of the merger and damages and costs, including attorneys’ fees. The Company and the individual defendants believe that the factual allegations in the Lawsuit are without merit and legally unfounded. They have moved to dismiss the complaint and intend to vigorously defend against these allegations.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date:  May 9, 2017

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

10.1	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2017)

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 11)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.