Form 10-Q
period 2017-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2017-08-04
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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

As of August 4, 2017, 12,513,872 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks:
Non-interest bearing	$53,124	$57,988
Interest bearing	20,274	79,014
Federal funds sold	491	38,900
Cash and cash equivalents	73,889	175,902
Certificates of deposit investments	1,685	14,643
Investment securities:
Available-for-sale, at fair value	682,140	619,848
Held-to-maturity, at amortized cost (estimated fair value of $74,224 and $73,096 at June 30, 2017 and December 31, 2016, respectively)	74,281	74,231
Loans held for sale	1,932	1,175
Loans	1,823,702	1,824,817
Less allowance for loan losses	(18,209)	(16,753)
Net loans	1,805,493	1,808,064
Interest receivable	9,620	10,553
Other real estate owned	2,689	1,982
Premises and equipment, net	39,076	40,292
Goodwill, net	57,791	57,791
Intangible assets, net	11,726	12,832
Bank owned life insurance	41,881	41,318
Other assets	23,101	25,904
Total assets	$2,825,304	$2,884,535
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$425,344	$471,206
Interest bearing	1,864,062	1,858,681
Total deposits	2,289,406	2,329,887
Securities sold under agreements to repurchase	142,411	185,763
Interest payable	502	535
FHLB borrowings	45,066	40,094
Other borrowings	12,188	18,063
Junior subordinated debentures	23,959	23,917
Other liabilities	10,881	5,603
Total liabilities	2,524,413	2,603,862
Stockholders’ Equity:
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,055,615 and 13,020,742 shares in 2017 and 2016, respectively	54,222	54,083
Additional paid-in capital	160,123	158,671
Retained earnings	96,686	86,216
Deferred compensation	2,736	3,201
Accumulated other comprehensive income (loss)	2,649	(5,761)
Less treasury stock at cost, 549,743 shares in 2017 and 2016	(15,525)	(15,737)
Total stockholders’ equity	300,891	280,673
Total liabilities and stockholders’ equity	$2,825,304	$2,884,535

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$21,025	$13,610	$40,952	$27,202
Interest on investment securities	4,366	3,172	8,406	6,393
Interest on certificates of deposit investments	7	83	32	156
Interest on federal funds sold	—	1	61	1
Interest on deposits with other financial institutions	48	17	177	110
Total interest income	25,446	16,883	49,628	33,862
Interest expense:
Interest on deposits	933	575	1,812	1,154
Interest on securities sold under agreements to repurchase	46	21	86	39
Interest on FHLB borrowings	168	165	319	315
Interest on other borrowings	119	3	242	3
Interest on subordinated debentures	227	149	444	294
Total interest expense	1,493	913	2,903	1,805
Net interest income	23,953	15,970	46,725	32,057
Provision for loan losses	1,840	733	3,562	846
Net interest income after provision for loan losses	22,113	15,237	43,163	31,211
Other income:
Trust revenues	841	794	1,771	1,775
Brokerage commissions	509	466	1,014	914
Insurance commissions	853	735	2,478	2,068
Service charges	1,690	1,644	3,402	3,153
Securities gains, net	335	404	335	664
Mortgage banking revenue, net	335	238	528	333
ATM / debit card revenue	1,665	1,472	3,233	2,961
Bank owned life insurance	282	174	563	183
Other	1,459	532	2,141	1,052
Total other income	7,969	6,459	15,465	13,103
Other expense:
Salaries and employee benefits	10,102	7,602	20,037	15,449
Net occupancy and equipment expense	3,116	2,646	6,249	5,525
Net other real estate owned (income) expense	127	10	145	(9)
FDIC insurance	290	281	469	547
Amortization of intangible assets	559	402	1,106	857
Stationery and supplies	186	190	371	391
Legal and professional	894	917	1,725	1,701
Marketing and donations	277	239	571	1,201
Other	2,404	1,856	6,484	3,652
Total other expense	17,955	14,143	37,157	29,314
Income before income taxes	12,127	7,553	21,471	15,000
Income taxes	3,927	2,624	7,007	5,265
Net income	8,200	4,929	14,464	9,735
Dividends on preferred shares	—	275	—	825
Net income available to common stockholders	$8,200	$4,654	$14,464	$8,910
Per share data:
Basic net income per common share available to common stockholders	$0.66	$0.51	$1.16	$1.01
Diluted net income per common share available to common stockholders	$0.66	$0.50	$1.16	$0.99
Cash dividends declared per common share	$0.32	$0.30	$0.32	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$8,200	$4,929	$14,464	$9,735
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(3,444) and $(1,345) for three months ended June 30, 2017 and 2016, respectively and $(5,481) and $(3,009) for six months ended June 30, 2017 and 2016, respectively.	5,391	2,103	8,580	4,709
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(11) and $(81) for three months ended June 30, 2017 and 2016, respectively and $(22) and $(150) for six months ended June 30, 2017 and 2016, respectively.	17	128	34	235
Less: reclassification adjustment for realized gains included in net income, net of taxes of $131 and $157 for three months ended June 30, 2017 and 2016, respectively and $131 and $259 for six months ended June 30, 2017 and 2016, respectively.	(204)	(247)	(204)	(405)
Other comprehensive income, net of taxes	5,204	1,984	8,410	4,539
Comprehensive income	$13,404	$6,913	$22,874	$14,274

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$14,464	$9,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,562	846
Depreciation, amortization and accretion, net	4,124	3,566
Change in cash surrender value of bank owned life insurance	(563)	(183)
Stock-based compensation expense	129	178
Gains on investment securities, net	(335)	(664)
(Gain) Loss on sales of other real property owned, net	30	(22)
Donation of building	—	653
Loss on write down of fixed assets	1	24
Gains on sale of loans held for sale, net	(507)	(382)
Decrease in accrued interest receivable	933	786
(Decrease) increase in accrued interest payable	(19)	29
Origination of loans held for sale	(32,256)	(29,111)
Proceeds from sale of loans held for sale	32,006	29,115
Increase in other assets	(2,353)	(2,329)
Increase in other liabilities	5,269	271
Net cash provided by operating activities	24,485	12,512
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	12,958	7,651
Purchases of certificates of deposit investments	—	(12,958)
Proceeds from sales of securities available-for-sale	28,140	38,241
Proceeds from maturities of securities available-for-sale	31,105	50,952
Proceeds from maturities of securities held-to-maturity	—	29,993
Purchases of securities available-for-sale	(109,166)	(64,681)
Purchases of securities held-to-maturity	—	(56,565)
Net increase in loans	(6,162)	(33,294)
Sale of premises and equipment	—	147
Purchases of premises and equipment	(741)	(280)
Proceeds from sales of other real property owned	5,068	179
Investment in bank owned life insurance	—	(25,000)
Net cash used in investing activities	(38,798)	(65,615)
Cash flows from financing activities:
Net decrease in deposits	(40,481)	(28,369)
Increase (decrease) in repurchase agreements	(43,352)	2,257
Proceeds from FHLB advances	10,000	20,000
Repayment of FHLB advances	(5,000)	—
Repayment of other borrowings	(5,875)	—
Proceeds from issuance of common stock	475	47
Dividends paid on preferred stock	—	(1,286)
Dividends paid on common stock	(3,467)	(2,258)
Net cash used in financing activities	(87,700)	(9,609)
Decrease in cash and cash equivalents	(102,013)	(62,712)
Cash and cash equivalents at beginning of period	175,902	115,784
Cash and cash equivalents at end of period	$73,889	$53,072

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2017	2016

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,936	$1,776
Income taxes	4,198	6,835
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	5,171	116
Dividends reinvested in common stock	527	774
Net tax benefit related to option and deferred compensation plans	216	140

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2017 and 2016, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2017 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017. The Company operates as a one-segment entity for financial reporting purposes.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2017
Net unrealized gains on securities available-for-sale	$5,229	$—	$5,229
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(338)	—	(338)
Securities with other-than-temporary impairment losses	—	(550)	(550)
Tax benefit (expense)	(1,906)	214	(1,692)
Balance at June 30, 2017	$2,985	$(336)	$2,649

December 31, 2016
Net unrealized losses on securities available-for-sale	$(7,649)	$—	$(7,649)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(394)	—	(394)
Securities with other-than-temporary impairment losses	—	(1,398)	(1,398)
Tax benefit	3,135	545	3,680
Balance at December 31, 2016	$(4,908)	$(853)	$(5,761)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2017 and 2016, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Realized gains on available-for-sale securities	$335	$404	$335	$664	Securities gains, net
					(Total reclassified amount before tax)
	(131)	(157)	(131)	(259)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$204	$247	$204	$405	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification ("ASU 2017-09"). In May 2017, FASB issued ASU 2017-09. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting under Topic 718. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after adoption date. ASU 2017-09 is not expected to have a significant impact on the Company's consolidated financial statement.

Accounting Standards Update 2017-08, Receivables-Nonrefundable Fees and Other Costs ("ASU 2017-08"). In March 2017, FASB issued ASU 2017-08. This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 early and there was not a significant impact on the Company's consolidated financial statements.

Accounting Standards Update 2017-04, Intangibles--Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company's consolidated financial statements. The current accounting policies and procedures of the Company are not anticipated to change, except for the elimination of the Step 2 analysis.

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements.

Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08"). In March 2016, the FASB issued ASU 2016-08 which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Management continues to evaluate the impact ASU 2016-08 will have on the Company’s consolidated financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management continues to evaluate the impact ASU 2016-02 will have on the Company's consolidated financial statements.

Accounting Standards Update 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, FASB issued ASU 2016-01 which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$8,200,000	$4,929,000	$14,464,000	$9,735,000
Preferred stock dividends	—	(275,000)	—	(825,000)
Net income available to common stockholders	$8,200,000	$4,654,000	$14,464,000	$8,910,000
Weighted average common shares outstanding	12,491,757	9,152,709	12,483,788	8,804,107
Basic earnings per common share	$0.66	$0.51	$1.16	$1.01
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$8,200,000	$4,654,000	$14,464,000	$8,910,000
Effect of assumed preferred stock conversion	—	275,000	—	825,000
Net income applicable to diluted earnings per share	$8,200,000	$4,929,000	$14,464,000	$9,735,000
Weighted average common shares outstanding	12,491,757	9,152,709	12,483,788	8,804,107
Dilutive potential common shares:
Assumed conversion of stock options	—	1,864	—	2,045
Restricted stock awarded	836	5,232	836	5,232
Assumed conversion of preferred stock	7,338	685,067	7,338	1,020,207
Dilutive potential common shares	8,174	692,163	8,174	1,027,484
Diluted weighted average common shares outstanding	12,499,931	9,844,872	12,491,962	9,831,591
Diluted earnings per common share	$0.66	$0.50	$1.16	$0.99

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2017 and 2016 because they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options to purchase shares of common stock	—	24,500	—	24,500

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$143,014	$627	$(1,068)	$142,573
Obligations of states and political subdivisions	172,446	4,000	(434)	176,012
Mortgage-backed securities: GSE residential	354,993	2,967	(1,016)	356,944
Trust preferred securities	2,974	—	(550)	2,424
Other securities	4,034	153	—	4,187
Total available-for-sale	$677,461	$7,747	$(3,068)	$682,140
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,281	$405	$(462)	$74,224

December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$138,819	$13	$(2,508)	$136,324
Obligations of states and political subdivisions	164,163	1,346	(2,804)	162,705
Mortgage-backed securities: GSE residential	318,829	531	(4,369)	314,991
Trust preferred securities	3,050	—	(1,398)	1,652
Other securities	4,034	147	(5)	4,176
Total available-for-sale	$628,895	$2,037	$(11,084)	$619,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,231	$203	$(1,338)	$73,096

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

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross gains	$352	$404	$352	$664
Gross losses	(17)	—	(17)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2017 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,317	$49,608	$12,648	$—	$142,573
Obligations of state and political subdivisions	18,742	85,828	69,484	1,958	176,012
Mortgage-backed securities: GSE residential	636	265,471	90,837	—	356,944
Trust preferred securities	—	—	—	2,424	2,424
Other securities	—	2,007	2,030	150	4,187
Total available-for-sale investments	$99,695	$402,914	$174,999	$4,532	$682,140
Weighted average yield	2.14%	2.49%	2.62%	2.65%	2.47%
Full tax-equivalent yield	2.54%	2.89%	3.43%	3.60%	2.98%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,993	$29,288	$—	$—	$74,281
Weighted average yield	1.79%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.79%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2017.

Investment securities carried at approximately $495 million and $509 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2017 and December 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,271	$(1,068)	$—	$—	$81,271	$(1,068)
Obligations of states and political subdivisions	32,928	(434)	—	—	32,928	(434)
Mortgage-backed securities: GSE residential	95,279	(797)	7,123	(219)	102,402	(1,016)
Trust preferred securities	—	—	2,424	(550)	2,424	(550)
Other securities	—	—	—	—	—	—
Total	$209,478	$(2,299)	$9,547	$(769)	$219,025	$(3,068)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,558	$(462)	$—	$—	$44,558	$(462)
December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,257	$(2,508)	$—	$—	$125,257	$(2,508)
Obligations of states and political subdivisions	93,405	(2,804)	—	—	93,405	(2,804)
Mortgage-backed securities: GSE residential	266,319	(4,099)	5,878	(270)	272,197	(4,369)
Trust preferred securities	—	—	1,652	(1,398)	1,652	(1,398)
Other securities	—	—	1,995	(5)	1,995	(5)
Total	$484,981	$(9,411)	$9,525	$(1,673)	$494,506	$(11,084)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,295	$(1,338)	$—	$—	$53,295	$(1,338)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2017 and December 31, 2016 , there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At June 30, 2017 and December 31, 2016 there were also no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2017 and December 31, 2016, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2017 there were four mortgage-backed securities with a fair value of $7,123,000 and unrealized losses of $219,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there were two mortgage-backed securities with a fair value of $5,878,000 and unrealized losses of $270,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At June 30, 2017, there was one trust preferred security with a fair value of $2,424,000 and unrealized loss of $550,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one trust preferred security with a fair value of $1,652,000 and unrealized loss of $1,398,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2017 or 2016.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at June 30, 2017. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Fair Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$2,974	$2,424	$(550)	$(1,111)

Other securities. At June 30, 2017 there were no other securities in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one other security with a fair value of $1,995,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2017 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 (in thousands).

Accumulated Credit Losses
	June 30, 2017	June 30, 2016
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2017 and December 31, 2016 follows (in thousands):

	June 30, 2017	December 31, 2016
Construction and land development	$68,847	$49,366
Agricultural real estate	123,508	126,216
1-4 Family residential properties	311,699	328,119
Multifamily residential properties	72,660	83,478
Commercial real estate	635,420	633,694
Loans secured by real estate	1,212,134	1,220,873
Agricultural loans	79,763	86,735
Commercial and industrial loans	422,982	412,637
Consumer loans	33,132	38,404
All other loans	85,338	77,602
Total Gross loans	1,833,349	1,836,251
Less: Loans held for sale	1,932	1,175
	1,831,417	1,835,076
Less:
Net deferred loan fees, premiums and discounts	7,715	10,259
Allowance for loan losses	18,209	16,753
Net loans	$1,805,493	$1,808,064

Net loans decreased $2.6 million as of June 30, 2017 compared to December 31, 2016. The decrease was primarily due to seasonal paydowns on agricultural operating loans and payoffs of other loans that were not renewed. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At June 30, 2017, the Company’s loan portfolio included $203.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $164.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $9.7 million from $213.0 million at December 31, 2016 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $6.6 million from $171.3 million at December 31, 2016.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $120.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $145.8 million of loans to lessors of non-residential buildings, and $129.7 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2017
Allowance for loan losses:
Balance, beginning of period	$13,771	$2,319	$978	$751	$27	$17,846
Provision charged to expense	1,667	86	23	57	7	1,840
Losses charged off	(871)	(662)	(50)	(135)	—	(1,718)
Recoveries	180	—	18	43	—	241
Balance, end of period	$14,747	$1,743	$969	$716	$34	$18,209
Ending balance:
Individually evaluated for impairment	$194	$—	$47	$1	$—	$242
Collectively evaluated for impairment	$14,553	$1,743	$922	$715	$34	$17,967
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$11,789	$1,270	$926	$710	$41	$14,736
Provision charged to expense	388	179	56	88	22	733
Losses charged off	(572)	—	(58)	(109)	—	(739)
Recoveries	390	—	—	44	—	434
Balance, end of period	$11,995	$1,449	$924	$733	$63	$15,164
Ending balance:
Individually evaluated for impairment	$297	$—	$—	$—	$—	$297
Collectively evaluated for impairment	$11,698	$1,449	$924	$733	$63	$14,867
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Six months ended June 30, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	3,133	155	169	107	(2)	3,562
Losses charged off	(1,483)	(662)	(99)	(237)	—	(2,481)
Recoveries	196	1	25	153	—	375
Balance, end of period	$14,747	$1,743	$969	$716	$34	$18,209
Ending balance:
Individually evaluated for impairment	$194	$—	$47	$1	$—	$242
Collectively evaluated for impairment	$14,553	$1,743	$922	$715	$34	$17,967
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$5,653	$261	$1,494	$248	$—	$7,656
Collectively evaluated for impairment	1,241,763	202,620	331,874	35,611	$—	1,811,868
Acquired with deteriorated credit quality	6,110	—	—	—	$—	6,110
Ending balance	$1,253,526	$202,881	$333,368	$35,859	$—	$1,825,634

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	613	111	72	211	(161)	846
Losses charged off	(612)	—	(142)	(222)	—	(976)
Recoveries	615	1	—	102	—	718
Balance, end of period	$11,995	$1,449	$924	$733	$63	$15,164
Ending balance:
Individually evaluated for impairment	$297	$—	$—	$—	$—	$297
Collectively evaluated for impairment	$11,698	$1,449	$924	$733	$63	$14,867
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$1,555	$430	$—	$21	$—	$2,006
Collectively evaluated for impairment	855,595	194,384	221,546	41,656	—	1,313,181
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$857,150	$194,814	$221,546	$41,677	$—	$1,315,187
Year ended December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of year	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Acquired with deteriorated credit quality	$14	$—	$—	$—	$—	$14
Loans:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	1,199,003	211,168	360,825	41,644	—	1,812,640
Acquired with deteriorated credit quality	3,840	—	4,246	—	—	8,086
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$68,088	$48,877	$117,180	$118,934	$299,314	$318,921	$67,002	$81,018
Special Mention	—	—	5,213	5,190	2,623	918	1,618	1,651
Substandard	593	227	1,027	1,984	8,585	6,576	3,872	531
Doubtful	—	—	—	—	—	—	—	—
Total	$68,681	$49,104	$123,420	$126,108	$310,522	$326,415	$72,492	$83,200

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$594,806	$610,025	$74,333	$81,922	$401,352	$397,762	$32,366	$37,624
Special Mention	17,160	5,229	2,534	3,271	17,648	8,485	14	17
Substandard	20,526	14,881	2,892	1,492	2,280	2,786	434	387
Doubtful	—	—	—	—	—	—	—	—
Total	$632,492	$630,135	$79,759	$86,685	$421,280	$409,033	$32,814	$38,028

	All Other Loans		Total Loans
	2017	2016	2017	2016
Pass	$81,418	$74,377	$1,735,859	$1,769,460
Special Mention	2,756	2,892	49,566	27,653
Substandard	—	15	40,209	28,879
Doubtful	—	—	—	—
Total	$84,174	$77,284	$1,825,634	$1,825,992

The following table presents the Company’s loan portfolio aging analysis at June 30, 2017 and December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2017
Construction and land development	$—	$—	$—	$—	$68,681	$68,681	$—
Agricultural real estate	237	299	104	640	122,780	123,420	—
1-4 Family residential properties	1,462	57	1,235	2,754	307,768	310,522	—
Multifamily residential properties	—	98	—	98	72,394	72,492	—
Commercial real estate	1,720	304	1,196	3,220	629,272	632,492	—
Loans secured by real estate	3,419	758	2,535	6,712	1,200,895	1,207,607	—
Agricultural loans	931	199	—	1,130	78,629	79,759	—
Commercial and industrial loans	455	49	176	680	420,600	421,280	—
Consumer loans	160	3	88	251	32,563	32,814	—
All other loans	—	—	—	—	84,174	84,174	—
Total loans	$4,965	$1,009	$2,799	$8,773	$1,816,861	$1,825,634	$—
December 31, 2016
Construction and land development	$—	$—	$—	$—	$49,104	$49,104	$—
Agricultural real estate	—	131	293	424	125,684	126,108	—
1-4 Family residential properties	1,854	713	1,008	3,575	322,840	326,415	105
Multifamily residential properties	—	—	240	240	82,960	83,200	—
Commercial real estate	1,662	716	43	2,421	627,714	630,135	—
Loans secured by real estate	3,516	1,560	1,584	6,660	1,208,302	1,214,962	105
Agricultural loans	365	84	37	486	86,199	86,685	—
Commercial and industrial loans	395	155	249	799	408,234	409,033	—
Consumer loans	192	37	11	240	37,788	38,028	—
All other loans	—	—	—	—	77,284	77,284	—
Total loans	$4,468	$1,836	$1,881	$8,185	$1,817,807	$1,825,992	$105

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

The following tables present impaired loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$593	$593	$—	$227	$227	$—
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	1,494	1,762	47	997	997	6
Multifamily residential properties	605	605	—	528	528	—
Commercial real estate	3,589	3,703	78	863	884	—
Loans secured by real estate	6,281	6,663	125	2,615	2,636	6
Agricultural loans	261	1,071	—	1,345	1,345	660
Commercial and industrial loans	866	1,051	116	1,093	1,191	192
Consumer loans	248	248	1	213	213	—
All other loans	—	—	—	—	—	—
Total loans	$7,656	$9,033	$242	$5,266	$5,385	$858
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	16	17	—	205	207	—
1-4 Family residential properties	1,403	1,869	—	2,497	3,207	—
Multifamily residential properties	3,395	3,395	—	3,419	3,547	—
Commercial real estate	2,924	3,154	—	6,224	6,802	—
Loans secured by real estate	7,738	8,435	—	12,345	13,763	—
Agricultural loans	565	7	—	43	66	—
Commercial and industrial loans	1,086	1,374	—	378	572	—
Consumer loans	80	90	—	206	211	—
All other loans	—	—	—	—	—	—
Total loans	$9,469	$9,906	$—	$12,972	$14,612	$—
Total loans:
Construction and land development	$593	$593	$—	$227	$227	$—
Agricultural real estate	16	17	—	205	207	—
1-4 Family residential properties	2,897	3,631	47	3,494	4,204	6
Multifamily residential properties	4,000	4,000	—	3,947	4,075	—
Commercial real estate	6,513	6,857	78	7,087	7,686	—
Loans secured by real estate	14,019	15,098	125	14,960	16,399	6
Agricultural loans	826	1,078	—	1,388	1,411	660
Commercial and industrial loans	1,952	2,425	116	1,471	1,763	192
Consumer loans	328	338	1	419	424	—
All other loans	—	—	—	—	—	—
Total loans	$17,125	$18,939	$242	$18,238	$19,997	$858

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	For the three months ended
	June 30, 2017		June 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$594	$—	$580	$—
Agricultural real estate	16	—	450	—
1-4 Family residential properties	2,929	106	1,244	4
Multifamily residential properties	4,129	51	305	—
Commercial real estate	7,068	31	1,132	1
Loans secured by real estate	14,736	188	3,711	5
Agricultural loans	826	—	15	—
Commercial and industrial loans	1,781	2	1,100	—
Consumer loans	625	—	260	—
All other loans	—	—	10	—
Total loans	$17,968	$190	$5,096	$5

	For the six months ended
	June 30, 2017		June 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$347	$—	$632	$—
Agricultural real estate	17	—	450	—
1-4 Family residential properties	3,121	117	1,264	8
Multifamily residential properties	4,133	94	307	—
Commercial real estate	5,316	62	1,133	1
Loans secured by real estate	12,934	273	3,786	9
Agricultural loans	930	—	16	—
Commercial and industrial loans	1,841	4	1,143	—
Consumer loans	628	—	264	—
Total loans	$16,333	$277	$5,219	$9

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at June 30, 2017 stated above that were still accruing was $594,000 of 1-4 Family residential properties, $3,395,000 of multifamily residential properties, $2,087,000 of commercial real estate, $33,000 of commercial & industrial loans and $2,000 of consumer loans. The balance of loans modified in a troubled debt restructurings at June 30, 2016 included in the impaired loans stated above that were still accruing was $253,000 of 1-4 family residential properties, $34,000 commercial real estate, $22,000 commercial and industrial loans, and $10,000 of consumer loans. For the six months ended June 30, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2017 and December 31, 2016 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2017	December 31, 2016
Construction and land development	$593	$227
Agricultural real estate	16	205
1-4 Family residential properties	2,302	2,890
Multifamily residential properties	605	528
Commercial real estate	4,426	4,971
Loans secured by real estate	7,942	8,821
Agricultural loans	826	1,388
Commercial and industrial loans	1,622	1,430
Consumer loans	624	414
Total loans	$11,014	$12,053

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $140,000 and $80,000 for the six months ended June 30, 2017 and 2016, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
1-4 Family residential properties	$—	$827
Multifamily residential properties	3,396	3,419
Commercial real estate	2,698	3,816
Loans secured by real estate	6,094	8,062
Commercial and industrial loans	16	24
Carrying amount	6,110	8,086
Allowance for loan losses	—	14
Carrying amount, net of allowance	$6,110	$8,072

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of June 30, 2017 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of December 31, 2016, there was one loan with a change in expected cash flows and as a result, approximately $14,000 of provision was recorded. Subsequently, expected cash flows improved due to paydown of the loan balance and the provision was reversed. There was no provision recorded for the remaining PCI loans at June 30, 2017.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2017 and December 31, 2016 was $9.3 million and $10.9 million, respectively.  There was $114,000 and $196,000 in specific reserves established with respect to these loans as of June 30, 2017 and December 31, 2016, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.
The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2017 and December 31, 2016 (in thousands).

Troubled debt restructurings:	June 30, 2017	December 31, 2016
Construction and land development	$—	$227
1-4 Family residential properties	909	1,753
Multifamily residential properties	3,395	3,419
Commercial real estate	3,032	4,125
Loans secured by real estate	7,336	9,524
Agricultural loans	819	—
Commercial and industrial loans	920	1,040
Consumer loans	248	325
Total	$9,323	$10,889
Performing troubled debt restructurings:
1-4 Family residential properties	594	$603
Multifamily residential properties	3,395	3,419
Commercial real estate	2,087	2,116
Loans secured by real estate	6,076	6,138
Commercial and industrial loans	33	41
Consumer loans	2	6
Total	$6,111	$6,185

The decrease in TDRs during the period was was primarily due to loans that paid off. The following table presents loans modified as TDRs during the six months ended June 30, 2017 and 2016, as a result of various modified loan factors (in thousands):

	June 30, 2017			June 30, 2016
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		1	$234	(b)(c)
1-4 Family residential properties	—	—		1	48	(c)
Loans secured by real estate	—	—		2	282
Agricultural loans	1	819	(b)(c)	—	—
Commercial and industrial loans	—	—		3	75	(b)(c)
Total	1	$819		5	$357
Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2017. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2016.

The balance of real estate owned includes $2,689,000 and $1,982,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2017 and December 31, 2016, respectively. The Company also held $1,700,000 of repossessed collateral, consisting of machinery and equipment, acquired with foreclosed real estate. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $606,000 and $661,000 at June 30, 2017 and December 31, 2016, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$61,551	$3,760	$61,551	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	10,587	19,862	9,644
Other intangibles	3,731	2,193	3,731	2,102
	$88,159	$19,555	$88,159	$18,521

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

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing rights valued at $1,069,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Beginning Balance	$985	$—
Mortgage servicing rights acquired during period	—	1,069
Mortgage servicing rights capitalized	—	14
Mortgage servicing rights amortized	(72)	(98)
Ending Balance	$913	$985

Total amortization expense for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Core deposit intangibles	472	357	$943	$766
Other intangibles	45	45	91	91
Mortgage servicing rights	42	—	72	—
	$559	$402	$1,106	$857

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/17-06/30/17	$1,106
Estimated amortization expense:
For period 07/01/17-12/31/17	1,049
For year ended 12/31/18	1,954
For year ended 12/31/19	1,778
For year ended 12/31/20	1,576
For year ended 12/31/21	1,304
For year ended 12/31/22	1,195

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $142.4 million at June 30, 2017, a decrease of $43.4 million from $185.8 million at December 31, 2016. The decrease during the first six months of 2017 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.10%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2017	December 31, 2016
US Treasury securities and obligations of U.S. government corporations & agencies	$106,395	$100,526
Obligations of states and political subdivisions	—	1,173
Mortgage-backed securities: GSE: residential	36,016	84,064
Total	$142,411	$185,763

FHLB borrowings increased to $45 million at June 30, 2017 compared to $40 million December 31, 2016. At June 30, 2017 the advances were as follows:

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June, 28, 2019

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2017,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	142,573	—	142,573	—
Obligations of states and political subdivisions	176,012	—	176,012	—
Mortgage-backed securities	356,944	—	356,944	—
Trust preferred securities	2,424	—	—	2,424
Other securities	4,187	151	4,036	—
Total available-for-sale securities	$682,140	$151	$679,565	$2,424
December 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	136,324	—	136,324	—
Obligations of states and political subdivisions	162,705	—	162,705	—
Mortgage-backed securities	314,991	—	314,991	—
Trust preferred securities	1,652	—	—	1,652
Other securities	4,176	144	4,032	—
Total available-for-sale securities	$619,848	$144	$618,052	$1,652

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

Trust Preferred Securities
	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$1,638	$1,698	$1,652	$1,906
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	825	67	848	(124)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(39)	(19)	(76)	(36)
Ending balance	$2,424	$1,746	$2,424	$1,746
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2017 was $9,563,000 and a fair value of $9,321,000 resulting in specific loss exposures of $242,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2017 was $2,689,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $111,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans (collateral dependent)	$9,321	$—	$—	$9,321
Foreclosed assets held for sale	111	—	—	111
December 31, 2016
Impaired loans (collateral dependent)	$6,938	$—	$—	$6,938
Foreclosed assets held for sale	173	—	—	173

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at June 30, 2017 and December 31, 2016 (in thousands).

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,424	Discounted cash flow	Discount rate	13.3%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.8%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	$9,321	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$111	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,652	Discounted cash flow	Discount rate	13.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	22.4%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	$6,938	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$173	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Cash and due from banks	$73,398	$73,398	$73,398	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,712	—	1,712	—
Available-for-sale securities	682,140	682,140	151	679,565	2,424
Held-to-maturity securities	74,281	74,224	—	74,224	—
Loans held for sale	1,932	1,932	—	1,932	—
Loans net of allowance for loan losses	1,805,493	1,724,890	—	—	1,724,890
Interest receivable	9,620	9,620	—	9,620	—
Federal Reserve Bank stock	4,128	4,128	—	4,128	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	$2,289,406	$2,293,494	$—	$1,960,434	$333,060
Securities sold under agreements to repurchase	142,411	142,406	—	142,406	—
Interest payable	502	502	—	502	—
Federal Home Loan Bank borrowings	45,066	45,408	—	45,408	—
Other borrowings	12,188	12,188	—	12,188	—
Junior subordinated debentures	23,959	17,396	—	17,396	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and due from banks	$137,002	$137,002	$137,002	$—	$—
Federal funds sold	38,900	38,900	38,900	—	—
Certificates of deposit investments	14,643	14,651	—	14,651	—
Available-for-sale securities	619,848	619,848	144	618,052	1,652
Held-to-maturity securities	74,231	73,096	—	73,096	—
Loans held for sale	1,175	1,175	—	1,175	—
Loans net of allowance for loan losses	1,808,064	1,795,764	—	—	1,795,764
Interest receivable	10,553	10,553	—	10,553	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	$2,329,887	$2,331,725	$—	$1,976,806	$354,919
Securities sold under agreements to repurchase	185,763	185,766	—	185,766	—
Interest payable	535	535	—	535	—
Federal Home Loan Bank borrowings	40,094	40,318	—	40,318	—
Other borrowings	18,063	18,063	—	18,063	—
Junior subordinated debentures	23,917	17,068	—	17,068	—

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

The Company has recognized approximately $3,293,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition of which $1,953,000 was recorded for 2017. These costs are included in legal and professional and other expense. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Clover Leaf acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2016	2016
Net interest income	$21,214	$42,915
Provision for loan losses	803	961
Non-interest income	7,165	14,422
Non-interest expense	18,710	38,012
Income before income taxes	8,866	18,364
Income tax expense	2,893	6,103
Net income	5,973	12,261
Dividends on preferred shares	—	—
Net income available to common stockholders	$5,973	$12,261

Earnings per share
Basic	$0.51	$1.08
Diluted	$0.48	$0.99

Basic weighted average shares outstanding	11,753,325	11,404,723
Diluted weighted average shares outstanding	12,445,488	12,432,707

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2017 and 2016.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2016 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $14,464,000 and $9,735,000 for the six months ended June 30, 2017 and 2016, respectively. Diluted net income per common share available to common stockholders was $1.16 and $0.99 for the six months ended June 30, 2017 and 2016.

The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2017 and 2016, compared to the performance ratios for the year ended December 31, 2016:

	Six months ended		Year ended
	June 30, 2017	June 30, 2016	December 31, 2016
Return on average assets	1.02%	0.92%	0.94%
Return on average common equity	9.96%	9.76%	9.30%
Average equity to average assets	10.22%	10.03%	10.12%

Total assets were $2.83 billion at June 30, 2017, compared to $2.88 billion as of December 31, 2016. From December 31, 2016 to June 30, 2017, cash and interest bearing deposits decreased $102.0 million, net loan balances decreased $2.6 million and investment securities increased $62.3 million. Net loan balances were $1.81 billion at June 30, 2017 compared to $1.81 billion at December 31, 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.58% for the six months ended June 30, 2017, up from 3.27% for the same period in 2016. This increase was primarily due to an increase in earning assets and net accretion income from the acquisition of First Clover Leaf. Net interest income before the provision for loan losses was $46.7 million compared to net interest income of $32.1 million for the same period in 2016. The increase in net interest income was primarily due to growth in average earning assets including loans and investments primarily due to the acquisition of First Clover Leaf.

Total non-interest income of $15.5 million increased $2.4 million or 18.0% from $13.1 million for the same period last year. Insurance commissions were $410,000 higher than last year primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance. Electronic Services revenues were $272,000 greater than last year and deposit service charges increased by $249,000 primarily due to the addition of First Clover Leaf.

Total non-interest expense of $37.2 million increased $7.8 million or 26.8% from $29.3 million for the same period last year. The increase is primarily attributable to the First Clover Leaf acquisition including approximately $2.0 million in merger-related costs. Salaries and benefits expense increased to $20.0 million compared to $15.4 million for the same period last year as full-time equivalent employees increased to 590 from 520. Occupancy expenses have also increased to $6.2 million from $5.5 million for the first six months of last year primarily due to the additional 6 new locations from First Clover Leaf.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2017 versus 2016
	Three months ended June 30,	Six months ended June 30,
Net interest income	$7,983	$14,668
Provision for loan losses	(1,107)	(2,716)
Other income, including securities transactions	1,510	2,362
Other expenses	(3,812)	(7,843)
Income taxes	(1,303)	(1,742)
Increase in net income	$3,271	$4,729

Credit quality is an area of importance to the Company. Total nonperforming loans were $17.1 million at June 30, 2017, compared to $4.6 million at June 30, 2016 and $18.2 million at December 31, 2016. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.4 million at June 30, 2017 compared to $482,000 at June 30, 2016 and $2 million at December 31, 2016. The Company’s provision for loan losses for the six months ended June 30, 2017 and 2016 was $3,562,000 and $846,000, respectively.  Total loans past due 30 days or more were 0.48% of loans at June 30, 2017 compared to 0.28% at June 30, 2016, and 0.45% of loans at December 31, 2016.  At June 30, 2017, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.1% of the loan portfolio as of June 30, 2017 and 66.6% as of December 31, 2016.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2017 and 2016 and December 31, 2016 was 11.98%, 13.09% and 11.99%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2017 and 2016 and December 31, 2016 was 12.81%, 14.11% and 12.79%, respectively. The primary reason for the decrease in these ratios from June 30, 2016 was the First Clover Leaf acquisition which increased risk-weighted assets offset by stock issued of approximately $65.9 million and lower preferred dividends due to the conversion of Series C Preferred Stock.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2017 and 2016 were $457 million and $332 million, respectively.  The increase in 2017 was primarily due to additional outstanding commitments resulting from the acquisition of First Clover Leaf Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $407,000 and $493,000 for this assessment during the first six months of 2017 and 2016, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $62,000 and $54,000 during the first six months of 2017 and 2016 for this assessment, respectively.

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

As included in the proposed rule of June 2012, the final rule includes new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and First Mid Bank beginning in 2015 are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

As a result of the Company’s acquisition activity, goodwill, an intangible asset with an indefinite life, is reflected on the consolidated balance sheets. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2017 and 2016 in the following table (dollars in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$20,573	$48	0.95%	$14,945	$18	0.48%
Federal funds sold	490	—	—%	491	—	—%
Certificates of deposit investments	1,685	7	1.68%	33,419	83	1.00%
Investment securities
Taxable	601,906	3,147	2.09%	518,795	2,310	1.78%
Tax-exempt (1)	175,721	1,219	2.77%	107,631	862	3.20%
Loans (2)	1,815,417	21,025	4.70%	1,292,000	13,610	4.24%
Total earning assets	2,615,792	25,446	3.95%	1,967,281	16,883	3.45%
Cash and due from banks	54,117			44,300
Premises and equipment	39,254			29,769
Other assets	142,049			89,152
Allowance for loan losses	(18,169)			(15,012)
Total assets	$2,833,043			$2,115,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$1,149,578	$420	0.15%	$797,197	$195	0.10%
Savings deposits	372,732	120	0.13%	337,247	110	0.13%
Time deposits	338,705	393	0.47%	236,421	270	0.46%
Securities sold under agreements to repurchase	154,192	46	0.12%	130,226	21	0.06%
FHLB advances	45,724	168	1.49%	25,714	165	2.58%
Fed Funds Purchased	3,291	12	1.36%	1,239	3	0.97%
Junior subordinated debt	23,945	227	3.86%	20,620	149	2.91%
Other debt	13,115	107	3.3%	11	—	—%
Total interest-bearing liabilities	2,101,282	1,493	0.29%	1,548,675	913	0.24%
Non interest-bearing demand deposits	428,279			345,018
Other liabilities	8,289			8,226
Stockholders' equity	295,193			213,571
Total liabilities & equity	$2,833,043			$2,115,490
Net interest income		$23,953			$15,970
Net interest spread			3.66%			3.21%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.71%			3.26%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$39,824	$177	0.90%	$41,212	$110	0.54%
Federal funds sold	17,701	61	0.70%	491	1	0.20%
Certificates of deposit investments	4,976	32	1.30%	32,013	156	0.98%
Investment securities:
Taxable	579,657	6,015	2.07%	508,873	4,677	1.84%
Tax-exempt (1)	172,360	2,391	2.81%	106,942	1,716	3.21%
Loans (2)	1,809,942	40,952	4.56%	1,280,356	27,202	4.27%
Total earning assets	2,624,460	49,628	3.81%	1,969,887	33,862	3.45%
Cash and due from banks	54,801			45,422
Premises and equipment	39,739			30,381
Other assets	141,389			77,820
Allowance for loan losses	(17,686)			(14,855)
Total assets	$2,842,703			$2,108,655
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,128,273	$789	0.14%	$801,701	$396	0.10%
Savings deposits	369,180	234	0.13%	333,968	216	0.13%
Time deposits	367,484	789	0.43%	239,099	542	0.45%
Securities sold under agreements to repurchase	157,413	86	0.11%	125,782	39	0.06%
FHLB advances	42,922	319	1.50%	22,857	315	2.77%
Fed Funds Purchased	1,725	12	1.33%	619	2	—%
Junior subordinated debt	23,935	444	3.75%	20,620	294	2.87%
Other debt	14,907	230	3.12%	60	1	1.71%
Total interest-bearing liabilities	2,105,839	2,903	0.28%	1,544,706	1,805	0.23%
Non interest-bearing demand deposits	438,839			344,100
Other liabilities	7,610			8,305
Stockholders' equity	290,415			211,544
Total liabilities & equity	$2,842,703			$2,108,655
Net interest income		$46,725			$32,057
Net interest spread			3.53%			3.22%
Impact of non-interest bearing funds			0.05%			0.05%
Net yield on interest- earning assets			3.58%			3.27%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2017, compared to the same periods in 2016 (in thousands):

	Three months ended June 30, 2017 compared to 2016 Increase / (Decrease)			Six months ended June 30, 2017 compared to 2016 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$30	$8	$22	$67	$(10)	$77
Federal funds sold	—	—	—	60	57	3
Certificates of deposit investments	(76)	(309)	233	(124)	(237)	113
Investment securities:
Taxable	837	401	436	1,338	715	623
Tax-exempt (2)	357	485	(128)	675	910	(235)
Loans (3)	7,415	5,849	1,566	13,750	11,811	1,939
Total interest income	8,563	6,434	2,129	15,766	13,246	2,520
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	225	105	120	393	198	195
Savings deposits	10	10	—	18	18	—
Time deposits	123	117	6	247	349	(102)
Securities sold under agreements to repurchase	25	4	21	47	11	36
FHLB advances	3	365	(362)	4	384	(380)
Federal Funds Purchased	9	8	1	10	11	(1)
Junior subordinated debt	78	26	52	150	52	98
Other debt	107	107	—	229	228	1
Total interest expense	580	742	(162)	1,098	1,251	(153)
Net interest income	$7,983	$5,692	$2,291	$14,668	$11,995	$2,673

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $14.7 million, or 45.8%, to $46.7 million for the six months ended June 30, 2017, from $32.1 million for the same period in 2016. Net interest income increased due to the growth in average earning assets including loans and investments primarily due to the acquisition of First Clover Leaf. The net interest margin increased primarily due to the growth in earning assets, an increase in investment yields and accretion income related to the acquisition of First Clover Leaf.

For the six months ended June 30, 2017, average earning assets increased by $654.6 million, or 33.2%, and average interest-bearing liabilities increased $561.1 million or 36.3%, compared with average balances for the same period in 2016.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $1.4 million or 3.4%.

•	Average federal funds sold increased $17.2 million or 3,505.1%.

•	Average certificates of deposits investments decreased $27.0 million or 84.5%

•	Average loans increased by $529.6 million or 41.4%.

•	Average securities increased by $136.2 million or 22.1%.

•	Average deposits increased by $490.2 million or 35.7%.

•	Average securities sold under agreements to repurchase increased by $31.6 million or 25.1%.

•	Average borrowings and other debt increased by $39.3 million or 89.1%.

•	Net interest margin increased to 3.58% for the first six months of 2017 from 3.27% for the first six months of 2016.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt loans and securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.72% and 3.37% for the first six months of 2017 and 2016, respectively. The TE adjustments to net interest income for the six months ended June 30, 2017 and 2016 were $1,739,000 and $1,030,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2017 and 2016 was $3,562,000 and $846,000, respectively.  The increase in provision expense was primarily due to an increase in non-performing loans and net charge-offs. Net charge-offs were $2,106,000 for the six months ended June 30, 2017 compared to net charge offs of $258,000 for June 30, 2016.  Nonperforming loans were $17.1 million and $4.6 million as of June 30, 2017 and 2016, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Trust revenues	$841	$794	$47	$1,771	$1,775	$(4)
Brokerage commissions	509	466	43	1,014	914	100
Insurance commissions	853	735	118	2,478	2,068	410
Service charges	1,690	1,644	46	3,402	3,153	249
Security gains, net	335	404	(69)	335	664	(329)
Mortgage banking revenue, net	335	238	97	528	333	195
ATM / debit card revenue	1,665	1,472	193	3,233	2,961	272
Bank Owned Life Insurance	282	174	108	563	183	380
Other	1,459	532	927	2,141	1,052	1,089
Total other income	$7,969	$6,459	$1,510	$15,465	$13,103	$2,362

Following are explanations of the changes in these other income categories for the three months ended June 30, 2017 compared to the same period in 2016:

•
Trust revenues increased $47,000 or 5.9% to $841,000 from $794,000 due to an increase in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $881.5 million at June 30, 2017 compared to $810.9 million at June 30, 2016.

•	Revenues from brokerage increased $43,000 or 9.2% to $509,000 from $466,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $118,000 or 16.1% to $853,000 from $735,000 primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance.

•	Fees from service charges increased $46,000 or 2.8% to $1,690,000 from $1,644,000 primarily due to the acquisition of First Clover Leaf.

•	The sale of securities during the three months ended June 30, 2017 resulted in net securities gains of $335,000 compared to $404,000 during the three months ended June 30, 2016.

•	Mortgage banking income increased $97,000 or 40.8% to $335,000 from $238,000. Loans sold balances were as follows:

•	$17.7 million (representing 138 loans) for the three months ended June 30, 2017

•	$19.5 million (representing 164 loans) for the three months ended of June 30, 2016

First Mid Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $193,000 or 13.1% to $1,665,000 from $1,472,000 due to an increase in electronic transactions primarily from First Clover Leaf acquired in the third quarter of 2016.

•
Bank owned life insurance income increased $108,000 or 62.1%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition during the third quarter of 2016.

•	Other income increased $927,000 or 174.2% to $1,459,000 from $532,000 primarily due to income from tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf Financial.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2017 compared to the same period in 2016:

•
Trust revenues decreased $4,000 or 0.2% to $1,771,000 from $1,775,000 due to lower personal trust and agency fees. Trust assets, at market value, were $881.5 million at June 30, 2017 compared to $810.9 million at June 30, 2016.

•	Revenues from brokerage increased $100,000 or 10.9% to $1,014,000 from $914,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $410,000 or 19.8% to $2,478,000 from $2,068,000 primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance.

•	Fees from service charges increased $249,000 or 7.9% to $3,402,000 from $3,153,000 primarily due to the acquisition of First Clover Leaf.

•	The sale of securities during the six months ended June 30, 2017 resulted in net securities gains of $335,000 compared to $664,000 during the six months ended June 30, 2016.

•	Mortgage banking income increased $195,000 or 58.6% to $528,000 from $333,000. Loans sold balances were as follows:

•	$31.5 million (representing 241 loans) for the six months ended June 30, 2017

•	$28.7 million (representing 237 loans) for the six months ended June 30, 2016

First Mid Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $272,000 or 9.2% to $3,233,000 from $2,961,000 due to an increase in electronic transactions primarily from First Clover Leaf acquired in the third quarter of 2016 and incentives received from VISA.

•
Bank owned life insurance income increased $380,000 or 207.7%. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition during the third quarter of 2016.

•
Other income increased $1,089,000 or 103.5% to $2,141,000 from $1,052,000 primarily due to income from First Clover Leaf acquired during the third quarter of 2016 and income tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf Financial.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Salaries and employee benefits	$10,102	$7,602	$2,500	$20,037	$15,449	$4,588
Net occupancy and equipment expense	3,116	2,646	470	6,249	5,525	724
Net other real estate owned expense (income)	127	10	117	145	(9)	154
FDIC insurance	290	281	9	469	547	(78)
Amortization of intangible assets	559	402	157	1,106	857	249
Stationery and supplies	186	190	(4)	371	391	(20)
Legal and professional	894	917	(23)	1,725	1,701	24
Marketing and donations	277	239	38	571	1,201	(630)
Other operating expenses	2,404	1,856	548	6,484	3,652	2,832
Total other expense	$17,955	$14,143	$3,812	$37,157	$29,314	$7,843

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2017 compared to the same period in 2016:

•
Salaries and employee benefits, the largest component of other expense, increased $2,500,000 or 32.9% to $10,102,000 from $7,602,000.  The increase is primarily due to the addition of 88 employees in the acquisition of the First Clover Leaf and merit increases in 2017 for continuing employees. There were 590 and 520 full-time equivalent employees at June 30, 2017 and 2016, respectively.

•
Occupancy and equipment expense increased $470,000 or 17.8% to $3,116,000 from $2,646,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of six First Clover Leaf locations during the third quarter of 2016.

•
Net other real estate owned expense increased $117,000 or 1,170.0% to $127,000 from $10,000. The increase in 2017 was primarily due real estate taxes and maintenance expenses on properties owned in 2017.

•
Expense for amortization of intangible assets increased $157,000 or 39.1% to $559,000 from $402,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in 2017 was due to the additional amortization from First Clover Leaf.

•
Other operating expenses increased $548,000 or 29.5% to $2,404,000 in 2017 from $1,856,000 in 2016 primarily due to the additional expenses from the First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $11,000 or 0.8% to $1,357,000 in 2017 from $1,346,000 in 2016.  The increase from 2016 to 2017 was primarily due to an increase in marketing and donation expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2017 compared to the same period in 2016:

•
Salaries and employee benefits, the largest component of other expense, increased $4,588,000 to $20,037,000 from $15,449,000.  The increase is primarily due to the addition of 88 employees in the acquisition of the First Clover Leaf and merit increases in 2017 for continuing employees. There were 590 and 520 full-time equivalent employees at June 30, 2017 and 2016, respectively.

•
Occupancy and equipment expense increased $724,000 or 13.1% to $6,249,000 from $5,525,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of six First Clover Leaf locations during the third quarter of 2016.

•
Net other real estate owned expense increased $154,000 or 1,711.1% to $145,000 from $(9,000). The increase in 2017 was primarily due to real estate taxes and maintenance expenses on properties owned and losses on properties sold during 2017.

•
Expense for amortization of intangible assets increased $249,000 or 29.1% to $1,106,000 from $857,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in 2017 was due to the additional amortization from First Clover Leaf.

•
Other operating expenses increased $2,832,000 or 77.5% to $6,484,000 in 2017 from $3,652,000 in 2016 primarily due to the additional expenses from the First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses decreased $626,000 or 19.0% to $2,667,000 in 2017 from $3,293,000 in 2016.  The decrease from 2016 to 2017 was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000, during 2016.

Income Taxes

Total income tax expense amounted to $7.0 million (32.6% effective tax rate) for the six months ended June 30, 2017, compared to $5.3 million (35.1% effective tax rate) for the same period in 2016. The decline in effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 is primarily due to an increase in tax-exempt municipal investments and bank owned life insurance.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$217,295	1.89%	$213,050	1.83%
Obligations of states and political subdivisions	172,446	2.83%	164,163	2.80%
Mortgage-backed securities: GSE residential	354,993	2.54%	318,829	2.57%
Trust preferred securities	2,974	2.15%	3,050	1.86%
Other securities	4,034	2.42%	4,034	2.14%
Total securities	$751,742	2.47%	$703,126	2.39%

At June 30, 2017, the Company’s investment portfolio increased by $48.6 million from December 31, 2016 primarily due to securities added in the acquisition of First Clover Leaf, net of declines due to securities that matured or declined and were not replaced.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2017 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2017 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$143,014	$142,573	$—	$142,573	$—	$—	$—	$—
Obligations of state and political subdivisions	172,446	176,012	13,196	132,835	28,713	—	—	1,268
Mortgage-backed securities (2)	354,993	356,944	—	—	—	—	—	356,944
Trust preferred securities	2,974	2,424	—	—	—	—	2,424	—
Other securities	4,034	4,187	—	—	2,030	2,006	—	151
Total available-for-sale	$677,461	$682,140	$13,196	$275,408	$30,743	$2,006	$2,424	$358,363
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,281	$74,224	$—	$74,224	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of June 30, 2017:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$2,974,000
Fair value	$2,424,000
Unrealized gains/(losses)	$(550,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$334,542,000
Actual defaults & deferrals as a % of remaining collateral	14.8%
Expected defaults & deferrals as a % of remaining collateral	41.8%
Estimated incremental defaults required to break yield	$64,997,000
Performing collateral	$286,327,000
Current balance of class	$34,461,000
Subordination	$259,664,000
Excess subordination	$19,005,000
Excess subordination as a % of remaining performing collateral	6.6%
Discount rate (1)	2.47%-3.90%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at June 30, 2017 and December 31, 2016.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	% Outstanding Loans	December 31, 2016	% Outstanding Loans
Construction and land development	$68,681	3.8%	$49,104	2.7%
Agricultural real estate	123,420	6.8%	126,108	6.9%
1-4 Family residential properties	310,522	17.0%	326,415	17.9%
Multifamily residential properties	72,492	4.0%	83,200	4.6%
Commercial real estate	632,492	34.5%	630,135	34.5%
Loans secured by real estate	1,207,607	66.1%	1,214,962	66.6%
Agricultural loans	79,759	4.4%	86,685	4.7%
Commercial and industrial loans	421,280	23.1%	409,033	22.4%
Consumer loans	32,814	1.8%	38,028	2.1%
All other loans	84,174	4.6%	77,284	4.2%
Total loans	$1,825,634	100.0%	$1,825,992	100.0%

Overall loan balances decreased $358,000, or 0.02%.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,932,000 and $1,175,000 as of June 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	461,774	25.3%	465,458	25.5%
Sullivan region	162,118	8.9%	170,463	9.3%
Decatur region	326,771	17.9%	313,459	17.2%
Peoria region	195,162	10.7%	204,514	11.2%
Highland region	545,533	29.8%	538,325	29.5%
Southern region	134,276	7.4%	133,773	7.3%
Total all regions	$1,825,634	100.0%	$1,825,992	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2017 and 2016, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2017 and December 31, 2016, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$164,703	9.02%	$171,336	9.38%
Lessors of non-residential buildings	145,789	7.99%	134,019	7.34%
Lessors of residential buildings & dwellings	129,722	7.11%	139,584	7.64%
Hotels and motels	120,530	6.60%	103,843	5.69%
Automobile Dealers	49,874	2.73%	54,261	2.97%

Balances of automobile dealers were not a concentration June 30, 2017, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2017, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$42,660	$18,750	$7,271	$68,681
Agricultural real estate	13,626	43,787	66,007	123,420
1-4 Family residential properties	30,220	83,635	196,667	310,522
Multifamily residential properties	8,649	40,585	23,258	72,492
Commercial real estate	81,256	314,761	236,475	632,492
Loans secured by real estate	176,411	501,518	529,678	1,207,607
Agricultural loans	62,248	14,562	2,949	79,759
Commercial and industrial loans	197,288	182,898	41,094	421,280
Consumer loans	4,431	26,182	2,201	32,814
All other loans	18,974	10,930	54,270	84,174
Total loans	$459,352	$736,090	$630,192	$1,825,634

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2017, loans with maturities over one year consisted of approximately $1.2 billion in fixed rate loans and approximately $200 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Nonaccrual loans	$11,014	$12,053
Restructured loans which are performing in accordance with revised terms	6,111	6,185
Total nonperforming loans	17,125	18,238
Repossessed assets	4,434	1,985
Total nonperforming loans and repossessed assets	$21,559	$20,223
Nonperforming loans to loans, before allowance for loan losses	0.94%	1.00%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.18%	1.11%

The $1,039,000 decrease in nonaccrual loans during 2017 resulted from the net of $4,456,000 of loans put on nonaccrual status offset by $4,209,000 of loans becoming current or paid-off, $371,000 of loans transferred to other real estate and $915,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$593	5.4%	$227	1.9%
Agricultural real estate	16	0.1%	205	1.7%
1-4 Family residential properties	2,302	20.9%	2,890	24.0%
Multifamily Residential properties	605	5.5%	528	4.4%
Commercial real estate	4,426	40.2%	4,971	41.2%
Loans secured by real estate	7,942	72.1%	8,821	73.2%
Agricultural loans	826	7.5%	1,388	11.5%
Commercial and industrial loans	1,622	14.7%	1,430	11.9%
Consumer loans	624	5.7%	414	3.4%
Total loans	$11,014	100.0%	$12,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $140,000 and $80,000 for the six months ended June 30, 2017 and 2016, respectively.

The $2,449,000 increase in repossessed assets during the first six months of 2017 resulted from the net of $7,568,000 of additional assets repossessed and $5,119,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,163	48.8%	$1,711	86.2%
Farm Loans	—	—%	40	2.0%
1-4 family residential properties	284	6.4%	231	11.6%
Commercial real estate	242	5.5%	—	—%
Total real estate	2,689	60.7%	1,982	99.8%
Commercial & industrial loans	1,718	38.7%	—	—%
Consumer loans	27	0.6%	3	0.2%
Total repossessed collateral	$4,434	100.0%	$1,985	100.0%

Repossessed assets sold during the first six months of 2017 resulted in net losses of $17,000, of which $30,000 of net losses was related to real estate asset sales and $13,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2016 resulted in net losses of $17,000, of which $22,000 was related to real estate asset sales and $5,000 was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2017, the Company’s loan portfolio included $203.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $164.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $9.7 million from $213.0 million at December 31, 2016 while loans concentrated in other grain farming decreased $6.6 million from $171.3 million at December 31, 2016.

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

In addition, the Company has $120.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $145.8 million of loans to lessors of non-residential buildings, $129.7 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of June 30, 2017 and 2016, and of changes in the allowance for the three and six month periods ended June 30, 2017 and 2016, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average loans outstanding, net of unearned income	$1,805,619	$1,292,000	$1,815,417	$1,280,356
Allowance-beginning of period	17,846	14,736	16,753	14,576
Charge-offs:
Real estate-mortgage	162	112	351	221
Commercial, financial & agricultural	1,421	518	1,893	533
Installment	50	30	72	78
Other	85	79	165	144
Total charge-offs	1,718	739	2,481	976
Recoveries:
Real estate-mortgage	161	323	171	415
Commercial, financial & agricultural	37	67	51	201
Installment	6	5	10	12
Other	37	39	143	90
Total recoveries	241	434	375	718
Net charge-offs (recoveries)	1,477	305	2,106	258
Provision for loan losses	1,840	733	3,562	846
Allowance-end of period	$18,209	$15,164	$18,209	$15,164
Ratio of annualized net charge-offs to average loans	0.33%	0.09%	0.46%	0.04%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.00%	1.15%	1.00%	1.15%
Ratio of allowance for loan losses to nonperforming loans	106%	328%	106%	328%

The ratio of allowance for loan losses to loans outstanding was 1.00% as of June 30, 2017 compared to 1.15% as of June 30, 2016. The ratio of the allowance for loan losses to nonperforming loans is 106% as of June 30, 2017 compared to 328% as of June 30, 2016.  The decrease in this ratio is primarily due to the increase in nonperforming loans to $17.1 million at June 30, 2017 from $4.6 million at June 30, 2016. The ratios also decreased as acquired First Clover Leaf loans were recorded at fair value and First Clover Leaf's allowance for loan loss was not carried over in accordance with ASC 805.

During the first six months of 2017, the Company had net charge-offs of $2,106,000 compared to net charge-offs of $258,000 in 2016. During the first six months of 2017 there were charge offs of commercial real estate loans to two borrowers of $215,000, charge offs of two agricultural loans to one borrower of $662,000, and charge offs of five commercial operating loans to two borrowers of $1,052,000. During the first six months of 2016, there was one significant charge off of a residential real estate loan to a single borrower of $83,000 and one significant charge off of a commercial operating loan to a single borrower of $437,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016 (dollars in thousands):

	Six months ended June 30, 2017		Six months ended June 30, 2016		Year ended December 31, 2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$438,839	—%	$344,100	—%	$372,339	—%
Interest-bearing	1,128,273	0.14%	801,701	0.10%	881,994	0.11%
Savings	369,180	0.13%	333,968	0.13%	340,746	0.13%
Time deposits	367,484	0.43%	239,099	0.45%	298,124	0.43%
Total average deposits	$2,303,776	0.16%	$1,718,868	0.14%	$1,893,203	0.14%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016	Year ended December 31, 2016
High month-end balances of total deposits	$2,331,084	$1,740,354	$2,329,887
Low month-end balances of total deposits	2,282,214	1,703,014	1,699,770

During the first six months of 2017, the average balance of deposits increased by $410.6 million from the average balance for the year ended December 31, 2016. Average non-interest bearing deposits increased by $66.5 million, average interest bearing balances increased by $246.3 million, savings account balances increased $28.4 million and balances of time deposits increased $69.4 million. These increases were primarily the result of deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
3 months or less	$27,489	$23,796
Over 3 through 6 months	24,740	20,352
Over 6 through 12 months	42,581	37,094
Over 12 months	48,912	70,020
Total	$143,722	$151,262

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2017 and December 31, 2016 is presented below (dollars in thousands):

	June 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$142,411	$185,763
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	5,000
Fixed term – due after one year	45,066	35,094
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	12,188	14,063
Junior subordinated debentures	23,959	23,917
Total	$223,624	$267,837
Average interest rate at end of period	0.94%	0.52%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$163,626	$185,763
Federal funds purchased	9,000	12,500
Federal Home Loan Bank advances:
FHLB-Overnight	30,000	10,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	45,066	35,109
Debt:
Debt due in one year or less	4,000	7,000
Debt due after one year	14,063	15,000
Junior subordinated debentures	23,959	23,917
Averages for the period (YTD):
Securities sold under agreements to repurchase	$157,413	$129,734
Federal funds purchased	1,725	1,795
Federal Home Loan Bank advances:
FHLB-overnight	3,061	3,992
Fixed term – due in one year or less	4,751	10,260
Fixed term – due after one year	35,110	22,396
Debt:
Loans due in one year or less	1,326	1,454
Loans due after one year	13,581	4,749
Junior subordinated debentures	23,935	21,650
Total	$240,902	$196,030
Average interest rate during the period	0.91%	0.81%

Securities sold under agreements to repurchase decreased $43.4 million during the first six months of 2017 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At June 30, 2017 the fixed term advances consisted of $45 million as follows:

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of June 30, 2017. This loan was renewed on April 14, 2017 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.41% at June 30, 2017). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2017 and 2016 and December 31, 2016.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (3.41% at June 30, 2017) and interest and principle payments are due quarterly. As of June 30, 2017, the balance due was $12.2 million . The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2017 and December 31, 2016.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (4.01% and 3.17% at June 30, 2017 and December 31, 2016), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.85% and 2.56% at June 30, 2017 and December 31, 2016, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.10% and 2.81% at June 30, 2017 and December 31, 2016, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2017 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$20,765	$—	$—	$—	$—	$—	$20,765	$20,765
Certificates of deposit investments	$—	$245	$490	$950	$—	$—	$1,685	$1,712
Taxable investment securities	151	10,001	13,042	24,200	44,449	490,756	582,599	580,353
Nontaxable investment securities	—	936	589	2,050	7,149	163,098	173,822	176,011
Loans	834,075	252,577	192,550	253,712	179,097	113,623	1,825,634	1,745,031
Total	$854,991	$263,759	$206,671	$280,912	$230,695	$767,477	$2,604,505	$2,523,872
Interest-bearing liabilities:
Savings and NOW accounts	$421,307	$47,160	$49,012	$69,394	$71,518	$424,747	$1,083,138	$1,083,138
Money market accounts	416,282	2,887	2,967	3,849	3,929	20,771	450,685	450,685
Other time deposits	207,435	57,218	31,570	19,785	13,183	1,048	330,239	334,327
Short-term borrowings/debt	142,411	—	—	—	—	—	142,411	142,406
Long-term borrowings/debt	46,162	20,051	—	5,000	5,000	5,000	81,213	74,992
Total	$1,233,597	$127,316	$83,549	$98,028	$93,630	$451,566	$2,087,686	$2,085,548
Rate sensitive assets – rate sensitive liabilities	$(378,606)	$136,443	$123,122	$182,884	$137,065	$315,911	$516,819
Cumulative GAP	$(378,606)	$(242,163)	$(119,041)	$63,843	$200,908	$516,819
Cumulative amounts as % of total Rate sensitive assets	(14.5)%	5.2%	4.7%	7.0%	5.3%	12.1%
Cumulative Ratio	(14.5)%	(9.3)%	(4.6)%	2.5%	7.7%	19.8%

The static GAP analysis shows that at June 30, 2017, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2017, the Company’s stockholders' equity increased $20 million, or 7%, to $301 million from $281 million as of December 31, 2016. During the first six months of 2017, net income contributed $14.5 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $8.4 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2017 and December 31, 2016, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital (to risk-weighted assets)
Company	$279,932	12.81%	$174,803	> 8.00%	N/A	N/A
First Mid Bank	279,177	12.82	174,220	> 8.00	$217,775	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	261,723	11.98	131,102	> 6.00	N/A	N/A
First Mid Bank	260,968	11.98	130,665	> 6.00	174,220	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	237,764	10.88	98,327	> 4.50	N/A	N/A
First Mid Bank	260,968	11.98	97,999	> 4.50	141,554	> 6.50
Tier 1 Capital (to average assets)
Company	261,723	9.44	110,852	> 4.00	N/A	N/A
First Mid Bank	260,968	9.45	110,503	> 4.00	138,129	> 5.00
December 31, 2016
Total Capital (to risk-weighted assets)
Company	$270,062	12.79%	$168,902	> 8.00%	N/A	N/A
First Mid Bank	197,552	12.44	127,054	> 8.00	$158,817	> 10.00%
First Clover Leaf Bank	78,145	15.08	41,459	> 8.00	51,824	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	253,258	11.99	126,677	> 6.00	N/A	N/A
First Mid Bank	180,826	11.39	95,290	> 6.00	127,054	> 8.00
First Clover Leaf Bank	78,145	15.08	31,094	> 6.00	41,459	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	229,341	10.86	95,008	> 4.50	N/A	N/A
First Mid Bank	180,826	11.39	71,468	> 4.50	103,231	> 6.50
First Clover Leaf Bank	78,145	15.08	23,321	> 4.50	33,685	> 6.50
Tier 1 Capital (to average assets)
Company	253,258	9.19	110,242	> 4.00	N/A	N/A
First Mid Bank	180,826	8.62	83,938	> 4.00	104,922	> 5.00
First Clover Leaf Bank	78,145	12.04	25,963	> 4.00	32,453	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2017 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2017, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  First Clover Leaf Bank merged into First Mid Bank during the first quarter of 2017.

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

During the six months ended June 30, 2017, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69.5 million.  As of June 30, 2017, the Company is authorized per all repurchase programs to purchase $7.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2017, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2017, the excess collateral at the FHLB would support approximately $157.2 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2017, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 14, 2017 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2017 and 2016 and December 31, 2016.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$330,239	$207,435	$88,788	$32,968	$1,048
Debt	36,808	3,750	7,500	938	24,620
Other borrowings	187,411	152,411	20,000	10,000	5,000
Operating leases	44,504	2,560	4,418	3,604	33,922
Supplemental retirement	597	100	142	100	255
	$599,559	$366,256	$120,848	$47,610	$64,845

For the six months ended June 30, 2017, net cash of $24.5 million was provided from operating activities and $38.8 million and $87.7 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $102.0 million since year-end 2016.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Unused commitments and lines of credit:
Commercial real estate	$109,834	$128,576
Commercial operating	231,207	236,182
Home equity	39,909	40,896
Other	67,131	70,092
Total	$448,081	$475,746
Standby letters of credit	$8,773	$9,339

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

The Company as successor to First Clover Leaf, certain former executive officers of First Clover Leaf, and certain former members of First Clover Leaf’s board of directors, and the Company are named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit is captioned Raul v. Highlander, et al , Case No. 16- L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. The Lawsuit alleges breaches of fiduciary duty by the individual officers and directors of First Clover Leaf relating to the process leading to the merger of First Clover Leaf and the Company. The Lawsuit alleges that the merger consideration was inadequate and that the joint proxy statement/prospectus did not contain sufficient disclosures and detail. The Lawsuit also alleges that First Clover Leaf and the Company aided and abetted the alleged breaches of fiduciary duty by the individual defendants. On July 12, 2017, the defendants' motion to dismiss was granted and all claims were dismissed with prejudice. The plaintiff can appeal this decision prior to August 11, 2017.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  August 4, 2017

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
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

10.2
Form of 2017 Incentive Plan Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 25, 2017)

10.3
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Michael L. Taylor, effective July 25, 2017 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 27, 2017)

10.4
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Matthew K. Smith, effective July 25, 2017 (incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on July 27, 2017)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended June, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.