Form 10-Q
period 2017-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2017-11-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
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

As of November 6, 2017, 12,618,026 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks:
Non-interest bearing	$62,591	$57,988
Interest bearing	6,562	79,014
Federal funds sold	490	38,900
Cash and cash equivalents	69,643	175,902
Certificates of deposit investments	1,685	14,643
Investment securities:
Available-for-sale, at fair value	621,204	619,848
Held-to-maturity, at amortized cost (estimated fair value of $69,137 and $73,096 at September 30, 2017 and December 31, 2016, respectively)	69,306	74,231
Loans held for sale	2,079	1,175
Loans	1,865,483	1,824,817
Less allowance for loan losses	(18,589)	(16,753)
Net loans	1,846,894	1,808,064
Interest receivable	10,876	10,553
Other real estate owned	2,229	1,982
Premises and equipment, net	38,638	40,292
Goodwill, net	60,150	57,791
Intangible assets, net	11,181	12,832
Bank owned life insurance	41,601	41,318
Other assets	18,970	25,904
Total assets	$2,794,456	$2,884,535
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$430,036	$471,206
Interest bearing	1,787,441	1,858,681
Total deposits	2,217,477	2,329,887
Securities sold under agreements to repurchase	116,360	185,763
Interest payable	552	535
FHLB borrowings	87,052	40,094
Other borrowings	31,250	18,063
Junior subordinated debentures	23,980	23,917
Other liabilities	6,354	5,603
Total liabilities	2,483,025	2,603,862
Stockholders’ Equity:
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,167,769 and 13,020,742 shares in 2017 and 2016, respectively	54,671	54,083
Additional paid-in capital	163,067	158,671
Retained earnings	104,281	86,216
Deferred compensation	2,987	3,201
Accumulated other comprehensive income (loss)	1,999	(5,761)
Less treasury stock at cost, 549,743 shares in 2017 and 2016	(15,574)	(15,737)
Total stockholders’ equity	311,431	280,673
Total liabilities and stockholders’ equity	$2,794,456	$2,884,535

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$20,385	$15,294	$61,337	$42,496
Interest on investment securities	4,179	3,229	12,585	9,622
Interest on certificates of deposit investments	9	78	41	234
Interest on federal funds sold	1	7	62	8
Interest on deposits with other financial institutions	40	15	217	125
Total interest income	24,614	18,623	74,242	52,485
Interest expense:
Interest on deposits	1,028	623	2,840	1,777
Interest on securities sold under agreements to repurchase	51	23	137	62
Interest on FHLB borrowings	283	150	602	465
Interest on other borrowings	143	42	385	45
Interest on subordinated debentures	236	162	680	456
Total interest expense	1,741	1,000	4,644	2,805
Net interest income	22,873	17,623	69,598	49,680
Provision for loan losses	1,489	1,081	5,051	1,927
Net interest income after provision for loan losses	21,384	16,542	64,547	47,753
Other income:
Trust revenues	925	774	2,696	2,549
Brokerage commissions	536	526	1,550	1,440
Insurance commissions	670	738	3,148	2,806
Service charges	1,758	1,824	5,160	4,977
Securities gains, net	254	466	589	1,130
Mortgage banking revenue, net	347	382	875	715
ATM / debit card revenue	1,595	1,457	4,828	4,418
Bank owned life insurance	792	201	1,355	384
Other	784	530	2,925	1,582
Total other income	7,661	6,898	23,126	20,001
Other expense:
Salaries and employee benefits	9,648	7,844	29,685	23,293
Net occupancy and equipment expense	3,129	2,864	9,378	8,389
Net other real estate owned expense	385	32	530	23
FDIC insurance	210	294	679	841
Amortization of intangible assets	545	455	1,651	1,312
Stationery and supplies	168	221	539	612
Legal and professional	871	713	2,596	2,414
Marketing and donations	338	285	909	1,486
Other	2,618	2,612	9,102	6,264
Total other expense	17,912	15,320	55,069	44,634
Income before income taxes	11,133	8,120	32,604	23,120
Income taxes	3,538	2,812	10,545	8,077
Net income	7,595	5,308	22,059	15,043
Dividends on preferred shares	—	—	—	825
Net income available to common stockholders	$7,595	$5,308	$22,059	$14,218
Per share data:
Basic net income per common share available to common stockholders	$0.61	$0.51	$1.76	$1.52
Diluted net income per common share available to common stockholders	$0.61	$0.51	$1.76	$1.50
Cash dividends declared per common share	$—	$0.16	$0.32	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$7,595	$5,308	$22,059	$15,043
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $327 and $(690) for three months ended September 30, 2017 and 2016, respectively and $(5,154) and $(3,698) for nine months ended September 30, 2017 and 2016, respectively.	(512)	1,082	8,068	5,792
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(11) for three months ended September 30, 2017 and 2016, and $(32) and $(161) for nine months ended September 30, 2017 and 2016, respectively.	16	16	51	251
Less: reclassification adjustment for realized gains included in net income, net of taxes of $99 and $182 for three months ended September 30, 2017 and 2016, respectively and $230 and $440 for nine months ended September 30, 2017 and 2016, respectively.	(155)	(284)	(359)	(690)
Other comprehensive income (loss), net of taxes	(651)	814	7,760	5,353
Comprehensive income	$6,944	$6,122	$29,819	$20,396

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$22,059	$15,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,051	1,927
Depreciation, amortization and accretion, net	6,241	5,592
Change in cash surrender value of bank owned life insurance	(844)	(384)
Stock-based compensation expense	300	268
Gains on investment securities, net	(589)	(1,130)
Loss (gain) on sales of other real property owned, net	349	(5)
Donation of building	—	653
Loss on write down of fixed assets	337	26
Gains on sale of loans held for sale, net	(809)	(805)
Decrease in accrued interest receivable	(323)	(347)
Increase (decrease) in accrued interest payable	38	(36)
Origination of loans held for sale	(45,076)	(57,199)
Proceeds from sale of loans held for sale	44,981	55,388
Decrease (increase) in other assets	2,475	(2,713)
Decrease in other liabilities	(1,421)	(1,036)
Net cash provided by operating activities	32,769	15,242
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	12,958	13,618
Purchases of certificates of deposit investments	—	(12,958)
Proceeds from sales of securities available-for-sale	96,184	68,726
Proceeds from maturities of securities available-for-sale	52,894	55,500
Proceeds from maturities of securities held-to-maturity	—	91,899
Purchases of securities available-for-sale	(134,807)	(84,102)
Purchases of securities held-to-maturity	—	(71,557)
Net increase in loans	(49,198)	(84,432)
Sale of premises and equipment	—	147
Purchases of premises and equipment	(1,304)	(449)
Proceeds from sales of other real property owned	5,356	488
Investment in bank owned life insurance	—	(25,000)
Cash received related to acquisition, net of cash and cash equivalents acquired	—	36,774
Net cash used in investing activities	(17,917)	(11,346)
Cash flows from financing activities:
Net decrease in deposits	(112,410)	(3,996)
Increase in federal funds purchased	20,000	—
Decrease in repurchase agreements	(69,403)	(24,673)
Proceeds from FHLB advances	52,000	20,000
Repayment of FHLB advances	(5,000)	(5,000)
Proceeds from short-term debt	—	7,000
Proceeds from long-term debt	—	15,000
Repayment of other debt	(6,813)	—
Proceeds from issuance of common stock	4,195	97
Direct expenses related to capital transactions	(213)	(230)
Dividends paid on preferred stock	—	(1,286)
Dividends paid on common stock	(3,467)	(3,555)
Net cash (used in) provided by financing activities	(121,111)	3,357
(Decrease) increase in cash and cash equivalents	(106,259)	7,253
Cash and cash equivalents at beginning of period	175,902	115,784
Cash and cash equivalents at end of period	$69,643	$123,037

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2017	2016

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,627	$2,568
Income taxes	7,969	9,335
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	5,317	115
Dividends reinvested in common stock	527	1,052
Net tax benefit related to option and deferred compensation plans	221	140
Supplemental disclosure of purchase of capital stock of First Clover Leaf
Fair value of assets acquired		$668,905
Consideration paid:
Cash paid		22,545
Common stock issued		65,926
Total consideration paid		88,471
Fair value of liabilities assumed		$580,434

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2017 and 2016, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2017 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017. The Company operates as a one-segment entity for financial reporting purposes.

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

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of it's common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the three and nine months ended September 30, 2017, the company sold 95,310 shares of common stock at the weighted average price of approximately $35.06, representing gross proceeds of $3.34 million and net proceeds of $3.28 million. As of September 30, 2017, approximately $16.66 million of common stock remained available for issuance under the At The Market program.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company awarded 11,473 and 13,912 stock units during 2017 and 2016, respectively, under the 2007 Stock Incentive Plan.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2017
Net unrealized gains on securities available-for-sale	$3,817	$—	$3,817
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(310)	—	(310)
Securities with other-than-temporary impairment losses	—	(232)	(232)
Tax benefit (expense)	(1,366)	90	(1,276)
Balance at September 30, 2017	$2,141	$(142)	$1,999

December 31, 2016
Net unrealized losses on securities available-for-sale	$(7,649)	$—	$(7,649)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(394)	—	(394)
Securities with other-than-temporary impairment losses	—	(1,398)	(1,398)
Tax benefit	3,135	545	3,680
Balance at December 31, 2016	$(4,908)	$(853)	$(5,761)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Realized gains on available-for-sale securities	$254	$466	$589	$1,130	Securities gains, net
					(Total reclassified amount before tax)
	(99)	(182)	(230)	(440)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$155	$284	$359	$690	Net reclassified amount

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

Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08"). In March 2016, the FASB issued ASU 2016-08 which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. There are many aspects of the new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Management continues to evaluate the impact ASU 2016-08 will have on the Company’s consolidated financial statements.

Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management continues to evaluate the impact ASU 2016-02 will have on the Company's consolidated financial statements.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). In May 2014, FASB issued ASU 2014-09 which created a new topic in the FASB Accounting Standards Codification(R) ("ASC"), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers ("ASC 340-40"), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. See ASU 2016-08, above, for the effective dates.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$7,595,000	$5,308,000	$22,059,000	$15,043,000
Preferred stock dividends	—	—	—	(825,000)
Net income available to common stockholders	7,595,000	5,308,000	22,059,000	14,218,000
Weighted average common shares outstanding	12,528,674	10,497,072	12,498,913	9,372,547
Basic earnings per common share	$0.61	$0.51	$1.76	$1.52
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$7,595,000	$5,308,000	$22,059,000	$14,218,000
Effect of assumed preferred stock conversion	—	—	—	825,000
Net income applicable to diluted earnings per share	7,595,000	5,308,000	22,059,000	15,043,000
Weighted average common shares outstanding	12,528,674	10,497,072	12,498,913	9,372,547
Dilutive potential common shares:
Assumed conversion of stock options	6,299	1,742	6,827	1,945
Restricted stock awarded	836	5,232	836	5,232
Assumed conversion of preferred stock	—	—	—	677,674
Dilutive potential common shares	7,135	6,974	7,663	684,851
Diluted weighted average common shares outstanding	12,535,809	10,504,046	12,506,576	10,057,398
Diluted earnings per common share	$0.61	$0.51	$1.76	$1.50

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2017 and 2016 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options to purchase shares of common stock	—	24,500	—	24,500

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$126,931	$484	$(1,014)	$126,401
Obligations of states and political subdivisions	169,526	3,486	(486)	172,526
Mortgage-backed securities: GSE residential	314,195	2,223	(1,061)	315,357
Trust preferred securities	2,933	—	(232)	2,701
Other securities	4,034	185	—	4,219
Total available-for-sale	$617,619	$6,378	$(2,793)	$621,204
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,306	$328	$(497)	$69,137

December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$138,819	$13	$(2,508)	$136,324
Obligations of states and political subdivisions	164,163	1,346	(2,804)	162,705
Mortgage-backed securities: GSE residential	318,829	531	(4,369)	314,991
Trust preferred securities	3,050	—	(1,398)	1,652
Other securities	4,034	147	(5)	4,176
Total available-for-sale	$628,895	$2,037	$(11,084)	$619,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,231	$203	$(1,338)	$73,096

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

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross gains	$394	$446	$746	$1,130
Gross losses	(140)	—	(157)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2017 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$75,846	$39,439	$11,116	$—	$126,401
Obligations of state and political subdivisions	19,153	81,336	70,371	1,666	172,526
Mortgage-backed securities: GSE residential	423	213,894	101,040	—	315,357
Trust preferred securities	—	—	—	2,701	2,701
Other securities	—	2,006	2,038	175	4,219
Total available-for-sale investments	$95,422	$336,675	$184,565	$4,542	$621,204
Weighted average yield	2.23%	2.56%	2.68%	2.57%	2.55%
Full tax-equivalent yield	2.65%	3.02%	3.47%	3.41%	3.10%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,993	$29,313	$—	$—	$69,306
Weighted average yield	1.76%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2017.

Investment securities carried at approximately $463 million and $509 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2017 and December 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,135	$(1,009)	$1,003	$(5)	$74,138	$(1,014)
Obligations of states and political subdivisions	25,250	(274)	9,339	(212)	34,589	(486)
Mortgage-backed securities: GSE residential	86,744	(810)	9,084	(251)	95,828	(1,061)
Trust preferred securities	—	—	2,701	(232)	2,701	(232)
Other securities	—	—	—	—	—	—
Total	$185,129	$(2,093)	$22,127	$(700)	$207,256	$(2,793)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,336	$(229)	$14,725	$(268)	$44,061	$(497)
December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,257	$(2,508)	$—	$—	$125,257	$(2,508)
Obligations of states and political subdivisions	93,405	(2,804)	—	—	93,405	(2,804)
Mortgage-backed securities: GSE residential	266,319	(4,099)	5,878	(270)	272,197	(4,369)
Trust preferred securities	—	—	1,652	(1,398)	1,652	(1,398)
Other securities	—	—	1,995	(5)	1,995	(5)
Total	$484,981	$(9,411)	$9,525	$(1,673)	$494,506	$(11,084)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,295	$(1,338)	$—	$—	$53,295	$(1,338)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2017 there was one available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $1,003,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016 , there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At September 30, 2017 there were three held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,725,000 and unrealized losses of $268,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016 there were also no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2017 there were twenty-two obligations of states and political subdivisions with a fair value of $9,339,000 and unrealized losses of $212,000 in a continuous loss position for twelve months or more. At December 31, 2016, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2017 there were five mortgage-backed securities with a fair value of $9,084,000 and unrealized losses of $251,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there were two mortgage-backed securities with a fair value of $5,878,000 and unrealized losses of $270,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At September 30, 2017, there was one trust preferred security with a fair value of $2,701,000 and unrealized loss of $232,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one trust preferred security with a fair value of $1,652,000 and unrealized loss of $1,398,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2017 or 2016.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2017. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Fair Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$2,933	$2,701	$(232)	$(1,111)

Other securities. At September 30, 2017 there were no other securities in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one other security with a fair value of $1,995,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2017 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 (in thousands).

Accumulated Credit Losses
	September 30, 2017	September 30, 2016
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2017 and December 31, 2016 follows (in thousands):

	September 30, 2017	December 31, 2016
Construction and land development	$77,325	$49,366
Agricultural real estate	126,164	126,216
1-4 Family residential properties	302,889	328,119
Multifamily residential properties	72,491	83,478
Commercial real estate	650,059	633,694
Loans secured by real estate	1,228,928	1,220,873
Agricultural loans	81,367	86,735
Commercial and industrial loans	444,836	412,637
Consumer loans	30,394	38,404
All other loans	89,117	77,602
Total Gross loans	1,874,642	1,836,251
Less: Loans held for sale	2,079	1,175
	1,872,563	1,835,076
Less:
Net deferred loan fees, premiums and discounts	7,080	10,259
Allowance for loan losses	18,589	16,753
Net loans	$1,846,894	$1,808,064

Net loans increased $38.8 million as of September 30, 2017 compared to December 31, 2016. The increase was primarily due to increases in construction and land development and commercial and industrial loans offset by decreases in 1-4 family and multifamily residential properties. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At September 30, 2017, the Company’s loan portfolio included $207.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $166.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $5.5 million from $213.0 million at December 31, 2016 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $4.9 million from $171.3 million at December 31, 2016.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $120.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $168.3 million of loans to lessors of non-residential buildings, $129.4 million of loans to lessors of residential buildings and dwellings, and $81.4 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2017
Allowance for loan losses:
Balance, beginning of period	$14,747	$1,743	$969	$716	$34	$18,209
Provision charged to expense	1,440	(57)	(2)	72	36	1,489
Losses charged off	(1,242)	—	(7)	(160)	—	(1,409)
Recoveries	158	1	78	63	—	300
Balance, end of period	$15,103	$1,687	$1,038	$691	$70	$18,589
Ending balance:
Individually evaluated for impairment	$168	$—	$125	$2	$—	$295
Collectively evaluated for impairment	$14,935	$1,687	$913	$689	$70	$18,294
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$12,025	$1,419	$924	$733	$63	$15,164
Provision charged to expense	445	476	(36)	248	(52)	1,081
Losses charged off	—	—	—	(271)	—	(271)
Recoveries	128	2	1	56	—	187
Balance, end of period	$12,598	$1,897	$889	$766	$11	$16,161
Ending balance:
Individually evaluated for impairment	$272	$329	$—	$—	$—	$601
Collectively evaluated for impairment	$12,326	$1,568	$889	$766	$11	$15,560
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Nine months ended September 30, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	4,573	98	167	179	34	5,051
Losses charged off	(2,725)	(662)	(106)	(397)	—	(3,890)
Recoveries	354	2	103	216	—	675
Balance, end of period	$15,103	$1,687	$1,038	$691	$70	$18,589
Ending balance:
Individually evaluated for impairment	$168	$—	$125	$2	$—	$295
Collectively evaluated for impairment	$14,935	$1,687	$913	$689	$70	$18,294
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$7,635	$513	$1,418	$210	$—	$9,776
Collectively evaluated for impairment	1,287,821	206,669	324,920	32,892	$—	1,852,302
Acquired with deteriorated credit quality	5,484	—	—	—	$—	5,484
Ending balance	$1,300,940	$207,182	$326,338	$33,102	$—	$1,867,562

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,058	587	36	459	(213)	1,927
Losses charged off	(582)	(30)	(142)	(493)	—	(1,247)
Recoveries	743	3	1	158	—	905
Balance, end of period	$12,598	$1,897	$889	$766	$11	$16,161
Ending balance:
Individually evaluated for impairment	$272	$329	$—	$—	$—	$601
Collectively evaluated for impairment	$12,326	$1,568	$889	$766	$11	$15,560
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$1,753	$1,170	$471	$20	$—	$3,414
Collectively evaluated for impairment	1,162,386	208,775	378,742	44,740	—	1,794,643
Acquired with deteriorated credit quality	3,942	—	4,746	—	—	8,688
Ending balance	$1,168,081	$209,945	$383,959	$44,760	$—	$1,806,745
Year ended December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of year	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Acquired with deteriorated credit quality	$14	$—	$—	$—	$—	$14
Loans:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	1,199,003	211,168	360,825	41,644	—	1,812,640
Acquired with deteriorated credit quality	3,840	—	4,246	—	—	8,086
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2017 and December 31, 2016 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$76,913	$48,877	$119,958	$118,934	$290,989	$318,921	$64,938	$81,018
Special Mention	—	—	4,862	5,190	2,359	918	89	1,651
Substandard	266	227	1,276	1,984	8,549	6,576	7,296	531
Doubtful	—	—	—	—	—	—	—	—
Total	$77,179	$49,104	$126,096	$126,108	$301,897	$326,415	$72,323	$83,200

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$609,203	$610,025	$78,356	$81,922	$424,306	$397,762	$29,669	$37,624
Special Mention	20,082	5,229	2,128	3,271	17,560	8,485	13	17
Substandard	17,899	14,881	899	1,492	1,607	2,786	392	387
Doubtful	—	—	—	—	—	—	—	—
Total	$647,184	$630,135	$81,383	$86,685	$443,473	$409,033	$30,074	$38,028

	All Other Loans		Total Loans
	2017	2016	2017	2016
Pass	$85,239	$74,377	$1,779,571	$1,769,460
Special Mention	2,714	2,892	49,807	27,653
Substandard	—	15	38,184	28,879
Doubtful	—	—	—	—
Total	$87,953	$77,284	$1,867,562	$1,825,992

The following table presents the Company’s loan portfolio aging analysis at September 30, 2017 and December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2017
Construction and land development	$—	$—	$267	$267	$76,912	$77,179	$—
Agricultural real estate	—	—	396	396	125,700	126,096	—
1-4 Family residential properties	1,542	282	2,146	3,970	297,927	301,897	—
Multifamily residential properties	—	4,494	56	4,550	67,773	72,323	—
Commercial real estate	968	1,129	1,130	3,227	643,957	647,184	—
Loans secured by real estate	2,510	5,905	3,995	12,410	1,212,269	1,224,679	—
Agricultural loans	14	41	178	233	81,150	81,383	—
Commercial and industrial loans	613	407	592	1,612	441,861	443,473	—
Consumer loans	188	6	3	197	29,877	30,074	—
All other loans	—	—	—	—	87,953	87,953	—
Total loans	$3,325	$6,359	$4,768	$14,452	$1,853,110	$1,867,562	$—
December 31, 2016
Construction and land development	$—	$—	$—	$—	$49,104	$49,104	$—
Agricultural real estate	—	131	293	424	125,684	126,108	—
1-4 Family residential properties	1,854	713	1,008	3,575	322,840	326,415	105
Multifamily residential properties	—	—	240	240	82,960	83,200	—
Commercial real estate	1,662	716	43	2,421	627,714	630,135	—
Loans secured by real estate	3,516	1,560	1,584	6,660	1,208,302	1,214,962	105
Agricultural loans	365	84	37	486	86,199	86,685	—
Commercial and industrial loans	395	155	249	799	408,234	409,033	—
Consumer loans	192	37	11	240	37,788	38,028	—
All other loans	—	—	—	—	77,284	77,284	—
Total loans	$4,468	$1,836	$1,881	$8,185	$1,817,807	$1,825,992	$105

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

The following tables present impaired loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$266	$607	$—	$227	$227	$—
Agricultural real estate	276	276	—	—	—	—
1-4 Family residential properties	1,417	1,738	125	997	997	6
Multifamily residential properties	7,425	7,425	11	528	528	—
Commercial real estate	4,391	4,547	29	863	884	—
Loans secured by real estate	13,775	14,593	165	2,615	2,636	6
Agricultural loans	237	1,080	—	1,345	1,345	660
Commercial and industrial loans	1,038	1,456	128	1,093	1,191	192
Consumer loans	210	210	2	213	213	—
All other loans	—	—	—	—	—	—
Total loans	$15,260	$17,339	$295	$5,266	$5,385	$858
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	15	15	—	205	207	—
1-4 Family residential properties	1,623	2,106	—	2,497	3,207	—
Multifamily residential properties	—	—	—	3,419	3,547	—
Commercial real estate	1,297	1,474	—	6,224	6,802	—
Loans secured by real estate	2,935	3,595	—	12,345	13,763	—
Agricultural loans	597	7	—	43	66	—
Commercial and industrial loans	911	1,218	—	378	572	—
Consumer loans	85	95	—	206	211	—
All other loans	—	—	—	—	—	—
Total loans	$4,528	$4,915	$—	$12,972	$14,612	$—
Total loans:
Construction and land development	$266	$607	$—	$227	$227	$—
Agricultural real estate	291	291	—	205	207	—
1-4 Family residential properties	3,040	3,844	125	3,494	4,204	6
Multifamily residential properties	7,425	7,425	11	3,947	4,075	—
Commercial real estate	5,688	6,021	29	7,087	7,686	—
Loans secured by real estate	16,710	18,188	165	14,960	16,399	6
Agricultural loans	834	1,087	—	1,388	1,411	660
Commercial and industrial loans	1,949	2,674	128	1,471	1,763	192
Consumer loans	295	305	2	419	424	—
All other loans	—	—	—	—	—	—
Total loans	$19,788	$22,254	$295	$18,238	$19,997	$858

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	For the three months ended
	September 30, 2017		September 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$267	$—	$231	$—
Agricultural real estate	291	—	474	—
1-4 Family residential properties	3,047	5	1,572	3
Multifamily residential properties	8,017	80	535	—
Commercial real estate	5,762	6	1,097	1
Loans secured by real estate	17,384	91	3,909	4
Agricultural loans	834	—	755	—
Commercial and industrial loans	2,075	2	744	1
Consumer loans	296	—	306	—
All other loans	—	—	10	—
Total loans	$20,589	$93	$5,724	$5

	For the nine months ended
	September 30, 2017		September 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$98	$—	$231	$—
Agricultural real estate	293	—	476	—
1-4 Family residential properties	3,003	16	1,344	10
Multifamily residential properties	10,839	229	539	—
Commercial real estate	4,638	14	1,064	2
Loans secured by real estate	18,871	259	3,654	12
Agricultural loans	900	—	696	—
Commercial and industrial loans	2,216	6	777	1
Consumer loans	307	—	388	—
Total loans	$22,294	$265	$5,515	$13

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at September 30, 2017 stated above that were still accruing was $410,000 of 1-4 Family residential properties, $5,217,000 of multifamily residential properties, $347,000 of commercial real estate, $29,000 of commercial & industrial loans and $1,000 of consumer loans. The balance of loans modified in a troubled debt restructurings at September 30, 2016 included in the impaired loans stated above that were still accruing was $514,000 of 1-4 family residential properties, $3,430,000 of multifamily residential properties, $2,152,000 commercial real estate, $46,000 commercial and industrial loans, and $9,000 of consumer loans. For the nine months ended September 30, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2017 and December 31, 2016 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2017	December 31, 2016
Construction and land development	$266	$227
Agricultural real estate	291	205
1-4 Family residential properties	2,630	2,890
Multifamily residential properties	2,208	528
Commercial real estate	5,341	4,971
Loans secured by real estate	10,736	8,821
Agricultural loans	834	1,388
Commercial and industrial loans	1,920	1,430
Consumer loans	294	414
Total loans	$13,784	$12,053

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $366,000 and $99,000 for the nine months ended September 30, 2017 and 2016, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
1-4 Family residential properties	$—	$827
Multifamily residential properties	3,387	3,419
Commercial real estate	2,085	3,816
Loans secured by real estate	5,472	8,062
Commercial and industrial loans	12	24
Carrying amount	5,484	8,086
Allowance for loan losses	—	14
Carrying amount, net of allowance	$5,484	$8,072

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of September 30, 2017 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of December 31, 2016, there was one loan with a change in expected cash flows and as a result, approximately $14,000 of provision was recorded. Subsequently, expected cash flows improved due to paydown of the loan balance and the provision was reversed. There was no provision recorded for the remaining PCI loans at September 30, 2017.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2017 and December 31, 2016 was $8.6 million and $10.9 million, respectively.  There was $99,000 and $196,000 in specific reserves established with respect to these loans as of September 30, 2017 and December 31, 2016, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2017 and December 31, 2016 (in thousands).

Troubled debt restructurings:	September 30, 2017	December 31, 2016
Construction and land development	$—	$227
1-4 Family residential properties	843	1,753
Multifamily residential properties	5,217	3,419
Commercial real estate	671	4,125
Loans secured by real estate	6,731	9,524
Agricultural loans	828	—
Commercial and industrial loans	849	1,040
Consumer loans	210	325
Total	$8,618	$10,889
Performing troubled debt restructurings:
1-4 Family residential properties	410	$603
Multifamily residential properties	5,217	3,419
Commercial real estate	347	2,116
Loans secured by real estate	5,974	6,138
Commercial and industrial loans	29	41
Consumer loans	1	6
Total	$6,004	$6,185

The decrease in TDRs during the period was was primarily due to loans that paid off. The following table presents loans modified as TDRs during the nine months ended September 30, 2017 and 2016, as a result of various modified loan factors (in thousands):

	September 30, 2017			September 30, 2016
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		1	$231	(b)(c)
1-4 Family residential properties	1	17	(c)	1	47	(c)
Commercial real estate	—	—		1	43	(b)(c)
Loans secured by real estate	1	17		3	321
Agricultural loans	4	828	(b)(c)(d)	—	—
Commercial and industrial loans	1	27	(c)	6	405	(b)(c)
Consumer Loans	—	—		1	20	(c)
Total	6	$872		10	$746
Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2017. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2016.

The balance of real estate owned includes $2,229,000 and $1,982,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2017 and December 31, 2016, respectively. The Company also held $35,000 of repossessed collateral, consisting of machinery and equipment, acquired with foreclosed real estate. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $429,000 and $661,000 at September 30, 2017 and December 31, 2016, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$63,910	$3,760	$61,551	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	11,053	19,862	9,644
Other intangibles	3,731	2,239	3,731	2,102
	$90,518	$20,067	$88,159	$18,521

During the third quarter of 2016, goodwill of $16.8 million was provisionally recorded for the acquisition of First Clover Leaf. Goodwill was adjusted to $19.1 million within the twelve month measurement period to reflect information collected through that period to record goodwill. The measurement period adjustment also increased other liabilities by $2 million and decreased other assets by $.3 million. The goodwill consists largely of the synergies and economies of scale expected from combining the operations of First Clover Leaf Bank with First Mid Bank. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes. The following table provides a reconciliation of the purchase price paid for First Clover Leaf and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$8,741
Purchase accounting adjustments:
Fair value of securities	737
Fair value of loans, net	3,475
Fair value of OREO	754
Fair value of premises and equipment	(1,963)
Fair value of time deposits	1,994
Fair value of FHLB advances	113
Fair value of subordinated debentures	(731)
Core deposit intangible	(4,660)
Other assets	10,683
		10,402
Resulting goodwill from acquisition		$19,143

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing rights valued at $1,069,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Beginning Balance	$985	$—
Mortgage servicing rights acquired during period	—	1,069
Mortgage servicing rights capitalized	—	14
Mortgage servicing rights amortized	(105)	(98)
Ending Balance	$880	$985

Total amortization expense for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Core deposit intangibles	466	395	$1,409	$1,161
Other intangibles	46	46	137	137
Mortgage servicing rights	33	14	105	14
	$545	$455	$1,651	$1,312

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/17-09/30/17	$1,651
Estimated amortization expense:
For period 10/01/17-12/31/17	501
For year ended 12/31/18	1,954
For year ended 12/31/19	1,778
For year ended 12/31/20	1,576
For year ended 12/31/21	1,304
For year ended 12/31/22	1,195

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2017 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $116.4 million at September 30, 2017, a decrease of $69.4 million from $185.8 million at December 31, 2016. The decrease during the first nine months of 2017 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.09%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2017	December 31, 2016
US Treasury securities and obligations of U.S. government corporations & agencies	$88,435	$100,526
Obligations of states and political subdivisions	—	1,173
Mortgage-backed securities: GSE: residential	27,925	84,064
Total	$116,360	$185,763

FHLB borrowings increased to $87 million at September 30, 2017 compared to $40 million December 31, 2016. At September 30, 2017 the advances were as follows:

•	$20 million overnight advance at 1.20%

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June, 28, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2017,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$126,401	$—	$126,401	$—
Obligations of states and political subdivisions	172,526	—	172,526	—
Mortgage-backed securities	315,357	—	315,357	—
Trust preferred securities	2,701	—	—	2,701
Other securities	4,219	175	4,044	—
Total available-for-sale securities	$621,204	$175	$618,328	$2,701
December 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$136,324	$—	$136,324	$—
Obligations of states and political subdivisions	162,705	—	162,705	—
Mortgage-backed securities	314,991	—	314,991	—
Trust preferred securities	1,652	—	—	1,652
Other securities	4,176	144	4,032	—
Total available-for-sale securities	$619,848	$144	$618,052	$1,652

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

Trust Preferred Securities
	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$2,424	$1,746	$1,652	$1,906
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	318	(66)	1,166	(190)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(41)	(19)	(117)	(55)
Ending balance	$2,701	$1,661	$2,701	$1,661
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2017 was $7,092,000 and a fair value of $6,793,000 resulting in specific loss exposures of $299,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2017 was $2,229,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $307,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans (collateral dependent)	$6,793	$—	$—	$6,793
Foreclosed assets held for sale	307	—	—	307
December 31, 2016
Impaired loans (collateral dependent)	$6,938	$—	$—	$6,938
Foreclosed assets held for sale	173	—	—	173

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

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,701	Discounted cash flow	Discount rate	13.3%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.9%
			Probability of default	0.6%
			Projected cures given deferral	0.0%
			Loss severity	97.7%
Impaired loans (collateral dependent)	$6,793	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$307	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$1,652	Discounted cash flow	Discount rate	13.6%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	22.4%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.6%
Impaired loans (collateral dependent)	$6,938	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$173	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Cash and due from banks	$69,153	$69,153	$69,153	$—	$—
Federal funds sold	490	490	490	—	—
Certificates of deposit investments	1,685	1,708	—	1,708	—
Available-for-sale securities	621,204	621,204	175	618,328	2,701
Held-to-maturity securities	69,306	69,137	—	69,137	—
Loans held for sale	2,079	2,079	—	2,079	—
Loans net of allowance for loan losses	1,846,894	1,842,343	—	—	1,842,343
Interest receivable	10,876	10,876	—	10,876	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	3,302	3,302	—	3,302	—
Financial Liabilities
Deposits	$2,217,477	$2,217,528	$—	$1,897,161	$320,367
Securities sold under agreements to repurchase	116,360	116,348	—	116,348	—
Interest payable	552	552	—	552	—
Federal Home Loan Bank borrowings	87,052	87,396	—	87,396	—
Other borrowings	31,250	31,250	20,000	11,250	—
Junior subordinated debentures	23,980	17,640	—	17,640	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and due from banks	$137,002	$137,002	$137,002	$—	$—
Federal funds sold	38,900	38,900	38,900	—	—
Certificates of deposit investments	14,643	14,651	—	14,651	—
Available-for-sale securities	619,848	619,848	144	618,052	1,652
Held-to-maturity securities	74,231	73,096	—	73,096	—
Loans held for sale	1,175	1,175	—	1,175	—
Loans net of allowance for loan losses	1,808,064	1,795,764	—	—	1,795,764
Interest receivable	10,553	10,553	—	10,553	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	$2,329,887	$2,331,725	$—	$1,976,806	$354,919
Securities sold under agreements to repurchase	185,763	185,766	—	185,766	—
Interest payable	535	535	—	535	—
Federal Home Loan Bank borrowings	40,094	40,318	—	40,318	—
Other borrowings	18,063	18,063	—	18,063	—
Junior subordinated debentures	23,917	17,068	—	17,068	—

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values on the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of September 8, 2016 as additional information regarding the closing date fair values become available.  The total consideration paid was used to determine the amount of goodwill resulting from the transaction.  As the total consideration paid exceeded the net assets acquired, goodwill of $19.1 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities in the St. Louis market, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the First Clover Leaf acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Clover Leaf Bank
Assets
Cash	$59,320	$—	$59,320
Investment Securities	109,911	(737)	109,174
Loans	448,668	(10,403)	438,265
Allowance for loan losses	(6,928)	6,928	—
Other real estate owned	2,741	(754)	1,987
Premises and equipment	9,618	1,963	11,581
Goodwill	11,385	7,758	19,143
Core deposit intangible	99	4,561	4,660
Other assets	23,974	2,875	26,849
Total assets acquired	$658,788	$12,191	$670,979
Liabilities and Stockholders' Equity
Deposits	$534,692	$1,994	$536,686
Securities sold under agreements to repurchase	23,263	—	23,263
FHLB advances	15,000	113	15,113
Subordinated debentures	4,000	(731)	3,269
Other liabilities	2,103	2,074	4,177
Total liabilities assumed	579,058	3,450	582,508
Net assets acquired	$79,730	$8,741	$88,471

Consideration Paid
Cash			$22,545
Common stock			65,926
Total consideration paid			$88,471

The Company has recognized approximately $3,302,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition of which $1,962,000 was recorded for 2017. These costs are included in legal and professional and other expense. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Clover Leaf acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2016	2016
Net interest income	$21,255	$63,727
Provision for loan losses	1,363	2,209
Non-interest income	7,322	21,640
Non-interest expense	20,039	57,145
Income before income taxes	7,175	26,013
Income tax expense	2,481	9,079
Net income	$4,694	$16,934

Earnings per share
Basic	$0.45	$1.72
Diluted	$0.45	$1.68

Basic weighted average shares outstanding	10,497,072	9,372,547
Diluted weighted average shares outstanding	10,504,046	10,057,398

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2017 and 2016.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $22,059,000 and $15,043,000 for the nine months ended September 30, 2017 and 2016, respectively. Diluted net income per common share available to common stockholders was $1.76 and $1.50 for the nine months ended September 30, 2017 and 2016.

The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2017 and 2016, compared to the performance ratios for the year ended December 31, 2016:

	Nine months ended		Year ended
	September 30, 2017	September 30, 2016	December 31, 2016
Return on average assets	1.04%	0.92%	0.94%
Return on average common equity	9.96%	9.34%	9.30%
Average equity to average assets	10.42%	10.10%	10.12%

Total assets were $2.79 billion at September 30, 2017, compared to $2.88 billion as of December 31, 2016. From December 31, 2016 to September 30, 2017, cash and interest bearing deposits decreased $106.2 million, net loan balances increased $38.8 million and investment securities decreased $3.6 million. Net loan balances were $1.85 billion at September 30, 2017 compared to $1.81 billion at December 31, 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.55% for the nine months ended September 30, 2017, up from 3.27% for the same period in 2016. This increase was primarily due to an increase in earning assets and net accretion income from the acquisition of First Clover Leaf. Net interest income before the provision for loan losses was $69.6 million compared to net interest income of $49.7 million for the same period in 2016. The increase in net interest income was primarily due to growth in average earning assets including loans and investments primarily due to the acquisition of First Clover Leaf. Income from Bank Owned Life Insurance increased $971,000 compared to the same period in 2016 due to a death benefit of $511,000 and nine months of cash surrender value increases for 2017 versus six months for 2016.

Total non-interest income of $23.1 million increased $3.1 million or 15.6% from $20.0 million for the same period last year. Insurance commissions were $342,000 higher than last year primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance. Electronic Services revenues were $410,000 greater than last year and deposit service charges increased by $183,000 primarily due to the addition of First Clover Leaf.

Total non-interest expense of $55.1 million increased $10.4 million or 23.4% from $44.6 million for the same period last year. The increase is primarily attributable to the First Clover Leaf acquisition. Salaries and benefits expense increased to $29.7 million compared to $23.3 million for the same period last year. Occupancy expenses have also increased to $9.4 million from $8.4 million for the first nine months of last year primarily due to the additional locations from First Clover Leaf.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2017 versus 2016
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$5,250	$19,918
Provision for loan losses	(408)	(3,124)
Other income, including securities transactions	763	3,125
Other expenses	(2,592)	(10,435)
Income taxes	(726)	(2,468)
Increase in net income	$2,287	$7,016

Credit quality is an area of importance to the Company. Total nonperforming loans were $19.8 million at September 30, 2017, compared to $15.8 million at September 30, 2016 and $18.2 million at December 31, 2016. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.3 million at September 30, 2017 compared to $2.1 million at September 30, 2016 and $2 million at December 31, 2016. The Company’s provision for loan losses for the nine months ended September 30, 2017 and 2016 was $5,051,000 and $1,927,000, respectively.  Total loans past due 30 days or more were 0.77% of loans at September 30, 2017 compared to 0.38% at September 30, 2016, and 0.45% of loans at December 31, 2016.  At September 30, 2017, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 65.6% of the loan portfolio as of September 30, 2017 and 66.6% as of December 31, 2016.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2017 and 2016 and December 31, 2016 was 12.41%, 12.03% and 11.99%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2017 and 2016 and December 31, 2016 was 13.26%, 12.79% and 12.79%, respectively. The increase in these ratios from December 31, 2016 was primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2017 and 2016 were $440 million and $455 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affect results, including insurance assessment rates. The Company expensed $582,000 and $758,000 for this assessment during the first nine months of 2017 and 2016, respectively.

In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $97,000 and $83,000 during the first nine months of 2017 and 2016 for this assessment, respectively.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2017 as part of the goodwill impairment test and no impairment was identified.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2017 and 2016 in the following table (dollars in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$11,265	$40	1.44%	$9,662	$15	0.62%
Federal funds sold	490	1	0.83%	6,718	7	0.41%
Certificates of deposit investments	1,685	9	2.17%	29,490	78	1.05%
Investment securities
Taxable	579,025	2,984	2.06%	522,841	2,304	1.76%
Tax-exempt (1)	172,617	1,195	2.77%	119,986	925	3.08%
Loans (2)	1,840,570	20,385	4.49%	1,445,774	15,294	4.21%
Total earning assets	2,605,652	24,614	3.83%	2,134,471	18,623	3.47%
Cash and due from banks	52,458			47,417
Premises and equipment	38,877			32,249
Other assets	140,768			100,546
Allowance for loan losses	(18,595)			(15,520)
Total assets	$2,819,160			$2,299,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$1,131,699	$500	0.18%	$851,425	$217	0.10%
Savings deposits	366,541	119	0.13%	338,583	112	0.13%
Time deposits	325,070	409	0.51%	294,598	294	0.40%
Securities sold under agreements to repurchase	135,327	51	0.15%	130,999	23	0.07%
FHLB advances	73,051	283	1.57%	51,453	150	1.16%
Fed Funds Purchased	9,467	37	1.59%	5,914	12	0.81%
Junior subordinated debt	23,966	236	3.99%	21,437	162	3.01%
Other debt	12,177	106	3.53%	4,728	30	2.50%
Total interest-bearing liabilities	2,077,298	1,741	0.34%	1,699,137	1,000	0.23%
Non interest-bearing demand deposits	425,077			357,160
Other liabilities	11,472			7,502
Stockholders' equity	305,313			235,364
Total liabilities & equity	$2,819,160			$2,299,163
Net interest income		$22,873			$17,623
Net interest spread			3.49%			3.24%
Impact of non-interest bearing funds			0.06%			0.05%
Net yield on interest- earning assets			3.55%			3.29%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$30,200	$217	0.96%	$30,618	$125	0.54%
Federal funds sold	11,901	62	0.69%	2,582	8	0.42%
Certificates of deposit investments	3,867	41	1.42%	31,166	234	1.00%
Investment securities:
Taxable	579,444	8,999	2.07%	513,562	6,981	1.81%
Tax-exempt (1)	172,447	3,586	2.77%	111,322	2,641	3.16%
Loans (2)	1,820,264	61,337	4.51%	1,335,898	42,496	4.25%
Total earning assets	2,618,123	74,242	3.79%	2,025,148	52,485	3.45%
Cash and due from banks	54,011			46,092
Premises and equipment	39,448			31,008
Other assets	141,180			85,451
Allowance for loan losses	(17,993)			(15,078)
Total assets	$2,834,769			$2,172,621
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,129,427	$1,289	0.15%	$818,397	$613	0.10%
Savings deposits	368,291	353	0.13%	335,518	328	0.13%
Time deposits	353,191	1,198	0.45%	257,733	836	0.43%
Securities sold under agreements to repurchase	149,970	137	0.12%	127,534	62	0.07%
FHLB advances	53,076	602	1.52%	32,459	465	1.91%
Fed Funds Purchased	4,334	49	1.50%	2,401	14	0.77%
Junior subordinated debt	23,945	680	3.80%	20,894	456	2.91%
Other debt	13,987	336	3.22%	1,624	31	2.54%
Total interest-bearing liabilities	2,096,221	4,644	0.30%	1,596,560	2,805	0.23%
Non interest-bearing demand deposits	434,201			348,476
Other liabilities	8,912			8,043
Stockholders' equity	295,435			219,542
Total liabilities & equity	$2,834,769			$2,172,621
Net interest income		$69,598			$49,680
Net interest spread			3.49%			3.22%
Impact of non-interest bearing funds			0.06%			0.05%
Net yield on interest- earning assets			3.55%			3.27%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2017, compared to the same periods in 2016 (in thousands):

	Three months ended September 30, 2017 compared to 2016 Increase / (Decrease)			Nine months ended September 30, 2017 compared to 2016 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$25	$3	$22	$92	$(3)	$95
Federal funds sold	(6)	(30)	24	54	46	8
Certificates of deposit investments	(69)	(342)	273	(193)	(307)	114
Investment securities:
Taxable	680	263	417	2,018	952	1,066
Tax-exempt (2)	270	372	(102)	945	1,304	(359)
Loans (3)	5,091	4,094	997	18,841	16,121	2,720
Total interest income	5,991	4,360	1,631	21,757	18,113	3,644
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	283	82	201	676	292	384
Savings deposits	7	7	—	25	25	—
Time deposits	115	31	84	362	321	41
Securities sold under agreements to repurchase	28	1	27	75	15	60
FHLB advances	133	72	61	137	296	(159)
Federal Funds Purchased	25	10	15	35	16	19
Junior subordinated debt	74	20	54	224	72	152
Other debt	76	61	15	305	295	10
Total interest expense	741	284	457	1,839	1,332	507
Net interest income	$5,250	$4,076	$1,174	$19,918	$16,781	$3,137

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $19.9 million, or 40.1%, to $69.6 million for the nine months ended September 30, 2017, from $49.7 million for the same period in 2016. Net interest income increased due to the growth in average earning assets including loans and investments acquired from First Clover Leaf. The net interest margin increased primarily due to the growth in earning assets, an increase in investment yields and accretion income related to the acquisition of First Clover Leaf.

For the nine months ended September 30, 2017, average earning assets increased by $593.0 million, or 29.3%, and average interest-bearing liabilities increased $499.7 million or 31.3%, compared with average balances for the same period in 2016.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $0.4 million or 1.4%.

•	Average federal funds sold increased $9.3 million or 360.9%.

•	Average certificates of deposits investments decreased $27.3 million or 87.6%

•	Average loans increased by $484.4 million or 36.3%.

•	Average securities increased by $127.0 million or 20.3%.

•	Average deposits increased by $439.3 million or 31.1%.

•	Average securities sold under agreements to repurchase increased by $22.4 million or 17.6%.

•	Average borrowings and other debt increased by $38.0 million or 66.2%.

•	Net interest margin increased to 3.55% for the first nine months of 2017 from 3.27% for the first nine months of 2016.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt loans and securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.68% and 3.38% for the first nine months of 2017 and 2016, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2017 and 2016 were $2,547,000 and $1,628,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2017 and 2016 was $5,051,000 and $1,927,000, respectively.  The increase in provision expense was primarily due to an increase in non-performing loans and net charge-offs. Net charge-offs were $3,215,000 for the nine months ended September 30, 2017, compared to net charge offs of $343,000 for September 30, 2016.  Nonperforming loans were $19.8 million and $15.8 million as of September 30, 2017 and 2016, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Trust revenues	$925	$774	$151	$2,696	$2,549	$147
Brokerage commissions	536	526	10	1,550	1,440	110
Insurance commissions	670	738	(68)	3,148	2,806	342
Service charges	1,758	1,824	(66)	5,160	4,977	183
Security gains, net	254	466	(212)	589	1,130	(541)
Mortgage banking revenue, net	347	382	(35)	875	715	160
ATM / debit card revenue	1,595	1,457	138	4,828	4,418	410
Bank Owned Life Insurance	792	201	591	1,355	384	971
Other	784	530	254	2,925	1,582	1,343
Total other income	$7,661	$6,898	$763	$23,126	$20,001	$3,125

Following are explanations of the changes in these other income categories for the three months ended September 30, 2017 compared to the same period in 2016:

•
Trust revenues increased $151,000 or 19.5% to $925,000 from $774,000 due to an increase in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $895.6 million at September 30, 2017 compared to $829.6 million at September 30, 2016.

•	Revenues from brokerage increased $10,000 or 1.9% to $536,000 from $526,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions decreased $68,000 or 9.2% to $670,000 from $738,000 primarily due to the timing of policy commissions receipts.

•	Fees from service charges decreased $66,000 or 3.6% to $1,758,000 from $1,824,000 primarily due to a decrease in commercial transaction account fees.

•	The sale of securities during the three months ended September 30, 2017 resulted in net securities gains of $254,000 compared to $466,000 during the three months ended September 30, 2016.

•	Mortgage banking income decreased $35,000 or 9.2% to $347,000 from $382,000. Loans sold balances were as follows:

•	$12.7 million (representing 124 loans) for the three months ended September 30, 2017

•	$25.9 million (representing 215 loans) for the three months ended of September 30, 2016

First Mid Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $138,000 or 9.5% to $1,595,000 from $1,457,000 due to an increase in electronic transactions primarily from First Clover Leaf acquired in the third quarter of 2016.

•
Bank owned life insurance income increased $591,000 or 294.0%. The increase is primarily due to a death benefit of $511,000 received on a single policy. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition during the third quarter of 2016.

•	Other income increased $254,000 or 47.9% to $784,000 from $530,000 primarily due to income from tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2017 compared to the same period in 2016:

•
Trust revenues increased $147,000 or 5.8% to $2,696,000 from $2,549,000 due to an increase in revenue from defined contribution and other retirement accounts. Trust assets, at market value, were $895.6 million at September 30, 2017 compared to $829.6 million at September 30, 2016.

•	Revenues from brokerage increased $110,000 or 7.6% to $1,550,000 from $1,440,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $342,000 or 12.2% to $3,148,000 from $2,806,000 primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance.

•	Fees from service charges increased $183,000 or 3.7% to $5,160,000 from $4,977,000 primarily due to the acquisition of First Clover Leaf.

•	The sale of securities during the nine months ended September 30, 2017 resulted in net securities gains of $589,000 compared to $1,130,000 during the nine months ended September 30, 2016.

•	Mortgage banking income increased $160,000 or 22.4% to $875,000 from $715,000. Loans sold balances were as follows:

•	$44.2 million (representing 365 loans) for the nine months ended September 30, 2017

•	$54.6 million (representing 452 loans) for the nine months ended September 30, 2016

First Mid Bank generally release the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $410,000 or 9.3% to $4,828,000 from $4,418,000 due to an increase in electronic transactions primarily from First Clover Leaf acquired in the third quarter of 2016 and incentives received from VISA.

•
Bank owned life insurance income increased $971,000 or 252.9%. The increase is primarily due to a death benefit of $511,000 and nine months of cash surrender value increases for 2017 versus six months for 2016. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition during the third quarter of 2016.

•
Other income increased $1,343,000 or 84.9% to $2,925,000 from $1,582,000 primarily due to income from First Clover Leaf acquired during the third quarter of 2016 and income tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Salaries and employee benefits	$9,648	$7,844	$1,804	$29,685	$23,293	$6,392
Net occupancy and equipment expense	3,129	2,864	265	9,378	8,389	989
Net other real estate owned expense (income)	385	32	353	530	23	507
FDIC insurance	210	294	(84)	679	841	(162)
Amortization of intangible assets	545	455	90	1,651	1,312	339
Stationery and supplies	168	221	(53)	539	612	(73)
Legal and professional	871	713	158	2,596	2,414	182
Marketing and donations	338	285	53	909	1,486	(577)
Other operating expenses	2,618	2,612	6	9,102	6,264	2,838
Total other expense	$17,912	$15,320	$2,592	$55,069	$44,634	$10,435

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2017 compared to the same period in 2016:

•
Salaries and employee benefits, the largest component of other expense, increased $1,804,000 or 23.0% to $9,648,000 from $7,844,000.  The increase is primarily due to merit increases in 2017 for continuing employees. There were 584 and 596 full-time equivalent employees at September 30, 2017 and 2016, respectively.

•
Occupancy and equipment expense increased $265,000 or 9.3% to $3,129,000 from $2,864,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of six First Clover Leaf locations during the third quarter of 2016.

•
Net other real estate owned expense increased $353,000 or 1,103.1% to $385,000 from $32,000. The increase in 2017 was primarily due to a write down of one property to the now appraised value and real estate taxes and maintenance expenses on properties owned in 2017.

•
Expense for amortization of intangible assets increased $90,000 or 19.8% to $545,000 from $455,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in 2017 was due to the core deposit intangible amortization from First Clover Leaf.

•
Other operating expenses increased $6,000 or 0.2% to $2,618,000 in 2017 from $2,612,000 in 2016 primarily due to the additional expenses from the First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $74,000 or 4.9% to $1,587,000 in 2017 from $1,513,000 in 2016.  The increase from 2016 to 2017 was primarily due to an increase in legal, marketing and donation expenses, primarily due to First Clover Leaf and a decline in FDIC Insurance rates.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2017 compared to the same period in 2016:

•
Salaries and employee benefits, the largest component of other expense, increased $6,392,000 or 27.4% to $29,685,000 from $23,293,000.  The increase is primarily due to the addition of 88 employees in the acquisition of the First Clover Leaf and merit increases in 2017 for continuing employees. There were 584 and 596 full-time equivalent employees at September 30, 2017 and 2016, respectively.

•
Occupancy and equipment expense increased $989,000 or 11.8% to $9,378,000 from $8,389,000. The increase was primarily due to increases in rent and depreciation expenses related to the acquisition of six First Clover Leaf locations during the third quarter of 2016.

•
Net other real estate owned expense increased $507,000 or 2,204.3% to $530,000 from $23,000. The increase in 2017 was primarily due to a write down of one property to the now appraised value, real estate taxes and maintenance expenses on properties owned and losses on properties sold during 2017.

•
Expense for amortization of intangible assets increased $339,000 or 25.8% to $1,651,000 from $1,312,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in 2017 was due to the core deposit intangible amortization from First Clover Leaf, net of intangibles that were fully amortized during 2016.

•
Other operating expenses increased $2,838,000 or 45.3% to $9,102,000 in 2017 from $6,264,000 in 2016 primarily due to the additional expenses from the First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses decreased $630,000 or 11.8% to $4,723,000 in 2017 from $5,353,000 in 2016.  The decrease from 2016 to 2017 was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and a decline in FDIC Insurance rates, during 2016, net of increases in other expenses from the addition of First Clover Leaf.

Income Taxes

Total income tax expense amounted to $10.5 million (32.3% effective tax rate) for the nine months ended September 30, 2017, compared to $8.1 million (34.9% effective tax rate) for the same period in 2016. The decline in effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily due to an increase in tax-exempt municipal investments and income from bank owned life insurance, net of an increase in State of Illinois tax rate from 7.75% to 9.50% beginning July 1, 2017.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$196,237	1.98%	$213,050	1.83%
Obligations of states and political subdivisions	169,526	2.86%	164,163	2.80%
Mortgage-backed securities: GSE residential	314,195	2.59%	318,829	2.57%
Trust preferred securities	2,933	2.15%	3,050	1.86%
Other securities	4,034	2.50%	4,034	2.14%
Total securities	$686,925	2.55%	$703,126	2.39%

At September 30, 2017, the Company’s investment portfolio decreased by $16.2 million from December 31, 2016 primarily due to securities that were sold to provide cash flow to fund loans.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2017 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at September 30, 2017 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$126,931	$126,401	$—	$126,401	$—	$—	$—	$—
Obligations of state and political subdivisions	169,526	172,526	13,173	103,705	54,771	—	—	877
Mortgage-backed securities (2)	314,195	315,357	—	—	—	—	—	315,357
Trust preferred securities	2,933	2,701	—	—	—	—	2,701	—
Other securities	4,034	4,219	—	—	2,038	2,006	—	175
Total available-for-sale	$617,619	$621,204	$13,173	$230,106	$56,809	$2,006	$2,701	$316,409
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,306	$69,137	$—	$69,137	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of September 30, 2017:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$2,933,000
Fair value	$2,701,000
Unrealized gains/(losses)	$(232,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$334,542,000
Actual defaults & deferrals as a % of remaining collateral	14.8%
Expected defaults & deferrals as a % of remaining collateral	40.7%
Estimated incremental defaults required to break yield	$61,062,000
Performing collateral	$286,342,000
Current balance of class	$34,357,000
Subordination	$257,584,000
Excess subordination	$21,123,000
Excess subordination as a % of remaining performing collateral	7.4%
Discount rate (1)	2.51%-3.99%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at September 30, 2017 and December 31, 2016.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	% Outstanding Loans	December 31, 2016	% Outstanding Loans
Construction and land development	$77,179	4.1%	$49,104	2.7%
Agricultural real estate	126,096	6.8%	126,108	6.9%
1-4 Family residential properties	301,897	16.2%	326,415	17.9%
Multifamily residential properties	72,323	3.9%	83,200	4.6%
Commercial real estate	647,184	34.6%	630,135	34.5%
Loans secured by real estate	1,224,679	65.6%	1,214,962	66.6%
Agricultural loans	81,383	4.4%	86,685	4.7%
Commercial and industrial loans	443,473	23.7%	409,033	22.4%
Consumer loans	30,074	1.6%	38,028	2.1%
All other loans	87,953	4.7%	77,284	4.2%
Total loans	$1,867,562	100.0%	$1,825,992	100.0%

Overall loan balances increased $41,570,000, or 2.28%.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $2,079,000 and $1,175,000 as of September 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	486,267	26.0%	465,458	25.5%
Sullivan region	163,329	8.7%	170,463	9.3%
Decatur region	355,564	19.0%	313,459	17.2%
Peoria region	186,356	10.0%	204,514	11.2%
Highland region	542,189	29.1%	538,325	29.5%
Southern region	133,857	7.2%	133,773	7.3%
Total all regions	$1,867,562	100.0%	$1,825,992	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2017 and 2016, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2017 and December 31, 2016, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$166,432	8.91%	$171,336	9.38%
Lessors of non-residential buildings	168,254	9.01%	134,019	7.34%
Lessors of residential buildings & dwellings	129,378	6.93%	139,584	7.64%
Hotels and motels	120,330	6.44%	103,843	5.69%
Other Gambling Industries	81,434	4.36%	48,973	2.68%
Automobile Dealers	49,874	2.67%	54,261	2.97%

Balances of other gambling industries were not a concentration December 31, 2016, but is shown here for comparative purposes. Balances of automobile dealers were not a concentration September 30, 2017, but is shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2017, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$54,002	$15,391	$7,786	$77,179
Agricultural real estate	14,370	44,405	67,321	126,096
1-4 Family residential properties	29,474	78,604	193,819	301,897
Multifamily residential properties	9,873	53,001	9,449	72,323
Commercial real estate	73,847	293,995	279,342	647,184
Loans secured by real estate	181,566	485,396	557,717	1,224,679
Agricultural loans	64,404	15,120	1,859	81,383
Commercial and industrial loans	176,715	225,657	41,101	443,473
Consumer loans	3,482	25,125	1,467	30,074
All other loans	19,136	23,058	45,759	87,953
Total loans	$445,303	$774,356	$647,903	$1,867,562

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2017, loans with maturities over one year consisted of approximately $1.2 billion in fixed rate loans and approximately $259 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Nonaccrual loans	$13,784	$12,053
Restructured loans which are performing in accordance with revised terms	6,004	6,185
Total nonperforming loans	19,788	18,238
Repossessed assets	2,264	1,985
Total nonperforming loans and repossessed assets	$22,052	$20,223
Nonperforming loans to loans, before allowance for loan losses	1.06%	1.00%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.18%	1.11%

The $1,731,000 increase in nonaccrual loans during 2017 resulted from the net of $8,720,000 of loans put on nonaccrual status offset by $5,491,000 of loans becoming current or paid-off, $517,000 of loans transferred to other real estate and $981,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$266	1.9%	$227	1.9%
Agricultural real estate	291	2.1%	205	1.7%
1-4 Family residential properties	2,630	19.1%	2,890	24.0%
Multifamily Residential properties	2,208	16.0%	528	4.4%
Commercial real estate	5,341	38.8%	4,971	41.2%
Loans secured by real estate	10,736	77.9%	8,821	73.2%
Agricultural loans	834	6.1%	1,388	11.5%
Commercial and industrial loans	1,920	13.9%	1,430	11.9%
Consumer loans	294	2.1%	414	3.4%
Total loans	$13,784	100.0%	$12,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $366,000 and $99,000 for the nine months ended September 30, 2017 and 2016, respectively.

The $279,000 increase in repossessed assets during the first nine months of 2017 resulted from the net of $7,760,000 of additional assets repossessed, $327,000 of assets written down to appraised value and $7,154,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,799	79.5%	$1,711	86.2%
Farm Loans	—	—%	40	2.0%
1-4 family residential properties	430	19.0%	231	11.6%
Total real estate	2,229	98.5%	1,982	99.8%
Consumer loans	35	1.5%	3	0.2%
Total repossessed collateral	$2,264	100.0%	$1,985	100.0%

Repossessed assets sold during the first nine months of 2017 resulted in net losses of $354,000, of which $21,000 of net losses was related to real estate asset sales and $333,000 of net losses was related to other repossessed assets. Repossessed assets sold during the same period in 2016 resulted in net losses of $5,000, all of which was related to other repossessed assets.
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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2017, the Company’s loan portfolio included $207.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $166.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $5.47 million from $213.0 million at December 31, 2016 while loans concentrated in other grain farming decreased $4.9 million from $171.3 million at December 31, 2016.

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

In addition, the Company has $120.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $168.3 million of loans to lessors of non-residential buildings, $129.4 million of loans to lessors of residential buildings and dwellings, and $81.4 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of September 30, 2017 and 2016, and of changes in the allowance for the three and nine month periods ended September 30, 2017 and 2016, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average loans outstanding, net of unearned income	$1,840,570	$1,445,774	$1,820,264	$1,335,898
Allowance-beginning of period	18,209	15,164	16,753	14,576
Charge-offs:
Real estate-mortgage	563	—	914	221
Commercial, financial & agricultural	686	—	2,579	533
Installment	18	148	90	226
Other	142	123	307	267
Total charge-offs	1,409	271	3,890	1,247
Recoveries:
Real estate-mortgage	85	108	256	523
Commercial, financial & agricultural	152	23	203	224
Installment	11	7	21	19
Other	52	49	195	139
Total recoveries	300	187	675	905
Net charge-offs (recoveries)	1,109	84	3,215	342
Provision for loan losses	1,489	1,081	5,051	1,927
Allowance-end of period	$18,589	$16,161	$18,589	$16,161
Ratio of annualized net charge-offs to average loans	0.24%	0.02%	0.24%	0.03%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.00%	0.89%	1.00%	0.89%
Ratio of allowance for loan losses to nonperforming loans	94%	102%	94%	102%

The ratio of allowance for loan losses to loans outstanding was 1.00% as of September 30, 2017 compared to 0.89% as of September 30, 2016. The ratio of the allowance for loan losses to nonperforming loans is 94% as of September 30, 2017 compared to 102% as of September 30, 2016.  The decrease in this ratio is primarily due to the increase in nonperforming loans to $19.8 million at September 30, 2017 from $15.8 million at September 30, 2016. The ratios also decreased as acquired First Clover Leaf loans were recorded at fair value and First Clover Leaf's allowance for loan loss was not carried over in accordance with ASC 805.

During the first nine months of 2017, the Company had net charge-offs of $3,215,000 compared to net charge-offs of $342,000 in 2016. During the first nine months of 2017 there were charge offs of commercial real estate loans to three borrowers of $619,000, charge offs of two agricultural loans to one borrower of $662,000, and charge offs of nine commercial operating loans to four borrowers of $1,674,000. During the first nine months of 2016, there was one significant charge off of a residential real estate loan to a single borrower of $83,000, charge offs of four commercial operating loans to a single borrower of $437,000, and a significant charge off of two consumer loans to a single borrower of $108,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016 (dollars in thousands):

	Nine months ended September 30, 2017		Nine months ended September 30, 2016		Year ended December 31, 2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$434,201	—%	$348,476	—%	$372,339	—%
Interest-bearing	1,129,427	0.15%	818,397	0.10%	881,994	0.11%
Savings	368,291	0.13%	335,518	0.13%	340,746	0.13%
Time deposits	353,191	0.45%	257,733	0.43%	298,124	0.43%
Total average deposits	$2,285,110	0.17%	$1,760,124	0.13%	$1,893,203	0.14%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016 (in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Year ended December 31, 2016
High month-end balances of total deposits	$2,331,084	$2,265,259	$2,329,887
Low month-end balances of total deposits	2,217,477	1,699,770	1,699,770

During the first nine months of 2017, the average balance of deposits increased by $391.9 million from the average balance for the year ended December 31, 2016. Average non-interest bearing deposits increased by $61.9 million, average interest bearing balances increased by $247.4 million, savings account balances increased $27.5 million and balances of time deposits increased $55.1 million. These increases were primarily the result of average deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016 included in balances for the full nine months of 2017.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
3 months or less	$28,203	$23,796
Over 3 through 6 months	26,949	20,352
Over 6 through 12 months	37,215	37,094
Over 12 months	45,878	70,020
Total	$138,245	$151,262

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2017 and December 31, 2016 is presented below (dollars in thousands):

	September 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$116,360	$185,763
Fed funds	20,000	—
Federal Home Loan Bank advances:
FHLB-Overnight	27,000	—
Fixed term – due in one year or less	—	5,000
Fixed term – due after one year	60,052	35,094
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	11,250	14,063
Junior subordinated debentures	23,980	23,917
Total	$258,642	$267,837
Average interest rate at end of period	0.90%	0.52%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$163,626	$185,763
Federal funds purchased	20,000	12,500
Federal Home Loan Bank advances:
FHLB-Overnight	30,000	10,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	60,061	35,109
Debt:
Debt due in one year or less	4,000	7,000
Debt due after one year	14,063	15,000
Junior subordinated debentures	23,980	23,917
Averages for the period (YTD):
Securities sold under agreements to repurchase	$149,970	$129,734
Federal funds purchased	4,334	1,795
Federal Home Loan Bank advances:
FHLB-overnight	8,055	3,992
Fixed term – due in one year or less	3,150	10,260
Fixed term – due after one year	41,871	22,396
Debt:
Loans due in one year or less	879	1,454
Loans due after one year	13,108	4,749
Junior subordinated debentures	23,945	21,650
Total	$245,312	$196,030
Average interest rate during the period	0.98%	0.81%

Securities sold under agreements to repurchase decreased $69.4 million during the first nine months of 2017 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At September 30, 2017 the fixed term advances consisted of $60 million as follows:

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of September 30, 2017. This loan was renewed on April 14, 2017 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.41% at September 30, 2017). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2017 and 2016 and December 31, 2016.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (3.41% at September 30, 2017) and interest and principle payments are due quarterly. As of September 30, 2017, the balance due was $11.3 million. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2017 and December 31, 2016.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (4.15% and 3.17% at September 30, 2017 and December 31, 2016), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.92% and 2.56% at September 30, 2017 and December 31, 2016, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.17% and 2.81% at September 30, 2017 and December 31, 2016, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2017 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$7,052	$—	$—	$—	$—	$—	$7,052	$7,052
Certificates of deposit investments	$—	$735	$950	$—	$—	$—	$1,685	$1,708
Taxable investment securities	175	5,027	3,002	22,327	38,320	449,133	517,984	517,815
Nontaxable investment securities	—	664	1,369	2,345	7,272	160,876	172,526	172,526
Loans	807,352	268,193	201,007	277,925	201,122	111,963	1,867,562	1,863,011
Total	$814,579	$274,619	$206,328	$302,597	$246,714	$721,972	$2,566,809	$2,562,112
Interest-bearing liabilities:
Savings and NOW accounts	$260,620	$89,962	$89,962	$89,962	$89,962	$422,111	$1,042,579	$1,042,579
Money market accounts	309,888	17,939	17,939	17,939	17,939	41,842	423,486	423,486
Other time deposits	205,597	49,415	34,226	18,518	12,447	1,173	321,376	321,427
Short-term borrowings/debt	163,360	—	—	—	—	—	163,360	163,348
Long-term borrowings/debt	45,282	20,000	15,000	5,000	5,000	5,000	95,282	89,286
Total	$984,747	$177,316	$157,127	$131,419	$125,348	$470,126	$2,046,083	$2,040,126
Rate sensitive assets – rate sensitive liabilities	$(170,168)	$97,303	$49,201	$171,178	$121,366	$251,846	$520,726
Cumulative GAP	$(170,168)	$(72,865)	$(23,664)	$147,514	$268,880	$520,726
Cumulative amounts as % of total Rate sensitive assets	(6.6)%	3.8%	1.9%	6.7%	4.7%	9.8%
Cumulative Ratio	(6.6)%	(2.8)%	(0.9)%	5.7%	10.5%	20.3%

The static GAP analysis shows that at September 30, 2017, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2017, the Company’s stockholders' equity increased $31 million, or 11%, to $311 million from $281 million as of December 31, 2016. During the first nine months of 2017, net income contributed $22.1 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $7.8 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2017 and December 31, 2016, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital (to risk-weighted assets)
Company	$289,666	13.26%	$174,785	> 8.00%	N/A	N/A
First Mid Bank	281,678	12.94	174,210	> 8.00	$217,763	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	271,077	12.41	131,089	> 6.00	N/A	N/A
First Mid Bank	263,089	12.08	130,658	> 6.00	174,210	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	247,104	11.31	98,317	> 4.50	N/A	N/A
First Mid Bank	263,089	12.08	97,993	> 4.50	141,546	> 6.50
Tier 1 Capital (to average assets)
Company	271,077	9.84	110,225	> 4.00	N/A	N/A
First Mid Bank	263,089	9.57	109,968	> 4.00	137,460	> 5.00
December 31, 2016
Total Capital (to risk-weighted assets)
Company	$270,062	12.79%	$168,902	> 8.00%	N/A	N/A
First Mid Bank	197,552	12.44	127,054	> 8.00	$158,817	> 10.00%
First Clover Leaf Bank	78,145	15.08	41,459	> 8.00	51,824	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	253,258	11.99	126,677	> 6.00	N/A	N/A
First Mid Bank	180,826	11.39	95,290	> 6.00	127,054	> 8.00
First Clover Leaf Bank	78,145	15.08	31,094	> 6.00	41,459	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	229,341	10.86	95,008	> 4.50	N/A	N/A
First Mid Bank	180,826	11.39	71,468	> 4.50	103,231	> 6.50
First Clover Leaf Bank	78,145	15.08	23,321	> 4.50	33,685	> 6.50
Tier 1 Capital (to average assets)
Company	253,258	9.19	110,242	> 4.00	N/A	N/A
First Mid Bank	180,826	8.62	83,938	> 4.00	104,922	> 5.00
First Clover Leaf Bank	78,145	12.04	25,963	> 4.00	32,453	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2017 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2017, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  First Clover Leaf Bank merged into First Mid Bank during the first quarter of 2017.

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

During the nine months ended September 30, 2017, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,042,993 shares at a total price of approximately $69.5 million.  As of September 30, 2017, the Company is authorized per all repurchase programs to purchase $7.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2017, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2017, the excess collateral at the FHLB would support approximately $109.0 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2017, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 14, 2017 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2017 and 2016 and December 31, 2016.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$321,376	$205,597	$83,641	$30,965	$1,173
Debt	35,870	3,750	7,500	—	24,620
Other borrowings	203,360	153,360	35,000	10,000	5,000
Operating leases	43,921	2,517	4,383	3,520	33,501
Supplemental retirement	597	100	142	100	255
	$605,124	$365,324	$130,666	$44,585	$64,549

For the nine months ended September 30, 2017, net cash of $32.8 million was provided from operating activities and $17.9 million and $121.1 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $106.2 million since year-end 2016.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Unused commitments and lines of credit:
Commercial real estate	$71,719	$128,576
Commercial operating	259,104	236,182
Home equity	38,811	40,896
Other	58,927	70,092
Total	$428,561	$475,746
Standby letters of credit	$11,431	$9,339

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

The Company as successor to First Clover Leaf, certain former executive officers of First Clover Leaf, and certain former members of First Clover Leaf’s board of directors, and the Company were named as defendants in one purported class action lawsuit brought by an alleged individual First Clover Leaf stockholder challenging the merger of First Clover Leaf into the Company (the “Lawsuit”). The Lawsuit was captioned Raul v. Highlander, et al , Case No. 16- L-703, and was filed on May 20, 2016, in the Circuit Court of Madison County, Illinois, Third Judicial District. On July 12, 2017, the defendants' motion to dismiss was granted and all claims were dismissed with prejudice. The plaintiff did not appeal this decision prior to August 11, 2017 deadline for such an appeal to be filed.

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is of a type common to our industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

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

Date:  November 6, 2017

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
Sales Agency Agreement, dated August 16, 2017, by and among the Company, Sander O'Neill & Partners, and FIG Partners, LLC (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc's current report on Form 8-K filed with the SEC on August 17, 2017)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the nine months ended September, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.