Form 10-K
period 2017-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2018-03-02
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form    Yes [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $343,528,706.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 2, 2018, 12,673,998 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2018 Annual Meeting of Shareholders to be held on April 25, 2018 III

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

On December 1, 2015 FIrst Mid Insurance acquired Illiana Insurance Agency, LTD ("Illiana"), an insurance agency based in Philo, Illinois.

Employees

The Company, MIDS, First Mid Insurance, and First Mid Bank, collectively, employed 592 people on a full-time equivalent basis as of December 31, 2017.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of experience, technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $357 million at December 31, 2013 to $682 million at December 31, 2017.  Of this increase, approximately $20 million was the result of the acquisition of the ONB Branches in the third quarter of 2015 and $156 million was the result of the acquisition of First Clover Leaf in the third quarter of 2016. Approximately 65% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2017. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, and investment services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $42.4 million at December 31, 2017. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $1.2 million (0.10% of total loans) over the past five years. Nonperforming loans were $17.5 million (0.90% of total loans) at December 31, 2017.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2017, the Company’s net interest margin increased to 3.57% from 3.28% in 2016 primarily due to the increase interest earnings assets and net accretion income from the acquisition of First Clover Leaf.

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

During 2017, First Mid Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson and in Missouri, St. Louis county.  Each branch primarily serves the community in which it is located.  First Mid Bank served thirty-seven different communities with fifty-one separate locations in Illinois and 1 location in Missouri.

Website

The Company maintains a website at www.firstmid.com.  All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of it's common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the twelve months ended December 31, 2017, the company sold 98,710 shares of common stock at the weighted average price of approximately $35.13, representing gross proceeds of $3.47 million and net proceeds of $3.4 million. As of December 31, 2017, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

Agreement and Plan of Merger

On December 11, 2017, the Company and Project Hawks Merger Sub LLC (formerly known as Project Hawks Merger Sub Corp.), a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of January 18, 2018, the “Merger Agreement”) with First BancTrust Corporation, a Delaware corporation (“First Bank”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Bank pursuant to a business combination whereby First Bank will merge with and into Merger Sub, with Merger Sub as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of First Bank issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by First Bank and shares held by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) will be converted into and become the right to receive, (a) $5.00 in cash and (b) 0.800 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain adjustments, all as set forth in the Merger Agreement.

It is anticipated that First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), will be merged with and into the Company’s wholly-owned bank subsidiary First Mid Bank at a date following completion of the Merger. At the time of the bank merger, First Bank & Trust’s banking offices will become branches of First Mid Bank. As of September 30, 2017, First Bank had total consolidated assets of $465.6 million, loans of $368.2 million and total deposits of $377.8 million.

The Merger is anticipated to be completed in mid-2018, and is subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of First Bank.

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

The final rule also made three changes to the proposed rule of June 2012 that impacted the Company. First, the proposed rule required banking organizations to include accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital. AOCI includes accumulated unrealized gains and losses on certain assets and liabilities that have not been included in net income. Under existing general risk-based capital rules, most components of AOCI are not included in a banking organization's regulatory capital calculations. The final rule allowed community banking organizations to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company has made this election.

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

The Company

General.  As a registered financial holding company under the BHCA that has elected to become a financial holding company under the GLB Act, the Company is subject to regulation by the Federal Reserve Board.  In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy.  The Company is subject to inspection, examination, and supervision by the Federal Reserve Board.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies for 2017, which include the partial phase in of the capital conservation buffer:  a total capital to total risk-based capital ratio of not less than 9.25%, a Tier 1 risk-based ratio of not less than 7.25%, a common equity Tier 1 capital ratio of not less than 5.75%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2017, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.70%, a Tier 1 risk-based ratio of 11.83%, a common equity Tier 1 capital ratio of 10.78% and a leverage ratio of 9.91%.

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

First Mid Bank

General.  First Mid Bank is a national bank, chartered under the National Bank Act.  The FDIC insures the deposit accounts of First Mid Bank.  As a national bank, First Mid Bank is a member of the Federal Reserve System and are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the deposit insurance fund.

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  On July 21, 2010, The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount from $100,000 to $250,000.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $779,000, $851,000 and $809,000 for this assessment during 2017, 2016 and 2015, respectively. The increase in this assessment was primarily due to an increase in quarterly average assets.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $126,000, $115,000 and $95,000 during 2017, 2016 and 2015, respectively, for this assessment.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2017, 2016, and 2015 the Company expensed supervisory fees totaling $582,000, $453,000, and $352,000, respectively. The increase in 2016 resulted primarily from the acquisition of First Clover Leaf Bank. The increase in 2017 resulted primarily from an increase in the assessment rate during 2017.

Capital Requirements.  The OCC has established the following minimum capital standards for national banks for 2017, which include the partial phase in of the capital conservation buffer in a total capital to total risk-based capital ratio of not less than 9.25%, a Tier 1 risk-based ratio of not less than 7.25%, a common equity Tier 1 capital ratio of not less than 5.75%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2017, First Mid Bank was not required by the OCC to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 12.39%, Tier 1 risk-based ratio was 11.51%, common equity Tier 1 ratio was 11.51% and leverage ratio was 9.63%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2017.  As of December 31, 2017, approximately $23.9 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions.  First Mid Bank is subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

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

Community Reinvestment Act.  First Mid Bank is subject to the Community Reinvestment Act (CRA).  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  First Mid Bank received satisfactory CRA ratings from their regulator in their most recent CRA examination.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (58)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (49)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (43)	Executive Vice President and Chief Financial Officer
Eric S. McRae (52)	Executive Vice President
Bradley L. Beesley (46)	Executive Vice President
Laurel G. Allenbaugh (57)	Executive Vice President
Christopher L. Slabach (55)	Senior Vice President
Clay M. Dean (43)	Senior Vice President
Amanda D. Lewis (38)	Senior Vice President
Rhonda Gatons (46)	Senior Vice President

Joseph R. Dively, age 58, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 49, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 43, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Eric S. McRae, age 52, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since January 2017. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 46, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 57, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Christopher L. Slabach, age 55, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 43, has been Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 38, has been Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

Rhonda Gatons, age 46, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $1.3 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2017. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2017, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2017. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The Company and the banking industry are subject to government regulation, legislation and policy.  Government regulation, legislation and policy affect the Company and the banking industry as a whole, including the Company’s business and results of operations.  The Company’s results of operations could be adversely affected by changes in how existing regulations are interpreted or applied by government agencies, or by the adoption of new government regulation, legislation and policy.  These changes may require the Company to invest significant funds and management attention and resources in order to reach compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois. This location is also used by the loan and deposit operations departments of First Mid Bank.  In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which is used by branch support operations.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS or its data processing and by First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-three counties throughout Illinois and one Missouri county.  Of the fifty other banking offices operated by First Mid Bank, thirty are owned and twenty are leased from non-affiliated third parties. FIrst Mid Bank also has a loan production office in metro Indianapolis.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2017 was $38.3 million.

ITEM 3.	LEGAL PROCEEDINGS

An alleged class action complaint was filed by a purported stockholder of First Bank in the United States District Court for the District of Delaware captioned Parshall v. First BancTrust Corporation (Case No. 1:18-cv-00218) against the Company, Merger Sub, First Bank and members of First Bank’s board of directors (the “Lawsuit”). Among other things, the Lawsuit alleges that the Registration Statement on Form S-4 filed by the Company on January 22, 2018, failed to disclose allegedly material information relating to the Company’s and First Bank’s financial projections, the analyses performed by First Bank’s financial advisor, and alleged potential conflicts of interest of First Bank’s officers, directors and financial advisor.  The plaintiff seeks, among other relief, to enjoin the Merger from proceeding.  The Company believes that the factual allegations in the complaint are without merit and intends to defend vigorously against these allegations.

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is a type common to our industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 864 shareholders of record as of December 31, 2017 and is included for quotation on the NASDAQ Stock Market, LLC.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2017
4th	$42.03	$35.30
3rd	38.76	31.05
2nd	37.78	31.73
1st	35.17	28.37
2016
4th	$36.80	$25.80
3rd	27.69	22.95
2nd	26.00	23.02
1st	26.40	23.32

The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2017 and 2016. A special dividend was declared in 2016 immediately preceding the acquisition of First Clover Leaf. The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/24/2017	12/08/2017	$0.34
04/26/2017	06/09/2017	0.32
10/25/2016	12/08/2016	0.16
08/23/2016	09/07/2016	0.16
04/27/2016	06/08/2016	0.30

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2017 – October 31, 2017	—	—	—	$7,173,000
November 1, 2017 – November 30, 2017	—	—	—	7,173,000
December 1, 2017 – December 31, 2017	20,734	38.45	20,734	6,376,000
Total	20,734	$38.45	20,734	$6,376,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 28, 2014, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$99,555	$75,496	$59,251	$54,734	$53,459
Interest expense	6,482	4,292	3,499	3,252	3,535
Net interest income	93,073	71,204	55,752	51,482	49,924
Provision for loan losses	7,462	2,826	1,318	629	2,193
Other income	30,336	26,912	20,544	18,369	19,341
Other expense	74,221	61,510	49,248	44,507	43,504
Income before income taxes	41,726	33,780	25,730	24,715	23,568
Income tax expense	15,042	11,940	9,218	9,254	8,846
Net income	26,684	21,840	16,512	15,461	14,722
Dividends on preferred shares	—	825	2,200	4,152	4,417
Net income available to common stockholders	$26,684	$21,015	$14,312	$11,309	$10,305
Per Common Share Data
Basic earnings per share	$2.13	$2.07	$1.84	$1.88	$1.74
Diluted earnings per share	2.13	2.05	1.81	1.85	1.73
Dividends declared per share	0.66	0.62	0.59	0.55	0.46
Book value per common share	24.32	22.51	21.01	19.55	16.54
Tangible Book Value per common share	18.73	16.84	15.09	15.63	11.75
Capital Ratios
Total capital to risk-weighted assets	12.70%	12.79%	14.25%	15.60%	15.58%
Tier 1 capital to risk-weighted assets	11.82%	11.99%	13.23%	14.42%	14.37%
Common equity tier 1 ratio	10.78%	10.86%	9.92%	10.32%	7.78%
Tier 1 capital to average assets	9.91%	9.19%	9.20%	10.52%	10.12%
Financial Ratios
Net interest margin	3.57%	3.28%	3.27%	3.43%	3.38%
Return on average assets	0.94%	0.94%	0.91%	0.97%	0.94%
Return on average common equity	8.92%	9.30%	8.97%	10.34%	10.11%
Dividend on common shares payout ratio	30.99%	29.95%	32.07%	29.26%	26.44%
Average equity to average assets	10.59%	10.12%	10.34%	9.94%	9.81%
Allowance for loan losses as a percent of total loans	1.03%	0.92%	1.14%	1.29%	1.35%
Year End Balances
Total assets	$2,841,539	$2,884,535	$2,114,499	$1,607,103	$1,605,498
Net loans, including loans held for sale	1,919,524	1,809,239	1,267,313	1,048,724	969,555
Total deposits	2,274,639	2,329,887	1,732,568	1,272,077	1,287,616
Total equity	307,964	280,673	205,009	164,916	149,381
Average Balances
Total assets	$2,825,702	$2,333,866	$1,807,998	$1,593,227	$1,568,638
Net loans, including loans held for sale	1,818,317	1,439,192	1,112,413	1,008,980	912,452
Total deposits	2,273,949	1,893,203	1,455,047	1,293,621	1,283,599
Total equity	299,389	236,254	186,898	158,364	153,922

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2017, 2016 and 2015.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Pending Acquisition

On December 11, 2017, the Company and Merger Sub entered into the Merger Agreement with First Bank pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Bank pursuant to a business combination whereby First Bank will merge with and into Merger Sub, with Merger Sub as the surviving entity and a wholly-owned subsidiary of the Company.

For the Years Ended December 31, 2017, 2016 and 2015

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

Net income was $26.7 million, $21.8 million, and $16.5 million and diluted earnings per share were $2.13, $2.05, and $1.81 for the years ended December 31, 2017, 2016 and 2015, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Return on average assets	0.94%	0.94%	0.91%
Return on average common equity	8.92%	9.30%	8.97%
Average common equity to average assets	10.59%	10.12%	10.34%

Total assets at December 31, 2017, 2016 and 2015 were $2.84 billion, $2.88 billion, and $2.11 billion, respectively. Net loan balances increased to $1.92 billion at December 31, 2017, from $1.81 billion at December 31, 2016, from $1.27 billion at December 31, 2015. Of the increase in 2017, $58.5 million was due to increases in construction and land development loans and $51.6 million was due to increases in commercial real estate loans. Of the increase in 2016, $439 million was due to loans acquired in the First Clover Leaf acquisition. In addition, $65 million or 12% was due to increases in commercial real estate loans and $35.8 million or 6.6% was due to increases in commercial and industrial loans.

Total deposit balances decreased to $2.27 billion at December 31, 2017 from $2.33 billion at December 31, 2016 and from $1.73 billion at December 31, 2015. The decrease in 2017 was primarily due to a decrease in money market deposits and interest bearing deposits. The increase in 2016 was primarily the result of the acquisition of First Clover Leaf during the third quarter of 2016 that included $550 million in deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.57% for 2017, 3.28% for 2016 and 3.27% for 2015. In 2017, the increase was primarily due to an increase in earnings assets and net accretion income from the acquisition of First Clover Leaf. In 2016, the ratio was modestly higher due to loan growth and the inclusion of First Clover Leaf for a full quarter.

Net interest income increased to $93.1 million in 2017 from $71.2 million in 2016 and $55.8 million in 2015.  In 2017, the net interest income increased primarily due to growth in average earnings assets including loans and investments and net accretion income from the acquisition of First Clover Leaf. In 2016, net interest income increased primarily due to growth in average earnings assets including loans and investments primarily due to the acquisition of First Clover Leaf and the ONB branches.

Non-interest income increased to $30.3 million in 2017 compared to $26.9 million in 2016 and $20.5 million in 2015. Bank Owned Life insurance increased $967,000 or 144.1% mainly due to a death benefit of $511,000 received on a single policy. ATM revenue increased by $491,000 or 8.2%, and service charge income increased $129,000 or 1.9% primarily due to increased transactions following the First Clover Leaf acquisition. Insurance commissions increased $420,000 or 12.2% compared to last year due to additional revenues from Illiana Insurance Agency. Additionally, other income increased $1.5 million primarily due to income tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf.

Non-interest expenses increased $12.7 million, to $74.2 million in 2017 compared to $61.5 million in 2016, and $49.2 million in 2015.  The increase during 2017 was primarily due to expenses of approximately $2 million associated with the merger of First Clover Leaf into First Mid Bank and an increase in operating expenses from the addition of First Clover Leaf Bank. Additionally, salaries and benefits expense increased $7.4 million or 22.9% compared to $32.4 million at the same period last year. The increase during 2016 was primarily due to expenses incurred of $1.3 million to acquire First Clover Leaf, expenses for the operation of the First Clover Leaf branches from acquisition in September to year-end and expense for the operation of the twelve ONB Branches acquired in August of 2015. In addition, 2016 salaries & benefits expense increased $6.0 million or 22.8%, and occupancy & equipment expense increased $2.3 million or 24.9%.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2017 vs 2016	2016 vs 2015
Net interest income	$21,869	$15,452
Provision for loan losses	(4,636)	(1,508)
Other income, including securities transactions	3,424	6,368
Other expenses	(12,711)	(12,262)
Income taxes	(3,102)	(2,722)
Increase in net income	$4,844	$5,328

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $17.5 million at December 31, 2017 compared to $18.2 million at December 31, 2016, and $4.0 million at December 31, 2015.  Other real estate owned balances totaled $2.8 million at December 31, 2017 compared to $2 million at December 31, 2016, and $478,000 at December 31, 2015. The increase in 2017 was primarily due to the addition of two 1-4 family residential borrowers and one commercial real estate borrower. The increase in 2016 was primarily due to properties acquired in the acquisition of First Clover Leaf Bank net of properties sold during 2016. The Company’s provision for loan losses was $7.5 million for 2017, compared to $2.8 million for 2016, and $1.3 million for 2015.  The increase in provision expense in 2017 was primarily due to an increase in loan balances and net charge-offs. The increase in provision expense in 2016 was primarily due to increases in loan balances and non-performing loans. Loans secured by both commercial and residential real estate comprised 66%, 67%, and 66% of the loan portfolio for 2017, 2016, and 2015, respectively.

The Company also held an investment in one trust preferred security with a fair value of $2.5 million and unrealized losses of $0.3 million compared to a fair value of $1.7 million and unrealized losses of $1.4 million at December 31, 2016. During 2017 and 2016 the Company did not record any additional impairment charges for these securities. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2017, 2016 and 2015 was 11.83%, 11.99%, and 13.23%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2017, 2016 and 2015 was 12.70%, 12.79% ,and 14.25%, respectively. In 2017, the capital ratios declined in the fourth quarter due to reduced net income resulting from expense following remeasurement of deferred tax assets and liabilties, an increase in loan loss provision, strong loan growth, which drove a higher capital allocation on risk-weighted assets. In 2016, the primary reason for the decrease in these ratios was the First Clover Leaf acquisition which increased risk-weighted assets by approximately $649 million offset by stock issued of approximately $65.9 million, lower preferred dividends due to the conversion of Series C Preferred Stock, and the movement of cash from the Old National branch acquisition into loans and investments that require higher capital allocation.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2017, 2016 and 2015 were $415.5 million, $485.1 million, and $298.3 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2017 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$28,544	$291	1.02%	$38,359	$195	0.51%	$78,605	$199	0.25%
Federal funds sold	9,025	62	0.69%	8,392	40	0.48%	493	—	0.10%
Certificates of deposit investments	3,317	50	1.50%	28,777	295	1.02%	5,118	44	0.86%
Investment securities
Taxable	559,657	11,708	2.09%	514,096	9,260	1.80%	400,423	7,741	1.93%
Tax-exempt (1)	171,678	4,774	2.78%	122,987	3,754	3.05%	88,194	2,807	3.18%
Loans (2) (3)	1,836,617	82,670	4.50%	1,454,591	61,952	4.26%	1,126,479	48,460	4.30%
Total earning assets	2,608,838	99,555	3.82%	2,167,202	75,496	3.47%	1,699,312	59,251	3.49%
Cash and due from banks	55,937			49,632			39,296
Premises and equipment	39,176			33,389			28,883
Other assets	140,051			99,042			54,573
Allowance for loan losses	(18,300)			(15,399)			(14,066)
Total assets	$2,825,702			$2,333,866			$1,807,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$1,119,835	1,811	0.16%	$881,994	993	0.11%	$669,442	722	0.11%
Savings deposits	367,261	486	0.13%	340,746	445	0.13%	298,594	398	0.13%
Time deposits	348,278	1,697	0.49%	298,124	1,275	0.43%	219,836	1,162	0.53%
Securities sold under agreements
to repurchase	144,674	181	0.13%	129,734	96	0.07%	113,748	62	0.05%
FHLB advances	57,405	883	1.54%	36,648	630	1.72%	23,164	616	2.66%
Federal funds purchased	3,996	61	1.51%	1,795	14	0.77%	142	—	—%
Subordinated debentures	23,956	927	3.87%	21,650	672	3.10%	20,620	526	2.55%
Other debt	13,289	436	3.28%	6,202	167	2.69%	471	13	2.66%
Total interest-bearing liabilities	2,078,694	6,482	0.31%	1,716,893	4,292	0.25%	1,346,017	3,499	0.26%
Demand deposits	438,575			372,339			267,175
Other liabilities	9,144			8,380			7,908
Stockholders’ equity	299,289			236,254			186,898
Total liabilities & equity	$2,825,702			$2,333,866			$1,807,998
Net interest income		$93,073			$71,204			$55,752
Net interest spread			3.51%			3.22%			3.23%
Impact of non-interest bearing funds			0.06%			0.06%			0.04%
Net yield on interest-earning assets			3.57%			3.28%			3.27%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2017 Compared to 2016 Increase – (Decrease)			2016 Compared to 2015 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$96	$(60)	$156	$(4)	$(136)	$132
Federal funds sold	22	3	19	40	32	8
Certificates of deposit investments	(245)	(340)	95	251	241	10
Investment securities:
Taxable	2,448	869	1,579	1,519	2,070	(551)
Tax-exempt (2)	1,020	1,378	(358)	947	1,066	(119)
Loans (3)	20,718	17,059	3,659	13,492	13,948	(456)
Total interest income	24,059	18,909	5,150	16,245	17,221	(976)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	818	305	513	271	271	—
Savings deposits	41	41	—	47	47	—
Time deposits	422	231	191	113	361	(248)
Securities sold under agreements
to repurchase	85	10	75	34	9	25
FHLB advances	253	325	(72)	14	280	(266)
Federal funds purchased	47	27	20	14	—	14
Subordinated debentures	255	76	179	146	27	119
Other debt	269	225	44	154	154	—
Total interest expense	2,190	1,240	950	793	1,149	(356)
Net interest income	$21,869	$17,669	$4,200	$15,452	$16,072	$(620)
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $21.9 million or 30.7% in 2017 compared to an increase of $15.5 million or 27.7% in 2016. In 2017 and 2016, net interest income increased primarily due to growth in average earnings assets including loans and investments acquired from First Clover Leaf. The net interest margin was higher due to growth in earnings assets and net accretion income related to the acquisition of First Clover Leaf.

In 2017, average earning assets increased by $441.6 million, or 20.4%, and average interest-bearing liabilities increased by $361.8 million or 21.1%. In 2016, average earning assets increased by $467.9 million or 27.5% and average interest-bearing liabilities increased $370.9 million or 27.6% compared with 2015. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company decreased $9.8 million or 25.6% in 2017 compared to 2016. In 2016, average interest-bearing deposits held by the Company decreased $40.2 million or 51.2% compared to 2015.

•	Average federal funds sold increased $0.6 million or 7.5% in 2017 compared to 2016. In 2016, average federal funds sold increased $7,899,000 or 1,602.2% compared to 2015.

•
Average certificates of deposit investments decreased $25.5 million or 88.5% in 2017 compared to 2016. In 2016, average certificates of deposit investments increased $23.7 million or 462.3% compared to 2015.

•	Average loans increased by $382.0 million or 26.3% in 2017 compared to 2016. In 2016, average loans increased by $328.1 million or 29.1% compared to 2015.

•	Average securities increased by $94.3 million or 14.8% in 2017 compared to 2016. In 2016, average securities increased by $148.5 million or 30.4% compared to 2015.

•	Average deposits increased by $314.5 million or 20.7% in 2017 compared to 2016. In 2016, average deposits increased by $333.0 million or 28.0% compared to 2015.

•
Average securities sold under agreements to repurchase increased by $14.9 million or 11.5% in 2017 compared to 2016.  In 2016, average securities sold under agreements to repurchase increased by $16.0 million or 14.1% compared to 2015.

•	Average borrowings and other debt increased by $32.4 million or 48.8% in 2017 compared to 2016. In 2016, average borrowings and other debt increased by $21.9 million or 49.3% compared to 2015.

•	The federal funds rate was 1.02%, .51%, and .25% at December 31, 2017, 2016 and 2015, respectively.

•	Net interest margin increased to 3.57% compared to 3.28% in 2016 and 3.27% in 2015. Asset yields increased by 35 basis points in 2017, and interest-bearing liabilities increased by 6 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2017, 2016 and 2015 were $3,404,000, $2,428,000, and $1,674,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.70% in 2017, 3.39% in 2016 and 3.37% in 2015.

Provision for Loan Losses

The provision for loan losses in 2017 was $7,462,000 compared to $2,826,000 in 2016 and $1,318,000 in 2015. Nonperforming loans decreased to $17,513,000 at December 31, 2017 from $18,241,000 at December 31, 2016 and $4,013,000 at December 31, 2015. The increase in provision expense in 2017 was primarily due to an increase in loan balances and the increase in net charge offs. The increase in provision expense in 2016 was primarily due to an increase in loan balances and an increase in non-performing loans for First Mid Bank. Total non-performing loans for First Clover Leaf were $10.8 million and First Mid Bank non-performing loans were $7.4 million at December 31, 2016. Net charge-offs were $4,238,000 during 2017, $649,000 during 2016 and $424,000 during 2015. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2017	2016	2015	2017	2016
Trust	$3,744	$3,517	$3,746	$227	$(229)
Brokerage	2,161	1,908	1,315	253	593
Insurance commissions	3,872	3,452	2,107	420	1,345
Service charges	6,920	6,791	5,681	129	1,110
Securities gains	616	1,192	452	(576)	740
Mortgage banking	1,184	1,172	754	12	418
ATM / debit card revenue	6,495	6,004	4,676	491	1,328
Bank Owned Life Insurance	1,638	671	—	967	671
Other	3,706	2,205	1,813	1,501	392
Total other income	$30,336	$26,912	$20,544	$3,424	$6,368

Total non-interest income increased to $30.3 million in 2017 compared to $26.9 million in 2016 and $20.5 million in 2015.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $227,000 or 6.5% in 2017 to $3,744,000 from $3,517,000 in 2016 compared to $3,746,000 in 2015. The increase during 2017 was primarily due to an increase in market value and revenue from defined contribution and other retirement accounts. The decrease in 2016 was due to a decrease in revenue from defined contribution and other retirement accounts. Trust assets under management were $997.8 million at December 31, 2017 compared to $831.6 million at December 31, 2016 and $794.0 million at December 31, 2015.

•
Revenue from brokerage increased $253,000 or 13.3% to $2,161,000 in 2017 from $1,908,000 in 2016 and $1,315,000 in 2015 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $420,000 or 12.2% to $3,872,000 in 2017 from $3,452,000 in 2016 and $2,107,000 in 2015.  The growth from 2016 to 2017 is primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch of First Mid Insurance. The increase from 2015 to 2016 was primarily due to additional revenues from the Illiana Insurance Agency acquisition.

•
Fees from service charges increased $129,000 or 1.9% to $6,920,000 in 2017 from $6,791,000 in 2016 and $5,681,000 in 2015.  The increase in 2017 was due to First Clover Leaf acquisition in place for a full year. The increase from 2015 to 2016 was primarily due to additional income from the ONB Branches acquired in the third quarter of 2015 and First Clover Leaf branches acquired in the third quarter of 2016.

•	Net securities gains in 2017 were $616,000 compared to $1,192,000 in 2016 and $452,000 in 2015.

•	Mortgage banking income increased $12,000 or 1.0% to $1,184,000 in 2017 from $1,172,000 in 2016 and $754,000 in 2015. Loans sold balances are as follows:

▪	$68 million (representing 536 loans) in 2017

▪	$80 million (representing 566 loans) in 2016

▪	$57 million (representing 457 loans) in 2015

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $491,000 or 8.2% to $6,495,000 in 2017 from $6,004,000 in 2016 and $4,676,000 in 2015. The increases during 2017 and 2016 are primarily due to an increase in electronic transactions following the acquisition of First Clover Leaf and quarterly incentives received from VISA.

•
Bank owned life insurance increased $967,000 or 144.1%. The increase is primarily due to a death benefit of $511,000 and twelve months of cash surrender value increases for 2017 versus nine months for 2016. The Company invested $25 million in bank owned life insurance during the first quarter of 2016 and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition during the third quarter of 2016.

•
Other income increased $1,501,000 or 68.1% in 2017 to $3,706,000 from $2,205,000 in 2016 and $1,813,000 in 2015.  The increase from 2016 to 2017 is primarily due to income tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf Bank and increases in various loan fees. The increase from 2015 to 2016 was primarily due to income from the ONB Branches acquired during the third quarter of 2015.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2017	2016	2015	2017	2016
Salaries and benefits	$39,756	$32,354	$26,337	$7,402	$6,017
Occupancy and equipment	12,596	11,418	9,143	1,178	2,275
Other real estate owned, net	560	60	19	500	41
FDIC insurance assessment expense	905	966	904	(61)	62
Amortization of other intangibles	2,153	1,909	891	244	1,018
Stationery and supplies	724	815	681	(91)	134
Legal and professional fees	3,887	3,035	2,474	852	561
Marketing and promotion	1,356	1,845	1,092	(489)	753
Other	12,284	9,108	7,707	3,176	1,401
Total other expense	$74,221	$61,510	$49,248	$12,711	$12,262

Total non-interest expense increased to $74.2 million in 2017 from $61.5 million in 2016 and $49.2 million in 2015.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $7.4 million or 22.9% to $39.8 million from $32.4 million in 2016, and $26.3 million in 2015. The increase in 2017 is primarily due to merit increases for continuing employees and a full year of expenses for the acquired First Clover Leaf employees. The increase in 2016 was due to the addition of 93 employees in the First Clover Leaf acquisition and merit increases in 2016 for continuing employees. There were 592 full-time equivalent employees at December 31, 2017, compared to 598 at December 31, 2016, and 513 at December 31, 2015.

•
Occupancy and equipment expense increased $1,178,000 or 10.3% to $12.6 million in 2017 from $11.4 million in 2016, and $9.1 million in 2015. The increase in 2017 and 2016 was primarily due to increases in rent, property taxes, and depreciation expenses related to the acquisition of the ONB Branches during the third quarter of 2015 and First Clover Leaf Bank during the third quarter of 2016.

•
Net other real estate owned expense increased $500,000 or 833.3% to $560,000 from $60,000 in 2016, and $19,000 in 2015. The increase in 2017 was primarily due to a write down of one property to the now appraised value and real estate taxes and maintenance expenses on properties owned. The increase in 2016 was primarily due to losses on properties sold during 2016.

•
FDIC insurance expense decreased $61,000 or 6.3% to $905,000 from $966,000 in 2016, and $904,000 in 2015. The decrease in 2017 was primarily due to a decline in FDIC rates. The increase in 2016 was primarily due to an increase in average assets due to te acquisition of First Clover Leaf offset by a decrease in FDIC rates in the third quarter of 2016.

•
Amortization of other intangibles expense increased $244,000 or 12.8% to $2,153,000 from $1,909,000 in 2016, and $891,000 in 2015. The increase in 2017 was due to a full year of amortization of deposit premium for First Clover Leaf Bank. The increase in 2016 was due to the amortization of deposit premiums and insurance company intangibles of the ONB Branches, Illiana Insurance Agency, and First Clover Leaf Bank.

•
Other operating expenses increased $3,176,000 or 34.9% to $12,284,000 from $9,108,000 in 2016, and $7,707,000 in 2015. The increase in 2017 was primarily due to additional expenses from First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank during the first quarter of 2017. The increase in 2016 was primarily due to the additional expenses of the ONB Branches and costs related to the acquisition of First Clover Leaf.

•
On a net basis, all other categories of operating expenses increased $272,000 or 4.8% to $5,967,000 from $5,695,000 in 2016, and $4,247,000 in 2015. The increase from 2016 to 2017 was primarily due to an increase in legal expenses, primarily due to acquisition and loan collection related expenses. The increase in 2016 was primarily due to the donation of a building located in Monticello, Illinois with a book value of $653,000 and increases in marketing and other legal and professional fees including costs related to the acquisition of First Clover Leaf.

Income Taxes

Income tax expense amounted to $15,042,000 in 2017 compared to $11,940,000 in 2016, and $9,218,000 in 2015.  Effective tax rates were 36.0% for 2017, 35.3% for 2016, and 35.8% for 2015.  The decline in effective tax rate in 2016 was primarily due to an increase in tax-exempt municipal investments and bank owned life insurance. The increases in tax expense and the effective tax rate for 2017 were primarily due to an increase in taxable income, and increase in Illinois corporate income tax rate from 7.75% to 9.50% effective July 1, 2017, and additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, due to remeasurement of deferred tax assets and liabilities because of the Tax Cut and Jobs Act.

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

	December 31,
	2017		2016		2015
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$185,128	1.98%	$213,050	1.83%	$175,576	1.70%
Obligations of states and political subdivisions	165,037	2.86%	164,163	2.80%	107,164	3.22%
Mortgage-backed securities: GSE residential	295,778	2.59%	318,829	2.57%	312,132	2.52%
Trust preferred securities	2,893	2.15%	3,050	1.86%	3,130	1.41%
Other securities	2,039	2.50%	4,034	2.14%	4,035	1.38%
Total securities	$650,875	2.55%	$703,126	2.39%	$602,037	2.39%

At December 31, 2017, the amortized cost of the Company’s investment portfolio decreased by $52.3 million from December 31, 2016 primarily due to securities that were sold to provide cash flow to fund loans. At December 31, 2016, the amortized cost of the Company's investment portfolio increased by $101.1 million primarily due to $104.6 million of securities added in the acquisition of First Clover Leaf, net of declines due to securities that matured or declined and were not replaced.   When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2017 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2016 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$115,796	$113,770	$—	$113,770	$—	$—	$—	$—
Obligations of state and political subdivisions	165,037	166,266	11,716	100,771	52,791	—	—	988
Mortgage-backed securities (2)	295,778	293,811	—	—	—	—	—	293,811
Trust preferred securities	2,893	2,548	—	—	—	—	2,548	—
Other securities	2,039	2,184	—	—	—	2,012	—	172
Total investments	$581,543	$578,579	$11,716	$214,541	$52,791	$2,012	$2,548	$294,971
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,332	$68,457	$—	$68,457				$—

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

The trust preferred securities consist of one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding this security as of December 31, 2017:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$2,893,000
Fair value	$2,548,000
Unrealized gains/(losses)	$(345,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$334,542,000
Actual defaults & deferrals as a % of remaining collateral	14.8%
Expected defaults & deferrals as a % of remaining collateral	39.9%
Performing collateral	$286,342,000
Estimated incremental defaults	$58,679,000
Current balance of class	$34,259,000
Subordination	$336,997,000
Excess subordination	$21,882,000
Excess subordination as a % of remaining performing collateral	7.6%
Discount rate (1)	2.87%-3.87%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
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

During the year ended December 31, 2017, the Company received all of the contractual interest payments for its trust preferred security. During 2014 and 2013, the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question failed and interest received on the PIK note was being capitalized, which means the principal balance was being increased. Once the coverage test is met, capitalized interest is paid in cash and current cash interest payments resume.

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

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2017 and 2016.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2017	% Outstanding Loans	2016	2015	2014	2013
Construction and land development	$107,594	5.5%	$49,104	$39,209	$21,627	$25,321
Farm loans	127,183	6.6%	126,108	122,474	110,193	109,405
1-4 Family residential properties	293,667	15.1%	326,415	231,571	181,921	184,761
Multifamily residential properties	61,798	3.2%	83,200	45,740	53,129	50,174
Commercial real estate	681,757	35.2%	630,135	409,172	379,604	356,999
Loans secured by real estate	1,271,999	65.6%	1,214,962	848,166	746,474	726,660
Agricultural loans	86,631	4.5%	86,685	75,886	68,298	64,128
Commercial and industrial loans	444,263	22.9%	409,033	305,060	223,780	168,353
Consumer loans	29,749	1.5%	38,028	41,579	15,118	14,579
All other loans	106,859	5.5%	77,284	11,198	8,736	9,084
Total loans	$1,939,501	100.0%	$1,825,992	$1,281,889	$1,062,406	$982,804

Loan balances increased by $113.5 million or 6.2% from December 31, 2016 to December 31, 2017 primarily due to increases in construction and land development, commercial operating and commercial real estate loans. Loan balances increased by $544.1 million or 42.4% from December 31, 2015 to December 31, 2016 primarily due to $438.9 million of loans at fair value added in the acquisition of First Clover Leaf and increases in commercial operating and commercial real estate loans. The balances of loans sold into the secondary market were $67.5 million in 2017 compared to $79.5 million in 2016. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,025,000 and $1,175,000 as of December 31, 2017 and 2016, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Central region	$543,938	28.0%	$465,458	25.5%
Sullivan region	167,977	8.7%	170,463	9.3%
Decatur region	378,867	19.5%	313,459	17.2%
Peoria region	189,639	9.8%	204,514	11.2%
Highland region	525,983	27.1%	538,325	29.5%
Southern region	133,097	6.9%	133,773	7.3%
Total all regions	$1,939,501	100.0%	$1,825,992	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2017 and 2016, the Company does not consider these locations high risk areas since these regions have not experienced the significant volatility in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2017 and 2016, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2017		December 31, 2016
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$170,758	8.80%	$171,336	9.38%
Lessors of non-residential buildings	185,967	9.59%	134,019	7.34%
Lessors of residential buildings & dwellings	131,756	6.79%	139,584	7.64%
Hotels and motels	131,702	6.79%	103,843	5.69%
Other Gambling Industries	95,713	4.93%	48,973	2.68%
Automobile dealers	59,412	3.06%	54,261	2.97%

Balances of automobile dealers were not considered a concentration during 2017and balances of other gambling industries were not considered a concentration for 2016, but are shown here for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2017, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$83,520	$12,215	$11,859	$107,594
Farm loans	14,649	44,610	67,924	127,183
1-4 Family residential properties	25,507	75,778	192,382	293,667
Multifamily residential properties	3,515	50,352	7,931	61,798
Commercial real estate	57,836	289,516	334,405	681,757
Loans secured by real estate	185,027	472,471	614,501	1,271,999
Agricultural loans	66,732	17,853	2,046	86,631
Commercial and industrial loans	158,879	248,103	37,281	444,263
Consumer loans	3,801	24,277	1,671	29,749
All other loans	22,356	29,043	55,460	106,859
Total loans	$436,795	$791,747	$710,959	$1,939,501

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2017, loans with maturities over one year consisted of approximately $1.2 billion in fixed rate loans and approximately $287 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$16,659	$12,053	$3,412	$4,105	$6,121
Restructured loans which are performing in accordance with revised terms	854	6,185	601	435	348
Total nonperforming loans	17,513	18,238	4,013	4,540	6,469
Repossessed assets	2,834	1,985	478	263	568
Total nonperforming loans and repossessed assets	$20,347	$20,223	$4,491	$4,803	$7,037
Nonperforming loans to loans, before allowance for loan losses	0.90%	1.00%	0.31%	0.43%	0.66%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.05%	1.11%	0.35%	0.45%	0.72%
The $4,606,000 increase in nonaccrual loans during 2017 resulted from the net of $12.4 million of loans put on nonaccrual status, offset by $645,000 of loans transferred to other real estate owned, $981,000 of loans charged off and $6.2 million of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	—%	$227	1.9%
Farm loans	291	1.7%	205	1.7%
1-4 Family residential properties	2,687	16.1%	2,890	24.0%
Multifamily residential properties	368	2.2%	528	4.4%
Commercial real estate	5,596	33.6%	4,971	41.2%
Loans secured by real estate	8,942	53.6%	8,821	73.2%
Agricultural loans	757	4.5%	1,388	11.5%
Commercial and industrial loans	6,658	40.1%	1,430	11.9%
Consumer loans	302	1.8%	414	3.4%
Total loans	$16,659	100.0%	$12,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $471,000, $133,000 and $48,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The $849,000 increase in repossessed assets during 2017 resulted from the net of $8,535,000 of additional assets repossessed, $7,359,000 of repossessed assets sold and $327,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,781	62.7%	$1,711	86.2%
Farm Loans	—	—%	40	2.0%
1-4 family residential properties	413	14.6%	231	11.6%
Multi-family residential properties	—	—%	—	—%
Commercial real estate	560	19.8%	—	—%
Total real estate	2,754	97.1%	1,982	99.8%
Agricultural Loans	—	—%	—	—%
Commercial & Industrial Loans	44	1.6%	—	—%
Consumer Loans	36	1.3%	3	0.2%
Total repossessed collateral	$2,834	100.0%	$1,985	100.0%

Repossessed assets sold during 2017 resulted in net losses of $340,000, of which $10,000 of net losses was related to real estate asset sales and $330,000 of net losses was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in central and southern Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2017, the Company’s loan portfolio included $213.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $170.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $1.0 million from $212.8 million at December 31, 2016 while loans concentrated in other grain farming decreased $0.5 million from $171.3 million at December 31, 2016.

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

In addition, the Company has $131.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $186.0 million of loans to lessors of non-residential buildings and $131.8 million of loans to lessors of residential buildings and dwellings, and $95.7 million to other gambling industries.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2017	2016	2015	2014	2013
Average loans outstanding, net of unearned income	$1,836,617	$1,454,591	$1,126,479	$1,022,605	$924,900
Allowance-beginning of period	16,753	14,576	13,682	13,249	11,776
Charge-offs:
Real estate-mortgage	1,025	381	131	185	479
Commercial, financial & agricultural	3,649	630	222	41	426
Installment	98	292	285	63	35
Other	423	372	268	248	188
Total charge-offs	5,195	1,675	906	537	1,128
Recoveries:
Real estate-mortgage	406	529	186	110	36
Commercial, financial & agricultural	281	283	120	78	232
Installment	27	25	24	26	30
Other	243	189	152	127	110
Total recoveries	957	1,026	482	341	408
Net charge-offs	4,238	649	424	196	720
Provision for loan losses	7,462	2,826	1,318	629	2,193
Allowance-end of period	$19,977	$16,753	$14,576	$13,682	$13,249
Ratio of annualized net charge-offs to average loans	0.23%	0.05%	0.04%	0.03%	0.08%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.03%	0.92%	1.14%	1.29%	1.35%
Ratio of allowance for loan losses to nonperforming loans	114.1%	92.0%	363.0%	301.4%	204.8%

The ratio of the allowance for loan losses to nonperforming loans is 114.1% as of December 31, 2017 compared to 92.0% as of December 31, 2016.  The increase in this ratio is primarily due an increase in allowance for loan losses primarily due to an increase in loan balances and the decrease in nonperforming loans during 2017. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2017, the Company had net charge-offs of $4,238,000 compared to $649,000 in 2016. During 2017, there were significant charge offs of commercial real estate loans to three borrowers of $619,000, charge offs of two agricultural loans to one borrower of $662,000, and charge offs of twelve commercial operating loans to five borrowers of $2,689,000. During 2016, the Company's significant charge-offs included a significant charge off of one residential real estate loan to a single borrower of $83,000 and charge offs of seven commercial real estate loans to a single borrower of $67,000, charge offs of four commercial operating loans to a single borrower of $437,000 and charge offs of two consumer loans to a single borrower of $108,000.

At December 31, 2017, the allowance for loan losses amounted to $20.0 million or 1.03% of total loans. At December 31, 2016, the allowance for loan losses amounted to $16.8 million or 0.92% of total loans. The increase in this ratio in 2017 is primarily due to an increase in provision recorded as loans acquired renewed or paid off. The decline in the ratio in during 2016 was due to First Clover Leaf loans were recorded at fair value and First Lover Leaf's allowance for loan loss was not carried over in accordance with ASC 805.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$886	16.2%	$874	20.1%	$994	18.1%
Commercial / Commercial real estate	16,546	70.8%	12,901	66.0%	11,379	63.0%
Agricultural / Agricultural real estate	1,742	11.0%	2,249	11.6%	1,337	15.5%
Consumer	803	2.0%	693	2.3%	642	3.4%
Total allocated	19,977	100.0%	16,717	100.0%	14,352	100.0%
Unallocated	—	NA	36	NA	224	NA
Allowance at end of year	$19,977	100.0%	$16,753	100.0%	$14,576	100.0%

	December 31, 2014		December 31, 2013
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	790	17.4%	$771	19.1%
Commercial / Commercial real estate	10,914	64.4%	10,646	61.8%
Agricultural / Agricultural real estate	1,360	16.8%	533	17.6%
Consumer	386	1.4%	377	1.5%
Total allocated	13,450	100.0%	12,327	100.0%
Unallocated	232	N/A	922	N/A
Allowance at end of year	13,682	100.0%	$13,249	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$438,575	—%	$372,339	—%	$267,175	—%
Interest-bearing	1,119,835	0.16%	881,994	0.11%	669,442	0.11%
Savings	367,261	0.13%	340,746	0.13%	298,594	0.13%
Time deposits	348,278	0.49%	298,124	0.43%	219,836	0.53%
Total average deposits	$2,273,949	0.18%	$1,893,203	0.14%	$1,455,047	0.16%

The following table sets forth the high and low month-end balances for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
High month-end balances of total deposits	$2,331,084	$2,329,887	$1,741,079
Low month-end balances of total deposits	2,217,477	1,699,770	1,266,199

In 2017, the average balance of deposits increased by $380.7 million from 2016. The increase was primarily the result of deposit balances acquired in the acquisition of First Clover Leaf during the third quarter of 2016 that were included for the full-year in 2017. Average non-interest bearing deposits increased $66.2 million, other interest-bearing deposits increased by $237.8 million, savings accounts increased by $26.5 million, and time deposits increased $50.2 million. In 2016, the average balance of deposits increased by $438.2 million from 2015. The increase was primarily attributable the acquisition of FIrst Clover Leaf during the third quarter of 2016 that were included for the full-year in 2016. Average non-interest bearing deposits increased by $105.2 million, savings accounts increased by $42.2 million, average balances of other interest-bearing deposits increased $212.6 million and time deposits increased by $78.3 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2017	2016	2015
3 months or less	$31,467	$23,796	$30,108
Over 3 through 6 months	34,194	20,352	10,714
Over 6 through 12 months	54,607	37,094	23,091
Over 12 months	46,805	70,020	24,942
Total	$167,073	$151,262	$88,855

The balance of time deposits of $100,000 or more increased $15.8 million from December 31, 2016 to December 31, 2017. The balance of time deposits of $100,000 or more increased $62.4 million from December 31, 2015 to December 31, 2016. The increase in 2017 and 2016 was primarily due to the acquisition of First Clover Leaf in the third quarter of 2016.

In 2017 the Company maintained account relationships with various public entities throughout its market areas. Eighty-six public entities had total balances of $100.8 million in various checking accounts and time deposits as of December 31, 2017. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies.  These retail repurchase agreements are a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2017, 2016 and 2015 is presented below (in thousands):

	2017	2016	2015
At December 31:
Securities sold under agreements to repurchase	$155,388	$185,763	$128,842
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	5,000	5,000
Fixed term – due after one year	60,038	35,094	15,000
Junior subordinated debentures	24,000	23,917	20,620
Debt due in one year or less	—	4,000	—
Debt due after one year	10,313	14,063	—
Total	$249,739	$267,837	$169,462
Average interest rate at end of period	1.00%	0.52%	0.77%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$163,626	$185,763	$128,842
Federal funds purchased	20,000	12,500	—
Federal Home Loan Bank advances:
FHLB-overnite	30,000	10,000	—
Fixed term – due in one year or less	5,000	20,000	10,000
Fixed term – due after one year	60,061	35,109	20,000
Debt:
Debt due in one year or less	4,000	7,000	2,000
Debt due after one year	14,063	15,000	—
Junior subordinated debentures	24,000	23,917	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$144,674	$129,734	$113,748
Federal funds purchased	3,996	1,795	142
Federal Home Loan Bank advances:
FHLB-overnite	8,598	3,992	—
Fixed term – due in one year or less	2,356	10,260	5,479
Fixed term – due after one year	46,452	22,396	17,685
Debt:
Loans due in one year or less	658	1,454	471
Loans due after one year	12,632	4,749	—
Junior subordinated debentures	23,956	21,650	20,620
Total	$243,322	$196,030	$158,145
Average interest rate during the period	1.02%	0.81%	0.36%

Securities sold under agreements to repurchase decreased $30.4 million during 2017 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At December 31, 2017 the advances totaling $60.0 million were as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of December 31, 2017. This loan was renewed on April 14, 2017 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.67% and 2.91% and at December 31, 2017 and 2016, respectively). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary bank were in compliance with the then existing covenants at December 31, 2017 and 2016.

Also on September 7, 2016, as part of the amendment to the Northern Trust Company revolving credit agreement, the Company entered into a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (3.7% and 2.91% at December 31, 2017 and 2016, respectively) and interest and principal payments are due quarterly. As of December 31, 2017, the balance due was $10.3 million. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (4.21% and 3.73% at December 31, 2017 and 2016, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (3.19% and 2.56% at December 31, 2017 and 2016, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.44% at December 31, 2017) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2017 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$13,481	$—	$—	$—	$—	$—	$13,481	$13,481
Certificates of deposit investments	—	735	950	—	—	—	1,685	1,692
Taxable investment securities	172	—	—	31,290	22,273	427,910	481,645	480,770
Nontaxable investment securities	—	225	1,875	1,850	4,872	157,444	166,266	166,266
Loans	827,982	264,383	203,432	318,352	214,888	110,464	1,939,501	1,920,680
Total	$841,635	$265,343	$206,257	$351,492	$242,033	$695,818	$2,602,578	$2,582,889
Interest-bearing liabilities:
Savings and NOW accounts	$264,890	$91,206	$91,206	$91,206	$91,206	$429,727	$1,059,441	$1,059,441
Money market accounts	289,315	16,039	16,039	16,039	16,039	37,409	390,880	390,880
Other time deposits	224,622	55,529	35,529	15,568	11,914	873	344,035	342,264
Short-term borrowings/debt	155,388	—	—	—	—	—	155,388	155,394
Long-term borrowings/debt	59,351	5,000	15,000	10,000	—	5,000	94,351	88,331
Total	$993,566	$167,774	$157,774	$132,813	$119,159	$473,009	$2,044,095	$2,036,310
Rate sensitive assets – rate sensitive liabilities	$(151,931)	$97,569	$48,483	$218,679	$122,874	$222,809	$558,483
Cumulative GAP	$(151,931)	$(54,362)	$(5,879)	$212,800	$335,674	$558,483
Cumulative amounts as % of total Rate sensitive assets	-5.8%	3.7%	1.9%	8.4%	4.7%	8.6%
Cumulative Ratio	-5.8%	-2.1%	-0.2%	8.2%	12.9%	21.5%

The static GAP analysis shows that at December 31, 2017, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2017, the Company’s stockholders' equity had increased $27.3 million, or 9.7%, to $307,964,000 from $280,673,000 as of December 31, 2016. During 2017, net income contributed $26,684,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $3,457,000, net of tax. Additional purchases of treasury stock 20,734 shares (at an average cost of $38.45 per share) decreased stockholders' equity by approximately $797,000.

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

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2017, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,540,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,540,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	6,875 common shares during 2017

•	4,683 common shares during 2016, and

•	6,153 common shares during 2015

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after three months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  Beginning in 2016, shares for the 401(k) plan were purchased in the open market instead of being issued by the Company. The Company issued, pursuant to the 401(k) plan:

•	0 common shares during 2017

•	558 common shares during 2016, and

•	11,885 common shares during 2015

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $8,288,000 in common stock dividends paid during 2017, $1,057,000 or 12.8% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2017, 30,059 common shares were issued from common stock dividends.

•	During 2016, 46,894 common shares were issued from common stock dividends and 3,552 common shares were issued from preferred stock dividends.

•	During 2015, 50,003 common shares were issued from common stock dividends and 9,714 common shares were issued from preferred stock dividends.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  As of December 31, 2017, the Company had awarded 59,500 shares as stock options under the 2007 SI Plan. There were no shares awarded as stock options during 2017 or 2016. During 2017, 2016, and 2015, the Company awarded 18,391 and 13,912, and 18,002 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

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

During 2017, the Company repurchased 20,734 (0.2% of common shares) at a total price of approximately $797,000.  During 2016, the Company repurchased no shares of common stock. As of December 31, 2017, approximately $6.4 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

For 2017, the minimum regulatory requirements are 9.25% for the Total Risk-based capital ratio, 7.25% for the Tier 1 Risk-based capital ratio, 5.75% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2017, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2017 follows:

	Total Risk-based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	12.70%	11.83%	10.78%	9.91%
First Mid-Illinois Bank & Trust, N.A.	12.39%	11.51%	11.51%	9.63%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2017, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2017, the excess collateral at the FHLB would support approximately $129.7 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2017, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 million and $10 million in available funds.  This loan was renewed on April 14, 2017 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, and includes requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2017 and 2016.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$344,035	$224,622	$91,058	$27,482	$873
Debt	34,933	3,750	6,563	—	24,620
Other borrowings	215,388	180,388	20,000	10,000	5,000
Operating leases	43,256	2,591	4,198	3,585	32,882
Supplemental retirement	597	100	142	100	255
	$638,209	$411,451	$121,961	$41,167	$63,630

For the year ended December 31, 2017, net cash of $46.2 million was provided from operating activities, $56.0 million was used in investing activities, and $77.2 million was used in financing activities. In total cash and cash equivalents decreased by $87.0 million from year-end 2016.

For the year ended December 31, 2016, net cash of $27.4 million was provided from operating activities, $78.1 million was used in investing activities, and $110.8 million was provided from financing activities. In total cash and cash equivalents increased by $60.1 million from year-end 2015.

For the year ended December 31, 2015, net cash of $22.0 million was provided from operating activities, $10.4 million was provided from investing activities, and $31.7 million was provided from financing activities. In total cash and cash equivalents increased by $202.8 million64.1 million from year-end 2014.

For the years ended December 31, 2017 and 2016, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I.  See Note 9 – “Borrowings” for a more detailed description.

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

Adoption of New Accounting Guidance

Accounting Standards Update 2018--02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). In February 2018, FASB issued ASU 2018-02. This update allows an entity to elect a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification should include the effect of changes of tax rate on the deferred tax amount, and related valuation allowance and other income tax effects on the items in AOCI. Tax effects that are stranded in AOCI for other reasons may not be reclassified. The standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual financial statements that have not been issued or made available for issuance. The Company had adopted the new guidance and elected to reclassify the tax effects stranded in AOCI of approximately $68,000 to retained earnings in the current period. The adoption of ASU 2018-02 did not have a material effect on the Company's consolidated financial statements.

Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification ("ASU 2017-09"). In May 2017, FASB issued ASU 2017-09. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting under Topic 718. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The update did not have an impact on the Company's consolidated financial statement.

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

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company's financial statements. The adoption of ASU 2017-04 did not have any impact on the Company's consolidated financial statements.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company's consolidated financial statements.
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

Based on the financial analysis performed as of December 31, 2017, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact the First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2017	Net Interest Income		Return On Average Equity
Prime rate is 4.50%	($000)	(%)	2017=8.92%
Prime rate increase of:
200 basis points to 6.50%	$(1,912)	(3.1)%	(0.59)%
100 basis points to 5.50%	(837)	(1.4)%	(0.26)%
Prime rate decrease of:
100 basis points to 3.50%	(4,465)	(7.2)%	(1.38)%
200 basis points to 2.50%	(8,899)	(14.4)%	(2.79)%

The following table shows the same analysis for First Mid Bank performed as of December 31, 2016:

	Increase (Decrease) In
December 31, 2016	Net Interest Income		Return On Average Equity
Prime rate is 3.75%	($000)	(%)	2016=9.24%
Prime rate increase of:
200 basis points to 5.75%	$(2,027)	(3.5)%	(0.79)%
100 basis points to 4.75%	(1,006)	(1.7)%	(0.39)%
Prime rate decrease of:
100 basis points to 2.75%	(2,933)	(5.1)%	(1.14)%
200 basis points to 1.75%	(5,059)	(8.8)%	(1.99)%

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

Interest rate sensitivity analysis is also used to measure the Company’s interest risk by computing estimated changes in the Economic Value of Equity (“EVE”) of the First Mid Bank under various interest rate shocks.  EVE is determined by calculating the net present value of each asset and liability category by rate shock.  The net differential between assets and liabilities is the EVE.  EVE is an expression of the long-term interest rate risk in the balance sheet as a whole.

The following table presents First Mid Bank's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2017 and 2016 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  The Banks have no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2017	+200 bp	$(27,611)	(5.8)%
	+100 bp	(11,926)	(2.5)%
	-200 bp	(74,933)	(15.6)%
	-100 bp	(28,272)	(5.9)%

December 31, 2016	+200 bp	(26,410)	(5.8)%
	+100 bp	(11,338)	(2.5)%
	-200 bp	(93,212)	(20.5)%
	-100 bp	(34,212)	(7.5)%

As indicated above, at December 31, 2017, in the event of a sudden and sustained increase in prevailing market interest rates, the Banks' EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease.  At December 31, 2017, First Mid Bank's estimated changes in EVE were within the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2017, the change in EVE slightly exceeded policy guidelines for a decrease in interest rates of 200 basis points. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2017 and 2016
(In thousands, except share data)	2017	2016
Assets
Cash and due from banks:
Non-interest bearing	$75,398	$57,988
Interest bearing	12,990	79,014
Federal funds sold	491	38,900
Cash and cash equivalents	88,879	175,902
Certificates of deposit investments	1,685	14,643
Investment securities:
Available-for-sale, at fair value	578,579	619,848
Held-to-maturity, at amortized cost (estimated fair value of $68,457 and $73,096 at December 31, 2017 and 2016, respectively)	69,332	74,231
Loans held for sale	1,025	1,175
Loans	1,938,476	1,824,817
Less allowance for loan losses	(19,977)	(16,753)
Net loans	1,918,499	1,808,064
Interest receivable	10,832	10,553
Other real estate owned	2,754	1,982
Premises and equipment, net	38,266	40,292
Goodwill, net	60,150	57,791
Intangible assets, net	10,679	12,832
Bank owned life insurance	41,883	41,318
Other assets	18,976	25,904
Total assets	$2,841,539	$2,884,535
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$480,283	$471,206
Interest bearing	1,794,356	1,858,681
Total deposits	2,274,639	2,329,887
Repurchase agreements with customers	155,388	185,763
Interest payable	602	535
FHLB borrowings	60,038	40,094
Other borrowings	10,313	18,063
Junior subordinated debentures	24,000	23,917
Other liabilities	8,595	5,603
Total liabilities	2,533,575	2,603,862
Stockholders’ Equity:
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,231,225 shares in 2017 and 13,020,742 shares in 2016	54,925	54,083
Additional paid-in capital	163,603	158,671
Retained earnings	104,683	86,216
Deferred compensation	3,540	3,201
Accumulated other comprehensive loss	(2,304)	(5,761)
Less treasury stock at cost, 570,477 shares in 2017 and 549,743 shares in 2016	(16,483)	(15,737)
Total stockholders’ equity	307,964	280,673
Total liabilities and stockholders’ equity	$2,841,539	$2,884,535

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)	2017	2016	2015

Interest income:
Interest and fees on loans	$82,670	$61,952	$48,460
Interest on investment securities
Taxable	11,708	9,288	7,741
Exempt from federal income tax	4,774	3,726	2,807
Interest on certificates of deposit investments	50	295	44
Interest on federal funds sold	62	40	—
Interest on deposits with other financial institutions	291	195	199
Total interest income	99,555	75,496	59,251
Interest expense:
Interest on deposits	3,995	2,713	2,282
Interest on securities sold under agreements to repurchase	181	96	62
Interest on FHLB borrowings	883	630	616
Interest on other borrowings	496	181	13
Interest on subordinated debentures	927	672	526
Total interest expense	6,482	4,292	3,499
Net interest income	93,073	71,204	55,752
Provision for loan losses	7,462	2,826	1,318
Net interest income after provision for loan losses	85,611	68,378	54,434
Other income:
Trust revenues	3,744	3,517	3,746
Brokerage commissions	2,161	1,908	1,315
Insurance commissions	3,872	3,452	2,107
Service charges	6,920	6,791	5,681
Securities gains, net	616	1,192	452
Mortgage banking revenue, net	1,184	1,172	754
ATM / debit card revenue	6,495	6,004	4,676
Bank owned life insurance	1,638	671	—
Other income	3,706	2,205	1,813
Total other income	30,336	26,912	20,544
Other expense:
Salaries and employee benefits	39,756	32,354	26,337
Net occupancy and equipment expense	12,596	11,418	9,143
Net other real estate owned expense	560	60	19
FDIC insurance expense	905	966	904
Amortization of intangible assets	2,153	1,909	891
Stationery and supplies	724	815	681
Legal and professional	3,887	3,035	2,474
Marketing and donations	1,356	1,845	1,092
Other expense	12,284	9,108	7,707
Total other expense	74,221	61,510	49,248
Income before income taxes	41,726	33,780	25,730
Income taxes	15,042	11,940	9,218
Net income	26,684	21,840	16,512
Dividends on preferred shares	—	825	2,200
Net income available to common stockholders	$26,684	$21,015	$14,312
Per share data:
Basic net income per common share available to common stockholders	$2.13	$2.07	$1.84
Diluted net income per common share available to common stockholders	2.13	2.05	1.81
Cash dividends declared per common share	0.66	0.62	0.59

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015
(in thousands)	2017	2016	2015
Net income	$26,684	$21,840	$16,512
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(2,855), $3,848 and $(1,005) for the years ended December 31, 2017, 2016 and 2015, respectively	3,845	(6,025)	1,572
Unamortized holding gains on held to maturity securities transferred from available for sale, net of taxes of $(32), $(172) and $(193) for December 31, 2017, 2016 and 2015, respectively	80	268	302
Less: reclassification adjustment for realized gains included in net income net of taxes of $216, $465 and $176 for the years ended December 31, 2017, 2016 and 2015, respectively	(400)	(727)	(276)
Other comprehensive income (loss), net of taxes	3,525	(6,484)	1,598
Comprehensive income	$30,209	$15,356	$18,110

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2016	$—	$54,083	$158,671	$86,216	$3,201	$(5,761)	$(15,737)	$280,673
Net income	—	—	—	26,684	—	—	—	26,684
Other comprehensive income, net of tax	—	—	—	—	—	3,525	—	3,525
Reclass of stranded AOCI due to tax reform	—	—	—	68	—	(68)	—	—
Dividends on common stock ($.66 per sh)	—	—	—	(8,285)	—	—	—	(8,285)
Issuance of 30,059 common shares pursuant to the Dividend Reinvestment Plan	—	120	937	—	—	—	—	1,057
Issuance of 6,875 common shares pursuant to the Deferred Compensation Plan	—	28	204	—	—	—	—	232
Issuance of 47,339 restricted common shares pursuant to the 2007 and 2017 Stock Incentive Plan	—	189	1,615	—	—	—	—	1,804
Issuance of 27,500 common shares pursuant to the exercise of stock options	—	110	589	—	—	—	—	699
Issuance of 98,710 common shares pursuant to the At-The-Market program, less issuance costs	—	395	2,856	—	—	—	—	3,251
Purchase of 20,734 treasury shares	—	—	—	—	—	—	(797)	(797)
Deferred compensation	—	—	—	—	(51)	—	51	—
Tax benefit related to deferred compensation distributions	—	—	216	—	—	—	—	216
Disqualified disposition of incentive stock options			5					5
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	—	359	—	—	—	—	359
Release of restricted units pursuant to the 2017 SIP			(1,849)					(1,849)
Vested restricted shares/units compensation expense	—	—	—	—	390	—	—	390
December 31, 2017	$—	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2017, 2016 and 2015
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

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2014	$27,400	$32,119	$55,607	$61,956	$3,329	$(875)	$(14,620)	$164,916
Net income	—	—	—	16,512	—	—	—	16,512
Other comprehensive income, net of tax	—	—	—	—	—	1,598	—	1,598
Dividends on preferred stock ($400 per sh)	—	—	—	(2,200)	—	—	—	(2,200)
Dividends on common stock ($.59 per sh)	—	—	—	(4,556)	—	—	—	(4,556)
Issuance of 59,717 common shares pursuant to the Dividend Reinvestment Plan	—	239	1,027	—	—	—	—	1,266
Issuance of 6,153 common shares pursuant to the Deferred Compensation Plan	—	25	105	—	—	—	—	130
Issuance of 11,885 common shares pursuant to the First Retirement & Savings Plan	—	48	193	—	—	—	—	241
Issuance of 3,281 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	13	55	—	(340)	—	—	(272)
Issuance of 1,392,859 common shares pursuant to private placement capital raise, net proceeds	—	5,571	22,283	—	—	—	—	27,854
Purchase of 53,246 treasury shares	—	—	—	—	—	—	(1,066)	(1,066)
Deferred compensation	—	—	—	—	26	—	(26)	—
Tax benefit related to deferred compensation distributions	—	—	85	—	—	—	—	85
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	271	—	—	—	—	271
Vested restricted shares/units compensation expense	—	—	—	—	230	—	—	230
December 31, 2015	$27,400	$38,015	$79,626	$71,712	$3,245	$723	$(15,712)	$205,009

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$26,684	$21,840	$16,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,462	2,826	1,318
Depreciation, amortization and accretion, net	8,134	7,936	4,442
Change in cash surrender value of bank owned life insurance	(1,126)	(671)	—
Gain on bank owned life insurance	(511)	—	—
Stock-based compensation expense	954	384	378
Gains on investment securities, net	(616)	(1,192)	(452)
Loss (gain) on sales of other real property owned, net	667	(1)	(21)
Donation of building	—	653	—
Loss on write down of premises and equipment	11	28	221
Loss on loans sold	698	—	—
Gains on sale of loans held for sale, net	(1,102)	(1,224)	(763)
Deferred income taxes	2,498	(2,388)	20
Increase in accrued interest receivable	(279)	(629)	(763)
Increase (decrease) in accrued interest payable	94	(84)	(54)
Origination of loans held for sale	(67,321)	(79,682)	(56,091)
Proceeds from sale of loans held for sale	68,573	80,699	57,844
Decrease in other assets	668	1,802	169
Increase (decrease) in other liabilities	666	(2,875)	(762)
Net cash provided by operating activities	46,154	27,422	21,998
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	12,958	25,245	1,245
Purchases of certificates of deposit investments	—	(12,958)	(26,245)
Proceeds from sales of securities available-for-sale	159,663	70,757	19,380
Proceeds from maturities of securities available-for-sale	73,310	117,003	103,481
Proceeds from maturities of securities held-to-maturity	—	83,000	10,000
Purchases of securities available-for-sale	(183,319)	(194,946)	(257,693)
Purchases of securities held-to-maturity	—	(71,557)	(46,000)
Net increase in loans	(123,931)	(106,608)	(68,958)
Proceeds from sale of premises and equipment	—	147	—
Purchases of premises and equipment	(1,274)	(695)	(1,762)
Proceeds from sales of other real property owned	5,559	793	260
Investment in bank owned life insurance	—	(25,000)	—
Capitalization of mortgage servicing rights	—	(14)	—
Proceeds from settlement of bank owned life insurance policies	1,072	—	—
Cash received related to acquisition, net of cash and cash equivalents acquired	—	36,774	276,661
Net cash provided by (used in) investing activities	(55,962)	(78,059)	10,369
Cash flows from financing activities:
Net (decrease) increase in deposits	(55,248)	60,632	6,844
(Decrease) Increase in repurchase agreements	(30,375)	33,658	3,176
Proceeds from FHLB advances	52,000	20,000	5,000
Repayment of FHLB advances	(32,000)	(15,000)	(5,000)
Proceeds from short-term debt	—	7,000	2,000
Repayment of short-term debt	(4,000)	(3,938)	(2,000)
Proceeds from long-term debt	—	15,000	—
Repayment of long-term debt	(3,750)	—	—
Proceeds from issuance of common stock	4,399	195	28,222
Direct expenses related to capital transactions	(216)	(229)	—
Purchase of treasury stock	(797)	—	(1,066)
Dividends paid on preferred stock	—	(1,286)	(2,002)
Dividends paid on common stock	(7,228)	(5,277)	(3,487)
Net cash provided by (used in) financing activities	(77,215)	110,755	31,687

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2017, 2016 and 2015
(In thousands)	2017	2016	2015
Increase (decrease) in cash and cash equivalents	(87,023)	60,118	64,054
Cash and cash equivalents at beginning of period	175,902	115,784	51,730
Cash and cash equivalents at end of period	$88,879	$175,902	$115,784

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,415	$4,113	$3,428
Income taxes	11,721	13,135	7,796
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	6,034	328	458
Dividends reinvested in common stock	1,057	1,323	1,266
Net tax benefit related to option and deferred compensation plans	221	140	85
Conversion of preferred stock	—	27,500	—
Supplemental disclosure of purchase of capital stock of First Clover Leaf
Fair value of assets acquired		$668,905
Consideration paid:
Cash paid		22,545
Common stock issued		65,926
Total consideration paid		88,471
Fair value of liabilities assumed		$580,434

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2017 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Certificates of Deposit Investments

Certificates of deposit investments have original maturities of three to five years and are carried at cost.

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

On December 22, 2017, the United States enacted certain tax reforms through the Tax Cuts and Jobs Act, which changes existing tax laws, most significantly a change in the statutory corporate tax rate from 35% to 21%. As a result of this enactment, the Company incurred additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, primarily due to remeasurement of deferred tax assets and liabilities.

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

At December 31, 2017, the Company managed or administered 1,119 accounts with assets totaling approximately $997.8 million. At December 31, 2016, the Company managed or administered 1,231 accounts with assets totaling approximately $831.6 million.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Incentive Awards

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan"). The SI Plan was implemented to succeed the Company's 2007 Stock Incentive Plan, which had a ten-year term. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the 2007 SI plan.  There have been no stock options awarded since 2008. The Company awarded 18,391, 13,912, and 18,002 shares during 2017, 2016, and 2015, respectively as stock and stock unit awards.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of December 31, 2017 and 2016 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2017
Net unrealized losses on securities available-for-sale	$(2,619)	$—	$(2,619)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(281)	—	(281)
Securities with other-than-temporary impairment losses	—	(345)	(345)
Tax benefit	841	100	941
Balance at December 31, 2017	$(2,059)	$(245)	$(2,304)
December 31, 2016
Net unrealized losses on securities available-for-sale	$(7,649)	$—	$(7,649)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(393)	—	(393)
Securities with other-than-temporary impairment losses	—	(1,398)	(1,398)
Tax benefit	3,134	545	3,679
Balance at December 31, 2016	$(4,908)	$(853)	$(5,761)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2017, 2016 and 2015 , were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2017	2016	2015
Realized gains on available-for-sale securities	$616	1,192	452	Securities gains, net (Total reclassified amount before tax)
	(216)	(465)	(176)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$400	$727	$276	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options and restricted stock awarded, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$26,684,000	$21,840,000	$16,512,000
Preferred stock dividends	—	(825,000)	(2,200,000)
Net income available to common stockholders	26,684,000	21,015,000	14,312,000
Weighted average common shares outstanding	12,531,659	10,149,099	7,775,490
Basic earnings per common share	$2.13	$2.07	$1.84
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$26,684,000	$21,015,000	$14,312,000
Effect of assumed preferred stock conversion	—	825,000	2,200,000
Net income applicable to diluted earnings per share	26,684,000	21,840,000	16,512,000
Weighted average common shares outstanding	12,531,659	10,149,099	7,775,490
Dilutive potential common shares:
Assumed conversion of stock options	4,875	3,111	—
Restricted stock awarded	—	4,107	6,851
Assumed conversion of preferred stock	—	507,393	1,355,348
Dilutive potential common shares	4,875	514,611	1,362,199
Diluted weighted average common shares outstanding	12,536,534	10,663,710	9,137,689
Diluted earnings per common share	$2.13	$2.05	$1.81

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 because they were anti-dilutive:

	2017	2016	2015
Stock options to purchase shares of common stock	—	—	45,500

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $8,944,000, $16,643,000 and $8,175,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company’s cash accounts did not exceed the federally insured limits.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2017 and December 31, 2016 were as follows (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$115,796	$8	$(2,034)	$113,770
Obligations of states and political subdivisions	165,037	2,254	(1,025)	166,266
Mortgage-backed securities: GSE residential	295,778	493	(2,460)	293,811
Trust preferred securities	2,893	—	(345)	2,548
Other securities	2,039	145	—	2,184
Total available-for-sale	$581,543	$2,900	$(5,864)	$578,579
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,332	$103	$(978)	$68,457
December 31, 2016
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$138,819	$13	$(2,508)	$136,324
Obligations of states and political subdivisions	164,163	1,346	(2,804)	162,705
Mortgage-backed securities: GSE residential	318,829	531	(4,369)	314,991
Trust preferred securities	3,050	—	(1,398)	1,652
Other securities	4,034	147	(5)	4,176
Total available-for-sale	$628,895	$2,037	$(11,084)	$619,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$74,231	$203	$(1,338)	$73,096

Trust preferred securities at December 31, 2017, is one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a maturity of twenty years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Proceeds from sales	$159,663	$70,757	$19,380
Gross gains	773	1,192	452
Gross losses	(157)	—	—
Income tax expense	216	465	176

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2017 and the weighted average yield for each range of maturities (in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,462	$38,359	$4,949	$—	$113,770
Obligations of state and political subdivisions	16,897	74,454	73,297	1,618	166,266
Mortgage-backed securities: GSE residential	75	168,002	125,734	—	293,811
Trust preferred securities	—	—	—	2,548	2,548
Other securities	—	2,012	—	172	2,184
Total investments	$87,434	$282,827	$203,980	$4,338	$578,579
Weighted average yield	2.28%	3.30%	4.11%	2.74%	3.42%
Full tax-equivalent yield	2.67%	3.82%	4.88%	3.55%	4.01%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,993	$29,339	$—	$—	$69,332
Weighted average yield	1.76%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2017.

Investment securities carried at approximately $479 million and $509 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2017 and 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,584	$(540)	$47,972	$(1,494)	$106,556	$(2,034)
Obligations of states and political subdivisions	42,618	(769)	9,267	(256)	51,885	(1,025)
Mortgage-backed securities: GSE residential	187,949	(1,942)	22,609	(518)	210,558	(2,460)
Trust preferred securities	—	—	2,548	(345)	2,548	(345)
Other securities	—	—	—	—	—	—
Total	$289,151	$(3,251)	$82,396	$(2,613)	$371,547	$(5,864)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,101	$(525)	$14,540	$(453)	$48,641	$(978)
December 31, 2016
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$125,257	$(2,508)	$—	$—	$125,257	$(2,508)
Obligations of states and political subdivisions	93,405	(2,804)	—	—	93,405	(2,804)
Mortgage-backed securities: GSE residential	266,319	(4,099)	5,878	(270)	272,197	(4,369)
Trust preferred securities	—	—	1,652	(1,398)	1,652	(1,398)
Other securities	—	—	1,995	(5)	1,995	(5)
Total	$484,981	$(9,411)	$9,525	$(1,673)	$494,506	$(11,084)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,295	$(1,338)	$—	$—	$53,295	$(1,338)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2017, there were eleven available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,972,000 and unrealized losses of $1,494,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016 there were no available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2017 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,540,000 and unrealized losses of $453,000 in a continuous unrealized loss position for twelve months or more. and December 31, 2016 there were no held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2017 there were thirty-nine obligations of states and political subdivisions with a fair value of $9,267,000 and unrealized losses of $256,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2017 there were twenty-six mortgage-backed securities with a fair value of $22,609,000 and unrealized losses of $518,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there were two mortgage-backed security with a fair value of $5,878,000 and unrealized losses of $270,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2017, there was one trust preferred security with a fair value of $2,548,000 and unrealized losses of $345,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one trust preferred securities with a fair value of $1,652,000 and unrealized losses of $1,398,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2017 or 2016.  Because the Company does not intend to sell the remaining security and it is not more-likely-than-not that the Company will be required to sell this securities before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2017. However, future downgrades or additional deferrals and defaults in the security could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the impaired trust preferred security remaining as of December 31, 2017 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$2,893	$2,548	$(345)	$(1,111)

Other securities. At December 31, 2017 there were no other securities in a continuous unrealized loss position for twelve months or more. At December 31, 2016, there was one other security with a fair value of $1,995,000 and unrealized losses of $5,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2017 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Accumulated Credit Losses as of December 31:
	2017	2016	2015
Credit losses on trust preferred securities held:
Beginning of period	$1,111	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	—	—	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$1,111	$1,111	$1,111

Maturities of investment securities were as follows at December 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$88,726	$87,358
Due after one-five years	114,719	114,825
Due after five-ten years	77,765	78,246
Due after ten years	4,555	4,339
	285,765	284,768
Mortgage-backed securities: GSE residential	295,778	293,811
Total available-for-sale	581,543	578,579
Held-to-maturity:
Due in one year or less	39,993	39,105
Due after one-five years	29,339	29,352
Due after five-ten years	—	—
Due after ten years	—	—
Total held-to-maturity	69,332	$68,457

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2017 and 2016 follows (in thousands):

	2017	2016
Construction and land development	$107,721	$49,366
Farm loans	127,232	126,216
1-4 Family residential properties	294,483	328,119
Multifamily residential properties	61,966	83,478
Commercial real estate	684,639	633,694
Loans secured by real estate	1,276,041	1,220,873
Agricultural loans	86,602	86,735
Commercial and industrial loans	445,378	412,637
Consumer loans	30,070	38,404
All other loans	108,023	77,602
Gross loans	1,946,114	1,836,251
Less: Loans held for sale	1,025	1,175
	1,945,089	1,835,076
Less:
Net deferred loan fees, premiums and discounts	6,613	10,259
Allowance for loan losses	19,977	16,753
Net loans	$1,918,499	$1,808,064

Net loans increased $110.4 million as of December 31, 2017 compared to December 31, 2016. The increase is primarily due to increases in construction and land development, commercial real estate, and commercial and industrial loans offset by decreases in 1-4 family and multifamily residential properties. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,025,000 and $1,175,000 at December 31, 2017 and 2016, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2017, the Company’s loan portfolio included $213.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $170.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $1.0 million from $212.8 million at December 31, 2016 while loans concentrated in other grain farming decreased $0.5 million from $171.3 million at December 31, 2016.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $131.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $186.0 million of loans to lessors of non-residential buildings, $131.8 million of loans to lessors of residential buildings and dwellings, and $95.7 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017, 2016 and 2015 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of period	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Loans acquired with deteriorated credit quality	$9	$—	$—	$—	$—	$9
Loans:
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501
Ending Balance:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	$1,360,156	$213,033	$314,097	$38,870	$—	$1,926,156
Loans acquired with deteriorated credit quality	$259	$—	$—	$—	$—	$259

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of period	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Loans:
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992
Ending balance:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	$1,199,003	$211,168	$360,825	$41,644	$—	$1,812,640
Loans acquired with deteriorated credit quality	$3,840	$—	$4,246	$—	$—	$8,086
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$10,914	$1,360	$790	$386	$232	$13,682
Provision charged to expense	451	(25)	267	633	(8)	1,318
Losses charged off	(289)	—	(64)	(553)	—	(906)
Recoveries	303	2	1	176	—	482
Balance, end of year	$11,379	$1,337	$994	$642	$224	$14,576
Ending balance:
Individually evaluated for impairment	$134	$—	$—	$—	$—	$134
Collectively evaluated for impairment	$11,245	$1,337	$994	$642	$224	$14,442
Loans:
Ending balance	$807,736	$198,066	$232,348	$43,739	$—	$1,281,889
Ending balance:
Individually evaluated for impairment	$744	$430	$—	$—	$—	$1,174
Collectively evaluated for impairment	$806,992	$197,636	$232,348	$43,739	$—	$1,280,715

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2017 and 2016 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$107,140	$48,877	$120,767	$118,934	$282,441	$318,921	$60,954	$81,018
Special Mention	454	—	4,829	5,190	2,654	918	476	1,651
Substandard	—	227	1,587	1,984	8,572	6,576	368	531
Doubtful	—	—	—	—	—	—	—	—
Total	$107,594	$49,104	$127,183	$126,108	$293,667	$326,415	$61,798	$83,200

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$647,208	$610,025	$83,469	$81,922	$425,846	$397,762	$29,375	$37,624
Special Mention	16,941	5,229	2,304	3,271	11,492	8,485	5	17
Substandard	17,608	14,881	858	1,492	6,925	2,786	369	387
Doubtful	—	—	—	—	—	—	—	—
Total	$681,757	$630,135	$86,631	$86,685	$444,263	$409,033	$29,749	$38,028

	All Other Loans		Total Loans
	2017	2016	2017	2016
Pass	$103,339	$74,377	$1,860,539	$1,769,460
Special Mention	3,520	2,892	42,675	27,653
Substandard	—	15	36,287	28,879
Doubtful	—	—	—	—
Total	$106,859	$77,284	$1,939,501	$1,825,992

The following table presents the Company’s loan portfolio aging analysis at December 31, 2017 and 2016 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2017
Construction and land development	$26	$48	$—	$74	$107,520	$107,594	$—
Farm loans	—	—	396	396	126,787	127,183	—
1-4 Family residential properties	3,023	538	1,767	5,328	288,339	293,667	—
Multifamily residential properties	—	—	—	—	61,798	61,798	—
Commercial real estate	90	38	3,566	3,694	678,063	681,757	—
Loans secured by real estate	3,139	624	5,729	9,492	1,262,507	1,271,999	—
Agricultural loans	—	32	158	190	86,441	86,631	—
Commercial and industrial loans	192	3	770	965	443,298	444,263	—
Consumer loans	178	67	27	272	29,477	29,749	—
All other loans	—	—	—	—	106,859	106,859	—
Total loans	$3,509	$726	$6,684	$10,919	$1,928,582	$1,939,501	$—
December 31, 2016
Construction and land development	$—	$—	$—	$—	$49,104	$49,104	$—
Farm loans	—	131	293	424	125,684	126,108	—
1-4 Family residential properties	1,854	713	1,008	3,575	322,840	326,415	105
Multifamily residential properties	—	—	240	240	82,960	83,200	—
Commercial real estate	1,662	716	43	2,421	627,714	630,135	—
Loans secured by real estate	3,516	1,560	1,584	6,660	1,208,302	1,214,962	105
Agricultural loans	365	84	37	486	86,199	86,685	—
Commercial and industrial loans	395	155	249	799	408,234	409,033	—
Consumer loans	192	37	11	240	37,788	38,028	—
All other loans	—	—	—	—	77,284	77,284	—
Total loans	$4,468	$1,836	$1,881	$8,185	$1,817,807	$1,825,992	$105

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

The following tables present impaired loans as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$227	$227	$—
Farm loans	276	276	—	—	—	—
1-4 Family residential properties	1,026	1,347	25	997	997	6
Multifamily residential properties	313	313	—	528	528	—
Commercial real estate	5,544	5,565	531	863	884	—
Loans secured by real estate	7,159	7,501	556	2,615	2,636	6
Agricultural loans	212	1,009	2	1,345	1,345	660
Commercial and industrial loans	5,774	6,037	64	1,093	1,191	192
Consumer loans	200	200	1	213	213	—
All other loans	—	—	—	—	—	—
Total loans	$13,345	$14,747	$623	$5,266	$5,385	$858
Loans without a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Farm loans	15	15	—	205	207	—
1-4 Family residential properties	2,239	2,664	—	2,497	3,207	—
Multifamily residential properties	55	55	—	3,419	3,547	—
Commercial real estate	303	368	—	6,224	6,802	—
Loans secured by real estate	2,612	3,102	—	12,345	13,763	—
Agricultural loans	545	—	—	43	66	—
Commercial and industrial loans	909	1,249	—	378	572	—
Consumer loans	102	119	—	206	211	—
All other loans	—	—	—	—	—	—
Total loans	$4,168	$4,470	$—	$12,972	$14,612	$—
Total loans:
Construction and land development	$—	$—	$—	$227	$227	$—
Farm loans	291	291	—	205	207	—
1-4 Family residential properties	3,265	4,011	25	3,494	4,204	6
Multifamily residential properties	368	368	—	3,947	4,075	—
Commercial real estate	5,847	5,933	531	7,087	7,686	—
Loans secured by real estate	9,771	10,603	556	14,960	16,399	6
Agricultural loans	757	1,009	2	1,388	1,411	660
Commercial and industrial loans	6,683	7,286	64	1,471	1,763	192
Consumer loans	302	319	1	419	424	—
All other loans	—	—	—	—	—	—
Total loans	$17,513	$19,217	$623	$18,238	$19,997	$858

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$—	$—	$229	$—	$142	$—
Farm loans	293	—	207	—	527	2
1-4 Family residential properties	3,267	29	2,988	22	1,440	14
Multifamily residential properties	377	1	3,824	55	323	—
Commercial real estate	5,457	13	6,675	36	310	2
Loans secured by real estate	9,394	43	13,923	113	2,742	18
Agricultural loans	878	—	1,394	—	82	—
Commercial and industrial loans	6,586	8	1,485	4	1,569	8
Consumer loans	325	—	557	2	319	2
All other loans	—	—	—	—	—	—
Total loans	$17,183	$51	$17,359	$119	$4,712	$28
The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $578,000 of 1-4 Family residential properties, $251,000 of commercial real estate, and $25,000 of commercial and industrial loans at December 31, 2017 and $603,000 of 1-4 Family residential properties, $3,419,000 of multifamily residential properties, $2,116,000 of commercial real estate loans, $41,000 of commercial and industrial loans and $6,000 of consumer loans at December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2017 and December 31, 2016 (in thousands). This table excludes purchased credit-impaired loans and performing troubled debt restructurings.

	2017	2016
Construction and land development	$—	$227
Farm loans	291	205
1-4 Family residential properties	2,687	2,890
Multifamily residential properties	368	528
Commercial real estate	5,596	4,971
Loans secured by real estate	8,942	8,821
Agricultural loans	757	1,388
Commercial and industrial loans	6,658	1,430
Consumer loans	302	414
All other loans	—	—
Total loans	$16,659	$12,053

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $16.7 million and $12.1 million at December 31, 2017 and 2016, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $471,000, $133,000 and $48,000 in 2017, 2016 and 2015, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at December 31, 2017 are as follows (in thousands):

	December 31, 2017	December 31, 2016
1-4 Family residential properties	$—	$622
Multifamily residential properties	—	1,011
Commercial real estate	251	3,723
Loans secured by real estate	251	5,356
Commercial and industrial loans	8	2,730
Carrying amount	259	8,086
Allowance for loan losses	9	14
Carrying amount, net of allowance	$250	$8,072

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of December 31, 2017, there is no accretable yield on the PCI loans acquired. As of December 31, 2016 approximately $1.2 million was accreted on the PCI loans acquired due to sales and charge offs on these loans. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of December 31, 2017, there was one loan with a change in expected cash flows and as a result, approximately $9,000 of provision was recorded. As of December 31, 2016, there was one loan with a change in expected cash flows and as a result, approximately $14,000 of provision was recorded.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2017 and 2016 was $8,898,000 and $10,889,000, respectively.  Approximately $37,000 and $196,000 in specific reserves were established with respect to these loans as of December 31, 2017 and 2016, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2017 and 2016 (in thousands).

Troubled debt restructurings:	2017	2016
Construction and land development	$—	$227
Farm Loans	—	—
1-4 Family residential properties	874	1,753
Multifamily residential properties	—	3,419
Commercial real estate	1,376	4,125
Loans secured by real estate	2,250	9,524
Agricultural loans	757	—
Commercial and industrial loans	5,690	1,040
Consumer Loans	201	325
Total	$8,898	$10,889
Performing troubled debt restructurings:
1-4 Family residential properties	$578	$603
Multifamily residential properties	—	3,419
Commercial real estate	251	2,116
Loans secured by real estate	829	6,138
Commercial and industrial loans	25	41
Consumer Loans	—	6
Total	$854	$6,185

The following table presents loans modified as TDRs during the years ended December 31, 2017 and 2016 as a result of various modified loan factors (in thousands):

	December 31, 2017			December 31, 2016
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		1	$227	(b)(c)
1-4 Family residential properties	3	196	(b)(c)	3	176	(c)
Commercial real estate	2	814	(b)(c)	1	42	(b)(c)
Loans secured by real estate	5	1,010		5	445
Agricultural Loans	4	757	(b)(c)(d)	—	—
Commercial and industrial loans	4	4,924	(b)(c)	7	916	(b)(c)
Consumer Loans	—	—		1	19	(c)
Total	13	$6,691		13	$1,380

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is ninety days past due under the modified terms.  There was one loan modified as troubled debt restructurings during the prior twelve months that experienced a default during the year ended December 31, 2017 and one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2016.

At December 31, 2017 and 2016, the balance of real estate owned includes $2,754,000 and $1,982,000, respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2017 and 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $404,000 and $661,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2017 and 2016 consisted of (in thousands):

	2017	2016
Land	$9,933	$5,837
Buildings and improvements	37,229	44,484
Furniture and equipment	16,145	18,340
Leasehold improvements	4,109	4,089
Construction in progress	29	286
Subtotal	67,445	73,036
Accumulated depreciation and amortization	29,179	32,744
Total	$38,266	$40,292

Depreciation and amortization expense was $2.7 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2017 and 2016 (in thousands):

	2017		2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$63,910	$3,760	$61,551	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	11,473	19,862	9,644
Customer list intangibles	3,731	2,285	3,731	2,102
	$90,518	$20,533	$88,159	$18,521

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

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing righted valued at $1,069,000. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Beginning Balance	985	—
Acquired Balance	—	1,069
Mortgage Servicing rights capitalized	—	14
Mortgage Servicing rights amortized	(141)	(98)
Ending Balance	$844	$985

Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Core deposit intangibles	1,829	1,628	876
Customer list intangibles	183	183	15
Mortgage Servicing Rights	141	98	—
	$2,153	$1,909	$891

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/18	$1,954
For year ended 12/31/19	1,778
For year ended 12/31/20	1,576
For year ended 12/31/21	1,304
For year ended 12/31/22	1,195

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2017 and 2016, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2017 and 2016, deposits consisted of the following (in thousands):

	2017	2016
Demand deposits:
Non-interest bearing	$480,283	$471,206
Interest-bearing	700,376	716,204
Savings	359,065	356,740
Money market	390,880	432,656
Time deposits	344,035	353,081
Total deposits	$2,274,639	$2,329,887

Total interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Interest-bearing demand	$588	$274	$117
Savings	486	445	398
Money market	1,224	719	605
Time deposits	1,697	1,275	1,162
Total	$3,995	$2,713	$2,282

As of December 31, 2017, 2016 and 2015, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

	2017	2016	2015
Outstanding	$167,073	$151,262	$88,855
Interest expense for the year	730	423	493

The following table shows the amount of maturities for all time deposits as of December 31, 2017 (in thousands):

Less than 1 year	$224,622
1 year to 2 years	55,529
2 years to 3 years	35,529
3 years to 4 years	15,568
4 years to 5 years	11,914
Over 5 years	873
Total	$344,035

In 2017 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $100.8 million and $146.1 million in various checking accounts and time deposits as of December 31, 2017 and 2016, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2017 and 2016 borrowings consisted of the following (in thousands):

	2017	2016
Securities sold under agreements to repurchase	$155,388	$185,763

Federal Home Loan Bank (FHLB) Fixed-term advances	60,038	40,094
Subordinated debentures	24,000	23,917
Other borrowings:
Due in one year or less	—	4,000
Due after one year (2020)	10,313	14,063
Total	$249,739	$267,837

Aggregate annual maturities of FHLB advances and subordinated debentures (excluding unamortized discounts and premiums) at December 31, 2017 are (in thousands):

	FHLB	Subordinated Debentures
2018	$25,000	$—
2019	5,000	—
2020	15,000	—
2021	10,000	—
2022	—	—
Thereafter	5,000	24,620
	$60,000	$24,620
Unamortized premium (discount)	$38	$(620)
	$60,038	$24,000

FHLB advances represent borrowings by First Mid Bank to fund loan demand.  At December 31, 2017 the advances totaling $60 million were as follows:

•	$5 million advance with a 3-year maturity, at 1.30% due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99% due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

Securities sold under agreements to repurchase were $155.4 million at December 31, 2017, a decrease of $30 million from $185.8 million at December 31, 2016. The decrease during 2017 was primarily due to seasonal declines in balances of customers due to changes in cash flow needs for their businesses. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .10%.

(in thousands)	2017	2016	2015
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$163,626	$185,763	$128,842
Average amount outstanding for the year	144,674	129,734	113,748

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2017	December 31, 2016
US Treasury securities and obligations of U.S. government corporations & agencies	$100,895	$100,526
Obligations of states and political subdivisions	—	1,173
Mortgage-backed securities: GSE: residential	54,493	84,064
Total	$155,388	$185,763

At December 31, 2017, there was a zero outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 14, 2017 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate (3.67% and 2.91% at December 31, 2017 and 2016, respectively) is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2017 and 2016.

Also on September 7, 2016, the Company entered into a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (3.67% and 2.91% at December 31, 2017 and 2016, respectively) and interest and principal payments are due quarterly. As of December 31, 2017, the balance due was $10.3 million. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. Management believes the Company and its subsidiary bank were in compliance with all the existing covenants at December 31, 2017 and 2016.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2017 and 2016 the rate was 4.21% and 3.73%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (3.19% and 2.56% at December 31, 2017 and 2016). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.44% and 2.81% at December 31, 2017 and 2016, respectively) and resets quarterly.

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

Note 10 -- Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below).  Management believes that, as of December 31, 2017 and 2016, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2017 and 2016, the most recent notification from the primary regulators categorized First Mid Bank and FIrst Clover Leaf Bank (prior to its merger into First Mid Bank) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2017, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
Company	$290,843	12.70%	$211,848	> 9.25%	N/A	N/A
First Mid Bank	282,621	12.39%	211,064	> 9.25	$228,177	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	270,866	11.83%	166,043	> 7.25	N/A	N/A
First Mid Bank	262,644	11.51%	165,428	> 7.25	182,542	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	246,866	10.78%	131,690	> 5.75	N/A	N/A
First Mid Bank	262,644	11.51%	131,202	> 5.75	148,315	> 6.50
Tier 1 Capital (to average assets)
Company	270,866	9.91%	109,381	> 4.00	N/A	N/A
First Mid Bank	262,644	9.63%	109,113	> 4.00	136,392	> 5.00
December 31, 2016
Total Capital (to risk-weighted assets)
Company	$270,062	12.79%	$182,137	> 8.625%	N/A	N/A
First Mid Bank	197,552	12.44%	137,019	> 8.625	$158,817	> 10.00%
First Clover Leaf Bank	78,145	15.08%	44,698	> 8.625	51,824	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	253,258	11.99%	139,903	> 6.625	N/A	N/A
First Mid Bank	180,826	11.39%	105,247	> 6.625	127,090	> 8.00
First Clover Leaf Bank	78,145	15.08%	34,333	> 6.625	41,459	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	229,341	10.86%	108,226	> 5.125	N/A	N/A
First Mid Bank	180,826	11.39%	81,417	> 5.125	103,261	> 6.50
First Clover Leaf Bank	78,145	15.08%	26,560	> 5.125	33,685	> 6.50
Tier 1 Capital (to average assets)
Company	253,258	9.19%	110,242	> 4.00	N/A	N/A
First Mid Bank	180,826	8.62%	83,938	> 4.00	104,922	> 5.00
First Clover Leaf Bank	78,145	12.04%	25,963	> 4.00	32,453	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2017 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2017, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks. First Clover Leaf Bank merged into First Mid Bank during the first quarter of 2017.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2017 and 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2017 and 2016,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$113,770	$—	$113,770	$—
Obligations of states and political subdivisions	166,266	—	166,266	—
Mortgage-backed securities	293,811	—	293,811	—
Trust preferred securities	2,548	—	—	2,548
Other securities	2,184	172	2,012	—
Total available-for-sale securities	$578,579	$172	$575,859	$2,548
December 31, 2016
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$136,324	$—	$136,324	$—
Obligations of states and political subdivisions	162,705	—	162,705	—
Mortgage-backed securities	314,991	—	314,991	—
Trust preferred securities	1,652	—	—	1,652
Other securities	4,176	144	4,032	—
Total available-for-sale securities	$619,848	$144	$618,052	$1,652

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 is summarized as follows (in thousands):

	Trust Preferred Securities
	December 31, 2017	December 31, 2016
Beginning balance	$1,652	$1,906
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	—	—
Included in other comprehensive income (loss)	1,053	(174)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(157)	(80)
Ending balance	$2,548	$1,652
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2017 was $3,665,000 and a fair value of $3,053,000 resulting in specific loss exposures of $612,000. As of December 31, 2016, the total carrying amount of loans for which a change specific allowance has occurred was $8,370,000. These loans had a fair value of $6,938,000 which resulted in specific loss exposures of $1,432,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2017 was $2,754,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $91,000. The total carrying amount of other real estate owned as of December 31, 2016 was $1,982,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $173,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Impaired loans (collateral dependent)	$3,053	$—	$—	$3,053
Foreclosed assets held for sale	91	—	—	91
December 31, 2016
Impaired loans (collateral dependent)	$6,938	$—	$—	$6,938
Foreclosed assets held for sale	173	—	—	173

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2017.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,548	Discounted cash flow	Discount rate	12.7%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.6%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.7%
Impaired loans (collateral dependent)	3,053	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	91	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$88,388	$88,388	$88,388	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,692	—	1,692	—
Available-for-sale securities	578,579	578,579	172	575,859	2,548
Held-to-maturity securities	69,332	68,457	—	68,457	—
Loans held for sale	1,025	1,025	—	1,025	—
Loans net of allowance for loan losses	1,918,499	1,899,678	—	—	1,899,678
Interest receivable	10,832	10,832	—	10,832	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	2,274,639	2,272,868	—	1,930,604	342,264
Securities sold under agreements to repurchase	155,388	155,394	—	155,394	—
Interest payable	602	602	—	602	—
Federal Home Loan Bank borrowings	60,038	59,968	—	59,968	—
Other borrowings	10,313	10,313	—	10,313	—
Junior subordinated debentures	24,000	18,050	—	18,050	—

December 31, 2016
Financial Assets
Cash and due from banks	$137,002	$137,002	$137,002	$—	$—
Federal funds sold	38,900	38,900	38,900	—	—
Certificates of deposit investments	14,643	14,651	—	14,651	—
Available-for-sale securities	619,848	619,848	144	618,052	1,652
Held-to-maturity securities	74,231	73,096	—	73,096	—
Loans held for sale	1,175	1,175	—	1,175	—
Loans net of allowance for loan losses	1,808,064	1,795,764	—	—	1,795,764
Interest receivable	10,553	10,553	—	10,553	—
Federal Reserve Bank stock	3,949	3,949	—	3,949	—
Federal Home Loan Bank stock	4,389	4,389	—	4,389	—
Financial Liabilities
Deposits	2,329,887	2,331,725	—	1,976,806	354,919
Securities sold under agreements to repurchase	185,763	185,766	—	185,766	—
Interest payable	535	535	—	535	—
Federal Home Loan Bank borrowings	40,094	40,318	—	40,318	—
Other borrowings	18,063	18,063	—	18,063	—
Junior subordinated debentures	23,917	17,068	—	17,068	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2017, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,540,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,540,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2017 and 2016 the Company issued 6,875 common shares and 4,683 common shares, respectively, pursuant to the DCP.

Note 13 -- Stock Incentive Plan

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan"). The SI Plan was implemented to succeed the Company's 2007 Stock Incentive Plan, which had a ten-year term. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

A maximum of 149,983 shares are authorized under the SI Plan. Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the 2007 SI Plan. There have been no options awarded since 2008. The Company awarded 18,391, 13,912 and 18,002 shares during 2017, 2016, 2015, respectively as stock and stock unit awards.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2017, 2016 or 2015.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Stock and stock unit awards:
Pre-tax compensation expense	$954	$384	$378
Income tax benefit	(334)	(134)	(132)
Total share-based compensation expense, net of income taxes	$620	$250	$246

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2017, 2016 and 2015, and changes during the years then ended is presented below:

	2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	40,500	$24.65
Granted	0	0.00
Exercised	(27,500)	25.42
Forfeited or expired	(2,500)	23.00
Outstanding, end of year	10,500	$23.00	0.96	$163,170
Exercisable, end of year	10,500	$23.00	0.96	$163,170

The total intrinsic value of options exercised during 2017 was $259,000. There were no stock options for shares of common stock not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2017 because they were anti-dilutive.

	2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	45,500	$24.67
Granted	0	0.00
Exercised	(2,500)	24.86
Forfeited or expired	(2,500)	24.86
Outstanding, end of year	40,500	$24.65	1.42	$378,850
Exercisable, end of year	40,500	$24.65	1.42	$378,850

The total intrinsic value of options exercised during 2016 was $14,000. There were no stock options for shares of common stock not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2016 because they were anti-dilutive.

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

The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2017:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$22.50 to $24.50	10,500	0.96	$23.00	10,500	$23.00

During 2017, the Board changed its award process and subsequently approved the acceleration of the vesting of all remaining outstanding restricted stock units. This resulted in total compensation expense for the year ended December 31, 2017 of approximately, $954,000. During 2015, the Board approved a revision to the LTIP, whereby all awards granted to participants were stock unit awards, cumulative with a three-year performance period and to be settled entirely in shares. All other provisions of the plan remained the same. The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	32,338	$22.64	30,169	$20.87	26,897	$22.95
Granted	18,391	30.65	13,912	26.09	18,002	20.14
Vested	(50,729)	25.54	(11,743)	22.18	(14,730)	23.77
Forfeited	0	0.00	0	0.00	0	0.00
Nonvested, end of year	0	$0.00	32,338	$22.64	30,169	$20.87
Fair value of shares vested		$260,483		$260,483		$350,075

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2017, 2016 and 2015, there was $0, $344,000, and $386,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,630,000, $1,383,000 and $1,080,000 in 2017, 2016 and 2015, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to a senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $40,000, $43,000 and $29,000 in 2017, 2016 and 2015, respectively. The current liability recorded for these two agreements was $597,000 and $658,000, as of December 31, 2017 and 2016, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Current
Federal	$9,825	$11,375	$7,357
State	2,719	2,953	1,841
Total Current	12,544	14,328	9,198
Deferred
Federal	2,047	(1,940)	(84)
State	451	(448)	104
Total Deferred	2,498	(2,388)	20
Total	$15,042	$11,940	$9,218

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2017, 2016 and 2015, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows (in thousands):

	2017	2016	2015
Expected income taxes	$14,604	$11,823	$9,006
Effects of:
Tax-exempt income from bank owned life insurance	(573)	(235)	—
Other tax exempt income	(2,223)	(1,577)	(1,103)
Nondeductible interest expense	28	21	11
State taxes, net of federal taxes	2,062	1,628	1,264
Other items	(266)	280	41
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	1,410	—	—
Effect of marginal tax rate	—	—	(1)
Total	$15,042	$11,940	$9,218

On December 22, 2017, the United States enacted certain tax reforms through the Tax Cuts and Jobs Act, which changes existing tax laws, most significantly a change in the statutory corporate tax rate from 35% to 21%. As a result of this enactment, the Company incurred additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, primarily due to remeasurement of deferred tax assets and liabilities.

Tax expense recorded by the Company during 2017, 2016 and 2015 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$5,694	$6,599
Available-for-sale investment securities	941	3,680
Deferred compensation	749	1,030
Supplemental retirement	170	259
Core deposit premium and other intangible assets	664	691
Pass thru activities	126	—
Other-than-temporary impairment on securities	317	438
Stock Compensation Expense	—	194
Deferred Revenue	—	101
Purchase Accounting	475	1,791
Acquisition Costs	210	319
Other	596	966
Total gross deferred tax assets	9,942	16,068
Deferred tax liabilities:
Deferred loan costs	26	178
Intangibles amortization	3,685	4,467
Prepaid expenses	232	383
FHLB stock dividend	158	380
Depreciation	1,207	740
Deferred Revenue	58	—
Accumulated accretion	112	72
Mortgage servicing rights	240	387
Total gross deferred tax liabilities	5,718	6,607
Net deferred tax assets	$4,224	$9,461

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2017 and 2016 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2017.  As of December 31, 2017, approximately $23.9 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Unused commitments and lines of credit:
Commercial real estate	$73,268	$128,576
Commercial operating	223,960	236,182
Home equity	38,318	40,896
Other	69,333	70,092
Total	$404,879	$475,746
Standby letters of credit	$10,626	$9,339

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2017 and 2016. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $76,835,000 and $54,502,000 at December 31, 2017 and 2016, respectively.  Activity during 2017 and 2016 was as follows (in thousands):

	2017	2016
Beginning balance	$54,502	$56,045
New loans	29,725	5,450
Loan repayments	(7,392)	(6,993)
Ending balance	$76,835	$54,502

Deposits from related parties held by First Mid Bank at December 31, 2017 and 2016 totaled $110,324,000 and $156,709,000, respectively.

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

The Company has recognized approximately $3,308,000, pre-tax, of acquisition costs for the First Clover Leaf acquisition of which $1,967,000 was recorded for 2017. These costs are included in legal and professional and other expense. Of the $10.4 million difference between the fair value and acquired value of the purchased loans, approximately $8.4 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.99 million, of the assumed FHLB advances of $113,000 and of the assumed subordinated debentures of $(731,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $4.7 million, is being amortized on an accelerated basis over its estimated life of ten years.

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

Note 20 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $2,720,000, $2,620,000 and $1,749,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2018	$2,591
2019	2,099
2020	2,099
2021	1,792
2022	1,793
Thereafter	32,882
Total minimum lease payments	$43,256

Note 21 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2017	2016
Assets
Cash	$8,296	$2,382
Premises and equipment, net	2,654	2,648
Investment in subsidiaries	328,830	315,752
Other assets	3,555	2,982
Total Assets	$343,335	$323,764
Liabilities and Stockholders’ equity
Liabilities
Debt	34,313	41,979
Other liabilities	1,058	1,112
Total Liabilities	35,371	43,091
Stockholders’ equity	307,964	280,673
Total Liabilities and Stockholders’ equity	$343,335	$323,764

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2017	2016	2015
Income:
Dividends from subsidiaries	$18,925	$19,475	$6,094
Other income	1,227	66	66
Total income	20,152	19,541	6,160
Operating expenses	3,902	3,491	2,556
Income before income taxes and equity in undistributed earnings of subsidiaries	16,250	16,050	3,604
Income tax benefit	864	1,073	974
Income before equity in undistributed earnings of subsidiaries	17,114	17,123	4,578
Equity in undistributed earnings of subsidiaries	9,570	4,717	11,934
Net income	26,684	21,840	16,512
Other comprehensive income (loss), net of taxes	3,525	(6,484)	1,598
Comprehensive income	$30,209	$15,356	$18,110

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$26,684	$21,840	$16,512
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	82	87	87
Dividends received from subsidiary	18,925	19,475	6,094
Equity in undistributed earnings of subsidiaries	(9,570)	(4,717)	(11,934)
Increase in other assets	(19,348)	(111,379)	(4,707)
Increase in other liabilities	733	153	37
Net cash provided by (used in) operating activities	17,506	(74,541)	6,089

Cash flows from investing activities:
Investment in subsidiary	—	(5,000)	(27,825)
Net cash from business acquisition	—	68,798	—
Net cash provided by (used in) investing activities	—	63,798	(27,825)

Cash flows from financing activities:
Repayment of short-term debt	(4,000)	(3,000)	—
Proceeds from short-term debt	—	7,000	—
Repayment of long-term debt	(3,750)	(938)	—
Proceeds from long-term debt	—	15,000	—
Proceeds from issuance of common stock	4,399	195	28,222
Direct expense related to capital transactions	(216)	(229)	—
Purchase of treasury stock	(797)	—	(1,066)
Dividends paid on preferred stock	—	(1,286)	(2,002)
Dividends paid on common stock	(7,228)	(5,277)	(3,487)
Net cash provided by (used in) financing activities	(11,592)	11,465	21,667
Increase (decrease) in cash	5,914	722	(69)
Cash at beginning of year	2,382	1,660	1,729
Cash at end of year	$8,296	$2,382	$1,660

Note 22 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2017 and 2016 (in thousands):

	Quarters ended in 2017
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$24,182	$25,446	$24,614	$25,313
Interest expense	1,410	1,493	1,741	1,838
Net interest income	22,772	23,953	22,873	23,475
Provision for loan losses	1,722	1,840	1,489	2,411
Net interest income after provision for loan losses	21,050	22,113	21,384	21,064
Other income	7,496	7,969	7,661	7,210
Other expense	19,202	17,955	17,912	19,152
Income before income taxes	9,344	12,127	11,133	9,122
Income taxes	3,080	3,927	3,538	4,497
Net income available to common stockholders	$6,264	$8,200	$7,595	$4,625
Basic earnings per common share	$0.50	$0.66	$0.61	$0.37
Diluted earnings per common share	0.50	0.66	0.61	0.37

	Quarters ended in 2016
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$16,979	$16,883	$18,623	$23,011
Interest expense	892	913	1,000	1,487
Net interest income	16,087	15,970	17,623	21,524
Provision for loan losses	113	733	1,081	899
Net interest income after provision for loan losses	15,974	15,237	16,542	20,625
Other income	6,644	6,459	6,898	6,911
Other expense	15,171	14,143	15,320	16,876
Income before income taxes	7,447	7,553	8,120	10,660
Income taxes	2,641	2,624	2,812	3,863
Net income	4,806	4,929	5,308	6,797
Dividends on preferred shares	550	275	—	—
Net income available to common stockholders	$4,256	$4,654	$5,308	$6,797
Basic earnings per common share	$0.50	$0.51	$0.51	$0.55
Diluted earnings per common share	0.49	0.50	0.51	0.55

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2018, expressed and unqualified opinion.
Basis for Opinion
The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Decatur, Illinois
March 2, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2017, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”  As permitted, the Company excluded the operations of First Clover Leaf Bank acquired on September 8, 2016, from the scope of the assessment. Based on the assessment, management determined that, as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 2, 2018

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting
We have audited First Mid-Illinois Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 2, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Decatur, Illinois
March 2, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		348,271	(1)
(B) Stock Incentive Plan	10,500	(2)	$23.00	(3)	142,078	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	10,500		$23.00		490,349

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock options, restricted stock and/or restricted stock units.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2017 and 2016

•	Consolidated Statements of Income -- For the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2017, 2016 and 2015.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 2, 2018
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March 2018, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Matthew K. Smith, Chief Financial Officer
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

2.5
Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and Project Hawks Merger Sub LLC and First BancTrust Corporation, dated December 11, 2017                                                                                                                                                                                                                        Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 12, 2017.

2.6
First Amendment to Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and Project Hawks Merger Sub LLC and First BancTrust Corporation, dated January 18, 2018                                                                                                                                                                                                                        Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 19, 2018.

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

10.1
Sales Agency Agreement, dated August 16, 2017, by and among the Company, Sandler O'Neill & Partners, and FIG Partners, LLC Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on August 17, 2017.

10.2
Amended and Restated Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2017.

10.3
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2017.

10.4
Employment Agreement between the Company and Matthew K. Smith
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2017.

10.5
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 28, 2015.

10.6
Employment Agreement between the Company and Eric S. McRae
Incorporated by reference to Exhibit 10.7 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016.

10.7
Employment Agreement between the Company and Bradley L. Beesley
Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016.

10.8
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.9	2017 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 1, 2017.
10.10	Form of 2017 Incentive Plan Stock Unit Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2017.
10.11
Form Agreement to Accelerate the Vesting of the First Mid-Illinois Bancshares, Inc. Stock Unit Awards
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017.

Exhibit Index to Annual Report on Form 10-K
Exhibit Number	Description and Filing or Incorporation Reference
10.12	Form of Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.13	Form of Stock Unit/Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.14	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.15	First Amendment to 2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.12 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2009.
10.16
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.17	Form of Stock Award/Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.18	Form of Stock Unit Award Agreement Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.19	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.20
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.21
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and
William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.22	Description of Incentive Compensation Plan (Filed herewith)
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)