Form 10-K/A
period 2017-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2018-03-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Portions of the Proxy Statement for 2018 Annual Meeting of Shareholders to be held on April 25, 2018 III

Explanatory Note

First Mid-Illinois Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 (this "Form 10-K/A") to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2018 (the “Original Filing”), solely for the purpose of inserting the last two paragraphs in the Report of Independent Registered Public Accounting Firm regarding its opinion on the financial statements which two paragraphs were included in the report on the date of the Original Filing, but were inadvertently omitted from the Original Filing. In addition, the Company has included as exhibits to this Form 10-K/A (i) currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, and (ii) a Consent of Independent Registered Public Accounting Firm to the use of its reports contained in this Form 10-K/A in certain Securities Act of 1933 filings into which this Form 10-K/A is incorporated by reference. The Exhibit Index to this Form 10-K/A has been amended to reflect the filing of these exhibits and to incorporate by reference exhibits filed with the Original Filing.

For ease of reference, this Form 10-K/A amends and restates the Original Filing in its entirety, making only the amendments described above. No other amendments have been made to the Original Filing and the Company is not amending any other part of, or updating any other disclosures made in, the Original Filing. This Form 10-K/A speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2018, expressed and unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2005.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 6, 2018
Joseph R. Dively
President and Chief Executive Officer

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
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.22	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.
11.1	Statement re: Computation of Earnings Per Share Incorporated by reference to Exhibit 11.1 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.
21.1	Subsidiaries of the Company Incorporated by reference to Exhibit 21.1 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)