Form 10-Q
period 2018-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2018-05-04
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

As of May 4, 2018, 14,334,164 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks:
Non-interest bearing	$39,214	$75,398
Interest bearing	15,130	12,990
Federal funds sold	491	491
Cash and cash equivalents	54,835	88,879
Certificates of deposit investments	1,685	1,685
Investment securities:
Available-for-sale, at fair value	569,862	578,579
Held-to-maturity, at amortized cost (estimated fair value of $67,631 and $68,457 at March 31, 2018 and December 31, 2017, respectively)	69,358	69,332
Loans held for sale	1,309	1,025
Loans	1,976,388	1,938,476
Less allowance for loan losses	(20,771)	(19,977)
Net loans	1,955,617	1,918,499
Interest receivable	10,182	10,832
Other real estate owned	1,951	2,754
Premises and equipment, net	37,833	38,266
Goodwill, net	60,150	60,150
Intangible assets, net	10,174	10,679
Bank owned life insurance	42,159	41,883
Other assets	22,231	18,976
Total assets	$2,837,346	$2,841,539
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$478,303	$480,283
Interest bearing	1,813,588	1,794,356
Total deposits	2,291,891	2,274,639
Securities sold under agreements to repurchase	132,435	155,388
Interest payable	709	602
FHLB borrowings	60,024	60,038
Other borrowings	9,375	10,313
Junior subordinated debentures	24,021	24,000
Other liabilities	8,304	8,595
Total liabilities	2,526,759	2,533,575
Stockholders’ Equity:
Common stock, $4 par value; authorized 18,000,000 shares; issued 13,248,323 and 13,231,225 shares in 2018 and 2017, respectively	54,993	54,925
Additional paid-in capital	165,012	163,603
Retained earnings	113,073	104,683
Deferred compensation	2,195	3,540
Accumulated other comprehensive loss	(8,519)	(2,304)
Less treasury stock at cost, 570,477 shares in 2018 and 2017	(16,167)	(16,483)
Total stockholders’ equity	310,587	307,964
Total liabilities and stockholders’ equity	$2,837,346	$2,841,539

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$21,007	$19,927
Interest on investment securities	4,081	4,040
Interest on certificates of deposit investments	9	25
Interest on federal funds sold	1	61
Interest on deposits with other financial institutions	60	129
Total interest income	25,158	24,182
Interest expense:
Interest on deposits	1,262	879
Interest on securities sold under agreements to repurchase	59	40
Interest on FHLB borrowings	275	151
Interest on other borrowings	108	123
Interest on subordinated debentures	259	217
Total interest expense	1,963	1,410
Net interest income	23,195	22,772
Provision for loan losses	1,055	1,722
Net interest income after provision for loan losses	22,140	21,050
Other income:
Trust revenues	1,077	930
Brokerage commissions	665	505
Insurance commissions	1,487	1,625
Service charges	1,635	1,712
Securities gains, net	20	—
Mortgage banking revenue, net	161	193
ATM / debit card revenue	1,604	1,568
Bank owned life insurance	276	281
Other	562	682
Total other income	7,487	7,496
Other expense:
Salaries and employee benefits	10,194	9,935
Net occupancy and equipment expense	3,273	3,133
Net other real estate owned expense	76	18
FDIC insurance	281	179
Amortization of intangible assets	505	547
Stationery and supplies	211	185
Legal and professional	1,137	831
Marketing and donations	354	294
Other	2,343	4,080
Total other expense	18,374	19,202
Income before income taxes	11,253	9,344
Income taxes	2,863	3,080
Net income	8,390	6,264
Per share data:
Basic net income per common share available to common stockholders	$0.66	$0.50
Diluted net income per common share available to common stockholders	$0.66	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2018	2017
Net income	$8,390	$6,264
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2,540 and $(2,037) for three months ended March 31, 2018 and 2017, respectively.	(6,221)	3,189
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) and $(11) for three months ended March 31, 2018 and 2017, respectively.	20	17
Less: reclassification adjustment for realized gains included in net income, net of taxes of $6 and $0 for three months ended March 31, 2018 and 2017, respectively.	(14)	—
Other comprehensive income (loss), net of taxes	(6,215)	3,206
Comprehensive income	$2,175	$9,470

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$8,390	$6,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,055	1,722
Depreciation, amortization and accretion, net	1,731	2,025
Change in cash surrender value of bank owned life insurance	(276)	(281)
Stock-based compensation expense	80	62
Gains on investment securities, net	(20)	—
Loss on sales of other real property owned, net	50	9
Loss on write down of fixed assets	1	—
Gains on sale of loans held for sale, net	(174)	(220)
Decrease in accrued interest receivable	650	767
Increase (decrease) in accrued interest payable	114	(44)
Origination of loans held for sale	(11,762)	(14,219)
Proceeds from sale of loans held for sale	11,652	14,036
Increase in other assets	(488)	(643)
(Decrease) increase in other liabilities	(291)	2,083
Net cash provided by operating activities	10,712	11,561
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	12,958
Proceeds from sales of securities available-for-sale	6,527	—
Proceeds from maturities of securities available-for-sale	12,754	15,617
Purchases of securities available-for-sale	(19,883)	(85,685)
Net (increase) decrease in loans	(38,223)	30,104
Purchases of premises and equipment	(234)	(503)
Proceeds from sales of other real property owned	792	173
Net cash used in investing activities	(38,267)	(27,336)
Cash flows from financing activities:
Net increase (decrease) in deposits	17,252	(358)
Decrease in repurchase agreements	(22,953)	(41,899)
Repayment from short-term debt	—	(4,000)
Repayment of long-term debt	(938)	(938)
Proceeds from issuance of common stock	150	318
Net cash used in financing activities	(6,489)	(46,877)
Decrease in cash and cash equivalents	(34,044)	(62,652)
Cash and cash equivalents at beginning of period	88,879	175,902
Cash and cash equivalents at end of period	$54,835	$113,250

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,856	$1,461
Income taxes	2,320	—
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	50	—
Net tax benefit related to option and deferred compensation plans	218	216

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2018 and 2017, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2018 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018. The Company operates as a one-segment entity for financial reporting purposes.

The 2017 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of it's common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the three ended March 31, 2018, the company sold no shares of common stock under the program. As of March 31, 2018, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

Agreement and Plan of Merger

On December 11, 2017, the Company and Project Hawks Merger Sub LLC (formerly known as Project Hawks Merger Sub Corp.), a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of January 18, 2018, the “Merger Agreement") with First BancTrust Corporation, a Delaware corporation (“First Bank”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Bank pursuant to a business combination whereby First Bank will merge with and into Merger Sub, with Merger Sub as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of First Bank issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by First Bank and shares held by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) converted into and become the right to receive, (a) $5.00 in cash and (b) 0.800 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain adjustments, all as set forth in the Merger Agreement. As of March 31, 2018, First Bank had total consolidated assets of $479.2 million, loans of $369.6 million and total deposits of $391.6 million.

Subsequently, the Merger closed on May 1, 2018. The Company issued an aggregate total of 1,643,900 shares of common stock at $37.32 per share and approximately $10,275,000, including cash in lieu of fractional shares. The accounting for the Merger is incomplete as the Company is still determining the fair value of assets acquired and liabilities assumed.

It is anticipated that First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), will be merged with and into the Company’s wholly owned bank subsidiary First Mid Bank later in 2018. At the time of the bank merger, First Bank & Trust’s banking offices will become branches of First Mid Bank.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 13,250 shares of restricted stock during 2018 and 15,250 and 18,391 restricted stock units during 2018 and 2017, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description of the revenue-generating activities that are within the scope of ASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

Trust revenues. The Company generates fee income from providing fiduciary services through its trust department. Fees are billed in arrears based upon the preceding period account balance. Revenue from the farm management department is recorded when service is complete, for example when crops are sold.

Brokerage commissions. The primary brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.

Insurance commissions. The Company’s insurance agency subsidiary, First Mid Insurance Group (“FMIG”), receives commissions on premiums of new and renewed business policies. FMIG records commission revenue on direct bill policies as the cash is received. For agency bill policies, FMIG retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the entire performance obligation is held by the carriers.

Service charges on deposits. The Company generates revenue from fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. The revenue related to deposit fees is recognized at the time the performance obligation is satisfied.

ATM/debit card revenue. The Company generates revenue through service charges on the use of its ATM machines and interchange income from the use of Company issued credit and debit cards. The revenue is recognized at the time the service is used and the performance obligation is satisfied.

Other income. Treasury management fees and lock box fees are received and recorded after the service performance obligation is completed. Merchant bank card fees are received from various vendors, however the performance obligation is with the vendors. The Company records gains on the sale of loans and the sale of OREO properties after the transactions are complete and transfer of ownership has occurred.

As each of the Company’s facilities is located in markets with similar economies, no disaggregation of revenue is necessary.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2018
Net unrealized losses on securities available-for-sale	$(11,418)	$—	$(11,418)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(253)	—	(253)
Securities with other-than-temporary impairment losses	—	(327)	(327)
Tax benefit	3,384	95	3,479
Balance at March 31, 2018	$(8,287)	$(232)	$(8,519)

December 31, 2017
Net unrealized losses on securities available-for-sale	$(2,619)	$—	$(2,619)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(281)	—	(281)
Securities with other-than-temporary impairment losses	—	(345)	(345)
Tax benefit	841	100	941
Balance at December 31, 2017	$(2,059)	$(245)	$(2,304)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income

	Three months ended March 31,
	2018	2017
Realized gains on available-for-sale securities	$20	$—	Securities gains, net
			(Total reclassified amount before tax)
	(6)	—	Income taxes
Total reclassifications out of accumulated other comprehensive income	$14	$—	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification ("ASU 2017-09"). In May 2017, FASB issued ASU 2017-09. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting under Topic 718. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied on a prospective basis to an award modified on or after adoption date. ASU 2017-09 did not have a significant impact on the Company's consolidated financial statement.

Accounting Standards Update 2017-08, Receivables-Nonrefundable Fees and Other Costs ("ASU 2017-08"). In March 2017, FASB issued ASU 2017-08. This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-08 early and there was not a significant impact on the Company's consolidated financial statements.

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

Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08"). In March 2016, the FASB issued ASU 2016-08 which amended the accounting guidance issued by the FASB in May 2014 that revised the criteria for determining when to recognize revenue from contracts with customers and expanded disclosure requirements. The amendment defers the effective date by one year. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams.

Accounting Standards Update 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, FASB issued ASU 2016-01 which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new guidance is effective for reporting periods after January 1, 2018 and did not have a significant impact on the Company's consolidated financial statements other than adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis. See Note 7 - Fair Value of Assets and Liabilities for further information regarding the valuation of these loans.

Pending New Accounting Guidance

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

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements. The committee has assigned roles and responsibilities, key tasks to complete, and has established a general timeline for implementation. The Company has also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13. The committee continues to evaluate and validate data resources and different loss methodologies. The committee is still evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$8,390,000	$6,264,000
Weighted average common shares outstanding	12,671,017	12,475,728
Basic earnings per common share	$0.66	$0.50
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$8,390,000	$6,264,000
Weighted average common shares outstanding	12,671,017	12,475,728
Dilutive potential common shares:
Assumed conversion of stock options	3,980	9,179
Restricted stock awarded	13,250	836
Assumed conversion of preferred stock	—	—
Dilutive potential common shares	17,230	10,015
Diluted weighted average common shares outstanding	12,688,247	12,485,743
Diluted earnings per common share	$0.66	$0.50

There were no shares not considered in computing diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$124,819	$—	$(3,734)	$121,085
Obligations of states and political subdivisions	161,424	1,029	(2,228)	160,225
Mortgage-backed securities: GSE residential	290,477	75	(6,715)	283,837
Trust preferred securities	2,849	—	(327)	2,522
Other securities	2,038	155	—	2,193
Total available-for-sale	$581,607	$1,259	$(13,004)	$569,862
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,358	$8	$(1,735)	$67,631

December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$115,796	$8	$(2,034)	$113,770
Obligations of states and political subdivisions	165,037	2,254	(1,025)	166,266
Mortgage-backed securities: GSE residential	295,778	493	(2,460)	293,811
Trust preferred securities	2,893	—	(345)	2,548
Other securities	2,039	145	—	2,184
Total available-for-sale	$581,543	$2,900	$(5,864)	$578,579
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,332	$103	$(978)	$68,457

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

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Gross gains	$20	$—
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2018 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,291	$37,794	$—	$—	$121,085
Obligations of state and political subdivisions	15,213	70,993	72,582	1,437	160,225
Mortgage-backed securities: GSE residential	8	108,417	—	175,412	283,837
Trust preferred securities	—	—	—	2,522	2,522
Other securities	—	2,001	—	192	2,193
Total available-for-sale investments	$98,512	$219,205	$72,582	$179,563	$569,862
Weighted average yield	2.31%	2.66%	3.05%	2.82%	2.70%
Full tax-equivalent yield	2.47%	3.01%	4.22%	2.83%	3.01%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,994	$29,364	$—	$—	$69,358
Weighted average yield	1.76%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2018.

Investment securities carried at approximately $496 million and $479 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,712	$(1,639)	$47,373	$(2,095)	$116,085	$(3,734)
Obligations of states and political subdivisions	66,996	(1,346)	14,901	(882)	81,897	(2,228)
Mortgage-backed securities: GSE residential	209,777	(3,924)	66,119	(2,791)	275,896	(6,715)
Trust preferred securities	—	—	2,522	(327)	2,522	(327)
Other securities	—	—	—	—	—	—
Total	$345,485	$(6,909)	$130,915	$(6,095)	$476,400	$(13,004)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,554	$(313)	$38,137	$(1,422)	$62,691	$(1,735)
December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,584	$(540)	$47,972	$(1,494)	$106,556	$(2,034)
Obligations of states and political subdivisions	42,618	(769)	9,267	(256)	51,885	(1,025)
Mortgage-backed securities: GSE residential	187,949	(1,942)	22,609	(518)	210,558	(2,460)
Trust preferred securities	—	—	2,548	(345)	2,548	(345)
Other securities	—	—	—	—	—	—
Total	$289,151	$(3,251)	$82,396	$(2,613)	$371,547	$(5,864)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,101	$(525)	$14,540	$(453)	$48,641	$(978)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2018 there were eleven available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,373,000 and unrealized losses of $2,095,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 , there were eleven available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,972,000 and unrealized losses of $1,494,000 in a continuous unrealized loss position for twelve months or more. At March 31, 2018 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $38,137,000 and unrealized losses of $1,422,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,540,000 and unrealized losses of $453,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2018 there were thirty-three obligations of states and political subdivisions with a fair value of $14,901,000 and unrealized losses of $882,000 in a continuous loss position for twelve months or more. At December 31, 2017, there were thirty-nine obligations of states and political subdivisions with a fair value of $9,267,000 and unrealized losses of $256,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2018 there were twenty-seven mortgage-backed securities with a fair value of $66,119,000 and unrealized losses of $2,791,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were twenty-six mortgage-backed securities with a fair value of $22,609,000 and unrealized losses of $518,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2018, there was one trust preferred security with a fair value of $2,522,000 and unrealized loss of $327,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there was one trust preferred security with a fair value of $2,548,000 and unrealized loss of $345,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2018 or 2017.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at March 31, 2018. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Fair Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$2,849	$2,522	$(327)	$(1,111)

Other securities. At March 31, 2018 and December 31, 2017, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2018 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, the Company’s investment in trust preferred security has experienced fair value deterioration due to credit losses but is not otherwise other-than-temporarily impaired. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands).

Accumulated Credit Losses
	March 31, 2018	March 31, 2017
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$1,111

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2018 and December 31, 2017 follows (in thousands):

	March 31, 2018	December 31, 2017
Construction and land development	$109,188	$107,721
Agricultural real estate	122,598	127,232
1-4 Family residential properties	290,567	294,483
Multifamily residential properties	61,049	61,966
Commercial real estate	702,023	684,639
Loans secured by real estate	1,285,425	1,276,041
Agricultural loans	74,282	86,602
Commercial and industrial loans	459,259	445,378
Consumer loans	29,107	30,070
All other loans	135,482	108,023
Total Gross loans	1,983,555	1,946,114
Less: Loans held for sale	1,309	1,025
	1,982,246	1,945,089
Less:
Net deferred loan fees, premiums and discounts	5,858	6,613
Allowance for loan losses	20,771	19,977
Net loans	$1,955,617	$1,918,499

Net loans increased $37.1 million as of March 31, 2018 compared to December 31, 2017. The increase was primarily due to increases in commercial real estate loans, commercial and industrial loans, and all other loans offset by seasonal declines in agricultural loans. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At March 31, 2018, the Company’s loan portfolio included $196.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $158.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $16.9 million from $213.8 million at December 31, 2017 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $12.5 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $118.4 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $187.4 million of loans to lessors of non-residential buildings, $131.3 million of loans to lessors of residential buildings and dwellings, and $97.8 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	936	(161)	177	103	—	1,055
Losses charged off	(237)	—	(103)	(136)	—	(476)
Recoveries	123	—	1	91	—	215
Balance, end of period	$17,368	$1,581	$961	$861	$—	$20,771
Ending balance:
Individually evaluated for impairment	$486	$5	$20	$—	$—	$511
Collectively evaluated for impairment	$16,877	$1,576	$941	$861	$—	$20,255
Acquired with deteriorated credit quality	$5	$—	$—	$—	$—	$5
Loans:
Individually evaluated for impairment	$11,592	$202	$1,115	$170	$—	$13,079
Collectively evaluated for impairment	1,417,379	196,173	311,163	39,650	$—	1,964,365
Acquired with deteriorated credit quality	253	—	—	—	$—	253
Ending balance	$1,429,224	$196,375	$312,278	$39,820	$—	$1,977,697

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	1,466	69	146	50	(9)	1,722
Losses charged off	(612)	—	(49)	(102)	—	(763)
Recoveries	16	1	7	110	—	134
Balance, end of period	$13,771	$2,319	$978	$751	$27	$17,846
Ending balance:
Individually evaluated for impairment	$316	$709	$44	$1	$—	$1,070
Collectively evaluated for impairment	$13,455	$1,610	$909	$750	$27	$16,751
Acquired with deteriorated credit quality	$—	$—	$25	$—	$—	$25
Loans:
Individually evaluated for impairment	$10,656	$1,173	$4,093	$301	$—	$16,223
Collectively evaluated for impairment	1,190,272	198,588	344,160	38,451	—	1,771,471
Acquired with deteriorated credit quality	3,820	—	4,148	—	—	7,968
Ending balance	$1,204,748	$199,761	$352,401	$38,752	$—	$1,795,662
Year ended December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of year	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Acquired with deteriorated credit quality	$9	$—	$—	$—	$—	$9
Loans:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	1,360,156	213,033	314,097	38,870	—	1,926,156
Acquired with deteriorated credit quality	259	—	—	—	—	259
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2018 and December 31, 2017 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$108,582	$107,140	$117,516	$120,767	$277,265	$282,441	$59,875	$60,954
Special Mention	449	454	3,591	4,829	4,081	2,654	470	476
Substandard	45	—	1,457	1,587	8,553	8,572	536	368
Doubtful	—	—	—	—	—	—	—	—
Total	$109,076	$107,594	$122,564	$127,183	$289,899	$293,667	$60,881	$61,798

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$665,007	$647,208	$72,019	$83,469	$448,416	$425,846	$28,358	$29,375
Special Mention	17,007	16,941	1,238	2,304	3,290	11,492	3	5
Substandard	17,128	17,608	1,085	858	6,985	6,925	423	369
Doubtful	—	—	—	—	—	—	—	—
Total	$699,142	$681,757	$74,342	$86,631	$458,691	$444,263	$28,784	$29,749

	All Other Loans		Total Loans
	2018	2017	2018	2017
Pass	$131,290	$103,339	$1,908,328	$1,860,539
Special Mention	3,028	3,520	33,157	42,675
Substandard	—	—	36,212	36,287
Doubtful	—	—	—	—
Total	$134,318	$106,859	$1,977,697	$1,939,501

The following table presents the Company’s loan portfolio aging analysis at March 31, 2018 and December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2018
Construction and land development	$205	$253	$45	$503	$108,573	$109,076	$—
Agricultural real estate	1,103	—	—	1,103	121,461	122,564	—
1-4 Family residential properties	2,289	244	1,481	4,014	285,885	289,899	—
Multifamily residential properties	—	—	—	—	60,881	60,881	—
Commercial real estate	1,036	260	2,116	3,412	695,730	699,142	—
Loans secured by real estate	4,633	757	3,642	9,032	1,272,530	1,281,562	—
Agricultural loans	369	10	158	537	73,805	74,342	—
Commercial and industrial loans	3,101	1,139	734	4,974	453,717	458,691	—
Consumer loans	96	93	12	201	28,583	28,784	—
All other loans	—	—	—	—	134,318	134,318	—
Total loans	$8,199	$1,999	$4,546	$14,744	$1,962,953	$1,977,697	$—
December 31, 2017
Construction and land development	$26	$48	$—	$74	$107,520	$107,594	$—
Agricultural real estate	—	—	396	396	126,787	127,183	—
1-4 Family residential properties	3,023	538	1,767	5,328	288,339	293,667	—
Multifamily residential properties	—	—	—	—	61,798	61,798	—
Commercial real estate	90	38	3,566	3,694	678,063	681,757	—
Loans secured by real estate	3,139	624	5,729	9,492	1,262,507	1,271,999	—
Agricultural loans	—	32	158	190	86,441	86,631	—
Commercial and industrial loans	192	3	770	965	443,298	444,263	—
Consumer loans	178	67	27	272	29,477	29,749	—
All other loans	—	—	—	—	106,859	106,859	—
Total loans	$3,509	$726	$6,684	$10,919	$1,928,582	$1,939,501	$—

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

The following tables present impaired loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	—	—	—	276	276	—
1-4 Family residential properties	1,095	1,467	20	1,026	1,347	25
Multifamily residential properties	307	307	—	313	313	—
Commercial real estate	5,732	5,732	470	5,544	5,565	531
Loans secured by real estate	7,134	7,506	490	7,159	7,501	556
Agricultural loans	201	986	5	212	1,009	2
Commercial and industrial loans	5,827	6,315	21	5,774	6,037	64
Consumer loans	170	170	—	200	200	1
Total loans	$13,332	$14,977	$516	$13,345	$14,747	$623
Loans without a specific allowance:
Construction and land development	$45	$45	$—	$—	$—	$—
Agricultural real estate	—	—	—	15	15	—
1-4 Family residential properties	2,743	2,800	—	2,239	2,664	—
Multifamily residential properties	—	—	—	55	55	—
Commercial real estate	163	248	—	303	368	—
Loans secured by real estate	2,951	3,093	—	2,612	3,102	—
Agricultural loans	736	203	—	545	—	—
Commercial and industrial loans	737	768	—	909	1,249	—
Consumer loans	113	144	—	102	119	—
Total loans	$4,537	$4,208	$—	$4,168	$4,470	$—
Total loans:
Construction and land development	$45	$45	$—	$—	$—	$—
Agricultural real estate	—	—	—	291	291	—
1-4 Family residential properties	3,838	4,267	20	3,265	4,011	25
Multifamily residential properties	307	307	—	368	368	—
Commercial real estate	5,895	5,980	470	5,847	5,933	531
Loans secured by real estate	10,085	10,599	490	9,771	10,603	556
Agricultural loans	937	1,189	5	757	1,009	2
Commercial and industrial loans	6,564	7,083	21	6,683	7,286	64
Consumer loans	283	314	—	302	319	1
Total loans	$17,869	$19,185	$516	$17,513	$19,217	$623

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	For the three months ended
	March 31, 2018		March 31, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$46	$—	$—	$—
Agricultural real estate	—	—	161	—
1-4 Family residential properties	3,891	8	2,100	11
Multifamily residential properties	308	—	4,155	43
Commercial real estate	5,993	3	13,434	—
Loans secured by real estate	10,238	11	19,850	54
Agricultural loans	885	—	1,398	—
Commercial and industrial loans	7,056	2	4,096	2
Consumer loans	294	—	406	—
Total loans	$18,473	$13	$25,750	$56

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at March 31, 2018 stated above that were still accruing was $730,000 of 1-4 Family residential properties, $249,000 of commercial real estate and $20,000 of commercial & industrial loans. The balance of loans modified in a troubled debt restructurings at March 31, 2017 included in the impaired loans stated above that were still accruing was $597,000 of 1-4 family residential properties, $3,407,000 of multifamily residential properties, $2,121,000 commercial real estate, $37,000 commercial and industrial loans, and $3,000 of consumer loans. For the three months ended March 31, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2018 and December 31, 2017 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2018	December 31, 2017
Construction and land development	$45	$—
Agricultural real estate	—	291
1-4 Family residential properties	3,108	2,687
Multifamily residential properties	307	368
Commercial real estate	5,646	5,596
Loans secured by real estate	9,106	8,942
Agricultural loans	937	757
Commercial and industrial loans	6,544	6,658
Consumer loans	283	302
Total loans	$16,870	$16,659

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $608,000 and $287,000 for the three months ended March 31, 2018 and 2017, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combination with First Clover Leaf during the third quarter of 2016. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial real estate	249	251
Commercial and industrial loans	4	8
Carrying amount	253	259
Allowance for loan losses	5	9
Carrying amount, net of allowance	$248	$250

As of September 8, 2016, the acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of March 31, 2018 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of March 31, 2018, there was one loan with a change in expected cash flows and as a result, approximately $5,000 of provision was recorded. As of December 31, 2017, there was one loan with a change in expected cash flows and as a result, approximately $9,000 of provision was recorded.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2018 and December 31, 2017 was $8.2 million and $8.9 million, respectively.  There was $32,000 and $37,000 in specific reserves established with respect to these loans as of March 31, 2018 and December 31, 2017, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2018 and December 31, 2017 (in thousands).

Troubled debt restructurings:	March 31, 2018	December 31, 2017
1-4 Family residential properties	943	874
Commercial real estate	1,362	1,376
Loans secured by real estate	2,305	2,250
Agricultural loans	734	757
Commercial and industrial loans	5,029	5,690
Consumer loans	170	201
Total	$8,238	$8,898
Performing troubled debt restructurings:
1-4 Family residential properties	730	$578
Commercial real estate	249	251
Loans secured by real estate	979	829
Commercial and industrial loans	20	25
Total	$999	$854

The decrease in TDRs during the period was was primarily due to loans that paid off. The following table presents loans modified as TDRs during the three months ended March 31, 2018 and 2017, as a result of various modified loan factors (in thousands):

	March 31, 2018			March 31, 2017
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	1	161	(b)	—	—
Total	1	$161		—	$—

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for three months ended March 31, 2018. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2017.

The balance of real estate owned includes $1,951,000 and $2,754,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2018 and December 31, 2017, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $938,000 and $404,000 at March 31, 2018 and December 31, 2017, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$63,910	$3,760	$63,910	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	19,862	11,893	19,862	11,473
Other intangibles	3,731	2,331	3,731	2,285
	$90,518	$20,999	$90,518	$20,533

As part of the acquisition of First Clover Leaf Bank, the Company acquired mortgage servicing rights valued at $1,069,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Beginning Balance	$844	$985
Mortgage servicing rights amortized	(39)	(141)
Ending Balance	$805	$844

Total amortization expense for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Core deposit intangibles	$420	$471
Other intangibles	46	46
Mortgage servicing rights	39	30
	$505	$547

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/18-03/31/18	$505
Estimated amortization expense:
For period 04/01/18-12/31/18	1,449
For year ended 12/31/19	1,778
For year ended 12/31/20	1,576
For year ended 12/31/21	1,304
For year ended 12/31/22	1,195
For year ended 12/31/23	1,098

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $132.4 million at March 31, 2018, a decrease of $23.0 million from $155.4 million at December 31, 2017. The decrease during the first three months of 2018 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.14%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2018	December 31, 2017
US Treasury securities and obligations of U.S. government corporations & agencies	$87,378	$100,895
Mortgage-backed securities: GSE: residential	45,057	54,493
Total	$132,435	$155,388

FHLB borrowings remained the same at $60 million at March 31, 2018 and December 31, 2017. At March 31, 2018 the advances were as follows:

•	$5 million advance with a 3-year maturity, at 1.30%, due May 7, 2018

•	$5 million advance with a 2-year maturity, at 0.99%, due June 21, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$5 million advance with a 2-year maturity, at 1.56%, due June, 28, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2018,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$121,085	$—	$121,085	$—
Obligations of states and political subdivisions	160,225	—	160,225	—
Mortgage-backed securities	283,837	—	283,837	—
Trust preferred securities	2,522	—	—	2,522
Other securities	2,193	192	2,001	—
Total available-for-sale securities	$569,862	$192	$567,148	$2,522
December 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$113,770	$—	$113,770	$—
Obligations of states and political subdivisions	166,266	—	166,266	—
Mortgage-backed securities	293,811	—	293,811	—
Trust preferred securities	2,548	—	—	2,548
Other securities	2,184	172	2,012	—
Total available-for-sale securities	$578,579	$172	$575,859	$2,548

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and three months ended March 31, 2018 and 2017 is summarized as follows (in thousands):

	Trust Preferred Securities
	Three months ended
	March 31, 2018	March 31, 2017
Beginning balance	$2,548	$1,652
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	—
Included in other comprehensive income (loss)	18	23
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(44)	(37)
Ending balance	$2,522	$1,638
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2018 was $3,996,000 and a fair value of $3,489,000 resulting in specific loss exposures of $507,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2018 was $1,951,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $24,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Impaired loans (collateral dependent)	$3,489	$—	$—	$3,489
Foreclosed assets held for sale	24	—	—	24
December 31, 2017
Impaired loans (collateral dependent)	$3,053	$—	$—	$3,053
Foreclosed assets held for sale	91	—	—	91

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

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,522	Discounted cash flow	Discount rate	11.7%
			Constant prepayment rate (1)	1.5%
			Cumulative projected prepayments	23.9%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.8%
Impaired loans (collateral dependent)	$3,489	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,548	Discounted cash flow	Discount rate	12.7%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.6%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.7%
Impaired loans (collateral dependent)	$3,053	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$91	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

Loans. For March 31, 2018, fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets
Cash and due from banks	$54,344	$54,344	$54,344	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,682	—	1,682	—
Available-for-sale securities	569,862	569,862	192	567,148	2,522
Held-to-maturity securities	69,358	67,631	—	67,631	—
Loans held for sale	1,309	1,309	—	1,309	—
Loans net of allowance for loan losses	1,955,617	1,887,726	—	—	1,887,726
Interest receivable	10,182	10,182	—	10,182	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	$2,291,891	$2,287,907	$—	$1,949,676	$338,231
Securities sold under agreements to repurchase	132,435	132,420	—	132,420	—
Interest payable	709	709	—	709	—
Federal Home Loan Bank borrowings	60,024	59,599	—	59,599	—
Other borrowings	9,375	9,375	—	9,375	—
Junior subordinated debentures	24,021	18,899	—	18,899	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$88,388	$88,388	$88,388	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,692	—	1,692	—
Available-for-sale securities	578,579	578,579	172	575,859	2,548
Held-to-maturity securities	69,332	68,457	—	68,457	—
Loans held for sale	1,025	1,025	—	1,025	—
Loans net of allowance for loan losses	1,918,499	1,899,678	—	—	1,899,678
Interest receivable	10,832	10,832	—	10,832	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	$2,274,639	$2,272,868	$—	$1,930,604	$342,264
Securities sold under agreements to repurchase	155,388	155,394	—	155,394	—
Interest payable	602	602	—	602	—
Federal Home Loan Bank borrowings	60,038	59,968	—	59,968	—
Other borrowings	10,313	10,313	—	10,313	—
Junior subordinated debentures	24,000	18,050	—	18,050	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2018 and 2017.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2017 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Subsequently, on May 1, 2018, the acquisition was completed.

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

Net income was $8,390,000 and $6,264,000 for the three months ended March 31, 2018 and 2017, respectively. Diluted net income per common share available to common stockholders was $0.66 and $0.50 for the three months ended March 31, 2018 and 2017.

The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2018 and 2017, compared to the performance ratios for the year ended December 31, 2017:

	Three months ended		Year ended
	March 31, 2018	March 31, 2017	December 31, 2017
Return on average assets	1.18%	0.88%	0.94%
Return on average common equity	10.86%	8.77%	8.92%
Average equity to average assets	10.91%	10.01%	10.59%

Total assets were $2.837 billion at March 31, 2018, compared to $2.842 billion as of December 31, 2017. From December 31, 2017 to March 31, 2018, cash and interest bearing deposits decreased $34.0 million, net loan balances increased $37.1 million and investment securities decreased $8.7 million. Net loan balances were $1.96 billion at March 31, 2018 compared to $1.92 billion at December 31, 2017.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.57% for the three months ended March 31, 2018, up from 3.50% for the same period in 2017. This increase was primarily due an increase in loan balances and higher yields on investments. Net interest income before the provision for loan losses was $23.2 million compared to net interest income of $22.8 million for the same period in 2017.

Total non-interest income of $7,487,000 decreased $9,000 or 0.1% from $7,496,000 for the same period last year. The decline was a result of insurance commissions that were $138,000 lower than last year primarily due to a decrease in contingency income, a decrease in deposit transaction service charges of $77,000 and a decline in other income of $120,000 primarily due to a decrease in loan late charges and closing fees. These declines were offset by increases in trust revenues $147,000, primarily due to an increase in revenue from defined contribution and other retirement accounts, and brokerage revenue of $160,000, primarily due to an increase in the number of brokerage accounts.

Total non-interest expense of $18.4 million decreased $828,000 or 4.3% from $19.2 million for the same period last year. This decrease was primarily due to costs of approximately $1.7 million associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017 offset by increases in costs during 2018 for salaries and benefits, occupancy and equipment, and legal fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2018 versus 2017
Three months ended March 31,
Net interest income	$423
Provision for loan losses	667
Other income, including securities transactions	(9)
Other expenses	828
Income taxes	217
Increase in net income	$2,126

Credit quality is an area of importance to the Company. Total nonperforming loans were $17.9 million at March 31, 2018, compared to $27.7 million at March 31, 2017 and $17.5 million at December 31, 2017. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.0 million at March 31, 2018 compared to $2.4 million at March 31, 2017 and $2.8 million at December 31, 2017. The Company’s provision for loan losses for the three months ended March 31, 2018 and 2017 was $1,055,000 and $1,722,000, respectively.  Total loans past due 30 days or more were 0.75% of loans at March 31, 2018 compared to 0.62% at March 31, 2017, and 0.56% of loans at December 31, 2017.  At March 31, 2018, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 64.7% of the loan portfolio as of March 31, 2018 and 65.6% as of December 31, 2017.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2018 and 2017 and December 31, 2017 was 12.17%, 12.07% and 11.83%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2018 and 2017 and December 31, 2017 was 13.07%, 12.89% and 12.70%, respectively. The increase in these ratios from December 31, 2017 was primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2018 and 2017 were $407 million and $471 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affect results, including insurance assessment rates. The Company expensed $253,000 and $152,000 for this assessment during the first three months of 2018 and 2017, respectively.

In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $28,000 and $27,000 during the first three months of 2018 and 2017 for this assessment, respectively.

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

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2018 and 2017 in the following table (dollars in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$14,160	$60	1.72%	$59,290	$129	0.88%
Federal funds sold	491	1	0.79%	35,103	61	0.70%
Certificates of deposit investments	1,685	9	2.12%	8,304	25	1.24%
Investment securities:
Taxable	487,504	2,881	2.36%	560,632	2,868	0.51%
Tax-exempt (1)	165,688	1,200	2.90%	165,491	1,172	0.71%
Loans (2)	1,956,156	21,007	4.36%	1,804,407	19,927	4.48%
Total earning assets	2,625,684	25,158	3.88%	2,633,227	24,182	3.72%
Cash and due from banks	50,529			55,492
Premises and equipment	38,062			40,230
Other assets	138,715			140,720
Allowance for loan losses	(20,406)			(17,198)
Total assets	$2,832,584			$2,852,471
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,074,627	$531	0.20%	$1,106,731	$369	0.14%
Savings deposits	364,152	137	0.15%	365,588	114	0.13%
Time deposits	337,679	594	0.71%	396,583	396	0.41%
Securities sold under agreements to repurchase	162,495	59	0.15%	160,670	40	0.10%
FHLB advances	67,789	275	1.65%	40,089	151	1.53%
Fed Funds Purchased	2,874	13	1.77%	142	—	1.01%
Junior subordinated debt	24,008	259	4.38%	23,924	217	3.67%
Other debt	10,302	95	3.75%	16,719	123	2.99%
Total interest-bearing liabilities	2,043,926	1,963	0.39%	2,110,446	1,410	0.27%
Non interest-bearing demand deposits	470,989			449,517
Other liabilities	8,705			6,904
Stockholders' equity	308,964			285,604
Total liabilities & equity	$2,832,584			$2,852,471
Net interest income		$23,195			$22,772
Net interest spread			3.49%			3.45%
Impact of non-interest bearing funds			0.08%			0.05%
Net yield on interest- earning assets			3.57%			3.50%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2018, compared to the same periods in 2017 (in thousands):

	Three months ended March 31, 2018 compared to 2017 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(69)	$(472)	$403
Federal funds sold	(60)	(110)	50
Certificates of deposit investments	(16)	(86)	70
Investment securities:
Taxable	13	(1,604)	1,617
Tax-exempt (2)	28	1	27
Loans (3)	1,080	4,103	(3,023)
Total interest income	976	1,832	(856)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	162	(74)	236
Savings deposits	23	(3)	26
Time deposits	198	(369)	567
Securities sold under agreements to repurchase	19	—	19
FHLB advances	124	111	13
Federal Funds Purchased	13	13	—
Junior subordinated debt	42	1	41
Other debt	(28)	(170)	142
Total interest expense	553	(491)	1,044
Net interest income	$423	$2,323	$(1,900)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $0.4 million, or 1.9%, to $23.2 million for the three months ended March 31, 2018, from $22.8 million for the same period in 2017. Net interest income increased due to higher interest rates offset by higher deposit costs. The net interest margin increased primarily due higher yields on loans and investments.

For the three months ended March 31, 2018, average earning assets decreased by $7.5 million, or 0.3%, and average interest-bearing liabilities decreased $66.5 million or 3.2%, compared with average balances for the same period in 2017.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $45.1 million or 76.1%.

•	Average federal funds sold decreased $34.6 million or 98.6%.

•	Average certificates of deposits investments decreased $6.6 million or 79.7%

•	Average loans increased by $151.7 million or 8.4%.

•	Average securities decreased by $72.9 million or 10.0%.

•	Average deposits decreased by $92.4 million or 4.9%.

•	Average securities sold under agreements to repurchase increased by $1.8 million or 1.1%.

•	Average borrowings and other debt increased by $24.1 million or 29.8%.

•	Net interest margin increased to 3.57% for the first three months of 2018 from 3.50% for the first three months of 2017.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt loans and securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 21% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.65% and 3.63% for the first three months of 2018 and 2017, respectively. The TE adjustments to net interest income for the three months ended March 31, 2018 and 2017 were $465,000 and $848,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2018 and 2017 was $1,055,000 and $1,722,000, respectively.  The decrease in provision expense was primarily due to a decrease in non-performing loans and net charge-offs. Net charge-offs were $261,000 for the three months ended March 31, 2018, compared to net charge offs of $629,000 for March 31, 2017.  Nonperforming loans were $17.9 million and $27.7 million as of March 31, 2018 and 2017, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change
Trust revenues	$1,077	$930	$147
Brokerage commissions	665	505	160
Insurance commissions	1,487	1,625	(138)
Service charges	1,635	1,712	(77)
Security gains, net	20	—	20
Mortgage banking revenue, net	161	193	(32)
ATM / debit card revenue	1,604	1,568	36
Bank Owned Life Insurance	276	281	(5)
Other	562	682	(120)
Total other income	$7,487	$7,496	$(9)

Following are explanations of the changes in these other income categories for the three months ended March 31, 2018 compared to the same period in 2017:

•
Trust revenues increased $147,000 or 15.8% to $1,077,000 from $930,000 primarily from an increase in revenue from defined contribution and other retirement accounts due to increases in the market value of the assets. Trust assets, at market value, were $984.0 million at March 31, 2018 compared to $853.5 million at March 31, 2017.

•	Revenues from brokerage increased $160,000 or 31.7% to $665,000 from $505,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $138,000 or 8.5% to $1,487,000 from $1,625,000 primarily due to a decrease in commissions and contingency income received from carriers based on claims experience during 2018 compared to 2017.

•	Fees from service charges decreased $77,000 or 4.5% to $1,635,000 from $1,712,000 primarily due to a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended March 31, 2018 resulted in net securities gains of $20,000 compared to $0 during the three months ended March 31, 2017.

•	Mortgage banking income decreased $32,000 or 16.6% to $161,000 from $193,000. Loans sold balances were as follows:

•	$11.5 million (representing 86 loans) for the three months ended March 31, 2018

•	$13.8 million (representing 103 loans) for the three months ended March 31, 2017

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $36,000 or 2.3% to $1,604,000 from $1,568,000 due to an increase in electronic transactions.

•	Bank owned life insurance income decreased $5,000 or 1.8%.

•	Other income decreased $120,000 or 17.6% to $562,000 from $682,000 primarily due to a decline in loan late charges and closing fees resulting from less loan transaction activity.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change
Salaries and employee benefits	$10,194	$9,935	$259
Net occupancy and equipment expense	3,273	3,133	140
Net other real estate owned expense (income)	76	18	58
FDIC insurance	281	179	102
Amortization of intangible assets	505	547	(42)
Stationery and supplies	211	185	26
Legal and professional	1,137	831	306
Marketing and donations	354	294	60
Other operating expenses	2,343	4,080	(1,737)
Total other expense	$18,374	$19,202	$(828)

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2018 compared to the same period in 2017:

•
Salaries and employee benefits, the largest component of other expense, increased $259,000 or 2.6% to $10,194,000 from $9,935,000.  The increase is primarily due to merit increases in 2018 for continuing employees during the first quarter of 2018. There were 591 and 590 full-time equivalent employees at March 31, 2018 and 2017, respectively.

•
Occupancy and equipment expense increased $140,000 or 4.5% to $3,273,000 from $3,133,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance.

•	Net other real estate owned expense increased $58,000 or 322.2% to $76,000 from $18,000. The increase in 2018 was primarily due to losses on properties sold during 2018.

•
Expense for amortization of intangible assets decreased $42,000 or 7.7% to $505,000 from $547,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease in 2018 was due to less amortization expense for core deposit intangibles in 2018 compared to 2017.

•
Other operating expenses decreased $1,737,000 or 42.6% to $2,343,000 in 2018 from $4,080,000 in 2017 primarily due costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $494,000 or 33.2% to $1,983,000 in 2018 from $1,489,000 in 2017.  The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisition of First Bank and an increase in FDIC insurance assessments due to an increase in rates and total assets.

Income Taxes

Total income tax expense amounted to $2.9 million (25.4% effective tax rate) for the three months ended March 31, 2018, compared to $3.1 million (33.0% effective tax rate) for the same period in 2017. The decline in effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to a change in the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018 following the enactment of certain tax reforms through the Tax Cuts and Jobs Act, offset by an increase in State of Illinois tax rate from 7.75% to 9.50% beginning July 1, 2017.

The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,177	2.12%	$185,128	1.98%
Obligations of states and political subdivisions	161,424	2.96%	165,037	2.86%
Mortgage-backed securities: GSE residential	290,477	2.74%	295,778	2.59%
Trust preferred securities	2,849	3.03%	2,893	2.15%
Other securities	2,038	3.28%	2,039	2.50%
Total securities	$650,965	2.61%	$650,875	2.55%

At March 31, 2018, the Company’s investment portfolio increased by $90,000 from December 31, 2017.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2018 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2018 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$124,819	$121,085	$—	$121,085	$—	$—	$—	$—
Obligations of state and political subdivisions	161,424	160,225	10,670	98,533	49,866	—	—	1,156
Mortgage-backed securities (2)	290,477	283,837	—	—	—	—	—	283,837
Trust preferred securities	2,849	2,522	—	—	—	—	2,522	—
Other securities	2,038	2,193	—	—	—	2,001	—	192
Total available-for-sale	$581,607	$569,862	$10,670	$219,618	$49,866	$2,001	$2,522	$285,185
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,358	$67,631	$—	$67,631	$—	$—	$—	$—

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding the trust preferred security as of March 31, 2018:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$2,849,000
Fair value	$2,522,000
Unrealized gains/(losses)	$(327,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	CCC
Number of performing banks	35
Number of issuers in default	8
Number of issuers in deferral	1
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	13.7%
Remaining collateral	$334,542,000
Actual defaults & deferrals as a % of remaining collateral	14.8%
Expected defaults & deferrals as a % of remaining collateral	39.3%
Estimated incremental defaults required to break yield	$57,317,000
Performing collateral	$285,042,000
Current balance of class	$34,156,000
Subordination	$256,072,000
Excess subordination	$21,380,000
Excess subordination as a % of remaining performing collateral	7.5%
Discount rate (1)	3.47%-4.18%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at March 31, 2018 and December 31, 2017.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	% Outstanding Loans	December 31, 2017	% Outstanding Loans
Construction and land development	$109,076	5.5%	$107,594	5.5%
Agricultural real estate	122,564	6.2%	127,183	6.6%
1-4 Family residential properties	289,899	14.7%	293,667	15.1%
Multifamily residential properties	60,881	3.1%	61,798	3.2%
Commercial real estate	699,142	35.2%	681,757	35.2%
Loans secured by real estate	1,281,562	64.7%	1,271,999	65.6%
Agricultural loans	74,342	3.8%	86,631	4.5%
Commercial and industrial loans	458,691	23.2%	444,263	22.9%
Consumer loans	28,784	1.5%	29,749	1.5%
All other loans	134,318	6.8%	106,859	5.5%
Total loans	$1,977,697	100.0%	$1,939,501	100.0%

Overall loan balances increased $38.2 million, or 1.97%.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,309,000 and $1,025,000 as of March 31, 2018 and December 31, 2017, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	558,952	28.3%	543,938	28.0%
Sullivan region	162,666	8.2%	167,977	8.7%
Decatur region	380,321	19.2%	378,867	19.5%
Peoria region	188,584	9.5%	189,639	9.8%
Highland region	559,248	28.3%	525,983	27.1%
Southern region	127,926	6.5%	133,097	6.9%
Total all regions	$1,977,697	100.0%	$1,939,501	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2018 and 2017, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2018 and December 31, 2017, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$158,333	8.01%	$170,758	8.80%
Lessors of non-residential buildings	187,388	9.48%	185,967	9.59%
Lessors of residential buildings & dwellings	131,262	6.64%	131,756	6.79%
Hotels and motels	118,369	5.99%	131,702	6.79%
Other Gambling Industries	97,801	4.95%	95,713	4.93%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2018, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$92,451	$7,200	$9,425	$109,076
Agricultural real estate	9,230	44,568	68,766	122,564
1-4 Family residential properties	21,910	72,130	195,859	289,899
Multifamily residential properties	2,950	49,802	8,129	60,881
Commercial real estate	54,328	292,562	352,252	699,142
Loans secured by real estate	180,869	466,262	634,431	1,281,562
Agricultural loans	49,689	22,317	2,336	74,342
Commercial and industrial loans	158,127	258,403	42,161	458,691
Consumer loans	4,716	22,234	1,834	28,784
All other loans	23,873	36,909	73,536	134,318
Total loans	$417,274	$806,125	$754,298	$1,977,697

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2018, loans with maturities over one year consisted of approximately $1.3 billion in fixed rate loans and approximately $309 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual loans	$16,870	$16,659
Restructured loans which are performing in accordance with revised terms	999	854
Total nonperforming loans	17,869	17,513
Repossessed assets	1,980	2,834
Total nonperforming loans and repossessed assets	$19,849	$20,347
Nonperforming loans to loans, before allowance for loan losses	0.90%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.00%	1.05%

The $211,000 increase in nonaccrual loans during 2018 resulted from the net of $2,225,000 of loans put on nonaccrual status offset by $1,771,000 of loans becoming current or paid-off, $50,000 of loans transferred to other real estate and $193,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$45	0.3%	$—	—%
Agricultural real estate	—	—%	291	1.7%
1-4 Family residential properties	3,108	18.4%	2,687	16.1%
Multifamily Residential properties	307	1.8%	368	2.2%
Commercial real estate	5,646	33.4%	5,596	33.6%
Loans secured by real estate	9,106	53.9%	8,942	53.6%
Agricultural loans	937	5.6%	757	4.5%
Commercial and industrial loans	6,544	38.8%	6,658	40.1%
Consumer loans	283	1.7%	302	1.8%
Total loans	$16,870	100.0%	$16,659	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $608,000 and $287,000 for the three months ended March 31, 2018 and 2017, respectively.

The $854,000 decrease in repossessed assets during the first three months of 2018 resulted from the net of $50,000 of additional assets repossessed and $904,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,781	89.9%	$1,781	62.7%
1-4 family residential properties	170	8.6%	413	14.6%
Commercial real estate	—	—%	560	19.8%
Total real estate	1,951	98.5%	2,754	97.1%
Commercial & industrial loans	—	—%	44	1.6%
Consumer loans	29	1.5%	36	1.3%
Total repossessed collateral	$1,980	100.0%	$2,834	100.0%

Repossessed assets sold during the first three months of 2018 resulted in net losses of $50,000, of which $61,000 of net losses was related to real estate asset sales and $11,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2017 resulted in net gains of $4,000, all of $9,000 of net losses was related to real estate asset sales and $13,000 of net gains was related to other repossessed assets.

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

Management reviews economic factors including the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2018, the Company’s loan portfolio included $196.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $158.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $16.9 million from $213.8 million at December 31, 2017 while loans concentrated in other grain farming decreased $12.5 million from $170.8 million at December 31, 2017.

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

In addition, the Company has $118.4 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $187.4 million of loans to lessors of non-residential buildings, $131.3 million of loans to lessors of residential buildings and dwellings, and $97.8 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of March 31, 2018 and 2017, and of changes in the allowance for the three month periods ended March 31, 2018 and 2017, is as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Average loans outstanding, net of unearned income	$1,956,156	$1,804,407
Allowance-beginning of period	19,977	16,753
Charge-offs:
Real estate-mortgage	192	189
Commercial, financial & agricultural	148	472
Installment	40	22
Other	96	80
Total charge-offs	476	763
Recoveries:
Real estate-mortgage	1	10
Commercial, financial & agricultural	123	14
Installment	24	4
Other	67	106
Total recoveries	215	134
Net charge-offs (recoveries)	261	629
Provision for loan losses	1,055	1,722
Allowance-end of period	$20,771	$17,846
Ratio of annualized net charge-offs to average loans	0.05%	0.14%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.05%	0.99%
Ratio of allowance for loan losses to nonperforming loans	116%	65%

The ratio of allowance for loan losses to loans outstanding was 1.05% as of March 31, 2018 compared to 0.99% as of March 31, 2017. The ratio of the allowance for loan losses to nonperforming loans is 116% as of March 31, 2018 compared to 65% as of March 31, 2017.  The increase in this ratio is primarily due to an increase in loan balances and the decrease in nonperforming loans to $17.9 million at March 31, 2018 from $27.7 million at March 31, 2017.

During the first three months of 2018, the Company had net charge-offs of $261,000 compared to net charge-offs of $629,000 in 2017. During the first three months of 2018, there was a significant charge off of two commercial loans to a single borrower of $126,000. During the first three months of 2017, there was one significant charge off of a commercial real estate loan to a single borrower of $122,000, and charge offs of five commercial operating loans to two borrowers of $463,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017 (dollars in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$470,989	—%	$449,517	—%	$438,575	—%
Interest-bearing	1,074,627	0.20%	1,106,731	0.14%	1,119,835	0.16%
Savings	364,152	0.15%	365,588	0.13%	367,261	0.13%
Time deposits	337,679	0.71%	396,583	0.40%	348,278	0.49%
Total average deposits	$2,247,447	0.23%	$2,318,419	0.15%	$2,273,949	0.18%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017	Year ended December 31, 2016
High month-end balances of total deposits	$2,291,891	$2,331,084	$2,331,084
Low month-end balances of total deposits	2,208,941	2,299,288	2,217,477

During the first three months of 2018, the average balance of deposits decreased by $26.5 million from the average balance for the year ended December 31, 2017. Average non-interest bearing deposits increased by $32.4 million, average interest bearing balances decreased by $45.2 million, savings account balances decreased $3.1 million and balances of time deposits decreased $10.6 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
3 months or less	$36,631	$31,467
Over 3 through 6 months	25,546	34,194
Over 6 through 12 months	55,668	54,607
Over 12 months	51,067	46,805
Total	$168,912	$167,073

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2018 and December 31, 2017 is presented below (dollars in thousands):

	March 31, 2018	December 31, 2017
Securities sold under agreements to repurchase	$132,435	$155,388
Fed funds	—	—
Federal Home Loan Bank advances:
FHLB-Overnight	—	—
Fixed term – due in one year or less	—	—
Fixed term – due after one year	60,024	60,038
Debt:
Debt due in one year or less	—	—
Debt due after one year	9,375	10,313
Junior subordinated debentures	24,021	24,000
Total	$225,855	$249,739
Average interest rate at end of period	1.67%	1.00%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$178,587	$163,626
Federal funds purchased	11,750	20,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	30,000
Fixed term – due in one year or less	25,000	5,000
Fixed term – due after one year	60,033	60,061
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	10,313	14,063
Junior subordinated debentures	24,021	24,000
Averages for the period (YTD):
Securities sold under agreements to repurchase	$162,495	$144,674
Federal funds purchased	2,874	3,996
Federal Home Loan Bank advances:
FHLB-overnight	7,756	8,598
Fixed term – due in one year or less	—	2,356
Fixed term – due after one year	60,033	46,452
Debt:
Loans due in one year or less	—	658
Loans due after one year	10,302	12,632
Junior subordinated debentures	24,008	23,956
Total	$267,468	$243,322
Average interest rate during the period	1.05%	1.02%

Securities sold under agreements to repurchase decreased $23.0 million during the first three months of 2018 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At March 31, 2018 the fixed term advances consisted of $60 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of March 31, 2018. This loan was renewed on April 13, 2018 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.93% at March 31, 2018). The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at March 31, 2018 and 2017 and December 31, 2017.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. This credit agreement was amended and restated on April 13, 2018. The interest rate is floating at 2.25% over the federal funds rate (3.93% at March 31, 2018) and interest and principal payments are due quarterly. As of March 31, 2018, the balance due was $9.4 million. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf. The Company and First Mid Bank were in compliance with the then existing covenants at March 31, 2018 and December 31, 2017.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (4.57% and 4.21% at March 31, 2018 and December 31, 2017), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 3.73% and 3.19% at March 31, 2018 and December 31, 2017, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.98% and 3.44% at March 31, 2018 and December 31, 2017, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (3.82% and 3.29% at March 31, 2018 and December 31, 2017, respectively) and resets quarterly.

The trust preferred securities issued by Trust I, Trust II, CLST I and FBTCST I are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2018 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$15,621	$—	$—	$—	$—	$—	$15,621	$15,621
Certificates of deposit investments	—	735	950	—	—	—	1,685	1,682
Taxable investment securities	192	—	11,883	30,883	24,602	411,435	478,995	477,268
Nontaxable investment securities	—	225	1,622	3,601	1,557	153,220	160,225	160,225
Loans	773,363	273,691	257,796	300,367	241,953	130,527	1,977,697	1,909,391
Total	$789,176	$274,651	$272,251	$334,851	$268,112	$695,182	$2,634,223	$2,564,187
Interest-bearing liabilities:
Savings and NOW accounts	$270,576	$93,324	$93,324	$93,324	$93,324	$438,481	$1,082,353	$1,082,353
Money market accounts	284,749	16,466	16,466	16,466	16,466	38,407	389,020	389,020
Other time deposits	215,769	70,797	28,120	15,251	11,170	1,108	342,215	338,231
Short-term borrowings/debt	132,435	—	—	—	—	—	132,435	132,420
Long-term borrowings/debt	58,420	10,000	15,000	5,000	5,000	—	93,420	87,873
Total	$961,949	$190,587	$152,910	$130,041	$125,960	$477,996	$2,039,443	$2,029,897
Rate sensitive assets – rate sensitive liabilities	$(172,773)	$84,064	$119,341	$204,810	$142,152	$217,186	$594,780
Cumulative GAP	(172,773)	(88,709)	30,632	235,442	377,594	594,780
Cumulative amounts as % of total Rate sensitive assets	(6.6)%	3.2%	4.5%	7.8%	5.4%	8.2%
Cumulative Ratio	(6.6)%	(3.4)%	1.2%	8.9%	14.3%	22.6%

The static GAP analysis shows that at March 31, 2018, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2018, the Company’s stockholders' equity increased $3 million, or 1%, to $311 million from $308 million as of December 31, 2017. During the first three months of 2018, net income contributed $8.4 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $6.2 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2018 and December 31, 2017, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to risk-weighted assets)
Company	$299,258	13.07%	$226,062	> 9.875%	N/A	N/A
First Mid Bank	286,505	12.57	225,168	> 9.875	$228,019	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	278,487	12.17	180,277	> 7.875	N/A	N/A
First Mid Bank	265,734	11.65	179,565	> 7.875	182,415	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	254,487	11.12	145,939	> 6.375	N/A	N/A
First Mid Bank	265,734	11.65	145,362	> 6.375	148,212	> 6.50
Tier 1 Capital (to average assets)
Company	278,487	10.06	110,677	> 4.00	N/A	N/A
First Mid Bank	265,734	9.63	110,366	> 4.00	137,957	> 5.00
December 31, 2017
Total Capital (to risk-weighted assets)
Company	$290,843	12.70%	$211,848	> 9.25%	N/A	N/A
First Mid Bank	282,621	12.39	211,064	> 9.25	$228,177	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	270,866	11.83	166,043	> 7.25	N/A	N/A
First Mid Bank	262,644	11.51	165,428	> 7.25	182,542	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	246,866	10.78	131,690	> 5.75	N/A	N/A
First Mid Bank	262,644	11.51	131,202	> 5.75	148,315	> 6.50
Tier 1 Capital (to average assets)
Company	270,866	9.91	109,381	> 4.00	N/A	N/A
First Mid Bank	262,644	9.63	109,113	> 4.00	136,392	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2018 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2018, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  There were no stock options granted in 2017 or 2016.  The Company awarded 13,250 restricted stock awards during 2018 and 15,250 and 18,391 as stock unit awards during 2018 and 2017, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.

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

During the three months ended March 31, 2018, the Company did not repurchase any shares. Since 1998, the Company has repurchased a total of 2,063,727 shares at a total price of approximately $70.3 million.  As of March 31, 2018, the Company is authorized per all repurchase programs to purchase $6.4 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2018, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2018, the excess collateral at the FHLB would support approximately $127.0 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2018, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 13, 2018 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2018 and 2017 and December 31, 2017.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$342,215	$215,769	$98,917	$26,421	$1,108
Debt	33,995	3,750	5,625	—	24,620
Other borrowings	192,435	157,435	25,000	10,000	—
Operating leases	42,595	2,536	4,050	3,493	32,516
Supplemental retirement	581	100	131	100	250
	$611,821	$379,590	$133,723	$40,014	$58,494

For the three months ended March 31, 2018, net cash of $10.7 million was provided from operating activities and $38.3 million and $6.5 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $34.0 million since year-end 2017.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Unused commitments and lines of credit:
Commercial real estate	$41,511	$73,268
Commercial operating	246,337	223,960
Home equity	37,784	38,318
Other	72,848	69,333
Total	$398,480	$404,879
Standby letters of credit	$8,713	$10,626

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2017.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

On February 13, 2018, an alleged class action complaint was filed by a purported stockholder of First Bank in the United States District Court for the District of Delaware captioned Parshall v. First BancTrust Corporation (Case No. 1:18-cv-00218) against the Company, Merger Sub, First Bank and members of First Bank’s board of directors (the “Lawsuit”). The Lawsuit related to the Agreement and Plan of Merger, dated as of December 11, 2017 (as amended by the First Amendment to Agreement and Plan of Merger entered into as of January 18, 2018), among the Company, Merger Sub and First Bank and the merger contemplated thereby (the “Merger”). Among other things, the Lawsuit alleged that the Registration Statement on Form S-4 filed with the SEC by the Company on January 22, 2018 failed to disclose allegedly material information relating to the Company’s and First Bank’s financial projections, the analyses performed by First Bank’s financial advisor, and alleged potential conflicts of interest of First Bank’s officers, directors and financial advisor.  The plaintiff sought, among other relief, to enjoin the Merger from proceeding. The Company believes that the factual allegations in the Lawsuit were without merit.

On March 9, 2018, in order to moot plaintiff’s disclosure claims, reduce the expenses, burdens, risks and uncertainties inherent in litigation and avoid the risk of delaying or adversely affecting the Merger, in exchange for the plaintiff agreeing to withdraw the Lawsuit and dismiss his claims with prejudice, the Company and First Bank made additional supplemental disclosures to the proxy statement/prospectus related to the Merger that was first mailed to stockholders of First Bank on or about February 9, 2018. The agreement between the parties did not release or otherwise prejudice any potential claims of any member of the putative class other than the plaintiff and did not constitute any admission by any of the defendants as to the merits of any claims. In addition, in connection with the mootness of the disclosure claims, the parties contemplate that plaintiff’s counsel will seek an award of attorneys’ fees and expenses.

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is a type common to our industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
2.1
First Amendment to Agreement and Plan of Merger by and among First Mid-Illinois Bancshares, Inc., Project Hawks Merger Sub LLC (formerly known as Project Hawks Merger Sub Corp.) and First BancTruct Corporation, dated January 18, 2018 (incorporated by reference to Exhibit 2.1 to First Mid-Illinois Bancshares, Inc.'s current report on Form 8-K filed with the SEC on January 19, 2018).

3.1
Amendment to Restated Certificate of Incorporation, dated April 26, 2018 (incorporated by reference to Exhibit 3.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 26, 2018)

3.2
Restated Certificate of Incorporation, dated April 26, 2018(incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 26, 2018)

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on January 29, 2018)

10.2
Form of Stock Unit/Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on January 29, 2018)

10.3
Fifth Amended and Restated Credit Agreement by and between First Mid-Illinois Bancshares, Inc. and The Northern Trust Company, dated as of April 13, 2018 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 13, 2018)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  May 4, 2018

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer