Form 10-Q
period 2018-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2018-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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

As of August 6, 2018, 15,290,146 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks:
Non-interest bearing	$46,917	$75,398
Interest bearing	37,963	12,990
Federal funds sold	695	491
Cash and cash equivalents	85,575	88,879
Certificates of deposit investments	2,930	1,685
Investment securities:
Available-for-sale, at fair value	616,303	578,579
Held-to-maturity, at amortized cost (estimated fair value of $67,525 and $68,457 at June 30, 2018 and December 31, 2017, respectively)	69,383	69,332
Loans held for sale	2,454	1,025
Loans	2,374,229	1,938,476
Less allowance for loan losses	(22,045)	(19,977)
Net loans	2,352,184	1,918,499
Interest receivable	12,612	10,832
Other real estate owned	2,440	2,754
Premises and equipment, net	47,003	38,266
Goodwill, net	87,504	60,150
Intangible assets, net	15,114	10,679
Bank owned life insurance	51,101	41,883
Other assets	24,870	18,976
Total assets	$3,369,473	$2,841,539
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$526,117	$480,283
Interest bearing	2,144,747	1,794,356
Total deposits	2,670,864	2,274,639
Securities sold under agreements to repurchase	141,662	155,388
Interest payable	1,145	602
FHLB borrowings	95,708	60,038
Other borrowings	9,375	10,313
Junior subordinated debentures	28,792	24,000
Other liabilities	10,601	8,595
Total liabilities	2,958,147	2,533,575
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 15,858,211 and 13,231,225 shares in 2018 and 2017, respectively	65,433	54,925
Additional paid-in capital	250,433	163,603
Retained earnings	118,721	104,683
Deferred compensation	2,403	3,540
Accumulated other comprehensive loss	(9,274)	(2,304)
Less treasury stock at cost, 573,065 shares in 2018 and 570,477 shares in 2017	(16,390)	(16,483)
Total stockholders’ equity	411,326	307,964
Total liabilities and stockholders’ equity	$3,369,473	$2,841,539

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$25,362	$21,025	$46,369	$40,952
Interest on investment securities	4,679	4,366	8,760	8,406
Interest on certificates of deposit investments	12	7	21	32
Interest on federal funds sold	1	—	2	61
Interest on deposits with other financial institutions	77	48	137	177
Total interest income	30,131	25,446	55,289	49,628
Interest expense:
Interest on deposits	1,670	933	2,932	1,812
Interest on securities sold under agreements to repurchase	65	46	124	86
Interest on FHLB borrowings	475	168	750	319
Interest on other borrowings	118	119	226	242
Interest on subordinated debentures	349	227	608	444
Total interest expense	2,677	1,493	4,640	2,903
Net interest income	27,454	23,953	50,649	46,725
Provision for loan losses	1,877	1,840	2,932	3,562
Net interest income after provision for loan losses	25,577	22,113	47,717	43,163
Other income:
Trust revenues	938	841	2,015	1,771
Brokerage commissions	661	509	1,326	1,014
Insurance commissions	838	853	2,325	2,478
Service charges	1,803	1,690	3,438	3,402
Securities gains, net	881	335	901	335
Mortgage banking revenue, net	410	335	571	528
ATM / debit card revenue	1,860	1,665	3,464	3,233
Bank owned life insurance	315	282	591	563
Other	655	1,459	1,217	2,141
Total other income	8,361	7,969	15,848	15,465
Other expense:
Salaries and employee benefits	11,057	10,102	21,251	20,037
Net occupancy and equipment expense	3,505	3,116	6,778	6,249
Net other real estate owned expense	7	127	83	145
FDIC insurance	285	290	566	469
Amortization of intangible assets	716	559	1,221	1,106
Stationery and supplies	186	186	397	371
Legal and professional	1,717	894	2,854	1,725
Marketing and donations	431	277	785	571
Other	2,892	2,404	5,235	6,484
Total other expense	20,796	17,955	39,170	37,157
Income before income taxes	13,142	12,127	24,395	21,471
Income taxes	3,105	3,927	5,968	7,007
Net income	10,037	8,200	18,427	14,464
Per share data:
Basic net income per common share available to common stockholders	$0.72	$0.66	$1.38	$1.16
Diluted net income per common share available to common stockholders	$0.72	$0.66	$1.38	$1.16
Cash dividends declared per common share	$0.34	$0.32	$0.34	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$10,037	$8,200	$18,427	$14,464
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $64 and $(3,444) for three months ended June 30, 2018 and 2017, respectively and $2,605 and $(5,481) for six months ended June 30, 2018 and 2017, respectively.	(150)	5,391	(6,370)	8,580
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) and $(11) for three months ended June 30, 2018 and 2017, respectively and $(17) and $(22) for six months ended June 30, 2018 and 2017, respectively.	21	17	40	34
Less: reclassification adjustment for realized gains included in net income, net of taxes of $255 and $131 for three months ended June 30, 2018 and 2017, respectively and $261 and $131 for six months ended June 30, 2018 and 2017, respectively.	(626)	(204)	(640)	(204)
Other comprehensive income (loss), net of taxes	(755)	5,204	(6,970)	8,410
Comprehensive income	$9,282	$13,404	$11,457	$22,874

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$18,427	$14,464
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,932	3,562
Depreciation, amortization and accretion, net	3,478	4,124
Change in cash surrender value of bank owned life insurance	(591)	(563)
Stock-based compensation expense	160	129
Gains on investment securities, net	(901)	(335)
Loss on sales of repossessed assets, net	11	30
Loss on write down of premises and equipment	1	1
Gains on sale of loans held for sale, net	(462)	(507)
Increase in accrued interest receivable	549	933
Increase (decrease) in accrued interest payable	216	(19)
Origination of loans held for sale	(27,596)	(32,256)
Proceeds from sale of loans held for sale	26,629	32,006
Decrease (increase) in other assets	1,435	(2,353)
(Decrease) increase in other liabilities	(6,242)	5,269
Net cash provided by operating activities	18,046	24,485
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	12,958
Proceeds from sales of securities available-for-sale	13,152	28,140
Proceeds from maturities of securities available-for-sale	25,950	31,105
Purchases of securities available-for-sale	(28,260)	(109,166)
Net increase in loans	(73,973)	(6,162)
Purchases of premises and equipment	(753)	(741)
Proceeds from sales of other real property owned	1,040	5,068
Net cash provided by acquisition	10,323	—
Net cash used in investing activities	(52,521)	(38,798)
Cash flows from financing activities:
Net increase (decrease) in deposits	10,601	(40,481)
Decrease in repurchase agreements	(13,726)	(43,352)
Proceeds from FHLB advances	15,000	10,000
Repayment of FHLB advances	(10,000)	(5,000)
Repayment from short-term debt	—	(5,875)
Repayment of long-term debt	(938)	—
Proceeds from issuance of common stock	36,263	475
Direct expenses related to capital transactions	(2,078)	—
Purchase of treasury stock	(95)	—
Dividends paid on common stock	(3,856)	(3,467)
Net cash provided by (used in) financing activities	31,171	(87,700)
Decrease in cash and cash equivalents	(3,304)	(102,013)
Cash and cash equivalents at beginning of period	88,879	175,902
Cash and cash equivalents at end of period	$85,575	$73,889

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2018	2017

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,097	$2,936
Income taxes	5,020	4,198
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	214	5,171
Dividends reinvested in common stock	533	527
Net tax benefit related to option and deferred compensation plans	161	216
Supplemental disclosure of purchase of capital stock of First Bank
Fair value of assets acquired	$501,285	$—
Consideration paid:
Cash paid	10,275	—
Common stock issued	61,350	—
Total consideration paid	71,625	—
Fair value of liabilities assumed	$429,660	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), formerly known as First Mid-Illinois Bank & Trust, N.A., First Bank & Trust, IL ("First Bank & Trust"), First Mid Wealth Management, Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2018 and 2017, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2018 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018. The Company operates as a one-segment entity for financial reporting purposes.

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

Capital Raise

On June 13, 2018, the Company and First Mid Bank, entered into an underwriting agreement (the “Underwriting Agreement”) with FIG Partners, LLC, as the representative of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters and the Underwriters agreed to purchase, subject to and upon the terms and conditions of the Underwriting Agreement, an aggregate of 823,799 shares of the Company’s common stock, par value $4.00 per share, at a public offering price of $38.00 per share, in an underwritten public offering (the “Offering”). The Company granted the Underwriters an option for a period of 30 days after the date of the Underwriting Agreement to purchase up to an additional 123,569 shares of common stock at the public offering price, less discounts and commissions. The Underwriters exercised their option in full on June 13, 2018, resulting in 947,368 shares of common stock being offered in the Offering. The Offering closed on June 15, 2018. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $34.0 million.

First BancTrust Corporation

On December 11, 2017, the Company and Project Hawks Merger Sub LLC (formerly known as Project Hawks Merger Sub Corp.), a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Hawks Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of January 18, 2018, the “First Bank Merger Agreement") with First BancTrust Corporation, a Delaware corporation (“First Bank”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Bank pursuant to a business combination whereby First Bank merged with and into Hawks Merger Sub, with Hawks Merger Sub as the surviving entity and a wholly-owned subsidiary of the Company (the “First Bank Merger”).

Subject to the terms and conditions of the First Bank Merger Agreement, at the effective time of the First Bank Merger, each share of common stock, par value $0.01 per share, of First Bank issued and outstanding immediately prior to the effective time of the First Bank Merger (other than shares held in treasury by First Bank and shares held by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) converted into and become the right to receive, (a) $5.00 in cash and (b) 0.800 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain adjustments, all as set forth in the First Bank Merger Agreement.

The First Bank Merger closed on May 1, 2018 and the Company issued an aggregate total of 1,643,900 shares of common stock paying approximately $10,275,000, including cash in lieu of fractional shares. The accounting for the First Bank Merger is presented in Note 8 to the consolidated financial statements. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, will merge with and into the Company’s wholly owned bank subsidiary, First Mid Bank, on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices will become branches of First Mid Bank.

SCB Bancorp, Inc.

On June 12, 2018, The Company and Project Almond Merger Sub LLC, a newly formed Illinois limited liability company and wholly-owned subsidiary of the Company (“Almond Merger Sub”), entered into an Agreement and Plan of Merger (the “SCB Merger Agreement”) with SCB Bancorp, Inc., an Illinois corporation (“SCB”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of SCB pursuant to a business combination whereby SCB will merge with and into Almond Merger Sub, whereupon the separate corporate existence of SCB will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of the Company (the “SCB Merger”).

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger (other than shares held in treasury by SCB and shares held by stockholders who have properly made and not withdrawn a demand for appraisal rights under Illinois law) will be converted into and become the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain potential adjustments. Overall elections are subject to proration such that, depending on the number of shares of SCB common stock electing shares of the Company’s common stock, between 19 and 32.5 percent of the SCB shares will be exchanged for cash, and between 67.5 and 81 percent will be exchanged for the Company’s common stock. Additionally, SCB’s outstanding stock options will be fully vested upon consummation of the SCB Merger, and all outstanding SCB options that are unexercised prior to the effective time of the SCB Merger will be cashed out. In addition, immediately prior to the closing of the proposed merger, SCB will pay a special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger is subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger is anticipated to be completed in late 2018.

It is anticipated that SCB’s wholly-owned bank subsidiary, Soy Capital Bank and Trust Company (“Soy Capital Bank”), will be merged with and into First Mid Bank at a date following completion of the Merger. At the time of the bank merger, Soy Capital Bank’s banking offices will become branches of First Mid Bank.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the six months ended June 30, 2018, the company sold no shares of common stock under the program. As of June 30, 2018, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 13,250 shares of restricted stock during 2018 and 15,450 and 18,391 restricted stock units during 2018 and 2017, respectively.

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

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2018
Net unrealized losses on securities available-for-sale	$(12,840)	$—	$(12,840)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(224)	—	(224)
Securities with other-than-temporary impairment losses	—	—	—
Tax benefit	3,790	—	3,790
Balance at June 30, 2018	$(9,274)	$—	$(9,274)

December 31, 2017
Net unrealized losses on securities available-for-sale	$(2,619)	$—	$(2,619)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(281)	—	(281)
Securities with other-than-temporary impairment losses	—	(345)	(345)
Tax benefit	841	100	941
Balance at December 31, 2017	$(2,059)	$(245)	$(2,304)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2018 and 2017, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Realized gains on available-for-sale securities	$881	$335	$901	$335	Securities gains, net
					(Total reclassified amount before tax)
	(255)	(131)	(261)	(131)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$626	$204	$640	$204	Net reclassified amount

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

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the Company’s stock options, unless anti-dilutive.

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$10,037,000	$8,200,000	$18,427,000	$14,464,000
Weighted average common shares outstanding	13,956,674	12,491,757	13,317,395	12,483,788
Basic earnings per common share	$0.72	$0.66	$1.38	$1.16
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	10,037,000	8,200,000	$18,427,000	$14,464,000
Weighted average common shares outstanding	13,956,674	12,491,757	13,317,395	12,483,788
Dilutive potential common shares:
Assumed conversion of stock options	4,124	836	4,053	836
Restricted stock awarded	13,250	7,338	13,250	7,338
Assumed conversion of preferred stock	—	—	—	—
Dilutive potential common shares	17,374	8,174	17,303	8,174
Diluted weighted average common shares outstanding	13,974,048	12,499,931	13,334,698	12,491,962
Diluted earnings per common share	$0.72	$0.66	$1.38	$1.16

There were no shares not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2018 and 2017 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$127,342	$—	$(4,304)	$123,038
Obligations of states and political subdivisions	176,376	1,064	(2,200)	175,240
Mortgage-backed securities: GSE residential	323,238	359	(7,926)	315,671
Trust preferred securities	—	—	—	—
Other securities	2,187	167	—	2,354
Total available-for-sale	$629,143	$1,590	$(14,430)	$616,303
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,383	$—	$(1,858)	$67,525

December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$115,796	$8	$(2,034)	$113,770
Obligations of states and political subdivisions	165,037	2,254	(1,025)	166,266
Mortgage-backed securities: GSE residential	295,778	493	(2,460)	293,811
Trust preferred securities	2,893	—	(345)	2,548
Other securities	2,039	145	—	2,184
Total available-for-sale	$581,543	$2,900	$(5,864)	$578,579
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,332	$103	$(978)	$68,457

Trust preferred securities represents one trust preferred pooled security issued by First Tennessee Financial (“FTN”). This security was sold during the second quarter of 2018.

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross gains	$921	$352	$941	$352
Gross losses	(40)	(17)	(40)	(17)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2018 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,405	$37,633	$—	$—	$123,038
Obligations of state and political subdivisions	16,785	77,266	80,129	1,060	175,240
Mortgage-backed securities: GSE residential	—	104,930	176,494	34,247	315,671
Trust preferred securities	—	—	—	—	—
Other securities	—	2,013	—	341	2,354
Total available-for-sale investments	$102,190	$221,842	$256,623	$35,648	$616,303
Weighted average yield	2.35%	2.68%	2.92%	3.40%	2.77%
Full tax-equivalent yield	2.52%	3.05%	3.28%	3.43%	3.08%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,994	$29,389	$—	$—	$69,383
Weighted average yield	1.76%	2.08%	—%	—%	2.68%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	2.68%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2018.

Investment securities carried at approximately $492 million and $479 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,660	$(1,917)	$48,378	$(2,387)	$123,038	$(4,304)
Obligations of states and political subdivisions	72,991	(1,357)	14,936	(843)	87,927	(2,200)
Mortgage-backed securities: GSE residential	211,083	(4,680)	68,005	(3,246)	279,088	(7,926)
Total	$358,734	$(7,954)	$131,319	$(6,476)	$490,053	$(14,430)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,438	$(387)	$38,087	$(1,471)	$67,525	$(1,858)
December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,584	$(540)	$47,972	$(1,494)	$106,556	$(2,034)
Obligations of states and political subdivisions	42,618	(769)	9,267	(256)	51,885	(1,025)
Mortgage-backed securities: GSE residential	187,949	(1,942)	22,609	(518)	210,558	(2,460)
Trust preferred securities	—	—	2,548	(345)	2,548	(345)
Total	$289,151	$(3,251)	$82,396	$(2,613)	$371,547	$(5,864)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,101	$(525)	$14,540	$(453)	$48,641	$(978)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2018 there were twelve available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,378,000 and unrealized losses of $2,387,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 , there were eleven available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,972,000 and unrealized losses of $1,494,000 in a continuous unrealized loss position for twelve months or more. At June 30, 2018 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $38,087,000 and unrealized losses of $1,471,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,540,000 and unrealized losses of $453,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2018 there were thirty-three obligations of states and political subdivisions with a fair value of $14,936,000 and unrealized losses of $843,000 in a continuous loss position for twelve months or more. At December 31, 2017, there were thirty-nine obligations of states and political subdivisions with a fair value of $9,267,000 and unrealized losses of $256,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2018 there were twenty-eight mortgage-backed securities with a fair value of $68,005,000 and unrealized losses of $3,246,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were twenty-six mortgage-backed securities with a fair value of $22,609,000 and unrealized losses of $518,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2017, there was one trust preferred security with a fair value of $2,548,000 and unrealized loss of $345,000 in a continuous unrealized loss position for twelve months or more. The unrealized loss was primarily due to the long-term nature of the trust preferred security, a lack of demand or inactive market for the security, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The company sold this security during the second quarter of 2018.

Other securities. At June 30, 2018 and December 31, 2017, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2018 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the six months ended June 30, 2018 and 2017 (in thousands).

	Accumulated Credit Losses
	June 30, 2018	June 30, 2017
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	(1,111)	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$—	$1,111

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in recovery of all of the book value of the security. The net proceeds exceeded the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2018 and December 31, 2017 follows (in thousands):

	June 30, 2018	December 31, 2017
Construction and land development	$88,945	$107,721
Agricultural real estate	185,217	127,232
1-4 Family residential properties	380,302	294,483
Multifamily residential properties	106,728	61,966
Commercial real estate	807,630	684,639
Loans secured by real estate	1,568,822	1,276,041
Agricultural loans	113,823	86,602
Commercial and industrial loans	503,423	445,378
Consumer loans	59,932	30,070
All other loans	141,345	108,023
Total Gross loans	2,387,345	1,946,114
Less: Loans held for sale	2,454	1,025
	2,384,891	1,945,089
Less:
Net deferred loan fees, premiums and discounts	10,662	6,613
Allowance for loan losses	22,045	19,977
Net loans	$2,352,184	$1,918,499

Net loans increased $433.7 million as of June 30, 2018 compared to December 31, 2017. Of this increase, approximately $364.9 million is a result of the acquisition of First Bank & Trust. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At June 30, 2018, the Company’s loan portfolio included $299.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $172.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $85.2 million from $213.8 million at December 31, 2017 due to $81.8 million acquired from First Bank & Trust and seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming increased $1.5 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $121.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $189.7 million of loans to lessors of non-residential buildings, $130.0 million of loans to lessors of residential buildings and dwellings, and $95.4 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2018
Allowance for loan losses:
Balance, beginning of period	$17,368	$1,581	$961	$861	$—	$20,771
Provision charged to expense	1,334	319	92	132	—	1,877
Losses charged off	(536)	—	(55)	(128)	—	(719)
Recoveries	—	—	53	63	—	116
Balance, end of period	$18,166	$1,900	$1,051	$928	$—	$22,045
Ending balance:
Individually evaluated for impairment	$493	$30	$19	$—	$—	$542
Collectively evaluated for impairment	$17,673	$1,870	$1,032	$928	$—	$21,503
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2017
Allowance for loan losses:
Balance, beginning of period	$13,771	$2,319	$978	$751	$27	$17,846
Provision charged to expense	1,667	86	23	57	7	1,840
Losses charged off	(871)	(662)	(50)	(135)	—	(1,718)
Recoveries	180	—	18	43	—	241
Balance, end of period	$14,747	$1,743	$969	$716	$34	$18,209
Ending balance:
Individually evaluated for impairment	$194	$—	$47	$1	$—	$242
Collectively evaluated for impairment	$14,553	$1,743	$922	$715	$34	$17,967
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	2,270	158	269	235	—	2,932
Losses charged off	(773)	—	(158)	(264)	—	(1,195)
Recoveries	123	—	54	154	—	331
Balance, end of period	$18,166	$1,900	$1,051	$928	$—	$22,045
Ending balance:
Individually evaluated for impairment	$493	$30	$19	$—	$—	$542
Collectively evaluated for impairment	$17,673	$1,870	$1,032	$928	$—	$21,503
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$12,163	$150	$2,743	$153	$—	$15,209
Collectively evaluated for impairment	1,593,116	294,768	383,791	73,773	$—	2,345,448
Acquired with deteriorated credit quality	12,300	238	3,482	6	$—	16,026
Ending balance	$1,617,579	$295,156	$390,016	$73,932	$—	$2,376,683

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	3,133	155	169	107	(2)	3,562
Losses charged off	(1,483)	(662)	(99)	(237)	—	(2,481)
Recoveries	196	1	25	153	—	375
Balance, end of period	$14,747	$1,743	$969	$716	$34	$18,209
Ending balance:
Individually evaluated for impairment	$194	$—	$47	$1	$—	$242
Collectively evaluated for impairment	$14,553	$1,743	$922	$715	$34	$17,967
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$5,653	$261	$1,494	$248	$—	$7,656
Collectively evaluated for impairment	1,241,763	202,620	331,874	35,611	—	1,811,868
Acquired with deteriorated credit quality	6,110	—	—	—	—	6,110
Ending balance	$1,253,526	$202,881	$333,368	$35,859	$—	$1,825,634
Year ended December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of year	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Acquired with deteriorated credit quality	$9	$—	$—	$—	$—	$9
Loans:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	1,360,156	213,033	314,097	38,870	—	1,926,156
Acquired with deteriorated credit quality	259	—	—	—	—	259
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2018 and December 31, 2017 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$87,955	$107,140	$175,635	$120,767	$360,561	$282,441	$103,653	$60,954
Special Mention	444	454	6,628	4,829	3,342	2,654	464	476
Substandard	82	—	2,624	1,587	14,670	8,572	1,831	368
Doubtful	—	—	—	—	—	—	—	—
Total	$88,481	$107,594	$184,887	$127,183	$378,573	$293,667	$105,948	$61,798

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$766,400	$647,208	$109,985	$83,469	$489,913	$425,846	$58,377	$29,375
Special Mention	14,079	16,941	2,622	2,304	4,112	11,492	9	5
Substandard	22,702	17,608	926	858	8,186	6,925	704	369
Doubtful	181	—	—	—	—	—	—	—
Total	$803,362	$681,757	$113,533	$86,631	$502,211	$444,263	$59,090	$29,749

	All Other Loans		Total Loans
	2018	2017	2018	2017
Pass	$137,824	$103,339	$2,290,303	$1,860,539
Special Mention	2,743	3,520	34,443	42,675
Substandard	31	—	51,756	36,287
Doubtful	—	—	181	—
Total	$140,598	$106,859	$2,376,683	$1,939,501

The following table presents the Company’s loan portfolio aging analysis at June 30, 2018 and December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2018
Construction and land development	$—	$—	$44	$44	$88,437	$88,481	$—
Agricultural real estate	640	—	—	640	184,247	184,887	—
1-4 Family residential properties	2,396	977	882	4,255	374,318	378,573	—
Multifamily residential properties	281	—	—	281	105,667	105,948	—
Commercial real estate	3,445	1,495	2,532	7,472	795,890	803,362	—
Loans secured by real estate	6,762	2,472	3,458	12,692	1,548,559	1,561,251	—
Agricultural loans	365	11	110	486	113,047	113,533	—
Commercial and industrial loans	1,891	1,140	2,105	5,136	497,075	502,211	—
Consumer loans	784	313	2	1,099	57,991	59,090	—
All other loans	—	—	—	—	140,598	140,598	—
Total loans	$9,802	$3,936	$5,675	$19,413	$2,357,270	$2,376,683	$—
December 31, 2017
Construction and land development	$26	$48	$—	$74	$107,520	$107,594	$—
Agricultural real estate	—	—	396	396	126,787	127,183	—
1-4 Family residential properties	3,023	538	1,767	5,328	288,339	293,667	—
Multifamily residential properties	—	—	—	—	61,798	61,798	—
Commercial real estate	90	38	3,566	3,694	678,063	681,757	—
Loans secured by real estate	3,139	624	5,729	9,492	1,262,507	1,271,999	—
Agricultural loans	—	32	158	190	86,441	86,631	—
Commercial and industrial loans	192	3	770	965	443,298	444,263	—
Consumer loans	178	67	27	272	29,477	29,749	—
All other loans	—	—	—	—	106,859	106,859	—
Total loans	$3,509	$726	$6,684	$10,919	$1,928,582	$1,939,501	$—

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

The following tables present impaired loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$—	$—	$—	$—	$—	$—
Agricultural real estate	—	—	—	276	276	—
1-4 Family residential properties	3,540	3,912	19	1,026	1,347	25
Multifamily residential properties	301	301	—	313	313	—
Commercial real estate	8,160	8,160	429	5,544	5,565	531
Loans secured by real estate	12,001	12,373	448	7,159	7,501	556
Agricultural loans	154	1,002	30	212	1,009	2
Commercial and industrial loans	6,414	6,921	64	5,774	6,037	64
Consumer loans	159	159	—	200	200	1
Total loans	$18,728	$20,455	$542	$13,345	$14,747	$623
Loans without a specific allowance:
Construction and land development	$58	$58	$—	$—	$—	$—
Agricultural real estate	235	235	—	15	15	—
1-4 Family residential properties	3,178	3,270	—	2,239	2,664	—
Multifamily residential properties	—	—	—	55	55	—
Commercial real estate	432	493	—	303	368	—
Loans secured by real estate	3,903	4,056	—	2,612	3,102	—
Agricultural loans	955	359	—	545	—	—
Commercial and industrial loans	953	968	—	909	1,249	—
Consumer loans	170	195	—	102	119	—
All other loans	21	21	—	—	—	—
Total loans	$6,002	$5,599	$—	$4,168	$4,470	$—
Total loans:
Construction and land development	$58	$58	$—	$—	$—	$—
Agricultural real estate	235	235	—	291	291	—
1-4 Family residential properties	6,718	7,182	19	3,265	4,011	25
Multifamily residential properties	301	301	—	368	368	—
Commercial real estate	8,592	8,653	429	5,847	5,933	531
Loans secured by real estate	15,904	16,429	448	9,771	10,603	556
Agricultural loans	1,109	1,361	30	757	1,009	2
Commercial and industrial loans	7,367	7,889	64	6,683	7,286	64
Consumer loans	329	354	—	302	319	1
All other loans	21	21	—	—	—	—
Total loans	$24,730	$26,054	$542	$17,513	$19,217	$623

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	For the three months ended
	June 30, 2018		June 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$44	$—	$594	$—
Agricultural real estate	235	—	16	—
1-4 Family residential properties	6,719	22	2,929	106
Multifamily residential properties	301	—	4,129	51
Commercial real estate	8,675	3	7,068	31
Loans secured by real estate	15,974	25	14,736	188
Agricultural loans	1,109	—	826	—
Commercial and industrial loans	7,672	—	1,781	2
Consumer loans	329	—	625	—
All other loans	21	—	—	—
Total loans	$25,105	$25	$17,968	$190

	For the six months ended
	June 30, 2018		June 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$44	$—	$347	$—
Agricultural real estate	235	—	17	—
1-4 Family residential properties	6,777	28	3,121	117
Multifamily residential properties	302	—	4,133	94
Commercial real estate	8,680	6	5,316	62
Loans secured by real estate	16,038	34	12,934	273
Agricultural loans	1,061	—	930	—
Commercial and industrial loans	7,892	2	1,841	4
Consumer loans	349	—	628	—
All other loans	21	—	—	—
Total loans	$25,361	$36	$16,333	$277

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at June 30, 2018 stated above that were still accruing was $2,396,000 of 1-4 Family residential properties and $683,000 of commercial real estate. The balance of loans modified in a troubled debt restructurings at June 30, 2017 included in the impaired loans stated above that were still accruing was $594,000 of 1-4 family residential properties, $3,395,000 of multifamily residential properties, $2,087,000 commercial real estate, $33,000 commercial and industrial loans, and $2,000 of consumer loans. For the six months ended June 30, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2018 and December 31, 2017 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2018	December 31, 2017
Construction and land development	$58	$—
Agricultural real estate	235	291
1-4 Family residential properties	4,323	2,687
Multifamily residential properties	301	368
Commercial real estate	7,909	5,596
Loans secured by real estate	12,826	8,942
Agricultural loans	1,109	757
Commercial and industrial loans	7,365	6,658
Consumer loans	329	302
All other loans	21	—
Total loans	$21,650	$16,659

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $758,000 and $140,000 for the six months ended June 30, 2018 and 2017, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations with First Clover Leaf Bank during the third quarter of 2016 and First Bank & Trust during the second quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf Bank acquisition. The amount of these loans at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Construction and land development	$299	$—
Agricultural real estate	121	—
1-4 Family residential properties	$3,183	$—
Multifamily residential properties	3,951	—
Commercial real estate	7,780	251
Loans secured by real estate	15,334	251
Agricultural loans	117	—
Commercial and industrial loans	569	8
Consumer loans	6	—
Carrying amount	16,026	259
Allowance for loan losses	—	9
Carrying amount, net of allowance	$16,026	$250

As of September 8, 2016, the First Clover Leaf acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. The balance of these loans at June 30, 2018 was $385,000 and the fair value was $247,000. As of May 1, 2018, the First Bank acquisition date, the principal outstanding of PCI loans totaled $20,357,000 and the fair value of PCI loans totaled $16,126,000. The balance of these loans at June 30, 2018 was $20,011,000 and the fair value totaled $15,780,000.

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of June 30, 2018 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of June 30, 2018, there was one loan with a change in expected cash flows and as a result, the previously recorded provision was reversed. As of December 31, 2017, there was one loan with a change in expected cash flows and as a result, approximately $9,000 of provision was recorded.

The PCI loans acquired from First Bank & Trust during the second quarter of 2018 for which it was probable that all contractually required payments would not be collected were as follows:

Contractually required payments	$20,357
Non-accretable difference	(4,231)
Cash flows expected to be collected at acquisition	16,126
Accretable yield	—
Fair value of acquired loans at acquisition	$16,126

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2018 and December 31, 2017 was $10.6 million and $8.9 million, respectively.  There was $56,000 and $37,000 in specific reserves established with respect to these loans as of June 30, 2018 and December 31, 2017, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2018 and December 31, 2017 (in thousands).

Troubled debt restructurings:	June 30, 2018	December 31, 2017
1-4 Family residential properties	2,883	874
Commercial real estate	1,897	1,376
Loans secured by real estate	4,780	2,250
Agricultural loans	745	757
Commercial and industrial loans	4,933	5,690
Consumer loans	153	201
Total	$10,611	$8,898
Performing troubled debt restructurings:
1-4 Family residential properties	2,396	$578
Commercial real estate	683	251
Loans secured by real estate	3,079	829
Commercial and industrial loans	—	25
Total	$3,079	$854

The increase in TDRs during the period was was primarily due to loans acquired in the acquisition of First Bank net of loans that paid off during the period. The following table presents loans modified as TDRs during the six months ended June 30, 2018 and 2017, as a result of various modified loan factors (in thousands):

	June 30, 2018			June 30, 2017
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	1	161	(b)	—	—
Agricultural loans	—	—		1	819	(b)(c)
Total	1	$161		1	$819

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2018. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2017.

The balance of real estate owned includes $2,440,000 and $2,754,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2018 and December 31, 2017, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $738,000 and $404,000 at June 30, 2018 and December 31, 2017, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$91,264	$3,760	$63,910	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	25,086	12,484	19,862	11,473
Other intangibles	3,731	2,376	3,731	2,285
	$123,096	$21,635	$90,518	$20,533

Goodwill of $27.4 million was recorded for acquisition and merger of First Bank during the second quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of First Bank and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$26,946
Purchase accounting adjustments:
Fair value of securities	320
Fair value of loans, net	3,886
Fair value of OREO	12
Fair value of premises and equipment	689
Fair value of time deposits	1,301
Fair value of FHLB advances	(328)
Fair value of subordinated debentures	(1,451)
Core deposit intangible	(5,224)
Other assets and other liabilities, net	1,203
		408
Resulting goodwill from acquisition		$27,354

As part of the First Bank acquisition, the Company acquired mortgage servicing rights valued at $425,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2018, June 30, 2017 and December 31, 2017 (in thousands):

	June 30, 2018	June 30, 2017	December 31, 2017
Beginning Balance	$844	$985	$985
Mortgage servicing rights acquired during period	425	—	—
Mortgage servicing rights capitalized	7	—	—
Mortgage servicing rights amortized	(119)	(72)	(141)
Ending Balance	$1,157	$913	$844

Total amortization expense for the six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Core deposit intangibles	591	472	$1,011	$943
Other intangibles	45	45	91	91
Mortgage servicing rights	80	42	119	72
	$716	$559	$1,221	$1,106

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/18-06/30/18	$1,221
Estimated amortization expense:
For period 07/01/18-12/31/18	1,556
For year ended 12/31/19	2,903
For year ended 12/31/20	2,409
For year ended 12/31/21	1,943
For year ended 12/31/22	1,730
For year ended 12/31/23	1,547

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $141.7 million at June 30, 2018, a decrease of $13.7 million from $155.4 million at December 31, 2017. The decrease during the first six months of 2018 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.14%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2018	December 31, 2017
US Treasury securities and obligations of U.S. government corporations & agencies	$94,460	$100,895
Mortgage-backed securities: GSE: residential	47,202	54,493
Total	$141,662	$155,388

FHLB borrowings increased to $96 million at June 30, 2018 from $60 million at December 31, 2017. At June 30, 2018 the advances were as follows:

•	$5 million advance with a 3-month maturity, at 2.11%, due August 23, 2018

•	$5 million advance with a 6-month maturity, at 2.10%, due October 16, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 30, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2018,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•
The trust preferred securities held by the Company were classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$123,038	$—	$123,038	$—
Obligations of states and political subdivisions	175,240	—	175,240	—
Mortgage-backed securities	315,671	—	315,671	—
Trust preferred securities	—	—	—	—
Other securities	2,354	341	2,013	—
Total available-for-sale securities	$616,303	$341	$615,962	$—
December 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$113,770	$—	$113,770	$—
Obligations of states and political subdivisions	166,266	—	166,266	—
Mortgage-backed securities	293,811	—	293,811	—
Trust preferred securities	2,548	—	—	2,548
Other securities	2,184	172	2,012	—
Total available-for-sale securities	$578,579	$172	$575,859	$2,548

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 is summarized as follows (in thousands):

	Trust Preferred Securities
	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$2,522	$1,638	$2,548	$1,652
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	825	18	848
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(2,522)	—	(2,522)	—
Settlements		(39)	(44)	(76)
Ending balance	$—	$2,424	$—	$2,424
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2018 was $25,578,000 and a fair value of $20,756,000 resulting in specific loss exposures of $4,822,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2018 was $2,440,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $163,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans (collateral dependent)	$20,756	$—	$—	$20,756
Foreclosed assets held for sale	163	—	—	163
December 31, 2017
Impaired loans (collateral dependent)	$3,053	$—	$—	$3,053
Foreclosed assets held for sale	91	—	—	91

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Trust Preferred Securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities was offered quotes and comparability adjustments.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at June 30, 2017 and December 31, 2016 (in thousands).

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$20,756	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$163	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,548	Discounted cash flow	Discount rate	12.7%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.6%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.7%
Impaired loans (collateral dependent)	$3,053	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$91	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

Loans. For June 30, 2018, fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets
Cash and due from banks	$84,880	$84,880	$84,880	$—	$—
Federal funds sold	695	695	695	—	—
Certificates of deposit investments	2,930	2,930	—	2,930	—
Available-for-sale securities	616,303	616,303	341	615,962	—
Held-to-maturity securities	69,383	67,525	—	67,525	—
Loans held for sale	2,454	2,454	—	2,454	—
Loans net of allowance for loan losses	2,352,184	2,301,723	—	—	2,301,723
Interest receivable	12,612	12,612	—	12,612	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,050	2,050	—	2,050	—
Financial Liabilities
Deposits	$2,670,864	$2,668,442	$—	$2,147,323	$521,119
Securities sold under agreements to repurchase	141,662	141,645	—	141,645	—
Interest payable	1,145	1,145	—	1,145	—
Federal Home Loan Bank borrowings	95,708	95,372	—	95,372	—
Other borrowings	9,375	9,375	—	9,375	—
Junior subordinated debentures	28,792	23,532	—	23,532	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$88,388	$88,388	$88,388	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,692	—	1,692	—
Available-for-sale securities	578,579	578,579	172	575,859	2,548
Held-to-maturity securities	69,332	68,457	—	68,457	—
Loans held for sale	1,025	1,025	—	1,025	—
Loans net of allowance for loan losses	1,918,499	1,899,678	—	—	1,899,678
Interest receivable	10,832	10,832	—	10,832	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	$2,274,639	$2,272,868	$—	$1,930,604	$342,264
Securities sold under agreements to repurchase	155,388	155,394	—	155,394	—
Interest payable	602	602	—	602	—
Federal Home Loan Bank borrowings	60,038	59,968	—	59,968	—
Other borrowings	10,313	10,313	—	10,313	—
Junior subordinated debentures	24,000	18,050	—	18,050	—

Note 8 -- Business Combinations

First BancTrust Corporation

On December 11, 2017, the Company and Project Hawks Merger Sub LLC (formerly known as Project Hawks Merger Sub Corp.), a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Hawks Merger Sub”), entered into an Agreement and Plan of Merger (as amended as of January 18, 2018, the “First Bank Merger Agreement") with First BancTrust Corporation, a Delaware corporation (“First Bank”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of First Bank pursuant to a business combination whereby First Bank will merge with and into Hawks Merger Sub, with Hawks Merger Sub as the surviving entity and a wholly-owned subsidiary of the Company (the “First Bank Merger”).

At the effective time of the First Bank Merger, each share of common stock, par value $0.01 per share, of First Bank issued and outstanding immediately prior to the effective time of the First Bank Merger (other than shares held in treasury by First Bank and shares held by stockholders who had properly made and not withdrawn a demand for appraisal rights under Delaware law) converted into and become the right to receive, (a) $5.00 in cash and (b) 0.800 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain adjustments, all as set forth in the First Bank Merger Agreement.

On May 1, 2018, the Company issued an aggregate total of 1,643,900 shares of common stock valued at $37.32 per share and approximately $10,275,000, including cash in lieu of fractional shares. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), will be merged with and into First Mid Bank on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices will become branches of First Mid Bank. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of May 1, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $27.4 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the First Bank acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Bank & Trust
Assets
Cash & due from banks	$20,598		$20,598
Investment Securities	59,906	(320)	59,586
Loans	371,156	(8,298)	362,858
Allowance for loan losses	(4,412)	4,412	—
Other real estate owned	547	(12)	535
Premises and equipment	10,126	(689)	9,437
Goodwill	543	26,811	27,354
Core deposit intangible	—	5,224	5,224
Other assets	16,389	(696)	15,693
Total assets acquired	$474,853	$26,432	$501,285
Liabilities and Stockholders' Equity
Deposits	$384,323	$1,301	$385,624
FHLB advances	31,000	(328)	30,672
Subordinated debentures	6,186	(1,451)	4,735
Other liabilities	8,665	(36)	8,629
Total liabilities assumed	430,174	(514)	429,660
Net assets acquired	$44,679	$26,946	$71,625

Consideration Paid
Cash			$10,275
Common stock			61,350
Total consideration paid			$71,625

The Company has recognized approximately $3.1 million, pre-tax, of acquisition costs for the First Bank acquisition. These costs are included in legal and professional and other expense. Of the $8.3 million fair value adjustment to loans, approximately $4.1 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place a the beginning of the period (dollars in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net interest income	$29,062	$29,305	$57,035	$55,917
Provision for loan losses	1,927	1,910	3,132	3,867
Non-interest income	8,640	8,675	16,960	17,214
Non-interest expense	21,870	24,885	43,654	46,945
Income before income taxes	13,905	11,185	27,209	22,319
Income tax expense	3,307	3,505	6,715	7,323
Net income	10,598	$7,680	20,494	$14,996

Earnings per share
Basic	$0.76	$0.51	$1.42	$1.06
Diluted	$0.76	$0.51	$1.42	$1.06

Basic weighted average shares outstanding	13,956,674	15,092,373	14,407,273	14,127,688
Diluted weighted average shares outstanding	13,974,048	15,100,547	14,424,576	14,135,862

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the First Bank business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

Actual revenue and earnings of First Bank & Trust included in the consolidated statement of income of the Company from the acquisition date to June 30, 2018 was $4,298,000 and $919,000, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2018 and 2017.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Acquisitions

On May 1, 2018, the Company completed its acquisition of First Bank. Financial results for the second quarter of 2018 include the income and expenses of First Bank & Trust for the period May 1 through June 30, 2018. At the date of the acquisition, the fair value of First Bank's total assets was $501 million, including $363 million of loans. The fair value of First Bank's deposits was $386 million. Net income before taxes was positively impacted by $447,000 due to First Bank & Trust's purchase accounting net accretion and amortization expense of intangibles during the second quarter of 2018. During the second quarter of 2018, the Company incurred $2,897,000 of pre-tax acquisition expenses related to the acquisition of First Bank, comprised primarily of legal, consulting and change-in-control costs. During the six months ended June 30, 2018, pre-tax expenses related to the acquisition totaled $3,229,000.

On June 12, 2018, the Company and Almond Merger Sub, entered into an Agreement and Plan of Merger with SCB pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of SCB pursuant to a business combination whereby SCB will merge with and into Almond Merger Sub, whereupon the separate corporate existence of SCB will cease and Almond Merger Sub will continue as the surviving company and a wholly-owned subsidiary of the Company.

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

Net income was $18,427,000 and $14,464,000 for the six months ended June 30, 2018 and 2017, respectively. Diluted net income per common share available to common stockholders was $1.38 and $1.16 for the six months ended June 30, 2018 and 2017.

The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2018 and 2017, compared to the performance ratios for the year ended December 31, 2017:

	Six months ended		Year ended
	June 30, 2018	June 30, 2017	December 31, 2017
Return on average assets	1.23%	1.02%	0.94%
Return on average common equity	11.06%	9.96%	8.92%
Average equity to average assets	11.09%	10.22%	10.59%

Total assets were $3.4 billion at June 30, 2018, compared to $2.8 billion as of December 31, 2017. From December 31, 2017 to June 30, 2018, cash and interest bearing deposits decreased $3.3 million, net loan balances increased $433.7 million and investment securities increased $37.8 million. Net loan balances were $2.35 billion at June 30, 2018 compared to $1.92 billion at December 31, 2017.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.66% for the six months ended June 30, 2018, up from 3.58% for the same period in 2017. This increase was primarily due to an increase in loan balances, higher yields on investments, and accretion income from the acquisitions of First Bank and First Clover Leaf Bank. Net interest income before the provision for loan losses was $50.6 million compared to net interest income of $46.7 million for the same period in 2017. The increase in net interest income was primarily due to the growth in average earnings assets primarily due to loans and investment securities acquired from First Bank offset by an increase in cost of deposits and borrowings.

Total non-interest income of $15,848,000 increased $383,000 or 2.5% from $15,465,000 for the same period last year. Trust revenues increased $244,000, primarily due to an increase in revenue from defined contribution and other retirement accounts, and an increase in brokerage revenue of $312,000, primarily due to an increase in the number of brokerage accounts, and an increase in net securities gains of $566,000 offset by a decrease in other income of $924,000 primarily due to a income tax refund received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial Corp.

Total non-interest expense of $39.2 million increased $2,013,000 or 5.4% from $37.2 million for the same period last year. This increase was primarily due to legal and professional costs associated with the acquisition of First Bank and an increase in salaries and benefits expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2018 versus 2017
	Three months ended June 30,	Six months ended June 30,
Net interest income	$3,501	$3,924
Provision for loan losses	(37)	630
Other income, including securities transactions	392	383
Other expenses	(2,841)	(2,013)
Income taxes	822	1,039
Increase in net income	$1,837	$3,963

Credit quality is an area of importance to the Company. Total nonperforming loans were $24.7 million at June 30, 2018, compared to $17.1 million at June 30, 2017 and $17.5 million at December 31, 2017. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.5 million at June 30, 2018 compared to $4.4 million at June 30, 2017 and $2.8 million at December 31, 2017. The Company’s provision for loan losses for the six months ended June 30, 2018 and 2017 was $2,932,000 and $3,562,000, respectively.  Total loans past due 30 days or more were 0.82% of loans at June 30, 2018 compared to 0.48% at June 30, 2017, and 0.56% of loans at December 31, 2017.  At June 30, 2018, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 65.7% of the loan portfolio as of June 30, 2018 and 65.6% as of December 31, 2017.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2018 and 2017 and December 31, 2017 was 13.16%, 11.98% and 11.83%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2018 and 2017 and December 31, 2017 was 13.97%, 12.81% and 12.70%, respectively. The increase in these ratios from December 31, 2017 was primarily due to net income added to retained earnings. The increase in these ratios was primarily due to the Company's capital raise that occurred during the second quarter of 2018.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2018 and 2017 were $512 million and $457 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and First Bank are required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affect results, including insurance assessment rates. The Company expensed $514,000 and $407,000 for this assessment during the first six months of 2018 and 2017, respectively.

In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $52,000 and $62,000 during the first six months of 2018 and 2017 for this assessment, respectively.

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

As included in the proposed rule of June 2012, the final rule includes new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and First Mid Bank and First Bank beginning in 2015 are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

See discussion under the heading "Capital Resources" for a description of the Company's, First Mid Bank's, and First Bank's risk-based capital.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2018 and 2017 in the following table (dollars in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$19,904	$76	1.53%	$20,573	$48	0.95%
Federal funds sold	632	2	1.27%	490	—	—%
Certificates of deposit investments	2,520	12	1.91%	1,685	7	1.68%
Investment securities
Taxable	511,833	3,414	2.67%	601,906	3,147	2.09%
Tax-exempt (1)	169,616	1,265	2.98%	175,721	1,219	2.77%
Loans (2)	2,244,639	25,362	4.53%	1,815,417	21,025	4.70%
Total earning assets	2,949,144	30,131	4.10%	2,615,792	25,446	3.95%
Cash and due from banks	43,930			54,117
Premises and equipment	44,493			39,254
Other assets	160,076			142,049
Allowance for loan losses	(24,159)			(18,169)
Total assets	$3,173,484			$2,833,043
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,158,531	$602	0.21%	$1,149,578	$420	0.15%
Savings deposits	398,371	145	0.15%	372,732	120	0.13%
Time deposits	462,988	923	0.80%	338,705	393	0.47%
Securities sold under agreements to repurchase	147,633	65	0.18%	154,192	46	0.12%
FHLB advances	99,533	475	1.91%	45,724	168	1.49%
Fed Funds Purchased	4,140	22	2.13%	3,291	12	1.36%
Junior subordinated debt	27,697	349	5.05%	23,945	227	3.86%
Other debt	9,375	96	4.11%	13,115	107	3.30%
Total interest-bearing liabilities	2,308,268	2,677	0.47%	2,101,282	1,493	0.29%
Non interest-bearing demand deposits	502,694			428,279
Other liabilities	5,174			8,289
Stockholders' equity	357,348			295,193
Total liabilities & equity	$3,173,484			$2,833,043
Net interest income		$27,454			$23,953
Net interest spread			3.63%			3.66%
Impact of non-interest bearing funds			0.10%			0.05%
Net yield on interest- earning assets			3.73%			3.71%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$17,048	$136	1.61%	$39,824	$177	0.90%
Federal funds sold	562	3	1.02%	17,701	61	0.70%
Certificates of deposit investments	2,105	21	2.04%	4,976	32	1.30%
Investment securities:
Taxable	500,309	6,295	2.52%	579,657	6,015	2.07%
Tax-exempt (1)	167,090	2,465	2.95%	172,360	2,391	2.81%
Loans (2)	2,101,194	46,369	4.45%	1,809,942	40,952	4.56%
Total earning assets	2,788,308	55,289	3.99%	2,624,460	49,628	3.81%
Cash and due from banks	47,212			54,801
Premises and equipment	41,295			39,739
Other assets	149,453			141,389
Allowance for loan losses	(22,293)			(17,686)
Total assets	$3,003,975			$2,842,703
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,116,810	$1,133	0.20%	$1,128,273	$789	0.14%
Savings deposits	381,356	282	0.15%	369,180	234	0.13%
Time deposits	400,679	1,517	0.76%	367,484	789	0.43%
Securities sold under agreements to repurchase	155,023	124	0.16%	157,413	86	0.11%
FHLB advances	83,748	750	1.81%	42,922	319	1.50%
Fed Funds Purchased	3,510	35	1.94%	1,725	12	1.33%
Junior subordinated debt	25,862	608	4.74%	23,935	444	3.75%
Other debt	9,836	191	3.91%	14,907	230	3.12%
Total interest-bearing liabilities	2,176,824	4,640	0.43%	2,105,839	2,903	0.28%
Non interest-bearing demand deposits	486,930			438,839
Other liabilities	6,931			7,610
Stockholders' equity	333,290			290,415
Total liabilities & equity	$3,003,975			$2,842,703
Net interest income		$50,649			$46,725
Net interest spread			3.56%			3.53%
Impact of non-interest bearing funds			0.10%			0.05%
Net yield on interest- earning assets			3.66%			3.58%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2018, compared to the same periods in 2017 (in thousands):

	Three months ended June 30, 2018 compared to 2017 Increase / (Decrease)			Six months ended June 30, 2018 compared to 2017 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$28	$(10)	$38	$(41)	$(255)	$214
Federal funds sold	2	—	2	(58)	(117)	59
Certificates of deposit investments	5	4	1	(11)	(43)	32
Investment securities:
Taxable	267	(2,353)	2,620	280	(1,943)	2,223
Tax-exempt (2)	46	(43)	89	74	(44)	118
Loans (3)	4,337	9,115	(4,778)	5,417	8,174	(2,757)
Total interest income	4,685	6,713	(2,028)	5,661	5,772	(111)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	182	3	179	344	(23)	367
Savings deposits	25	8	17	48	9	39
Time deposits	530	182	348	728	77	651
Securities sold under agreements to repurchase	19	(13)	32	38	(4)	42
FHLB advances	307	248	59	431	354	77
Federal Funds Purchased	10	4	6	23	16	7
Junior subordinated debt	122	40	82	164	38	126
Other debt	(11)	(120)	109	(39)	(157)	118
Total interest expense	1,184	352	832	1,737	310	1,427
Net interest income	$3,501	$6,361	$(2,860)	$3,924	$5,462	$(1,538)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $3.9 million, or 8.4%, to $50.6 million for the six months ended June 30, 2018, from $46.7 million for the same period in 2017. Net interest income increased primarily due to the growth in average earning assets including loans and investments acquired from First Bank. The net interest margin increased primarily due higher yields on investments.

For the six months ended June 30, 2018, average earning assets increased by $163.8 million, or 6.2%, and average interest-bearing liabilities increased $71.0 million or 3.4%, compared with average balances for the same period in 2017.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $22.8 million or 57.2%.

•	Average federal funds sold decreased $17.1 million or 96.8%.

•	Average certificates of deposits investments decreased $2.9 million or 57.7%

•	Average loans increased by $291.3 million or 16.1%.

•	Average securities decreased by $84.6 million or 11.3%.

•	Average interest-bearing customer deposits increased by $33.9 million or 1.8%.

•	Average securities sold under agreements to repurchase decreased by $2.4 million or 1.5%.

•	Average borrowings and other debt increased by $39.5 million or 47.3%.

•	Net interest margin increased to 3.66% for the first six months of 2018 from 3.58% for the first six months of 2017.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt loans and securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 21% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.73% and 3.72% for the first six months of 2018 and 2017, respectively. The TE adjustments to net interest income for the six months ended June 30, 2018 and 2017 were $963,000 and $1,739,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2018 and 2017 was $2,932,000 and $3,562,000, respectively.  The decrease in provision expense was primarily due to a decrease in net charge-offs. Net charge-offs were $864,000 for the six months ended June 30, 2018, compared to net charge offs of $2,106,000 for June 30, 2017.  Nonperforming loans were $24.7 million and $17.1 million as of June 30, 2018 and 2017, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
Trust revenues	$938	$841	$97	$2,015	$1,771	$244
Brokerage commissions	661	509	152	1,326	1,014	312
Insurance commissions	838	853	(15)	2,325	2,478	(153)
Service charges	1,803	1,690	113	3,438	3,402	36
Security gains, net	881	335	546	901	335	566
Mortgage banking revenue, net	410	335	75	571	528	43
ATM / debit card revenue	1,860	1,665	195	3,464	3,233	231
Bank Owned Life Insurance	315	282	33	591	563	28
Other	655	1,459	(804)	1,217	2,141	(924)
Total other income	$8,361	$7,969	$392	$15,848	$15,465	$383

Following are explanations of the changes in these other income categories for the three months ended June 30, 2018 compared to the same period in 2017:

•
Trust revenues increased $97,000 or 11.5% to $938,000 from $841,000 primarily due to an increase in revenue from defined contribution and other retirement accounts based on increases in the market value of the assets. Trust assets, at market value, were $998.0 million at June 30, 2018 compared to $881.5 million at June 30, 2017.

•	Revenues from brokerage increased $152,000 or 29.9% to $661,000 from $509,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $15,000 or 1.8% to $838,000 from $853,000 primarily due to a decrease in commissions and contingency income received from carriers based on claims experience during 2018 compared to 2017.

•
Fees from service charges increased $113,000 or 6.7% to $1,803,000 from $1,690,000 primarily due to a increase in income from the First Bank acquisition offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended June 30, 2018 resulted in net securities gains of $881,000 compared to $335,000 during the three months ended June 30, 2017.

•	Mortgage banking income increased $75,000 or 22.4% to $410,000 from $335,000. Loans sold balances were as follows:

•	$16.9 million (representing 136 loans) for the three months ended June 30, 2018

•	$17.7 million (representing 138 loans) for the three months ended June 30, 2017

First Mid Bank and First Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $195,000 or 11.7% to $1,860,000 from $1,665,000 due to an increase in electronic transactions.

•	Bank owned life insurance income increased $33,000 or 11.7%.

•
Other income decreased $804,000 or 55.1% to $655,000 from $1,459,000 primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees resulting from less loan transaction activity.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2018 compared to the same period in 2017:

•
Trust revenues increased $244,000 or 13.8% to $2,015,000 from $1,771,000 primarily from an increase in revenue from defined contribution and other retirement accounts due to increases in the market value of the assets. Trust assets, at market value, were $998.0 million at June 30, 2018 compared to $881.5 million at June 30, 2017.

•	Revenues from brokerage increased $312,000 or 30.8% to $1,326,000 from $1,014,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $153,000 or 6.2% to $2,325,000 from $2,478,000 primarily due to a decrease in commissions and contingency income received from carriers based on claims experience during 2018 compared to 2017.

•
Fees from service charges increased $36,000 or 1.1% to $3,438,000 from $3,402,000 primarily due to a increase in income from the First Bank acquisition offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the six months ended June 30, 2018 resulted in net securities gains of $901,000 compared to $335,000 during the six months ended June 30, 2017.

•	Mortgage banking income increased $43,000 or 8.1% to $571,000 from $528,000. Loans sold balances were as follows:

•	$28.4 million (representing 222 loans) for the six months ended June 30, 2018

•	$31.5 million (representing 241 loans) for the six months ended June 30, 2017

First Mid Bank and First Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $231,000 or 7.1% to $3,464,000 from $3,233,000 due to an increase in electronic transactions.

•	Bank owned life insurance income increased $28,000 or 5.0%.

•
Other income decreased $924,000 or 43.2% to $1,217,000 from $2,141,000 primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees resulting from less loan transaction activity.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
Salaries and employee benefits	$11,057	$10,102	$955	$21,251	$20,037	$1,214
Net occupancy and equipment expense	3,505	3,116	389	6,778	6,249	529
Net other real estate owned expense	7	127	(120)	83	145	(62)
FDIC insurance	285	290	(5)	566	469	97
Amortization of intangible assets	716	559	157	1,221	1,106	115
Stationery and supplies	186	186	—	397	371	26
Legal and professional	1,717	894	823	2,854	1,725	1,129
Marketing and donations	431	277	154	785	571	214
Other operating expenses	2,892	2,404	488	5,235	6,484	(1,249)
Total other expense	$20,796	$17,955	$2,841	$39,170	$37,157	$2,013

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2018 compared to the same period in 2017:

•
Salaries and employee benefits, the largest component of other expense, increased $955,000 or 9.5% to $11,057,000 from $10,102,000.  The increase is primarily due to the addition of 112 employees with the First Bank acquisition on May 1, 2018 and merit increases in 2018 for continuing employees during the first quarter of 2018. There were 711 and 590 full-time equivalent employees at June 30, 2018 and 2017, respectively.

•
Occupancy and equipment expense increased $389,000 or 12.5% to $3,505,000 from $3,116,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisition of First Bank during the second quarter of 2018.

•
Net other real estate owned expense decreased $120,000 or 94.5% to $7,000 from $127,000. The decrease in 2018 was primarily due to more losses on properties sold during 2017 than properties sold in 2018.

•
Expense for amortization of intangible assets increased $157,000 or 28.1% to $716,000 from $559,000 for the three months ended June 30, 2018 and 2017, respectively. The increase in 2018 was due to additional core deposit intangibles amortization from the acquisition of First Bank.

•	Other operating expenses increased $488,000 or 20.3% to $2,892,000 in 2018 from $2,404,000 in 2017 primarily due costs associated with the acquisition of First Bank.

•
On a net basis, all other categories of operating expenses increased $972,000 or 59.0% to $2,619,000 in 2018 from $1,647,000 in 2017.  The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisition of First Bank.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2018 compared to the same period in 2017:

•
Salaries and employee benefits, the largest component of other expense, increased $1,214,000 or 6.1% to $21,251,000 from $20,037,000.  The increase is primarily due to the addition of 112 employees with the First Bank acquisition and merit increases in 2018 for continuing employees during the first quarter of 2018. There were 711 and 590 full-time equivalent employees at June 30, 2018 and 2017, respectively.

•
Occupancy and equipment expense increased $529,000 or 8.5% to $6,778,000 from $6,249,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisition of First Bank.

•	Net other real estate owned expense decreased $62,000 or 42.8% to $83,000 from $145,000. The increase in 2018 was primarily due to losses on properties sold during 2017.

•
Expense for amortization of intangible assets increased $115,000 or 10.4% to $1,221,000 from $1,106,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in 2018 was due to amortization of core deposit intangibles from the First Bank acquisition.

•
Other operating expenses decreased $1,249,000 or 19.3% to $5,235,000 in 2018 from $6,484,000 in 2017 primarily due costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $1,466,000 or 46.7% to $4,602,000 in 2018 from $3,136,000 in 2017.  The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisition of First Bank.

Income Taxes

Total income tax expense amounted to $6.0 million (24.4% effective tax rate) for the six months ended June 30, 2018, compared to $7.0 million (32.6% effective tax rate) for the same period in 2017. The decline in effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 is primarily due to a change in the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018 following the enactment of certain tax reforms through the Tax Cuts and Jobs Act, offset by an increase in State of Illinois tax rate from 7.75% to 9.50% beginning July 1, 2017.

The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$196,725	2.14%	$185,128	1.98%
Obligations of states and political subdivisions	176,376	2.99%	165,037	2.86%
Mortgage-backed securities: GSE residential	323,238	2.84%	295,778	2.59%
Trust preferred securities	—	—%	2,893	2.15%
Other securities	2,187	3.25%	2,039	2.50%
Total securities	$698,526	2.68%	$650,875	2.55%

At June 30, 2018, the Company’s investment portfolio increased by $47.7 million from December 31, 2017 primarily due to securities added in the acquisition of First Bank, net of declines due to securities that were sold to provide cash flow to fund loans. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2018 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2018 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,342	$123,038	$—	$123,038	$—	$—	$—	$—
Obligations of state and political subdivisions	176,376	175,240	13,041	108,364	51,733	494	—	1,608
Mortgage-backed securities (2)	323,238	315,671	1,018	—	—	—	—	314,653
Other securities	2,187	2,354	—	—	—	2,013	—	341
Total available-for-sale	$629,143	$616,303	$14,059	$231,402	$51,733	$2,507	$—	$316,602
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,383	$67,525	$—	$67,525	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	% Outstanding Loans	December 31, 2017	% Outstanding Loans
Construction and land development	$88,481	3.7%	$107,594	5.5%
Agricultural real estate	184,887	7.8%	127,183	6.6%
1-4 Family residential properties	378,573	15.9%	293,667	15.1%
Multifamily residential properties	105,948	4.5%	61,798	3.2%
Commercial real estate	803,362	33.8%	681,757	35.2%
Loans secured by real estate	1,561,251	65.7%	1,271,999	65.6%
Agricultural loans	113,533	4.8%	86,631	4.5%
Commercial and industrial loans	502,211	21.1%	444,263	22.9%
Consumer loans	59,090	2.5%	29,749	1.5%
All other loans	140,598	5.9%	106,859	5.5%
Total loans	$2,376,683	100.0%	$1,939,501	100.0%

Overall loan balances increased $437.2 million, or 22.54% primarily due to the loans acquired from First Bank.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $2,454,000 and $1,025,000 as of June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	568,215	23.9%	543,938	28.0%
Sullivan region	176,612	7.4%	167,977	8.7%
Decatur region	750,960	31.6%	378,867	19.5%
Peoria region	213,988	9.0%	189,639	9.8%
Highland region	529,760	22.3%	525,983	27.1%
Southern region	137,148	5.8%	133,097	6.9%
Total all regions	$2,376,683	100.0%	$1,939,501	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2018 and 2017, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2018 and December 31, 2017, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$172,331	7.25%	$170,758	8.80%
Lessors of non-residential buildings	189,740	7.98%	185,967	9.59%
Lessors of residential buildings & dwellings	130,016	5.47%	131,756	6.79%
Hotels and motels	121,052	5.09%	131,702	6.79%
Other Gambling Industries	95,407	4.01%	95,713	4.93%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2018, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$71,002	$5,645	$11,834	$88,481
Agricultural real estate	11,012	48,883	124,992	184,887
1-4 Family residential properties	32,190	84,066	262,317	378,573
Multifamily residential properties	16,463	51,782	37,703	105,948
Commercial real estate	75,866	322,140	405,356	803,362
Loans secured by real estate	206,533	512,516	842,202	1,561,251
Agricultural loans	86,478	24,409	2,646	113,533
Commercial and industrial loans	179,346	272,382	50,483	502,211
Consumer loans	5,588	46,324	7,178	59,090
All other loans	29,278	37,530	73,790	140,598
Total loans	$507,223	$893,161	$976,299	$2,376,683

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2018, loans with maturities over one year consisted of approximately $1.5 billion in fixed rate loans and approximately $383 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Nonaccrual loans	$21,650	$16,659
Restructured loans which are performing in accordance with revised terms	3,079	854
Total nonperforming loans	24,729	17,513
Repossessed assets	2,508	2,834
Total nonperforming loans and repossessed assets	$27,237	$20,347
Nonperforming loans to loans, before allowance for loan losses	1.04%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.15%	1.05%

The $4,991,000 increase in nonaccrual loans during 2018 resulted from the net of $6,754,000 of loans put on nonaccrual status including $2,242,000 acquired from First Bank offset by $2,338,000 of loans becoming current or paid-off, $133,000 of loans transferred to other real estate and $533,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$58	0.3%	$—	—%
Agricultural real estate	235	1.1%	291	1.7%
1-4 Family residential properties	4,323	20.0%	2,687	16.1%
Multifamily Residential properties	301	1.4%	368	2.2%
Commercial real estate	7,909	36.5%	5,596	33.6%
Loans secured by real estate	12,826	59.3%	8,942	53.6%
Agricultural loans	1,109	5.1%	757	4.5%
Commercial and industrial loans	7,365	34.0%	6,658	40.1%
Consumer loans	329	1.5%	302	1.8%
All Other Loans	21	0.1%	—	—%
Total loans	$21,650	100.0%	$16,659	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $758,000 and $140,000 for the six months ended June 30, 2018 and 2017, respectively.

The $326,000 decrease in repossessed assets during the first six months of 2018 resulted from the net of $625,000 of assets acuired from First Bank, $217,000 of additional assets repossessed, $12,000 of write downs and $1,156,000 of repossessed assets sold.

The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,920	76.6%	$1,781	62.7%
1-4 family residential properties	520	20.7%	413	14.6%
Commercial real estate	—	—%	560	19.8%
Total real estate	2,440	97.3%	2,754	97.1%
Commercial & industrial loans	—	—%	44	1.6%
Consumer loans	68	2.7%	36	1.3%
Total repossessed collateral	$2,508	100.0%	$2,834	100.0%

Repossessed assets sold during the first six months of 2018 resulted in net losses of $11,000, of which $23,000 of net losses was related to real estate asset sales and $12,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2017 resulted in net gains of $4,000, all of $9,000 of net losses was related to real estate asset sales and $13,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2018, the Company’s loan portfolio included $299.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $172.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $85.24 million from $213.8 million at December 31, 2017 while loans concentrated in other grain farming increased $1.5 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $121.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $189.7 million of loans to lessors of non-residential buildings, $130.0 million of loans to lessors of residential buildings and dwellings, and $95.4 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of June 30, 2018 and 2017, and of changes in the allowance for the three and six month periods ended June 30, 2018 and 2017, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Average loans outstanding, net of unearned income	$2,244,639	$1,805,619	$2,101,194	$1,815,417
Allowance-beginning of period	20,771	17,846	19,977	16,753
Charge-offs:
Real estate-mortgage	588	162	780	351
Commercial, financial & agricultural	3	1,421	151	1,893
Installment	43	50	83	72
Other	85	85	181	165
Total charge-offs	719	1,718	1,195	2,481
Recoveries:
Real estate-mortgage	55	161	56	171
Commercial, financial & agricultural	(2)	37	121	51
Installment	11	6	35	10
Other	52	37	119	143
Total recoveries	116	241	331	375
Net charge-offs (recoveries)	603	1,477	864	2,106
Provision for loan losses	1,877	1,840	2,932	3,562
Allowance-end of period	$22,045	$18,209	$22,045	$18,209
Ratio of annualized net charge-offs to average loans	0.11%	0.33%	0.08%	0.46%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.93%	1.00%	0.93%	1.00%
Ratio of allowance for loan losses to nonperforming loans	89%	106%	89%	106%

The ratio of allowance for loan losses to loans outstanding was 0.93% as of June 30, 2018 compared to 1.00% as of June 30, 2017. The ratio of the allowance for loan losses to nonperforming loans is 89% as of June 30, 2018 compared to 106% as of June 30, 2017.  The decrease in this ratio is primarily due to an increase in loan balances and the increase in nonperforming loans to $24.7 million at June 30, 2018 from $17.1 million at June 30, 2017 including $6.6 million in non-performing loans acquired from First Bank.

During the first six months of 2018, the Company had net charge-offs of $864,000 compared to net charge-offs of $2,106,000 in 2017. During the first six months of 2018, there were significant charge offs of two commercial loans to a single borrower of $126,000 and charge offs of two residential real estate loans to two borrowers of $376,000. During the first six months of 2017, there were charge offs of commercial real estate loans to two borrowers of $215,000, charge offs of two agricultural loans to one borrower of $662,000, and charge offs of five commercial operating loans to two borrowers of $1,052,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017 (dollars in thousands):

	Six months ended June 30, 2018		Six months ended June 30, 2017		Year ended December 31, 2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$486,930	—%	$438,839	—%	$438,575	—%
Interest-bearing	1,116,810	0.20%	1,128,273	0.14%	1,119,835	0.16%
Savings	381,356	0.15%	369,180	0.13%	367,261	0.13%
Time deposits	400,679	0.76%	367,484	0.43%	348,278	0.49%
Total average deposits	$2,385,775	0.25%	$2,303,776	0.16%	$2,273,949	0.18%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Six months ended June 30, 2018	Six months ended June 30, 2017	Year ended December 31, 2017
High month-end balances of total deposits	$2,670,864	$2,331,084	$2,331,084
Low month-end balances of total deposits	2,208,941	2,282,214	2,217,477

During the first six months of 2018, the average balance of deposits increased by $111.8 million from the average balance for the year ended December 31, 2017. Average non-interest bearing deposits increased by $48.4 million, average interest-bearing balances decreased by $3.0 million, savings account balances increased $14.1 million and balances of time deposits increased $52.4 million. The increases were primarily due to the result of deposit balances acquired in the acquisition of First Bank during the second quarter of 2018.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
3 months or less	$51,229	$31,467
Over 3 through 6 months	76,406	34,194
Over 6 through 12 months	69,585	54,607
Over 12 months	66,357	46,805
Total	$263,577	$167,073

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2018 and December 31, 2017 is presented below (dollars in thousands):

	June 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$141,662	$155,388
Federal Home Loan Bank advances:
Fixed term – due in one year or less	14,000	—
Fixed term – due after one year	81,708	60,038
Debt:
Debt due after one year	9,375	10,313
Junior subordinated debentures	28,792	24,000
Total	$275,537	$249,739
Average interest rate at end of period	1.26%	1.00%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$178,587	$163,626
Federal funds purchased	11,750	20,000
Federal Home Loan Bank advances:
FHLB-Overnight	30,000	30,000
Fixed term – due in one year or less	14,000	5,000
Fixed term – due after one year	86,016	60,061
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	10,313	14,063
Junior subordinated debentures	30,221	24,000
Averages for the period (YTD):
Securities sold under agreements to repurchase	$155,023	$144,674
Federal funds purchased	3,510	3,996
Federal Home Loan Bank advances:
FHLB-overnight	14,740	8,598
Fixed term – due in one year or less	4,663	2,356
Fixed term – due after one year	64,345	46,452
Debt:
Loans due in one year or less	—	658
Loans due after one year	9,836	12,632
Junior subordinated debentures	25,862	23,956
Total	$277,979	$243,322
Average interest rate during the period	1.23%	1.02%

Securities sold under agreements to repurchase decreased $13.7 million during the first six months of 2018 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank and First Bank to economically fund loan demand.

At June 30, 2018 the fixed term advances consisted of $96 million as follows:

•	$5 million advance with a 3-month maturity, at 2.11%, due August 23, 2018

•	$5 million advance with a 6-month maturity, at 2.10%, due October 16, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 30, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of June 30, 2018. This loan was renewed on April 13, 2018 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (4.16% at June 30, 2018). The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at June 30, 2018 and 2017 and December 31, 2017.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. This credit agreement was amended and restated on April 13, 2018. The interest rate is floating at 2.25% over the federal funds rate (4.16% at June 30, 2018) and interest and principal payments are due quarterly. As of June 30, 2018, the balance due was $9.4 million. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf. The Company and First Mid Bank were in compliance with the then existing covenants at June 30, 2018 and December 31, 2017.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (4.01% and 4.21% at June 30, 2018 and December 31, 2017), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 3.94% and 3.19% at June 30, 2018 and December 31, 2017, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.19% and 3.44% at June 30, 2018 and December 31, 2017, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.04% and 3.29% at June 30, 2018 and December 31, 2017, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2018 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$38,658	$—	$—	$—	$—	$—	$38,658	$38,658
Certificates of deposit investments	1,490	490	950	—	—	—	2,930	2,930
Taxable investment securities	341	1	16,476	31,315	27,070	435,244	510,447	508,588
Nontaxable investment securities	—	923	2,849	5,786	2,375	163,306	175,239	175,240
Loans	880,537	281,769	350,053	273,919	270,514	319,891	2,376,683	2,323,768
Total	$921,026	$283,183	$370,328	$311,020	$299,959	$918,441	$3,103,957	$3,049,184
Interest-bearing liabilities:
Savings and NOW accounts	$296,671	$102,242	$102,242	$102,242	$102,242	$481,008	$1,186,647	$1,186,647
Money market accounts	314,067	19,028	19,028	19,028	19,028	44,380	434,559	434,559
Other time deposits	364,682	85,932	40,077	17,822	13,419	1,609	523,541	521,119
Short-term borrowings/debt	141,662	—	—	—	—	—	141,662	141,645
Long-term borrowings/debt	72,154	26,900	19,865	9,956	5,000	—	133,875	128,279
Total	$1,189,236	$234,102	$181,212	$149,048	$139,689	$526,997	$2,420,284	$2,412,249
Rate sensitive assets – rate sensitive liabilities	$(268,210)	$49,081	$189,116	$161,972	$160,270	$391,444	$683,673
Cumulative GAP	(268,210)	(219,129)	(30,013)	131,959	292,229	683,673
Cumulative amounts as % of total Rate sensitive assets	(8.6)%	1.6%	6.1%	5.2%	5.2%	12.6%
Cumulative Ratio	(8.6)%	(7.1)%	(1.0)%	4.3%	9.4%	22.0%

The static GAP analysis shows that at June 30, 2018, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s and First Bank's historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2018, the Company’s stockholders' equity increased $103 million, or 34%, to $411 million from $308 million as of December 31, 2017. During the first six months of 2018, net income contributed $18.4 million to equity before the payment of dividends to stockholders, stock issued in the acquisition for First Bank contributed $61.4 million and stock issued following the capital raise, net of direct issuance costs, contributed $34 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $7.0 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank and First Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2018 and December 31, 2017, the Company, First Mid Bank, and First Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to risk-weighted assets)
Company	$377,616	13.97%	$266,848	> 9.875%	N/A	N/A
First Mid Bank	290,953	12.55	228,997	> 9.875	$231,895	> 10.00%
First Bank & Trust	44,809	11.98	36,945	> 9.875	37,413	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	355,572	13.16	212,803	> 7.875	N/A	N/A
First Mid Bank	269,228	11.61	182,618	> 7.875	185,516	> 8.00
First Bank & Trust	44,490	11.89	29,463	> 7.875	29,930	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	325,572	12.05	172,269	> 6.375	N/A	N/A
First Mid Bank	269,228	11.61	147,833	> 6.375	150,732	> 6.50
First Bank & Trust	44,490	11.89	23,851	> 6.375	24,318	> 6.50
Tier 1 Capital (to average assets)
Company	355,572	10.99	129,362	> 4.00	N/A	N/A
First Mid Bank	269,228	9.71	110,939	> 4.00	138,673	> 5.00
First Bank & Trust	44,490	9.80	18,156	> 4.00	22,696	> 5.00
December 31, 2017
Total Capital (to risk-weighted assets)
Company	$290,843	12.70%	$211,848	> 9.25%	N/A	N/A
First Mid Bank	282,621	12.39	211,064	> 9.25	$228,177	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	270,866	11.83	166,043	> 7.25	N/A	N/A
First Mid Bank	262,644	11.51	165,428	> 7.25	182,542	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	246,866	10.78	131,690	> 5.75	N/A	N/A
First Mid Bank	262,644	11.51	131,202	> 5.75	148,315	> 6.50
Tier 1 Capital (to average assets)
Company	270,866	9.91	109,381	> 4.00	N/A	N/A
First Mid Bank	262,644	9.63	109,113	> 4.00	136,392	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2018 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2018, both the Company, First Mid Bank, and First Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  There were no stock options granted in 2017 or 2016.  The Company awarded 13,250 restricted stock awards during 2018 and 15,450 and 18,391 as stock unit awards during 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, the Company repurchased 2,588 shares at $95,109. These shares were a result of of cancellation of shares withheld in conjunction with vested options of one First Bank employee. The shares were withheld to cover payroll taxes. Since 1998, the Company has repurchased a total of 2,063,727 shares at a total price of approximately $70.3 million.  As of June 30, 2018, the Company is authorized per all repurchase programs to purchase $6.3 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2018, First Mid Bank met these regulatory requirements.

•
First Mid Bank and First Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2018, the excess collateral at the FHLB would support approximately $195.0 million of additional advances for First Mid Bank and First Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2018, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 13, 2018 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2018 and 2017 and December 31, 2017.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$523,541	$364,682	$126,009	$31,241	$1,609
Debt	40,181	3,750	5,625	—	30,806
Other borrowings	237,662	175,662	47,000	15,000	—
Operating leases	43,956	2,611	4,074	3,798	33,473
Supplemental retirement	565	100	120	100	245
	$845,905	$546,805	$182,828	$50,139	$66,133

For the six months ended June 30, 2018, net cash of $18.0 million and $31.2 million was provided from operating activities and financing activities, respectively, and $52.5 million was used in investing activities. In total, cash and cash equivalents decreased by $3.3 million since year-end 2017.

Off-Balance Sheet Arrangements

First Mid Bank and First Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets.  The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Unused commitments and lines of credit:
Commercial real estate	$64,091	$73,268
Commercial operating	256,440	223,960
Home equity	45,943	38,318
Other	103,043	69,333
Total	$469,517	$404,879
Standby letters of credit	$42,524	$10,626

The increase in 2018 is primarily due to the acquisition of First Bank. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	0	$0.00	0	$6,375,000
May 1, 2018 - May 31, 2018	2,588	$36.75	2,588	$6,280,000
June 1, 2018 - June 30, 2018	0	$0.00	0	$6,280,000
Total	2,588	$0.00	2,588	$6,280,000
See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and that immediately precedes the exhibits filed.

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
2.1
Agreement and Plan of Merger by and among First Mid-Illinois Bancshares, Inc., Project Almond Merger Sub LLC and SCB Bancorp, Inc., dated June 12, 2018 (incorporated by reference to Exhibit 2.1 to First Mid-Illinois Bancshares, Inc's current report on Form 8-K/A filed with SEC on June 13, 2018)

3.1
Amendment to Restated Certificate of Incorporation, dated April 26, 2018 (incorporated by reference to Exhibit 3.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 26, 2018)

3.2
Restated Certificate of Incorporation, dated April 26, 2018 (incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 26, 2018)

10.3
Fifth Amended and Restated Credit Agreement by and between First Mid-Illinois Bancshares, Inc. and The Northern Trust Company, dated as of April 13, 2018 (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on April 13, 2018)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  August 6, 2018
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer