Form 10-Q
period 2018-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2018-11-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or
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

As of November 8, 2018, 15,297,425 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks:
Non-interest bearing	$53,388	$75,398
Interest bearing	10,435	12,990
Federal funds sold	662	491
Cash and cash equivalents	64,485	88,879
Certificates of deposit investments	2,183	1,685
Investment securities:
Available-for-sale, at fair value	599,080	578,579
Held-to-maturity, at amortized cost (estimated fair value of $67,395 and $68,457 at September 30, 2018 and December 31, 2017, respectively)	69,409	69,332
Loans held for sale	940	1,025
Loans	2,399,220	1,938,476
Less allowance for loan losses	(23,839)	(19,977)
Net loans	2,375,381	1,918,499
Interest receivable	14,928	10,832
Other real estate owned	2,093	2,754
Premises and equipment, net	47,327	38,266
Goodwill, net	86,641	60,150
Intangible assets, net	15,373	10,679
Bank owned life insurance	51,443	41,883
Other assets	26,194	18,976
Total assets	$3,355,477	$2,841,539
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$493,935	$480,283
Interest bearing	2,157,462	1,794,356
Total deposits	2,651,397	2,274,639
Securities sold under agreements to repurchase	98,875	155,388
Interest payable	1,400	602
FHLB borrowings	120,736	60,038
Other borrowings	29,500	10,313
Junior subordinated debentures	28,958	24,000
Other liabilities	7,778	8,595
Total liabilities	2,938,644	2,533,575
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 15,867,990 and 13,231,225 shares in 2018 and 2017, respectively	65,472	54,925
Additional paid-in capital	250,484	163,603
Retained earnings	126,955	104,683
Deferred compensation	2,553	3,540
Accumulated other comprehensive loss	(12,173)	(2,304)
Less treasury stock at cost, 573,065 shares in 2018 and 570,477 shares in 2017	(16,458)	(16,483)
Total stockholders’ equity	416,833	307,964
Total liabilities and stockholders’ equity	$3,355,477	$2,841,539

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$28,850	$20,385	$75,219	$61,337
Interest on investment securities	4,511	4,179	13,271	12,585
Interest on certificates of deposit investments	13	9	34	41
Interest on federal funds sold	2	1	5	62
Interest on deposits with other financial institutions	112	40	248	217
Total interest income	33,488	24,614	88,777	74,242
Interest expense:
Interest on deposits	2,217	1,028	5,149	2,840
Interest on securities sold under agreements to repurchase	72	51	196	137
Interest on FHLB borrowings	559	283	1,309	602
Interest on other borrowings	148	143	374	385
Interest on subordinated debentures	405	236	1,013	680
Total interest expense	3,401	1,741	8,041	4,644
Net interest income	30,087	22,873	80,736	69,598
Provision for loan losses	2,551	1,489	5,483	5,051
Net interest income after provision for loan losses	27,536	21,384	75,253	64,547
Other income:
Trust revenues	919	925	2,934	2,696
Brokerage commissions	660	536	1,986	1,550
Insurance commissions	877	670	3,202	3,148
Service charges	2,009	1,758	5,447	5,160
Securities gains, net	—	254	901	589
Mortgage banking revenue, net	368	347	939	875
ATM / debit card revenue	1,979	1,595	5,443	4,828
Bank owned life insurance	342	792	933	1,355
Other	765	784	1,982	2,925
Total other income	7,919	7,661	23,767	23,126
Other expense:
Salaries and employee benefits	11,600	9,648	32,851	29,685
Net occupancy and equipment expense	3,530	3,129	10,308	9,378
Net other real estate owned expense (income)	(61)	385	22	530
FDIC insurance	174	210	740	679
Amortization of intangible assets	838	545	2,059	1,651
Stationery and supplies	328	168	725	539
Legal and professional	1,071	871	3,925	2,596
Marketing and donations	468	338	1,253	909
Other	6,542	2,618	11,777	9,102
Total other expense	24,490	17,912	63,660	55,069
Income before income taxes	10,965	11,133	35,360	32,604
Income taxes	2,731	3,538	8,699	10,545
Net income	$8,234	$7,595	$26,661	$22,059
Per share data:
Basic net income per common share available to common stockholders	$0.54	$0.61	$1.91	$1.76
Diluted net income per common share available to common stockholders	$0.54	$0.61	$1.90	$1.76
Cash dividends declared per common share	$—	$—	$0.34	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$8,234	$7,595	$26,661	$22,059
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,191 and $327 for three months ended September 30, 2018 and 2017, respectively and $3,796 and $(5,154) for nine months ended September 30, 2018 and 2017, respectively.	(2,919)	(512)	(9,289)	8,068
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) and $(11) for three months ended September 30, 2018 and 2017, respectively and $(25) and $(32) for nine months ended September 30, 2018 and 2017, respectively.	20	16	60	51
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $99 for three months ended September 30, 2018 and 2017, respectively and $261 and $230 for nine months ended September 30, 2018 and 2017, respectively.	—	(155)	(640)	(359)
Other comprehensive income (loss), net of taxes	(2,899)	(651)	(9,869)	7,760
Comprehensive income	$5,335	$6,944	$16,792	$29,819

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$26,661	$22,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,483	5,051
Depreciation, amortization and accretion, net	5,431	6,241
Change in cash surrender value of bank owned life insurance	(933)	(844)
Stock-based compensation expense	242	300
Gains on investment securities, net	(901)	(589)
(Gain) loss on sales of repossessed assets, net	(62)	349
Loss on write down of premises and equipment	26	337
Gains on sale of loans held for sale, net	(796)	(809)
Decrease in accrued interest receivable	(1,767)	(323)
Increase in accrued interest payable	541	38
Origination of loans held for sale	(48,214)	(45,076)
Proceeds from sale of loans held for sale	49,095	44,981
Decrease in other assets	575	2,475
Decrease in other liabilities	(8,941)	(1,421)
Net cash provided by operating activities	26,440	32,769
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	747	12,958
Proceeds from sales of securities available-for-sale	13,152	96,184
Proceeds from maturities of securities available-for-sale	40,476	52,894
Purchases of securities available-for-sale	(30,082)	(134,807)
Net increase in loans	(99,308)	(49,198)
Purchases of premises and equipment	(1,765)	(1,304)
Proceeds from sales of other real property owned	1,490	5,356
Net cash provided by acquisition	10,323	—
Net cash used in investing activities	(64,967)	(17,917)
Cash flows from financing activities:
Net decrease in deposits	(8,866)	(112,410)
Increase in federal funds purchased	22,000	20,000
Decrease in repurchase agreements	(56,513)	(69,403)
Proceeds from FHLB advances	45,000	52,000
Repayment of FHLB advances	(15,000)	(5,000)
Repayment from short-term debt	—	(6,813)
Repayment of long-term debt	(2,813)	—
Proceeds from issuance of common stock	36,519	4,195
Direct expenses related to capital transactions	(2,243)	(213)
Purchase of treasury stock	(95)	—
Dividends paid on common stock	(3,856)	(3,467)
Net cash provided by (used in) financing activities	14,133	(121,111)
Decrease in cash and cash equivalents	(24,394)	(106,259)
Cash and cash equivalents at beginning of period	88,879	175,902
Cash and cash equivalents at end of period	$64,485	$69,643

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2018	2017

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,243	$4,627
Income taxes	7,919	7,969
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	224	5,317
Dividends reinvested in common stock	533	527
Net tax benefit related to option and deferred compensation plans	160	221
Supplemental disclosure of purchase of capital stock of First Bank
Fair value of assets acquired	$501,285	$—
Consideration paid:
Cash paid	10,275	—
Common stock issued	61,350	—
Total consideration paid	71,625	—
Fair value of liabilities assumed	$429,660	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), formerly known as First Mid-Illinois Bank & Trust, N.A., First Mid Wealth Management, Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2018 and 2017, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2018 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018. The Company operates as a one-segment entity for financial reporting purposes.

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

The First Bank Merger closed on May 1, 2018 and the Company issued an aggregate total of 1,643,900 shares of common stock paying approximately $10,275,000, including cash in lieu of fractional shares. The accounting for the First Bank Merger is presented in Note 8 to the consolidated financial statements. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, merged with and into the Company’s wholly owned bank subsidiary, First Mid Bank, on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices became branches of First Mid Bank.

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

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger (other than shares held in treasury by SCB and shares held by stockholders who have properly made and not withdrawn a demand for appraisal rights under Illinois law) will be converted into and become the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld and subject to certain potential adjustments. Overall elections are subject to proration such that, depending on the number of shares of SCB common stock electing shares of the Company’s common stock, between 19 and 32.5 percent of the SCB shares will be exchanged for cash, and between 67.5 and 81 percent will be exchanged for the Company’s common stock. Additionally, SCB’s outstanding stock options will be fully vested upon consummation of the SCB Merger, and all outstanding SCB options that are unexercised prior to the effective time of the SCB Merger will be cashed out. In addition, immediately prior to the closing of the proposed merger, SCB will pay a special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger is subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger is anticipated to be completed in November 2018.

It is anticipated that SCB’s wholly-owned bank subsidiary, Soy Capital Bank and Trust Company (“Soy Capital Bank”), will be merged with and into First Mid Bank at a date following completion of the Merger. At the time of the bank merger, Soy Capital Bank’s banking offices will become branches of First Mid Bank.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the nine months ended September 30, 2018, the company sold no shares of common stock under the program. As of September 30, 2018, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2018
Net unrealized losses on securities available-for-sale	$(16,949)	$—	$(16,949)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(197)	—	(197)
Securities with other-than-temporary impairment losses	—	—	—
Tax benefit	4,973	—	4,973
Balance at September 30, 2018	$(12,173)	$—	$(12,173)

December 31, 2017
Net unrealized losses on securities available-for-sale	$(2,619)	$—	$(2,619)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(281)	—	(281)
Securities with other-than-temporary impairment losses	—	(345)	(345)
Tax benefit	841	100	941
Balance at December 31, 2017	$(2,059)	$(245)	$(2,304)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Realized gains on available-for-sale securities	$—	$254	$901	$589	Securities gains, net
					(Total reclassified amount before tax)
	—	(99)	(261)	(230)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$—	$155	$640	$359	Net reclassified amount

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

Pending New Accounting Guidance

Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management continues to evaluate the impact ASU 2016-02 will have on the Company's consolidated financial statements. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. However, the determination of the final amount is dependent on the terms of leases in effect and the level of interest rates on January 1, 2019.  The Company does not expect the new guidance will have a material impact on its consolidated statement of income.

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

Accounting Standards Update 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  In August 2018, FASB issued ASU 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$8,234,000	$7,595,000	$26,661,000	$22,059,000
Weighted average common shares outstanding	15,290,539	12,528,674	13,982,339	12,498,913
Basic earnings per common share	$0.54	$0.61	$1.91	$1.76
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	8,234,000	7,595,000	$26,661,000	$22,059,000
Weighted average common shares outstanding	15,290,539	12,528,674	13,982,339	12,498,913
Dilutive potential common shares:
Assumed conversion of stock options	2,429	6,299	3,570	6,827
Restricted stock awarded	13,250	836	13,250	836
Dilutive potential common shares	15,679	7,135	16,820	7,663
Diluted weighted average common shares outstanding	15,306,218	12,535,809	13,999,159	12,506,576
Diluted earnings per common share	$0.54	$0.61	$1.90	$1.76

There were no shares not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2018 and 2017 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$127,365	$—	$(4,696)	$122,669
Obligations of states and political subdivisions	176,273	570	(3,497)	173,346
Mortgage-backed securities: GSE residential	310,122	132	(9,585)	300,669
Other securities	2,269	127	—	2,396
Total available-for-sale	$616,029	$829	$(17,778)	$599,080
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,409	$—	$(2,014)	$67,395

December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$115,796	$8	$(2,034)	$113,770
Obligations of states and political subdivisions	165,037	2,254	(1,025)	166,266
Mortgage-backed securities: GSE residential	295,778	493	(2,460)	293,811
Trust preferred securities	2,893	—	(345)	2,548
Other securities	2,039	145	—	2,184
Total available-for-sale	$581,543	$2,900	$(5,864)	$578,579
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,332	$103	$(978)	$68,457

Trust preferred securities represents one trust preferred pooled security issued by First Tennessee Financial (“FTN”). This security was sold during the second quarter of 2018.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross gains	$—	$394	$941	$746
Gross losses	—	(140)	(40)	(157)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2018 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,272	$37,397	$—	$—	$122,669
Obligations of state and political subdivisions	16,847	78,561	76,890	1,048	173,346
Mortgage-backed securities: GSE residential	4	120,920	179,745	—	300,669
Other securities	—	2,015	—	381	2,396
Total available-for-sale investments	$102,123	$238,893	$256,635	$1,429	$599,080
Weighted average yield	2.34%	2.76%	2.95%	3.12%	2.77%
Full tax-equivalent yield	2.51%	3.12%	3.31%	4.16%	3.10%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,994	$29,415	$—	$—	$69,409
Weighted average yield	1.76%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2018.

Investment securities carried at approximately $575 million and $479 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,162	$(1,957)	$55,507	$(2,739)	$122,669	$(4,696)
Obligations of states and political subdivisions	101,192	(2,338)	18,856	(1,159)	120,048	(3,497)
Mortgage-backed securities: GSE residential	234,958	(8,724)	45,257	(861)	280,215	(9,585)
Total	$403,312	$(13,019)	$119,620	$(4,759)	$522,932	$(17,778)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,510	$(340)	$42,885	$(1,674)	$67,395	$(2,014)
December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,584	$(540)	$47,972	$(1,494)	$106,556	$(2,034)
Obligations of states and political subdivisions	42,618	(769)	9,267	(256)	51,885	(1,025)
Mortgage-backed securities: GSE residential	187,949	(1,942)	22,609	(518)	210,558	(2,460)
Trust preferred securities	—	—	2,548	(345)	2,548	(345)
Total	$289,151	$(3,251)	$82,396	$(2,613)	$371,547	$(5,864)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,101	$(525)	$14,540	$(453)	$48,641	$(978)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2018 there were fourteen available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $55,507,000 and unrealized losses of $2,739,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 , there were eleven available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,972,000 and unrealized losses of $1,494,000 in a continuous unrealized loss position for twelve months or more. At September 30, 2018 there were eight held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $42,885,000 and unrealized losses of $1,674,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,540,000 and unrealized losses of $453,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2018 there were forty-one obligations of states and political subdivisions with a fair value of $18,856,000 and unrealized losses of $1,159,000 in a continuous loss position for twelve months or more. At December 31, 2017, there were thirty-nine obligations of states and political subdivisions with a fair value of $9,267,000 and unrealized losses of $256,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2018 there were thirty-two mortgage-backed securities with a fair value of $45,257,000 and unrealized losses of $861,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were twenty-six mortgage-backed securities with a fair value of $22,609,000 and unrealized losses of $518,000 in a continuous unrealized loss position for twelve months or more.

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

Other securities. At September 30, 2018 and December 31, 2017, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2018 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017 (in thousands).

	Accumulated Credit Losses
	September 30, 2018	September 30, 2017
Credit losses on trust preferred securities held
Beginning of period	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	(1,111)	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$—	$1,111

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in recovery of all of the book value of the security. The net proceeds exceeded the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2018 and December 31, 2017 follows (in thousands):

	September 30, 2018	December 31, 2017
Construction and land development	$91,768	$107,721
Agricultural real estate	191,812	127,232
1-4 Family residential properties	368,759	294,483
Multifamily residential properties	100,881	61,966
Commercial real estate	818,093	684,639
Loans secured by real estate	1,571,313	1,276,041
Agricultural loans	120,812	86,602
Commercial and industrial loans	541,099	445,378
Consumer loans	57,788	30,070
All other loans	117,031	108,023
Total Gross loans	2,408,043	1,946,114
Less: Loans held for sale	940	1,025
	2,407,103	1,945,089
Less:
Net deferred loan fees, premiums and discounts	7,883	6,613
Allowance for loan losses	23,839	19,977
Net loans	$2,375,381	$1,918,499

Net loans increased $456.9 million as of September 30, 2018 compared to December 31, 2017. Of this increase, approximately $364.9 million is a result of the acquisition of First Bank & Trust. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At September 30, 2018, the Company’s loan portfolio included $312.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $236.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $98.8 million from $213.8 million at December 31, 2017 due to $81.8 million acquired from First Bank & Trust and seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming increased $66.0 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $129.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $235.2 million of loans to lessors of non-residential buildings, $230.2 million of loans to lessors of residential buildings and dwellings, and $96.3 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2018
Allowance for loan losses:
Balance, beginning of period	$18,663	$1,900	$554	$928	$—	$22,045
Provision charged to expense	1,197	247	942	165	—	2,551
Losses charged off	(439)	(93)	(181)	(133)	—	(846)
Recoveries	5	—	2	82	—	89
Balance, end of period	$19,426	$2,054	$1,317	$1,042	$—	$23,839
Ending balance:
Individually evaluated for impairment	$858	$—	$249	$1	$—	$1,108
Collectively evaluated for impairment	$18,157	$2,054	$1,068	$1,041	$—	$22,320
Acquired with deteriorated credit quality	$411	$—	$—	$—	$—	$411

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2017
Allowance for loan losses:
Balance, beginning of period	$14,747	$1,743	$969	$716	$34	$18,209
Provision charged to expense	1,440	(57)	(2)	72	36	1,489
Losses charged off	(1,242)	—	(7)	(160)	—	(1,409)
Recoveries	158	1	78	63	—	300
Balance, end of period	$15,103	$1,687	$1,038	$691	$70	$18,589
Ending balance:
Individually evaluated for impairment	$168	$—	$125	$2	$—	$295
Collectively evaluated for impairment	$14,935	$1,687	$913	$689	$70	$18,294
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	3,467	405	1,211	400	—	5,483
Losses charged off	(715)	(93)	(836)	(397)	—	(2,041)
Recoveries	128	—	56	236	—	420
Balance, end of period	$19,426	$2,054	$1,317	$1,042	$—	$23,839
Ending balance:
Individually evaluated for impairment	$858	$—	$249	$1	$—	$1,108
Collectively evaluated for impairment	$18,157	$2,054	$1,068	$1,041	$—	$22,320
Acquired with deteriorated credit quality	$411	$—	$—	$—	$—	$411
Loans:
Individually evaluated for impairment	$14,924	$42	$2,708	$159	$—	$17,833
Collectively evaluated for impairment	1,605,717	312,145	381,012	69,048	$—	2,367,922
Acquired with deteriorated credit quality	11,435	4	2,961	5	$—	14,405
Ending balance	$1,632,076	$312,191	$386,681	$69,212	$—	$2,400,160

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	4,573	98	167	179	34	5,051
Losses charged off	(2,725)	(662)	(106)	(397)	—	(3,890)
Recoveries	354	2	103	216	—	675
Balance, end of period	$15,103	$1,687	$1,038	$691	$70	$18,589
Ending balance:
Individually evaluated for impairment	$168	$—	$125	$2	$—	$295
Collectively evaluated for impairment	$14,935	$1,687	$913	$689	$70	$18,294
Acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$7,635	$513	$1,418	$210	$—	$9,776
Collectively evaluated for impairment	1,287,821	206,669	324,920	32,892	—	1,852,302
Acquired with deteriorated credit quality	5,484	—	—	—	—	5,484
Ending balance	$1,300,940	$207,182	$326,338	$33,102	$—	$1,867,562
Year ended December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of year	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Acquired with deteriorated credit quality	$9	$—	$—	$—	$—	$9
Loans:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	1,360,156	213,033	314,097	38,870	—	1,926,156
Acquired with deteriorated credit quality	259	—	—	—	—	259
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2018 and December 31, 2017 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$90,552	$107,140	$180,273	$120,767	$345,527	$282,441	$90,751	$60,954
Special Mention	439	454	9,500	4,829	7,142	2,654	4,900	476
Substandard	364	—	1,951	1,587	14,674	8,572	4,717	368
Doubtful	—	—	—	—	—	—	—	—
Total	$91,355	$107,594	$191,724	$127,183	$367,343	$293,667	$100,368	$61,798

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$772,696	$647,208	$111,903	$83,469	$524,649	$425,846	$55,865	$29,375
Special Mention	16,716	16,941	8,048	2,304	5,841	11,492	200	5
Substandard	25,162	17,608	819	858	9,897	6,925	1,183	369
Doubtful	—	—	—	—	—	—	—	—
Total	$814,574	$681,757	$120,770	$86,631	$540,387	$444,263	$57,248	$29,749

	All Other Loans		Total Loans
	2018	2017	2018	2017
Pass	$113,630	$103,339	$2,285,846	$1,860,539
Special Mention	2,746	3,520	55,532	42,675
Substandard	15	—	58,782	36,287
Doubtful	—	—	—	—
Total	$116,391	$106,859	$2,400,160	$1,939,501

The following table presents the Company’s loan portfolio aging analysis at September 30, 2018 and December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2018
Construction and land development	$773	$—	$61	$834	$90,521	$91,355	$—
Agricultural real estate	42	—	1,066	1,108	190,616	191,724	—
1-4 Family residential properties	5,777	2,313	2,002	10,092	357,251	367,343	—
Multifamily residential properties	—	305	229	534	99,834	100,368	—
Commercial real estate	3,535	1,285	3,010	7,830	806,744	814,574	—
Loans secured by real estate	10,127	3,903	6,368	20,398	1,544,966	1,565,364	—
Agricultural loans	170	—	522	692	120,078	120,770	—
Commercial and industrial loans	809	467	3,989	5,265	535,122	540,387	—
Consumer loans	989	447	304	1,740	55,508	57,248	—
All other loans	—	—	—	—	116,391	116,391	—
Total loans	$12,095	$4,817	$11,183	$28,095	$2,372,065	$2,400,160	$—
December 31, 2017
Construction and land development	$26	$48	$—	$74	$107,520	$107,594	$—
Agricultural real estate	—	—	396	396	126,787	127,183	—
1-4 Family residential properties	3,023	538	1,767	5,328	288,339	293,667	—
Multifamily residential properties	—	—	—	—	61,798	61,798	—
Commercial real estate	90	38	3,566	3,694	678,063	681,757	—
Loans secured by real estate	3,139	624	5,729	9,492	1,262,507	1,271,999	—
Agricultural loans	—	32	158	190	86,441	86,631	—
Commercial and industrial loans	192	3	770	965	443,298	444,263	—
Consumer loans	178	67	27	272	29,477	29,749	—
All other loans	—	—	—	—	106,859	106,859	—
Total loans	$3,509	$726	$6,684	$10,919	$1,928,582	$1,939,501	$—

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

The following tables present impaired loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$292	$292	$21	$—	$—	$—
Agricultural real estate	—	—	—	276	276	—
1-4 Family residential properties	5,670	6,057	249	1,026	1,347	25
Multifamily residential properties	4,488	4,488	—	313	313	—
Commercial real estate	13,032	13,053	783	5,544	5,565	531
Loans secured by real estate	23,482	23,890	1,053	7,159	7,501	556
Agricultural loans	46	609	—	212	1,009	2
Commercial and industrial loans	8,546	9,228	465	5,774	6,037	64
Consumer loans	164	164	1	200	200	1
Total loans	$32,238	$33,891	$1,519	$13,345	$14,747	$623
Loans without a specific allowance:
Construction and land development	$67	$67	$—	$—	$—	$—
Agricultural real estate	171	171	—	15	15	—
1-4 Family residential properties	3,343	4,465	—	2,239	2,664	—
Multifamily residential properties	229	229	—	55	55	—
Commercial real estate	975	1,046	—	303	368	—
Loans secured by real estate	4,785	5,978	—	2,612	3,102	—
Agricultural loans	717	154	—	545	—	—
Commercial and industrial loans	923	958	—	909	1,249	—
Consumer loans	447	959	—	102	119	—
All other loans	6	6	—	—	—	—
Total loans	$6,878	$8,055	$—	$4,168	$4,470	$—
Total loans:
Construction and land development	$359	$359	$21	$—	$—	$—
Agricultural real estate	171	171	—	291	291	—
1-4 Family residential properties	9,013	10,522	249	3,265	4,011	25
Multifamily residential properties	4,717	4,717	—	368	368	—
Commercial real estate	14,007	14,099	783	5,847	5,933	531
Loans secured by real estate	28,267	29,868	1,053	9,771	10,603	556
Agricultural loans	763	763	—	757	1,009	2
Commercial and industrial loans	9,469	10,186	465	6,683	7,286	64
Consumer loans	611	1,123	1	302	319	1
All other loans	6	6	—	—	—	—
Total loans	$39,116	$41,946	$1,519	$17,513	$19,217	$623

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	For the three months ended
	September 30, 2018		September 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$395	$22	$267	$—
Agricultural real estate	620	—	291	—
1-4 Family residential properties	7,574	137	3,047	5
Multifamily residential properties	3,164	126	8,017	80
Commercial real estate	11,932	188	5,762	6
Loans secured by real estate	23,685	473	17,384	91
Agricultural loans	752	—	834	—
Commercial and industrial loans	8,909	5	2,075	2
Consumer loans	234	—	296	—
All other loans	8	—	—	—
Total loans	$33,588	$478	$20,589	$93

	For the nine months ended
	September 30, 2018		September 30, 2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$167	$29	$98	$—
Agricultural real estate	182	—	293	—
1-4 Family residential properties	5,672	188	3,003	16
Multifamily residential properties	1,414	169	10,839	229
Commercial real estate	8,595	256	4,638	14
Loans secured by real estate	16,030	642	18,871	259
Agricultural loans	642	—	900	—
Commercial and industrial loans	8,109	7	2,216	6
Consumer loans	—	—	307	—
All other loans	—	—	—	—
Total loans	$24,781	$649	$22,294	$265

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at September 30, 2018 stated above that were still accruing was $1,908,000 of 1-4 Family residential properties, $679,000 of commercial real estate and $4,000 of consumer. The balance of loans modified in a troubled debt restructurings at September 30, 2017 included in the impaired loans stated above that were still accruing was $410,000 of 1-4 family residential properties, $5,217,000 of multifamily residential properties, $347,000 commercial real estate, $29,000 commercial and industrial loans, and $1,000 of consumer loans. For the nine months ended September 30, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2018 and December 31, 2017 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2018	December 31, 2017
Construction and land development	$67	$—
Agricultural real estate	171	291
1-4 Family residential properties	4,682	2,687
Multifamily residential properties	805	368
Commercial real estate	8,769	5,596
Loans secured by real estate	14,494	8,942
Agricultural loans	763	757
Commercial and industrial loans	9,473	6,658
Consumer loans	598	302
All other loans	6	—
Total loans	$25,334	$16,659

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,096,000 and $366,000 for the nine months ended September 30, 2018 and 2017, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations with First Clover Leaf Bank during the third quarter of 2016 and First Bank & Trust during the second quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf Bank acquisition. The amount of these loans at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Construction and land development	$292	$—
Agricultural real estate	—	—
1-4 Family residential properties	$2,961	$—
Multifamily residential properties	3,912	—
Commercial real estate	7,164	251
Loans secured by real estate	14,329	251
Agricultural loans	4	—
Commercial and industrial loans	67	8
Consumer loans	5	—
Carrying amount	14,405	259
Allowance for loan losses	411	9
Carrying amount, net of allowance	$13,994	$250

As of September 8, 2016, the First Clover Leaf acquisition date, the principal outstanding of PCI loans totaled $10,650,000 and the fair value of PCI loans totaled $8,688,000. The balance of these loans at September 30, 2018 was $379,000 and the fair value was $241,000. As of May 1, 2018, the First Bank acquisition date, the principal outstanding of PCI loans totaled $20,357,000 and the fair value of PCI loans totaled $16,126,000. The balance of these loans at September 30, 2018 was $17,646,000 and the fair value totaled $14,164,000.

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of September 30, 2018 there is no accretable yield on the PCI loans acquired. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of September 30, 2018, there were three loans with a change in expected cash flows and as a result, approximately $411,000 of provision was recorded. As of December 31, 2017, there was one loan with a change in expected cash flows and as a result, approximately $9,000 of provision was recorded.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2018 and December 31, 2017 was $10.3 million and $8.9 million, respectively.  There was $56,000 and $37,000 in specific reserves established with respect to these loans as of September 30, 2018 and December 31, 2017, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2018 and December 31, 2017 (in thousands).

Troubled debt restructurings:	September 30, 2018	December 31, 2017
1-4 Family residential properties	2,494	874
Commercial real estate	1,883	1,376
Loans secured by real estate	4,377	2,250
Agricultural loans	606	757
Commercial and industrial loans	5,208	5,690
Consumer loans	150	201
Total	$10,341	$8,898
Performing troubled debt restructurings:
1-4 Family residential properties	1,908	$578
Commercial real estate	679	251
Loans secured by real estate	2,587	829
Commercial and industrial loans	—	25
Consumer loans	4	—
Total	$2,591	$854

The increase in TDRs during the period was was primarily due to loans acquired in the acquisition of First Bank net of loans that paid off during the period.

The following table presents loans modified as TDRs during the nine months ended September 30, 2018 and 2017, as a result of various modified loan factors (in thousands):

	September 30, 2018			September 30, 2017
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	15	604	(b)(c)	1	17	(c)
Commercial real estate	1	437	(b)(d)	—	—
Loans secured by real estate	16	1,041		1	17
Agricultural loans	—	—		4	828	(b)(c)(d)
Commercial and industrial loans	2	99	(b)(c)	1	27	(c)
Consumer Loans	1	4	(b)(c)	—	—
Total	19	$1,144		6	$872

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2018. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2017.

The balance of real estate owned includes $2,093,000 and $2,754,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2018 and December 31, 2017, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $652,000 and $404,000 at September 30, 2018 and December 31, 2017, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$90,401	$3,760	$63,910	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	25,086	13,153	19,862	11,473
Other intangibles	3,731	2,422	3,731	2,285
	$122,233	$22,350	$90,518	$20,533

Goodwill of $27.4 million was provisionally recorded for acquisition and merger of First Bank during the second quarter of 2018. Goodwill was subsequently adjusted to $26.5 million to reflect proper valuation of financial assets and liabilities. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of First Bank and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$26,946
Purchase accounting adjustments:
Fair value of securities	320
Fair value of loans, net	3,463
Fair value of OREO	12
Fair value of mortgage servicing rights	(1,097)
Fair value of premises and equipment	689
Fair value of time deposits	1,301
Fair value of FHLB advances	(328)
Fair value of subordinated debentures	(1,451)
Core deposit intangible	(5,224)
Other assets and other liabilities, net	1,860
		(455)
Resulting goodwill from acquisition		$26,491

As part of the First Bank acquisition, the Company acquired mortgage servicing rights valued at $1,522,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2018, September 30, 2017 and December 31, 2017 (in thousands):

	September 30, 2018	September 30, 2017	December 31, 2017
Beginning Balance	$844	$985	$985
Mortgage servicing rights acquired during period	1,522	—	—
Mortgage servicing rights capitalized	7	—	—
Mortgage servicing rights amortized	(242)	(105)	(141)
Ending Balance	$2,131	$880	$844

Total amortization expense for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Core deposit intangibles	669	466	$1,680	$1,409
Other intangibles	46	46	137	137
Mortgage servicing rights	123	33	242	105
	$838	$545	$2,059	$1,651

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/18-09/30/18	$2,059
Estimated amortization expense:
For period 07/01/18-12/31/18	718
For year ended 12/31/19	2,903
For year ended 12/31/20	2,409
For year ended 12/31/21	1,943
For year ended 12/31/22	1,730
For year ended 12/31/23	1,547

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2018 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $98.9 million at September 30, 2018, a decrease of $56.5 million from $155.4 million at December 31, 2017. The decrease during the first nine months of 2018 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.24%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2018	December 31, 2017
US Treasury securities and obligations of U.S. government corporations & agencies	$62,202	$100,895
Mortgage-backed securities: GSE: residential	36,673	54,493
Total	$98,875	$155,388

FHLB borrowings increased to $121 million at September 30, 2018 from $60 million at December 31, 2017. Approximately $31 million of this increase resulted from the acquisition of First Bank. At September 30, 2018 the advances were as follows:

•	$5 million advance with a 6-month maturity, at 2.10%, due October 16, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%%, due December 27, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independent sources of market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include investments in trust preferred securities.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2017 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market was also inactive and continues to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at December 31, 2017,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$122,669	$—	$122,669	$—
Obligations of states and political subdivisions	173,346	—	173,346	—
Mortgage-backed securities	300,669	—	300,669	—
Other securities	2,396	381	2,015	—
Total available-for-sale securities	$599,080	$381	$598,699	$—
December 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$113,770	$—	$113,770	$—
Obligations of states and political subdivisions	166,266	—	166,266	—
Mortgage-backed securities	293,811	—	293,811	—
Trust preferred securities	2,548	—	—	2,548
Other securities	2,184	172	2,012	—
Total available-for-sale securities	$578,579	$172	$575,859	$2,548

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017 is summarized as follows (in thousands):

	Trust Preferred Securities
	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$—	$2,424	$2,548	$1,652
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	318	18	1,166
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(2,522)	—
Settlements	—	(41)	(44)	(117)
Ending balance	$—	$2,701	$—	$2,701
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2018 was $10,640,000 and a fair value of $9,356,000 resulting in specific loss exposures of $1,284,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2018 was $2,093,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans (collateral dependent)	$9,356	$—	$—	$9,356
December 31, 2017
Impaired loans (collateral dependent)	$3,053	$—	$—	$3,053
Foreclosed assets held for sale	91	—	—	91

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at September 30, 2018 and December 31, 2017 (in thousands).

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$9,356	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$2,548	Discounted cash flow	Discount rate	12.7%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	21.6%
			Probability of default	0.5%
			Projected cures given deferral	0.0%
			Loss severity	97.7%
Impaired loans (collateral dependent)	$3,053	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$91	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
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

Loans. For September 30, 2018, fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

Federal Funds Purchased. The carrying amount approximates fair value.

Interest Payable. The carrying amount approximates fair value.

Junior Subordinated Debentures, Federal Home Loan Bank Borrowings and Other Borrowings. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Financial Assets
Cash and due from banks	$63,823	$63,823	$63,823	$—	$—
Federal funds sold	662	662	662	—	—
Certificates of deposit investments	2,183	2,183	—	2,183	—
Available-for-sale securities	599,080	599,080	381	598,699	—
Held-to-maturity securities	69,409	67,395	—	67,395	—
Loans held for sale	940	940	—	940	—
Loans net of allowance for loan losses	2,375,381	2,325,734	—	—	2,325,734
Interest receivable	14,928	14,928	—	14,928	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,880	3,880	—	3,880	—
Financial Liabilities
Deposits	$2,651,397	$2,651,414	$—	$2,123,040	$528,374
Federal funds purchased	22,000	22,000	22,000	—	—
Securities sold under agreements to repurchase	98,875	98,868	—	98,868	—
Interest payable	1,400	1,400	—	1,400	—
Federal Home Loan Bank borrowings	120,736	120,264	—	120,264	—
Other borrowings	7,500	7,500	—	7,500	—
Junior subordinated debentures	28,958	23,780	—	23,780	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$88,388	$88,388	$88,388	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,692	—	1,692	—
Available-for-sale securities	578,579	578,579	172	575,859	2,548
Held-to-maturity securities	69,332	68,457	—	68,457	—
Loans held for sale	1,025	1,025	—	1,025	—
Loans net of allowance for loan losses	1,918,499	1,899,678	—	—	1,899,678
Interest receivable	10,832	10,832	—	10,832	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	$2,274,639	$2,272,868	$—	$1,930,604	$342,264
Securities sold under agreements to repurchase	155,388	155,394	—	155,394	—
Interest payable	602	602	—	602	—
Federal Home Loan Bank borrowings	60,038	59,968	—	59,968	—
Other borrowings	10,313	10,313	—	10,313	—
Junior subordinated debentures	24,000	18,050	—	18,050	—

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

On May 1, 2018, the Company issued an aggregate total of 1,643,900 shares of common stock valued at $37.32 per share and approximately $10,275,000, including cash in lieu of fractional shares. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), merged with and into First Mid Bank on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices became branches of First Mid Bank. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of May 1, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $26.5 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the First Bank acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Bank & Trust
Assets
Cash & due from banks	$20,598		$20,598
Investment Securities	59,906	(320)	59,586
Loans	371,156	(7,875)	363,281
Allowance for loan losses	(4,412)	4,412	—
Other real estate owned	547	(12)	535
Premises and equipment	10,126	(689)	9,437
Goodwill	543	25,948	26,491
Core deposit intangible	—	5,224	5,224
Other assets	16,389	(256)	16,133
Total assets acquired	$474,853	$26,432	$501,285
Liabilities and Stockholders' Equity
Deposits	$384,323	$1,301	$385,624
FHLB advances	31,000	(328)	30,672
Subordinated debentures	6,186	(1,451)	4,735
Other liabilities	8,665	(36)	8,629
Total liabilities assumed	430,174	(514)	429,660
Net assets acquired	$44,679	$26,946	$71,625

Consideration Paid
Cash			$10,275
Common stock			61,350
Total consideration paid			$71,625

The Company has recognized approximately $7.1 million, pre-tax, of acquisition costs for the First Bank acquisition. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place a the beginning of the period (dollars in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net interest income	$30,087	$27,373	$86,813	$83,289
Provision for loan losses	2,551	1,679	5,683	5,546
Non-interest income	7,919	8,544	24,879	25,758
Non-interest expense	24,490	24,271	68,144	72,157
Income before income taxes	10,965	9,967	37,865	31,344
Income tax expense	2,731	3,315	9,356	10,147
Net income	$8,234	$6,652	$28,509	$21,197

Earnings per share
Basic	$0.54	$0.47	$1.94	$1.50
Diluted	$0.54	$0.47	$1.94	$1.50

Basic weighted average shares outstanding	15,290,539	14,172,574	14,704,888	14,142,813
Diluted weighted average shares outstanding	15,308,218	14,179,709	14,721,708	14,150,476

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

Actual revenue and earnings of First Bank & Trust included in the consolidated statement of income of the Company from the acquisition date to September 30, 2018 was $10,660,000 and $3,366,000, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2018 and 2017.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Acquisitions

On May 1, 2018, the Company completed its acquisition of First Bank. Financial results for the third quarter of 2018 include the income and expenses of First Bank & Trust for the period May 1 through September 30, 2018. At the date of the acquisition, the fair value of First Bank's total assets was $501 million, including $363 million of loans. The fair value of First Bank's deposits was $386 million. Net income before taxes was positively impacted by $1,852,000 due to First Bank & Trust's purchase accounting net accretion and amortization expense of intangibles during the quarter. During the third quarter of 2018, the Company also incurred $3,494,000 of pre-tax acquisition expenses related to the acquisition of First Bank, comprised primarily of legal, consulting and change-in-control costs. During the nine months ended September 30, 2018, pre-tax expenses related to the acquisition totaled $6,935,000.

On June 12, 2018, the Company and Almond Merger Sub, entered into an Agreement and Plan of Merger with SCB pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of SCB pursuant to a business combination whereby SCB will merge with and into Almond Merger Sub, whereupon the separate corporate existence of SCB will cease and Almond Merger Sub will continue as the surviving company and a wholly-owned subsidiary of the Company. The Company expects to complete this acquisition in November 2018.

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

Net income was $26,661,000 and $22,059,000 for the nine months ended September 30, 2018 and 2017, respectively. Diluted net income per common share available to common stockholders was $1.90 and $1.76 for the nine months ended September 30, 2018 and 2017.

The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2018 and 2017, compared to the performance ratios for the year ended December 31, 2017:

	Nine months ended		Year ended
	September 30, 2018	September 30, 2017	December 31, 2017
Return on average assets	1.14%	1.04%	0.94%
Return on average common equity	9.84%	9.96%	8.92%
Average equity to average assets	11.58%	10.42%	10.59%

Total assets were $3.4 billion at September 30, 2018, compared to $2.8 billion as of December 31, 2017. From December 31, 2017 to September 30, 2018, cash and interest bearing deposits decreased $24.4 million, net loan balances increased $456.9 million and investment securities increased $20.6 million. Net loan balances were $2.38 billion at September 30, 2018 compared to $1.92 billion at December 31, 2017.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.73% for the nine months ended September 30, 2018, up from 3.55% for the same period in 2017. This increase was primarily due to an increase in loan balances, higher yields on investments, and accretion income from the acquisitions of First Bank and First Clover Leaf Bank. Net interest income before the provision for loan losses was $80.7 million compared to net interest income of $69.6 million for the same period in 2017. The increase in net interest income was primarily due to the growth in average earnings assets as a result of loans and investment securities acquired from First Bank offset by an increase in cost of deposits and borrowings.

Total non-interest income of $23,767,000 increased $641,000 or 2.8% from $23,126,000 for the same period last year. Trust revenues increased $238,000, primarily due to an increase in revenue from defined contribution and other retirement accounts, and an increase in brokerage revenue of $436,000, primarily due to an increase in the number of brokerage accounts, and an increase in net securities gains of $312,000 offset by a decrease in other income of $943,000 primarily due to a income tax refund received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial Corp.

Total non-interest expense of $63.7 million increased $8,591,000 or 15.6% from $55.1 million for the same period last year. This increase was primarily due to legal and professional costs associated with the acquisition of First Bank and an increase in salaries and benefits expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2018 versus 2017
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$7,214	$11,138
Provision for loan losses	(1,062)	(432)
Other income, including securities transactions	258	641
Other expenses	(6,578)	(8,591)
Income taxes	807	1,846
Increase in net income	$639	$4,602

Credit quality is an area of importance to the Company. Total nonperforming loans were $27.9 million at September 30, 2018, compared to $19.8 million at September 30, 2017 and $17.5 million at December 31, 2017. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.1 million at September 30, 2018 compared to $2.3 million at September 30, 2017 and $2.8 million at December 31, 2017. The Company’s provision for loan losses for the nine months ended September 30, 2018 and 2017 was $5,483,000 and $5,051,000, respectively.  Total loans past due 30 days or more were 1.17% of loans at September 30, 2018 compared to 0.38% at September 30, 2017, and 0.56% of loans at December 31, 2017.  At September 30, 2018, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 65.2% of the loan portfolio as of September 30, 2018 and 65.6% as of December 31, 2017.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2018 and 2017 and December 31, 2017 was 13.73%, 12.41% and 11.83%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2018 and 2017 and December 31, 2017 was 14.62%, 13.26% and 12.70%, respectively. The increase in these ratios from December 31, 2017 was primarily due to net income added to retained earnings. The increase in these ratios was primarily due to the Company's capital raise that occurred during the second quarter of 2018.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2018 and 2017 were $481 million and $440 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affect results, including insurance assessment rates. The Company expensed $668,000 and $582,000 for this assessment during the first nine months of 2018 and 2017, respectively.

In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $72,000 and $97,000 during the first nine months of 2018 and 2017 for this assessment, respectively.

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

See discussion under the heading "Capital Resources" for a description of the Company's, and First Mid Bank's risk-based capital.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2018 and 2017 in the following table (dollars in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$22,426	$112	1.98%	$11,265	$40	1.44%
Federal funds sold	672	2	1.18%	490	1	0.83%
Certificates of deposit investments	2,605	13	1.98%	1,685	9	2.17%
Investment securities
Taxable	514,414	3,201	2.49%	579,025	2,984	2.06%
Tax-exempt (1)	175,415	1,310	2.99%	172,617	1,195	2.77%
Loans (2)	2,375,303	28,850	4.82%	1,840,570	20,385	4.49%
Total earning assets	3,090,835	33,488	4.30%	2,605,652	24,614	3.83%
Cash and due from banks	48,794			52,458
Premises and equipment	47,343			38,877
Other assets	184,508			140,768
Allowance for loan losses	(22,782)			(18,595)
Total assets	$3,348,698			$2,819,160
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,232,282	$904	0.29%	$1,131,699	$500	0.18%
Savings deposits	401,731	147	0.15%	366,541	119	0.13%
Time deposits	514,004	1,166	0.90%	325,070	409	0.51%
Securities sold under agreements to repurchase	121,443	72	0.24%	135,327	51	0.15%
FHLB advances	100,897	559	2.20%	73,051	283	1.57%
Fed Funds Purchased	7,584	58	3.03%	9,467	37	1.59%
Junior subordinated debt	28,815	405	5.58%	23,966	236	3.99%
Other debt	10,622	90	3.36%	12,177	106	3.53%
Total interest-bearing liabilities	2,417,378	3,401	0.56%	2,077,298	1,741	0.34%
Non interest-bearing demand deposits	504,274			425,077
Other liabilities	10,984			11,472
Stockholders' equity	416,062			305,313
Total liabilities & equity	$3,348,698			$2,819,160
Net interest income		$30,087			$22,873
Net interest spread			3.74%			3.49%
Impact of non-interest bearing funds			0.10%			0.06%
Net yield on interest- earning assets			3.84%			3.55%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$18,860	$248	1.76%	$30,200	$217	0.96%
Federal funds sold	599	5	1.17%	11,901	62	0.69%
Certificates of deposit investments	2,273	34	1.99%	3,867	41	1.42%
Investment securities:
Taxable	505,062	9,496	2.51%	579,444	8,999	2.07%
Tax-exempt (1)	169,896	3,775	2.96%	172,447	3,586	2.77%
Loans (2)	2,193,568	75,219	4.58%	1,820,264	61,337	4.51%
Total earning assets	2,890,258	88,777	4.11%	2,618,123	74,242	3.79%
Cash and due from banks	47,745			54,011
Premises and equipment	43,333			39,448
Other assets	161,267			141,180
Allowance for loan losses	(22,458)			(17,993)
Total assets	$3,120,145			$2,834,769
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,155,724	$2,037	0.24%	$1,129,427	$1,289	0.15%
Savings deposits	388,223	429	0.15%	368,291	353	0.13%
Time deposits	438,869	2,683	0.82%	353,191	1,198	0.45%
Securities sold under agreements to repurchase	143,707	196	0.18%	149,970	137	0.12%
FHLB advances	89,527	1,309	1.95%	53,076	602	1.52%
Fed Funds Purchased	4,883	93	2.55%	4,334	49	1.50%
Junior subordinated debt	26,858	1,013	5.04%	23,945	680	3.80%
Other debt	10,101	281	3.72%	13,987	336	3.22%
Total interest-bearing liabilities	2,257,892	8,041	0.48%	2,096,221	4,644	0.30%
Non interest-bearing demand deposits	492,775			434,201
Other liabilities	8,294			8,912
Stockholders' equity	361,184			295,435
Total liabilities & equity	$3,120,145			$2,834,769
Net interest income		$80,736			$69,598
Net interest spread			3.63%			3.49%
Impact of non-interest bearing funds			0.10%			0.06%
Net yield on interest- earning assets			3.73%			3.55%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2018, compared to the same periods in 2017 (in thousands):

	Three months ended September 30, 2018 compared to 2017 Increase / (Decrease)			Nine months ended September 30, 2018 compared to 2017 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$72	$52	$20	$31	$(141)	$172
Federal funds sold	1	1	—	(57)	(99)	42
Certificates of deposit investments	4	9	(5)	(7)	(26)	19
Investment securities:
Taxable	217	(1,659)	1,876	497	(1,733)	2,230
Tax-exempt (2)	115	19	96	189	(54)	243
Loans (3)	8,465	6,756	1,709	13,882	12,905	977
Total interest income	8,874	5,178	3,696	14,535	10,852	3,683
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	404	51	353	748	28	720
Savings deposits	28	11	17	76	20	56
Time deposits	757	327	430	1,485	339	1,146
Securities sold under agreements to repurchase	21	(33)	54	59	(10)	69
FHLB advances	276	134	142	707	501	206
Federal Funds Purchased	21	(45)	66	44	7	37
Junior subordinated debt	169	57	112	333	91	242
Other debt	(16)	(12)	(4)	(55)	(125)	70
Total interest expense	1,660	490	1,170	3,397	851	2,546
Net interest income	$7,214	$4,688	$2,526	$11,138	$10,001	$1,137

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $11.1 million, or 16.0%, to $80.7 million for the nine months ended September 30, 2018, from $69.6 million for the same period in 2017. Net interest income increased primarily due to the growth in average earning assets including loans and investments acquired from First Bank. The net interest margin increased primarily due higher yields on investments.

For the nine months ended September 30, 2018, average earning assets increased by $272.1 million, or 10.4%, and average interest-bearing liabilities increased $161.7 million or 7.7%, compared with average balances for the same period in 2017.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $11.3 million or 37.5%.

•	Average federal funds sold decreased $11.3 million or 95.0%.

•	Average certificates of deposits investments decreased $1.6 million or 41.2%

•	Average loans increased by $373.3 million or 20.5%.

•	Average securities decreased by $76.9 million or 10.2%.

•	Average interest-bearing customer deposits increased by $131.9 million or 7.1%.

•	Average securities sold under agreements to repurchase decreased by $6.3 million or 4.2%.

•	Average borrowings and other debt increased by $36.0 million or 37.8%.

•	Net interest margin increased to 3.73% for the first nine months of 2018 from 3.55% for the first nine months of 2017.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt loans and securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 21% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.80% and 3.68% for the first nine months of 2018 and 2017, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2018 and 2017 were $1,481,000 and $2,547,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2018 and 2017 was $5,483,000 and $5,051,000, respectively.  The increase in provision expense was primarily due to a increase in loan volume. Net charge-offs were $1,621,000 for the nine months ended September 30, 2018, compared to net charge offs of $3,215,000 for September 30, 2017.  Nonperforming loans were $27.9 million and $19.8 million as of September 30, 2018 and 2017, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Trust revenues	$919	$925	$(6)	$2,934	$2,696	$238
Brokerage commissions	660	536	124	1,986	1,550	436
Insurance commissions	877	670	207	3,202	3,148	54
Service charges	2,009	1,758	251	5,447	5,160	287
Security gains, net	—	254	(254)	901	589	312
Mortgage banking revenue, net	368	347	21	939	875	64
ATM / debit card revenue	1,979	1,595	384	5,443	4,828	615
Bank Owned Life Insurance	342	792	(450)	933	1,355	(422)
Other	765	784	(19)	1,982	2,925	(943)
Total other income	$7,919	$7,661	$258	$23,767	$23,126	$641

Following are explanations of the changes in these other income categories for the three months ended September 30, 2018 compared to the same period in 2017:

•	Trust revenues decreased $6,000 or 0.6% to $919,000 from $925,000. Trust assets, at market value, were $1,163.6 million at September 30, 2018 compared to $895.6 million at September 30, 2017.

•	Revenues from brokerage increased $124,000 or 23.1% to $660,000 from $536,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $207,000 or 30.9% to $877,000 from $670,000 primarily due to an increase in commissions and contingency income received from carriers based on claims experience during 2018 compared to 2017.

•
Fees from service charges increased $251,000 or 14.3% to $2,009,000 from $1,758,000 primarily due to a increase in income from the First Bank acquisition offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended September 30, 2018 resulted in net securities gains of $0 compared to $254,000 during the three months ended September 30, 2017.

•	Mortgage banking income increased $21,000 or 6.1% to $368,000 from $347,000. Loans sold balances were as follows:

•	$19.9 million (representing 151 loans) for the three months ended September 30, 2018

•	$12.7 million (representing 124 loans) for the three months ended September 30, 2017

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $384,000 or 24.1% to $1,979,000 from $1,595,000 due to an increase in electronic transactions.

•	Bank owned life insurance income decreased $450,000 or 56.8%. The decrease was primarily due to a death benefit of $511,000 received in 2017 that did not occur in 2018.

•
Other income decreased $19,000 or 2.4% to $765,000 from $784,000 primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees resulting from less loan transaction activity.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2018 compared to the same period in 2017:

•
Trust revenues increased $238,000 or 8.8% to $2,934,000 from $2,696,000 primarily from an increase in revenue from defined contribution and other retirement accounts due to increases in the market value of the assets. Trust assets, at market value, were $1,163.6 million at September 30, 2018 compared to $895.6 million at September 30, 2017.

•	Revenues from brokerage increased $436,000 or 28.1% to $1,986,000 from $1,550,000 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $54,000 or 1.7% to $3,202,000 from $3,148,000 primarily due to an increase in commissions and contingency income received from carriers based on claims experience during 2018 compared to 2017.

•
Fees from service charges increased $287,000 or 5.6% to $5,447,000 from $5,160,000 primarily due to a increase in income from the First Bank acquisition offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the nine months ended September 30, 2018 resulted in net securities gains of $901,000 compared to $589,000 during the nine months ended September 30, 2017.

•	Mortgage banking income increased $64,000 or 7.3% to $939,000 from $875,000. Loans sold balances were as follows:

•	$48.3 million (representing 373 loans) for the nine months ended September 30, 2018

•	$44.2 million (representing 365 loans) for the nine months ended September 30, 2017

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $615,000 or 12.7% to $5,443,000 from $4,828,000 due to an increase in electronic transactions.

•	Bank owned life insurance income decreased $422,000 or 31.1%. The decrease was primarily due to a death benefit of $511,000 received in 2017 that did not occur in 2018.

•
Other income decreased $943,000 or 32.2% to $1,982,000 from $2,925,000 primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees resulting from less loan transaction activity.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Salaries and employee benefits	$11,600	$9,648	$1,952	$32,851	$29,685	$3,166
Net occupancy and equipment expense	3,530	3,129	401	10,308	9,378	930
Net other real estate owned expense (income)	(61)	385	(446)	22	530	(508)
FDIC insurance	174	210	(36)	740	679	61
Amortization of intangible assets	838	545	293	2,059	1,651	408
Stationery and supplies	328	168	160	725	539	186
Legal and professional	1,071	871	200	3,925	2,596	1,329
Marketing and donations	468	338	130	1,253	909	344
Other operating expenses	6,542	2,618	3,924	11,777	9,102	2,675
Total other expense	$24,490	$17,912	$6,578	$63,660	$55,069	$8,591

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2018 compared to the same period in 2017:

•
Salaries and employee benefits, the largest component of other expense, increased $1,952,000 or 20.2% to $11,600,000 from $9,648,000.  The increase is primarily due to the addition of 112 employees from the First Bank acquisition on May 1, 2018 and merit increases in 2018 for continuing employees during the first quarter of 2018. There were 686 and 584 full-time equivalent employees at September 30, 2018 and 2017, respectively.

•
Occupancy and equipment expense increased $401,000 or 12.8% to $3,530,000 from $3,129,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisition of First Bank during the second quarter of 2018.

•
Net other real estate owned expense (income) decreased $446,000 or 115.8% to $(61,000) from $385,000. The decrease in 2018 was primarily due to more losses on properties sold during 2017 than properties sold in 2018.

•
Expense for amortization of intangible assets increased $293,000 or 53.8% to $838,000 from $545,000 for the three months ended September 30, 2018 and 2017, respectively. The increase in 2018 was due to additional core deposit intangibles amortization from the acquisition of First Bank.

•	Other operating expenses increased $3,924,000 or 149.9% to $6,542,000 in 2018 from $2,618,000 in 2017 primarily due costs associated with the acquisition of First Bank.

•
On a net basis, all other categories of operating expenses increased $454,000 or 28.6% to $2,041,000 in 2018 from $1,587,000 in 2017.  The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisition of First Bank.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2018 compared to the same period in 2017:

•
Salaries and employee benefits, the largest component of other expense, increased $3,166,000 or 10.7% to $32,851,000 from $29,685,000.  The increase is primarily due to the addition of 112 employees from the First Bank acquisition and merit increases in 2018 for continuing employees during the first quarter of 2018. There were 686 and 584 full-time equivalent employees at September 30, 2018 and 2017, respectively.

•
Occupancy and equipment expense increased $930,000 or 9.9% to $10,308,000 from $9,378,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisition of First Bank.

•
Net other real estate owned expense decreased $508,000 or 95.8% to $22,000 from $530,000. The decrease in 2018 was primarily due to more gains on properties sold during 2017 than properties sold during 2018.

•
Expense for amortization of intangible assets increased $408,000 or 24.7% to $2,059,000 from $1,651,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in 2018 was due to amortization of core deposit intangibles from the First Bank acquisition.

•
Other operating expenses increased $2,675,000 or 29.4% to $11,777,000 in 2018 from $9,102,000 in 2017 primarily due costs associated with the merger of First Clover Leaf Bank into First Mid Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $1,920,000 or 40.7% to $6,643,000 in 2018 from $4,723,000 in 2017.  The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisition of First Bank.

Income Taxes

Income tax expense for the three months ended September 30, 2018, amounted to $2.7 million (24.9% effective tax rate) compared to $3.5 million (31.8% effective tax rate) for the three months ended September 30, 2017. Total income tax expense amounted to $8.7 million (24.6% effective tax rate) for the nine months ended September 30, 2018, compared to $10.5 million (32.3% effective tax rate) for the same period in 2017. The decline in effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to a change in the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018 following the enactment of certain tax reforms through the Tax Cuts and Jobs Act, offset by an increase in, the State of Illinois tax rate from 7.75% to 9.50% beginning July 1, 2017.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$196,774	2.27%	$185,128	1.98%
Obligations of states and political subdivisions	176,273	2.99%	165,037	2.86%
Mortgage-backed securities: GSE residential	310,122	2.85%	295,778	2.59%
Trust preferred securities	—	—%	2,893	2.15%
Other securities	2,269	3.19%	2,039	2.50%
Total securities	$685,438	2.68%	$650,875	2.55%

At September 30, 2018, the Company’s investment portfolio increased by $34.6 million from December 31, 2017 primarily due to securities added in the acquisition of First Bank, net of declines due to securities that were sold to provide cash flow to fund loans. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2018 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at September 30, 2018 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,365	$122,669	$—	$122,669	$—	$—	$—	$—
Obligations of state and political subdivisions	176,273	173,346	13,452	106,725	49,887	491	—	2,791
Mortgage-backed securities (2)	310,122	300,669	1,012	—	—	—	—	299,657
Other securities	2,269	2,396	—	—	—	2,015	—	381
Total available-for-sale	$616,029	$599,080	$14,464	$229,394	$49,887	$2,506	$—	$302,829
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,409	$67,395	$—	$67,395	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	% Outstanding Loans	December 31, 2017	% Outstanding Loans
Construction and land development	$91,355	3.8%	$107,594	5.5%
Agricultural real estate	191,724	8.0%	127,183	6.6%
1-4 Family residential properties	367,343	15.3%	293,667	15.1%
Multifamily residential properties	100,368	4.2%	61,798	3.2%
Commercial real estate	814,574	33.9%	681,757	35.2%
Loans secured by real estate	1,565,364	65.2%	1,271,999	65.6%
Agricultural loans	120,770	5.0%	86,631	4.5%
Commercial and industrial loans	540,387	22.6%	444,263	22.9%
Consumer loans	57,248	2.4%	29,749	1.5%
All other loans	116,391	4.8%	106,859	5.5%
Total loans	$2,400,160	100.0%	$1,939,501	100.0%

Gross loan balances increased $460.7 million, or 23.75% primarily due to the loans acquired from First Bank.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $940,000 and $1,025,000 as of September 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	558,047	23.2%	543,938	28.0%
Sullivan region	383,192	16.0%	167,977	8.7%
Decatur region	507,115	21.1%	378,867	19.5%
Peoria region	284,268	11.8%	189,639	9.8%
Highland region	534,235	22.3%	525,983	27.1%
Southern region	133,303	5.6%	133,097	6.9%
Total all regions	$2,400,160	100.0%	$1,939,501	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2018 and 2017, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2018 and December 31, 2017, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$236,804	9.87%	$170,758	8.80%
Lessors of non-residential buildings	235,239	9.80%	185,967	9.59%
Lessors of residential buildings & dwellings	230,177	9.59%	131,756	6.79%
Hotels and motels	129,495	5.40%	131,702	6.79%
Other Gambling Industries	96,312	4.01%	95,713	4.93%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2018, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$69,914	$5,801	$15,640	$91,355
Agricultural real estate	8,589	48,546	134,589	191,724
1-4 Family residential properties	29,049	79,514	258,780	367,343
Multifamily residential properties	12,245	50,323	37,800	100,368
Commercial real estate	75,138	322,363	417,073	814,574
Loans secured by real estate	194,935	506,547	863,882	1,565,364
Agricultural loans	97,040	21,121	2,609	120,770
Commercial and industrial loans	224,985	259,302	56,100	540,387
Consumer loans	5,574	44,564	7,110	57,248
All other loans	16,436	37,142	62,813	116,391
Total loans	$538,970	$868,676	$992,514	$2,400,160

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2018, loans with maturities over one year consisted of approximately $1.4 billion in fixed rate loans and approximately $469 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Nonaccrual loans	$25,334	$16,659
Restructured loans which are performing in accordance with revised terms	2,591	854
Total nonperforming loans	27,925	17,513
Repossessed assets	2,140	2,834
Total nonperforming loans and repossessed assets	$30,065	$20,347
Nonperforming loans to loans, before allowance for loan losses	1.16%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.25%	1.05%

The $8,675,000 increase in nonaccrual loans during 2018 resulted from the net of $11,374,000 of loans put on nonaccrual status including $2,242,000 acquired from First Bank offset by $2,075,000 of loans becoming current or paid-off, $124,000 of loans transferred to other real estate and $500,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$67	0.3%	$—	—%
Agricultural real estate	171	0.7%	291	1.7%
1-4 Family residential properties	4,682	18.5%	2,687	16.1%
Multifamily Residential properties	805	3.2%	368	2.2%
Commercial real estate	8,769	34.5%	5,596	33.6%
Loans secured by real estate	14,494	57.2%	8,942	53.6%
Agricultural loans	763	3.0%	757	4.5%
Commercial and industrial loans	9,473	37.4%	6,658	40.1%
Consumer loans	598	2.4%	302	1.8%
All Other Loans	6	—%	—	—%
Total loans	$25,334	100.0%	$16,659	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,096,000 and $366,000 for the nine months ended September 30, 2018 and 2017, respectively.

The $694,000 decrease in repossessed assets during the first nine months of 2018 resulted from the net of $640,000 of assets acquired from First Bank, $228,000 of additional assets repossessed, $12,000 of write downs and $1,550,000 of repossessed assets sold.

The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,614	75.4%	$1,781	62.7%
1-4 family residential properties	479	22.4%	413	14.6%
Commercial real estate	—	—%	560	19.8%
Total real estate	2,093	97.8%	2,754	97.1%
Commercial & industrial loans	—	—%	44	1.6%
Consumer loans	47	2.2%	36	1.3%
Total repossessed collateral	$2,140	100.0%	$2,834	100.0%

Repossessed assets sold during the first nine months of 2018 resulted in net losses of $11,000, of which $23,000 of net losses was related to real estate asset sales and $12,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2017 resulted in net losses of $354,000, of which $21,000 of net losses was related to real estate asset sales and $333,000 of net losses was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2018, the Company’s loan portfolio included $312.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $236.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $98.8 million from $213.8 million at December 31, 2017 while loans concentrated in other grain farming increased $66.0 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $129.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $235.2 million of loans to lessors of non-residential buildings, $230.2 million of loans to lessors of residential buildings and dwellings, and $96.3 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of September 30, 2018 and 2017, and of changes in the allowance for the three and nine month periods ended September 30, 2018 and 2017, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Average loans outstanding, net of unearned income	$2,375,303	$1,840,570	$2,193,568	$1,820,264
Allowance-beginning of period	22,045	18,209	19,977	16,753
Charge-offs:
Real estate-mortgage	450	563	1,230	914
Commercial, financial & agricultural	263	686	414	2,579
Installment	27	18	110	90
Other	106	142	287	307
Total charge-offs	846	1,409	2,041	3,890
Recoveries:
Real estate-mortgage	2	85	58	256
Commercial, financial & agricultural	5	152	126	203
Installment	31	11	66	21
Other	51	52	170	195
Total recoveries	89	300	420	675
Net charge-offs (recoveries)	757	1,109	1,621	3,215
Provision for loan losses	2,551	1,489	5,483	5,051
Allowance-end of period	$23,839	$18,589	$23,839	$18,589
Ratio of annualized net charge-offs to average loans	0.13%	0.24%	0.10%	0.24%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.99%	1.00%	0.99%	1.00%
Ratio of allowance for loan losses to nonperforming loans	85%	94%	85%	94%

The ratio of allowance for loan losses to loans outstanding was 0.99% as of September 30, 2018 compared to 1.00% as of September 30, 2017. The ratio of the allowance for loan losses to nonperforming loans is 85% as of September 30, 2018 compared to 94% as of September 30, 2017.  The decrease in this ratio is primarily due to the increase in loan balances and the decrease in nonperforming loans to $27.9 million at September 30, 2018 from $19.8 million at September 30, 2017 including $6.6 million in non-performing loans acquired from First Bank during the second quarter of 2018.

During the first nine months of 2018, the Company had net charge-offs of $1,621,000 compared to net charge-offs of $3,215,000 in 2017. During the first nine months of 2018, there were significant charge offs of one agricultural loan to one borrower of $93,000, one commercial real estate loan to one borrower of $169,000, three commercial loans to a single borrower of $257,000 and two residential real estate loans to two borrowers of $376,000. During the first nine months of 2017 there were charge offs of commercial real estate loans to three borrowers of $619,000, two agricultural loans to one borrower of $662,000, and nine commercial operating loans to four borrowers of $1,674,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017 (dollars in thousands):

	Nine months ended September 30, 2018		Nine months ended September 30, 2017		Year ended December 31, 2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$492,775	—%	$434,201	—%	$438,575	—%
Interest-bearing	1,155,724	0.24%	1,129,427	0.15%	1,119,835	0.16%
Savings	388,223	0.15%	368,291	0.13%	367,261	0.13%
Time deposits	438,869	0.82%	353,191	0.45%	348,278	0.49%
Total average deposits	$2,475,591	0.28%	$2,285,110	0.17%	$2,273,949	0.18%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017 (in thousands):

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Year ended December 31, 2017
High month-end balances of total deposits	$2,670,864	$2,331,084	$2,331,084
Low month-end balances of total deposits	2,208,941	2,217,477	2,217,477

During the first nine months of 2018, the average balance of deposits increased by $201.6 million from the average balance for the year ended December 31, 2017. Average non-interest bearing deposits increased by $54.2 million, average interest-bearing balances increased by $35.9 million, savings account balances increased $21.0 million and balances of time deposits increased $90.5 million. The increases were primarily due to the result of deposit balances acquired in the acquisition of First Bank during the second quarter of 2018.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
3 months or less	$88,445	$31,467
Over 3 through 6 months	38,795	34,194
Over 6 through 12 months	66,536	54,607
Over 12 months	88,130	46,805
Total	$281,906	$167,073

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2018 and December 31, 2017 is presented below (dollars in thousands):

	September 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$98,875	$155,388
Fed funds	22,000	—
Federal Home Loan Bank advances:
Fixed term – due in one year or less	19,000	—
Fixed term – due after one year	101,736	60,038
Debt:
Debt due after one year	7,500	10,313
Junior subordinated debentures	28,958	24,000
Total	$278,069	$249,739
Average interest rate at end of period	1.47%	1.00%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$178,587	$163,626
Federal funds purchased	22,000	20,000
Federal Home Loan Bank advances:
FHLB-Overnight	30,000	30,000
Fixed term – due in one year or less	19,000	5,000
Fixed term – due after one year	101,736	60,061
Debt:
Debt due in one year or less	—	4,000
Debt due after one year	10,313	14,063
Junior subordinated debentures	30,221	24,000
Averages for the period (YTD):
Securities sold under agreements to repurchase	$143,707	$144,674
Federal funds purchased	4,883	3,996
Federal Home Loan Bank advances:
FHLB-overnight	11,903	8,598
Fixed term – due in one year or less	12,922	2,356
Fixed term – due after one year	64,703	46,452
Debt:
Loans due in one year or less	733	658
Loans due after one year	9,368	12,632
Junior subordinated debentures	26,858	23,956
Total	$275,077	$243,322
Average interest rate during the period	1.40%	1.02%

Securities sold under agreements to repurchase decreased $56.5 million during the first nine months of 2018 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At September 30, 2018 the fixed term advances consisted of $121 million as follows:

•	$5 million advance with a 6-month maturity, at 2.10%, due October 16, 2018

•	$10 million advance with a 3-year maturity, at 1.42%, due November 5, 2018

•	$5 million advance with a 1.5-year maturity, at 1.49%, due December 28, 2018

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 30, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of September 30, 2018. This loan was renewed on April 13, 2018 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (4.43% at September 30, 2018). The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at September 30, 2018 and 2017 and December 31, 2017.

On September 7, 2016, the Company entered into a credit agreement with The Northern Trust Company in the amount of $15 million as a fixed-rate note with a maturity date of September 7, 2020. This credit agreement was amended and restated on April 13, 2018. The interest rate is floating at 2.25% over the federal funds rate (4.43% at September 30, 2018) and interest and principal payments are due quarterly. As of September 30, 2018, the balance due was $7.5 million. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf. The Company and First Mid Bank were in compliance with the then existing covenants at September 30, 2018 and December 31, 2017.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the

Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (5.29% and 4.21% at September 30, 2018 and December 31, 2017), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 3.93% and 3.19% at September 30, 2018 and December 31, 2017, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.18% and 3.44% at September 30, 2018 and December 31, 2017, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.03% and 3.29% at September 30, 2018 and December 31, 2017, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2018 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$11,097	$—	$—	$—	$—	$—	$11,097	$11,097
Certificates of deposit investments	1,233	950	—	—	—	—	2,183	2,183
Taxable investment securities	381	—	21,435	26,376	38,403	408,548	495,143	493,129
Nontaxable investment securities	—	697	2,843	5,750	1,987	162,069	173,346	173,346
Loans	1,033,171	313,006	398,454	272,566	255,081	127,882	2,400,160	2,350,513
Total	$1,045,882	$314,653	$422,732	$304,692	$295,471	$698,499	$3,081,929	$3,030,268
Interest-bearing liabilities:
Savings and NOW accounts	$286,823	$98,946	$98,946	$98,946	$98,946	$464,699	$1,147,306	$1,147,306
Money market accounts	344,478	21,686	21,686	21,686	21,686	50,577	481,799	481,799
Other time deposits	355,253	105,973	36,680	17,411	12,095	945	528,357	528,374
Short-term borrowings/debt	120,875	—	—	—	—	—	120,875	120,868
Long-term borrowings/debt	80,194	52,000	10,000	10,000	5,000	—	157,194	151,544
Total	$1,187,623	$278,605	$167,312	$148,043	$137,727	$516,221	$2,435,531	$2,429,891
Rate sensitive assets – rate sensitive liabilities	$(141,741)	$36,048	$255,420	$156,649	$157,744	$182,278	$646,398
Cumulative GAP	(141,741)	(105,693)	149,727	306,376	464,120	646,398
Cumulative amounts as % of total Rate sensitive assets	(4.6)%	1.2%	8.3%	5.1%	5.1%	5.9%
Cumulative Ratio	(4.6)%	(3.4)%	4.9%	9.9%	15.1%	21.0%

The static GAP analysis shows that at September 30, 2018, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s and First Bank's historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2018, the Company’s stockholders' equity increased $109 million, or 35%, to $417 million from $308 million as of December 31, 2017. During the first nine months of 2018, net income contributed $26.7 million to equity before the payment of dividends to stockholders, stock issued in the acquisition for First Bank contributed $61.4 million and stock issued following the capital raise, net of direct issuance costs, contributed $34 million. Dividends paid to common stock holders decreased equity by $4.4 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $9.9 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank and First Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2018 and December 31, 2017, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital (to risk-weighted assets)
Company	$389,391	14.62%	$262,942	> 9.875%	N/A	N/A
First Mid Bank	343,076	12.92	262,154	> 9.875	$265,473	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	365,552	13.73	209,688	> 7.875	N/A	N/A
First Mid Bank	319,237	12.03	209,060	> 7.875	212,378	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	335,552	12.60	169,748	> 6.375	N/A	N/A
First Mid Bank	319,237	12.03	169,239	> 6.375	172,557	> 6.50
Tier 1 Capital (to average assets)
Company	365,552	11.24	130,116	> 4.00	N/A	N/A
First Mid Bank	319,237	9.83	129,853	> 4.00	162,316	> 5.00
December 31, 2017
Total Capital (to risk-weighted assets)
Company	$290,843	12.70%	$211,848	> 9.25%	N/A	N/A
First Mid Bank	282,621	12.39	211,064	> 9.25	$228,177	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	270,866	11.83	166,043	> 7.25	N/A	N/A
First Mid Bank	262,644	11.51	165,428	> 7.25	182,542	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	246,866	10.78	131,690	> 5.75	N/A	N/A
First Mid Bank	262,644	11.51	131,202	> 5.75	148,315	> 6.50
Tier 1 Capital (to average assets)
Company	270,866	9.91	109,381	> 4.00	N/A	N/A
First Mid Bank	262,644	9.63	109,113	> 4.00	136,392	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2018 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2018, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

During the nine months ended September 30, 2018, the Company repurchased 2,588 shares at $95,109. These shares were a result of of cancellation of shares withheld in conjunction with vested options of one First Bank employee. The shares were withheld to cover payroll taxes. Since 1998, the Company has repurchased a total of 2,066,315 shares at a total price of approximately $70.4 million.  As of September 30, 2018, the Company is authorized per all repurchase programs to purchase $6.3 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $65 million available in overnight federal fund lines, including $30 million from First Tennessee Bank, N.A., $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2018, First Mid Bank met these regulatory requirements.

•
First Mid Bank and First Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2018, the excess collateral at the FHLB would support approximately $408.9 million of additional advances for First Mid Bank and First Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2018, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 13, 2018 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2018 and 2017 and December 31, 2017.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$528,357	$355,253	$142,653	$29,506	$945
Debt	38,430	3,750	3,750	—	30,930
Other borrowings	219,875	142,875	62,000	15,000	—
Operating leases	43,273	2,472	4,027	3,799	32,975
Supplemental retirement	549	100	108	100	241
	$830,484	$504,450	$212,538	$48,405	$65,091

For the nine months ended September 30, 2018, net cash of $26.4 million and $14.1 million was provided from operating activities and financing activities, respectively, and $65.0 million was used in investing activities. In total, cash and cash equivalents decreased by $24.4 million since year-end 2017.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Unused commitments and lines of credit:
Commercial real estate	$88,778	$73,268
Commercial operating	263,748	223,960
Home equity	43,180	38,318
Other	77,897	69,333
Total	$473,603	$404,879
Standby letters of credit	$7,862	$10,626

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	0	$0.00	0	$6,280,000
August 1, 2018 - August 31, 2018	0	$0.00	0	$6,280,000
September 1, 2018 - September 30, 2018	0	$0.00	0	$6,280,000
Total	0	$0.00	0	$6,280,000
See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and that immediately precedes the exhibits filed.

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
10.1	First Amendment to Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on September 26, 2018)

10.2
First Amendment to Fifth Amended and Restated Credit Agreement by and between First Mid-Illinois Bancshares, Inc. and The Northern Trust Company, dated as of October 23, 2018 (incorporated by reference to First Mid-Illinois Bancshares, Inc.’s current report on Form 8-K filed with the SEC on October 24, 2018) Exhibit 10.1

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  November 8, 2018
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer