Form 10-K
period 2018-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2019-03-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form    Yes [ x ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $513,588,874.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 5, 2019, 16,671,367 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2019 Annual Meeting of Shareholders to be held on April 24, 2019      III

PART I

ITEM 1.	BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the “Company”) is a financial holding company.  The Company is engaged in the business of banking through its wholly owned subsidiaries, First Mid Bank & Trust, N.A. (“First Mid Bank”) and Soy Capital Bank & Trust Company ("Soy Capital Bank").  The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”).  The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group (“First Mid Insurance”).  The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns four statutory business trusts, First Mid-Illinois Statutory Trust I (“First Mid Trust I”), and First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), and FBTC Statutory Trust I ("FBTCST I"), all of which are unconsolidated subsidiaries of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:

•	Mattoon Bank, Mattoon on April 2, 1984

•	State Bank of Sullivan on April 1, 1985

•	Cumberland County National Bank in Neoga on December 31, 1985

•	First National Bank and Trust Company of Douglas County on December 31, 1986

•	Charleston Community Bank on December 30, 1987

•	Heartland Federal Savings and Loan Association on July 1, 1992

•	Downstate Bancshares, Inc. on October 4, 1994

•	American Bank of Illinois on April 20, 2001

•	Peoples State Bank of Mansfield on May 1, 2006

•	First Clover Leaf Financial on September 8, 2016

•	First BancTrust Corporation on August 10, 2018

•	SCB Bancorp Inc. on November 15, 2018

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

On December 1, 2015 FIrst Mid Insurance acquired Illiana Insurance Agency, LTD ("Illiana"), an insurance agency based in Philo, Illinois.

Employees

The Company and its subsidiaries collectively employed 818 people on a full-time equivalent basis as of December 31, 2018.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of experience, technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking through First Mid Bank and Soy Capital Bank, wealth management through First Mid Wealth Management Company, and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 90% of the Company’s total revenues.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile, health, life and other types of personal lines insurance to individuals. All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers.  Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $380 million at December 31, 2014 to $907 million at December 31, 2018.  Of this increase, approximately $20 million was the result of the acquisition of the ONB Branches in the third quarter of 2015 and $156 million was the result of the acquisition of First Clover Leaf in the third quarter of 2016, $55 million was the result of the acquisition of First Bank during the second quarter of 2018, and $50 million was the result of the acquisition of Soy Capital Bank during the fourth quarter of 2018. Approximately 67% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2018. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, and investment services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank and Soy Capital Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $52.6 million and Soy Capital Bank was $6.8 million at December 31, 2018. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $1.6 million (0.10% of total loans) over the past five years. Nonperforming loans were $39.8 million (1.51% of total loans) at December 31, 2018.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2018, the Company’s net interest margin increased to 3.71% from 3.57% in 2017 primarily due to the increase interest earnings assets and net accretion income from the acquisition of First Clover Leaf.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank and Soy Capital Bank do business.  The banks compete for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions.  The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2018, First Mid Bank and Soy Capital Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Clark, Coles, Cumberland, Dewitt, Douglas, Edgar, Effingham, Jackson, Jefferson, Kankakee, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson and in Missouri, St. Louis county.  Each branch primarily serves the community in which it is located.  First Mid Bank served thirty-seven different communities with sixty-four separate locations in Illinois, 1 location in Missouri, and a loan production office in Indiana.

Website

The Company maintains a website at www.firstmid.com.  All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

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

The First Bank Merger closed on May 1, 2018 and the Company issued an aggregate total of 1,643,900 shares of common stock and paid approximately $10,275,000, including cash in lieu of fractional shares. The accounting for the First Bank Merger is presented in Note 8 to the consolidated financial statements. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, merged with and into the Company’s wholly owned bank subsidiary, First Mid Bank, on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices became branches of First Mid Bank.

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

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger were converted into and become the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld. In addition, immediately prior to the closing of the proposed merger, SCB paid a special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger was subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger was completed November 15, 2018 and an aggregate of 1,330,571 shares of common stock were issued, and approximately $19,046,000 was paid, to the stockholders of SCB, including cash in lieu of fractional shares.

It is anticipated that SCB’s wholly-owned bank subsidiary, Soy Capital Bank and Trust Company (“Soy Capital Bank”), will be merged with and into First Mid Bank on April 6, 2019. At the time of the bank merger, Soy Capital Bank’s banking offices will become branches of First Mid Bank.

Capital Raise

On June 13, 2018, the Company and First Mid Bank entered into an underwriting agreement (the “Underwriting Agreement”) with FIG Partners, LLC, as the representative of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters and the Underwriters agreed to purchase, subject to and upon the terms and conditions of the Underwriting Agreement, an aggregate of 823,799 shares of the Company’s common stock, par value $4.00 per share, at a public offering price of $38.00 per share, in an underwritten public offering (the “Offering”). The Company granted the Underwriters an option for a period of 30 days after the date of the Underwriting Agreement to purchase up to an additional 123,569 shares of common stock at the public offering price, less discounts and commissions. The Underwriters exercised their option in full on June 13, 2018, resulting in 947,368 shares of common stock being offered in the Offering. The Offering closed on June 15, 2018. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $34.0 million.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During 2018, the company sold no shares of common stock under the program. During the twelve months ended December 31, 2017, the company sold 98,710 shares of common stock at the weighted average price of approximately $35.13, representing gross proceeds of $3.47 million and net proceeds of $3.4 million. As of December 31, 2018, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.

Supervision and Regulation

General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities.  Any change in applicable laws, regulations or regulatory policies may have material effects on the business, operations and prospects of the Company, First Mid Bank, and Soy Capital Bank.  The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

•
After a three-year phase-in period which began January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital.  Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as First Mid Bank and Soy Capital Bank, will continue to count as Tier 1 capital.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies for 2018, which include the partial phase in of the capital conservation buffer:  a total capital to total risk-based capital ratio of not less than 9.875%, a Tier 1 risk-based ratio of not less than 7.875%, a common equity Tier 1 capital ratio of not less than 6.375%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2018, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 13.63%, a Tier 1 risk-based ratio of 12.76%, a common equity Tier 1 capital ratio of 11.81% and a leverage ratio of 11.15%.

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

First Mid Bank and Soy Capital Bank

General.  First Mid Bank is a national bank, chartered under the National Bank Act.  Soy Capital Bank is an Illinois state-chartered bank. The FDIC insures the deposit accounts of the Banks.  The Banks are members of the Federal Reserve System and are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, the Illinois Department of Financial and Professional Regulation, Division of Banking (the "IDFPR"), as the primary regulator of Illinois chartered banks, and the FDIC, as administrator of the deposit insurance fund.

Deposit Insurance. As an FDIC-insured institution, the Banks are required to pay deposit insurance premium assessments to the FDIC.  On July 21, 2010, The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount from $100,000 to $250,000.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $967,000, $779,000 and $851,000 for this assessment during 2018, 2017 and 2016, respectively. The increase in this assessment was primarily due to an increase in quarterly average assets.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $92,000, $126,000 and $115,000 during 2018, 2017 and 2016, respectively, for this assessment.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2018, 2017, and 2016 the Company expensed supervisory fees totaling $596,000, $582,000, and $453,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of the bank.

Capital Requirements.  The banking regulators has established the following minimum capital standards for banks for 2018, which include the partial phase in of the capital conservation buffer in a total capital to total risk-based capital ratio of not less than 9.875%, a Tier 1 risk-based ratio of not less than 7.875%, a common equity Tier 1 capital ratio of not less than 6.375%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the banking regulators provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 2018, First Mid Bank and Soy Capital Bank were not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 12.85%, Tier 1 risk-based ratio was 11.89%, common equity Tier 1 ratio was 11.89% and leverage ratio was 9.92%. Soy Capital Bank's total risk-based capital ratio was 14.33%, Tier 1 risk-based ratio was 14.33% and leverage ratio was 11.12%.

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

Dividends.  The National Bank Act and the Illinois Banking Act impose limitations on the amount of dividends that may be paid by a bank.  Generally, a bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank and Soy Capital Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2018.  As of December 31, 2018, approximately $28.8 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC or IDFPR may prohibit the payment of any dividends if the OCC or IDFPR, as applicable, determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions.  First Mid Bank and Soy Capital Bank are subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank and Soy Capital Bank to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

First Mid Bank and Soy Capital Bank is subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases.  Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus.  Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which First Mid Bank or Soy Capital Bank maintains a correspondent relationship.

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

Community Reinvestment Act.  First Mid Bank and Soy Capital Bank is subject to the Community Reinvestment Act (CRA).  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  First Mid Bank and Soy Capital Bank received satisfactory CRA ratings from their regulator in their most recent CRA examination.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed above, First Mid Bank and Soy Capital Bank are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Real Estate Settlement Procedures Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or marketing to or engaging in other types of transactions with such customers.  Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (59)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (50)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (44)	Executive Vice President and Chief Financial Officer
Eric S. McRae (53)	Executive Vice President
Bradley L. Beesley (47)	Executive Vice President
Laurel G. Allenbaugh (58)	Executive Vice President
Clay M. Dean (44)	Executive Vice President
Amanda D. Lewis (39)	Executive Vice President
David Hiden (57)	Senior Vice President
Christopher L. Slabach (56)	Senior Vice President
Rhonda Gatons (47)	Senior Vice President

Joseph R. Dively, age 59, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 50, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 44, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Eric S. McRae, age 53, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since January 2017. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 47, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 58, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Clay M. Dean, age 44, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 39, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

David Hiden, age 57, has been Senior Vice President, Chief Information Officer of the Company since July 2018.

Christopher L. Slabach, age 56, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Rhonda Gatons, age 47, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $1.7 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2018. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2018, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2018. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois. This location is also used by the loan and deposit operations departments of First Mid Bank.  In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which is used by branch support operations. In December 2018, the Company acquired a facility at 1420 Wabash Avenue which will also be used by branch support operations.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS for its data processing and by First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-six counties throughout Illinois and one Missouri county.  Of the fifty-five other banking offices operated by First Mid Bank, thirty-six are owned and twenty-one are leased from non-affiliated third parties. FIrst Mid Bank also has a loan production office in metro Indianapolis. In addition, the acquired ten additional facilities in the acquisition of Soy Capital of which eight are owned and two are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2018 was $59.1 million.

ITEM 3.	LEGAL PROCEEDINGS

On February 13, 2018, an alleged class action complaint was filed by a purported stockholder of First Bank in the United States District Court for the District of Delaware captioned Parshall v. First BancTrust Corporation (Case No. 1:18- cv-00218) against the Company, Merger Sub, First Bank and members of First Bank’s board of directors (the “Lawsuit”). The Lawsuit related to the Agreement and Plan of Merger, dated as of December 11, 2017 (as amended by the First Amendment to Agreement and Plan of Merger entered into as of January 18, 2018), among the Company, Merger Sub and First Bank and the merger contemplated thereby (the “Merger”). Among other things, the Lawsuit alleged that the Registration Statement on Form S-4 filed with the SEC by the Company on January 22, 2018 failed to disclose allegedly material information relating to the Company’s and First Bank’s financial projections, the analyses performed by First Bank’s financial advisor, and alleged potential conflicts of interest of First Bank’s officers, directors and financial advisor. The plaintiff sought, among other relief, to enjoin the Merger from proceeding. The Company believes that the factual allegations in the Lawsuit were without merit.

On March 9, 2018, in order to moot plaintiff’s disclosure claims, reduce the expenses, burdens, risks and uncertainties inherent in litigation and avoid the risk of delaying or adversely affecting the Merger, in exchange for the plaintiff agreeing to withdraw the Lawsuit and dismiss his claims with prejudice, the Company and First Bank made additional supplemental disclosures to the proxy statement/prospectus related to the Merger that was first mailed to stockholders of First Bank on or about February 9, 2018. The agreement between the parties did not release or otherwise prejudice any potential claims of any member of the putative class other than the plaintiff and did not constitute any admission by any of the defendants as to the merits of any claims. In January 2019, the parties resolved the plaintiff's counsel's claim for an award of attorneys' fees and expenses pursuant to a confidential settlement agreement.

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is a type common to our industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 1,031 shareholders of record as of December 31, 2018 and is included for quotation on the NASDAQ Stock Market, LLC under the trading symbol "FMBH".

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2018 – October 31, 2018	—	—	—	$6,280,000
November 1, 2018 – November 30, 2018	—	—	—	6,280,000
December 1, 2018 – December 31, 2018	1,312	32.58	1,312	6,238,000
Total	1,312	$32.58	1,312	$6,238,000

All of the repurchase activity that occurred during 2018 resulted from shares withheld to cover taxes on employee stock vesting. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

•	On October 28, 2014, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$124,565	$99,555	$75,496	$59,251	$54,734
Interest expense	12,827	6,482	4,292	3,499	3,252
Net interest income	111,738	93,073	71,204	55,752	51,482
Provision for loan losses	8,667	7,462	2,826	1,318	629
Other income	35,414	30,336	26,912	20,544	18,369
Other expense	89,980	74,221	61,510	49,248	44,507
Income before income taxes	48,505	41,726	33,780	25,730	24,715
Income tax expense	11,905	15,042	11,940	9,218	9,254
Net income	36,600	26,684	21,840	16,512	15,461
Dividends on preferred shares	—	—	825	2,200	4,152
Net income available to common stockholders	$36,600	$26,684	$21,015	$14,312	$11,309
Per Common Share Data
Basic earnings per share	$2.53	$2.13	$2.07	$1.84	$1.88
Diluted earnings per share	2.52	2.13	2.05	1.81	1.85
Dividends declared per share	0.70	0.66	0.62	0.59	0.55
Book value per common share	28.57	24.32	22.51	21.01	19.55
Tangible Book Value per common share	20.22	18.73	16.84	15,090.00	15.63
Capital Ratios
Total capital to risk-weighted assets	13.63%	12.70%	12.79%	14.25%	15.60%
Tier 1 capital to risk-weighted assets	12.76%	11.83%	11.99%	13.23%	14.42%
Common equity tier 1 ratio	11.81%	10.78%	10.86%	9.92%	10.32%
Tier 1 capital to average assets	11.15%	9.91%	9.19%	9.20%	10.52%
Financial Ratios
Net interest margin	3.71%	3.57%	3.28%	3.27%	3.43%
Return on average assets	1.13%	0.94%	0.94%	0.91%	0.97%
Return on average common equity	9.59%	8.92%	9.30%	8.97%	10.34%
Dividend on common shares payout ratio	27.67%	30.99%	29.95%	32.07%	29.26%
Average equity to average assets	11.77%	10.59%	10.12%	10.34%	9.94%
Allowance for loan losses as a percent of total loans	0.99%	1.03%	0.92%	1.14%	1.29%
Year End Balances
Total assets	$3,839,734	$2,841,539	$2,884,535	$2,114,499	$1,607,103
Net loans, including loans held for sale	2,618,330	1,919,524	1,809,239	1,267,313	1,048,724
Total deposits	2,988,686	2,274,639	2,329,887	1,732,568	1,272,077
Total equity	475,864	307,964	280,673	205,009	164,916
Average Balances
Total assets	$3,241,574	$2,825,702	$2,333,866	$1,807,998	$1,593,227
Net loans, including loans held for sale	2,253,469	1,818,317	1,439,192	1,112,413	1,008,980
Total deposits	2,569,033	2,273,949	1,893,203	1,455,047	1,293,621
Total equity	381,646	299,389	236,254	186,898	158,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2018, 2017 and 2016.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2018, 2017 and 2016

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

Net income was $36.6 million, $26.7 million, and $21.8 million and diluted earnings per share were $2.52, $2.13, and $2.05 for the years ended December 31, 2018, 2017 and 2016, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Return on average assets	1.13%	0.94%	0.94%
Return on average common equity	9.59%	8.92%	9.30%
Average common equity to average assets	11.77%	10.59%	10.12%

Total assets at December 31, 2018, 2017 and 2016 were $3.84 billion, $2.84 billion, and $2.88 billion, respectively. Net loan balances increased to $2.62 billion at December 31, 2018, from $1.92 billion at December 31, 2017, from $1.81 billion at December 31, 2016. The increase in 2018 was primarily due to loans acquired in the acquisition of First Bank and Soy Capital Bank. Of the increase in 2017, $58.5 million was due to increases in construction and land development loans and $51.6 million was due to increases in commercial real estate loans.

Total deposit balances increased to $2.99 billion at December 31, 2018 from $2.27 billion at December 31, 2017 and from $2.33 billion at December 31, 2016. The increase in 2018 was primarily due to deposits acquired in the acquisitions of First Bank and Soy Capital Bank. The decrease in 2017 was primarily due to a decrease in money market deposits and interest bearing deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.71% for 2018, 3.57% for 2017 and 3.28% for 2016. In 2018 the increase was primarily due to an increase in earnings assets, increases in average rates on earnings assets and accretion income from the acquisitions. In 2017, the increase was primarily due to an increase in earnings assets and net accretion income from the acquisition of First Clover Leaf.

Net interest income increased to $111.7 million in 2018 from $93.1 million in 2017 and $71.2 million in 2016.  During 2018, net interest income increased primarily due to earning assets acquired from First Bank and Soy Capital Bank, increases in rates on earnings assets and net accretion income from all acquisitions. In 2017, the net interest income increased primarily due to growth in average earnings assets including loans and investments and net accretion income from the acquisition of First Clover Leaf. In 2016, net interest income increased primarily due to growth in average earnings assets including loans and investments primarily due to the acquisition of First Clover Leaf and the ONB branches.

Non-interest income increased to $35.4 million in 2018 compared to $30.3 million in 2017 and $26.9 million in 2016. Bank Owned Life insurance income decreased $249,000 or 15.2% due to a non-recurring death benefit of $511,000 received on a single policy in 2017. ATM revenue increased by $992,000 or 15.3%, and service charge income increased $515,000 or 7.4% primarily due to increased transactions. Insurance commissions increased $1,720,000 or

44.4% compared to last year due to additional revenues from commissions and contingency income. Additionally, other income decreased $761,000 primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf.

Non-interest expenses increased $15.8 million, to $90.0 million in 2018 compared to $74.2 million in 2017, and $61.5 million in 2016.  The increase in 2018 was primarily due to expenses incurred to acquire and merge First Bank into First Mid Bank of approximately $5 million, expenses to acquire Soy Capital of approximately $900,000 and increases in salaries and benefits, occupancy and amortization expense related to these acquisitions. The increase during 2017 was primarily due to expenses of approximately $2 million associated with the merger of First Clover Leaf into First Mid Bank and an increase in operating expenses from the addition of First Clover Leaf Bank. Additionally, salaries and benefits expense increased $7.0 million or 17.7% compared to $39.8 million at the same period last year. The increase during 2016 was primarily due to expenses incurred of $1.3 million to acquire First Clover Leaf, expenses for the operation of the First Clover Leaf branches from acquisition in September to year-end and expense for the operation of the twelve ONB Branches acquired in August of 2015. In addition, 2016 salaries & benefits expense increased $7.4 million or 22.9%, and occupancy and equipment expense increased $1.2 million or 10.3%.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2018 vs 2017	2017 vs 2016
Net interest income	$18,665	$21,869
Provision for loan losses	(1,205)	(4,636)
Other income, including securities transactions	5,078	3,424
Other expenses	(15,759)	(12,711)
Income taxes	3,137	(3,102)
Increase in net income	$9,916	$4,844

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $39.8 million at December 31, 2018 compared to $17.5 million at December 31, 2017, and $18.2 million at December 31, 2016.  The increase in 2018 was primarily due to non performing loans acquired from First Bank. Repossessed Assets balances totaled $2.6 million at December 31, 2018 compared to $2.8 million at December 31, 2017, and $2 million at December 31, 2016. The increase in 2017 was primarily due to the addition of two 1-4 family residential borrowers and one commercial real estate borrower. The increase in 2016 was primarily due to properties acquired in the acquisition of First Clover Leaf Bank net of properties sold during 2016. The Company’s provision for loan losses was $8.7 million for 2018, compared to $7.5 million for 2017, and $2.8 million for 2016.  The increase in provision expense in 2018 and 2017 was primarily due to increases in loan balances and net charge-offs. Loans secured by both commercial and residential real estate comprised 66%, 66%, and 67% of the loan portfolio for 2018, 2017, and 2016, respectively.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2018, 2017 and 2016 was 12.76%, 11.83%, and 11.99%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2018, 2017 and 2016 was 13.63%, 12.70% ,and 12.79%, respectively. In 2017, the capital ratios declined in the fourth quarter due to reduced net income resulting from expense following remeasurement of deferred tax assets and liabilties, an increase in loan loss provision, strong loan growth, which drove a higher capital allocation on risk-weighted assets. In 2016, the primary reason for the decrease in these ratios was the First Clover Leaf acquisition which increased risk-weighted assets by approximately $649 million offset by stock issued of approximately $65.9 million, lower preferred dividends due to the conversion of Series C Preferred Stock, and the movement of cash from the Old National branch acquisition into loans and investments that require higher capital allocation.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2018, 2017 and 2016 were $564.1 million, $415.5 million, and $485.1 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Investment in Debt Securities. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting  Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2018 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$27,911	$482	1.73%	$28,544	$291	1.02%	$38,359	$195	0.51%
Federal funds sold	615	8	1.32%	9,025	62	0.69%	8,392	40	0.48%
Certificates of deposit investments	3,013	66	2.18%	3,317	50	1.50%	28,777	295	1.02%
Investment securities
Taxable	514,220	13,070	2.54%	559,657	11,708	2.09%	514,096	9,260	1.80%
Tax-exempt (1)	173,151	5,167	2.98%	171,678	4,774	2.78%	122,987	3,754	3.05%
Loans (2) (3)	2,276,500	105,772	4.65%	1,836,617	82,670	4.50%	1,454,591	61,952	4.26%
Total earning assets	2,995,410	124,565	4.16%	2,608,838	99,555	3.82%	2,167,202	75,496	3.47%
Cash and due from banks	48,948			55,937			49,632
Premises and equipment	45,780			39,176			33,389
Other assets	174,467			140,051			99,042
Allowance for loan losses	(23,031)			(18,300)			(15,399)
Total assets	$3,241,574			$2,825,702			$2,333,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$1,194,089	3,293	0.28%	$1,119,835	1,811	0.16%	$881,994	993	0.11%
Savings deposits	395,028	579	0.15%	367,261	486	0.13%	340,746	445	0.13%
Time deposits	473,043	4,699	0.99%	348,278	1,697	0.49%	298,124	1,275	0.43%
Securities sold under agreements
to repurchase	140,622	330	0.23%	144,674	181	0.13%	129,734	96	0.07%
FHLB advances	97,701	2,071	2.12%	57,405	883	1.54%	36,648	630	1.72%
Federal funds purchased	3,794	97	2.55%	3,996	61	1.51%	1,795	14	0.77%
Subordinated debentures	27,391	1,409	5.14%	23,956	927	3.87%	21,650	672	3.10%
Other debt	10,103	349	3.45%	13,289	436	3.28%	6,202	167	2.69%
Total interest-bearing liabilities	2,341,771	12,827	0.55%	2,078,694	6,482	0.31%	1,716,893	4,292	0.25%
Demand deposits	506,873			438,575			372,339
Other liabilities	11,284			9,144			8,380
Stockholders’ equity	381,646			299,289			236,254
Total liabilities & equity	$3,241,574			$2,825,702			$2,333,866
Net interest income		$111,738			$93,073			$71,204
Net interest spread			3.61%			3.51%			3.22%
Impact of non-interest bearing funds			0.10%			0.06%			0.06%
Net yield on interest-earning assets			3.71%			3.57%			3.28%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2018 Compared to 2017 Increase – (Decrease)			2017 Compared to 2016 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$191	$(6)	$197	$96	$(60)	$156
Federal funds sold	(54)	(85)	31	22	3	19
Certificates of deposit investments	16	(5)	21	(245)	(340)	95
Investment securities:
Taxable	1,362	(1,006)	2,368	2,448	869	1,579
Tax-exempt (2)	393	41	352	1,020	1,378	(358)
Loans (3)	23,102	20,280	2,822	20,718	17,059	3,659
Total interest income	25,010	19,219	5,791	24,059	18,909	5,150
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	1,482	121	1,361	818	305	513
Savings deposits	93	31	62	41	41	—
Time deposits	3,002	780	2,222	422	231	191
Securities sold under agreements
to repurchase	149	(5)	154	85	10	75
FHLB advances	1,188	773	415	253	325	(72)
Federal funds purchased	36	(3)	39	47	27	20
Subordinated debentures	482	147	335	255	76	179
Other debt	(87)	(109)	22	269	225	44
Total interest expense	6,345	1,735	4,610	2,190	1,240	950
Net interest income	$18,665	$17,484	$1,181	$21,869	$17,669	$4,200
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $18.7 million or 20.1% in 2018 compared to an increase of $21.9 million or 30.7% in 2017. Net interest income increased primarily due to the growth in average earnings assets including loans and investments acquired from First Bank and Soy Capital Bank. The net interest margin was higher due to growth in earnings assets, increases in rates on earning assets and net accretion income related to the acquisition of First Bank and Soy Capital Bank.

In 2018, average earning assets increased by $386.6 million, or 14.8%, and average interest-bearing liabilities increased by $263.1 million or 12.7%. In 2017, average earning assets increased by $441.6 million or 20.4% and average interest-bearing liabilities increased $361.8 million or 21.1% compared with 2016. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company decreased $0.6 million or 2.2% in 2018 compared to 2017. In 2017, average interest-bearing deposits held by the Company decreased $9.8 million or 25.6% compared to 2016.

•	Average federal funds sold decreased $8.4 million or 93.2% in 2018 compared to 2017. In 2017, average federal funds sold increased $633,000 or 7.5% compared to 2016.

•
Average certificates of deposit investments decreased $0.3 million or 9.2% in 2018 compared to 2017. In 2017, average certificates of deposit investments decreased $25.5 million or 88.5% compared to 2016.

•	Average loans increased by $439.9 million or 24.0% in 2018 compared to 2017. In 2017, average loans increased by $382.0 million or 26.3% compared to 2016.

•	Average securities decreased by $44.0 million or 6.0% in 2018 compared to 2017. In 2017, average securities increased by $94.3 million or 14.8% compared to 2016.

•	Average deposits increased by $226.8 million or 12.4% in 2018 compared to 2017. In 2017, average deposits increased by $314.5 million or 20.7% compared to 2016.

•
Average securities sold under agreements to repurchase decreased by $4.1 million or 2.8% in 2018 compared to 2017.  In 2017, average securities sold under agreements to repurchase increased by $14.9 million or 11.5% compared to 2016.

•	Average borrowings and other debt increased by $40.3 million or 40.9% in 2018 compared to 2017. In 2017, average borrowings and other debt increased by $32.4 million or 48.8% compared to 2016.

•	Net interest margin increased to 3.71% compared to 3.57% in 2017 and 3.28% in 2016. Asset yields increased by 34 basis points in 2018, and interest-bearing liabilities increased by 24 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 21% for 2018 and 35% for 2017 and 2016 (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2018, 2017 and 2016 were $2,025,000, $3,404,000, and $2,428,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.79% in 2018, 3.70% in 2017 and 3.39% in 2016.

Provision for Loan Losses

The provision for loan losses in 2018 was $8,667,000 compared to $7,462,000 in 2017 and $2,826,000 in 2016. Nonperforming loans increased to $39,839,000 at December 31, 2018 from $17,513,000 at December 31, 2017 and $18,241,000 at December 31, 2016. The increase in provision expense in 2018 and 2017 was primarily due to a increase in loan volume. Net charge-offs were $2,455,000 during 2018, $4,238,000 during 2017 and $649,000 during 2016. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2018	2017	2016	2018	2017
Trust	$5,786	$3,744	$3,517	$2,042	$227
Brokerage	2,674	2,161	1,908	513	253
Insurance commissions	5,592	3,872	3,452	1,720	420
Service charges	7,435	6,920	6,791	515	129
Securities gains	901	616	1,192	285	(576)
Mortgage banking	1,205	1,184	1,172	21	12
ATM / debit card revenue	7,487	6,495	6,004	992	491
Bank Owned Life Insurance	1,389	1,638	671	(249)	967
Other	2,945	3,706	2,205	(761)	1,501
Total other income	$35,414	$30,336	$26,912	$5,078	$3,424

Total non-interest income increased to $35.4 million in 2018 compared to $30.3 million in 2017 and $26.9 million in 2016.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $2,042,000 or 54.5% in 2018 to $5,786,000 from $3,744,000 in 2017 compared to $3,517,000 in 2016. The increases 2018 were due to an increases in market value and revenue from defined contribution and other retirement accounts and accounts added with the acquisition of Soy Capital. Trust assets under management were $1,129.6 million at December 31, 2018 compared to $997.8 million at December 31, 2017 and $831.6 million at December 31, 2016.

•
Revenue from brokerage increased $513,000 or 23.7% to $2,674,000 in 2018 from $2,161,000 in 2017 and $1,908,000 in 2016 primarily due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions increased $1,720,000 or 44.4% to $5,592,000 in 2018 from $3,872,000 in 2017 and $3,452,000 in 2016. The growth is primarily due to growth in senior care policies underwritten through the Illiana Insurance Agency branch from insurance activities and revenues following the acquisition of Soy Capital.

•
Fees from service charges increased $515,000 or 7.4% to $7,435,000 in 2018 from $6,920,000 in 2017 and $6,791,000 in 2016.  The increase in 2018 was primarily due to a increase in income from the First Bank acquisition. The increase in 2017 was due to First Clover Leaf acquisition in place for a full year.

•	Net securities gains in 2018 were $901,000 compared to $616,000 in 2017 and $1,192,000 in 2016.

•	Mortgage banking income increased $21,000 or 1.8% to $1,205,000 in 2018 from $1,184,000 in 2017 and $1,172,000 in 2016. Loans sold balances are as follows:

▪	$62 million (representing 489 loans) in 2018

▪	$68 million (representing 536 loans) in 2017

▪	$80 million (representing 566 loans) in 2016

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $992,000 or 15.3% to $7,487,000 in 2018 from $6,495,000 in 2017 and $6,004,000 in 2016. The increase in 2018 was primarily due to an increase in electronic transactions following the First Bank and Soy Capital Bank acquisition. The increases during 2017 were primarily due to an increase in electronic transactions following the acquisition of First Clover Leaf and quarterly incentives received from VISA.

•
Bank owned life insurance decreased $249,000 or 15.2% to $1,389,000 in 2018 from $1,638,000 in 2017 and $671,000 in 2016. The decrease is primarily due to a death benefit of $511,000 that was received in 2017 that did not recur in 2018. The Company invested $25 million in bank owned life insurance during the first quarter of 2016, acquired $8.6 million in bank owned life insurance in the First Bank acquisition in 2018, and acquired $13.6 million in bank owned life insurance in the Soy Capital acquisition in 2018, and acquired $15.6 million in bank owned life insurance in the First Clover Leaf acquisition in 2016.

•
Other income decreased $761,000 or 20.5% in 2018 to $2,945,000 from $3,706,000 in 2017 and $2,205,000 in 2016.  The decrease was primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees resulting from less loan transaction activity. The increase from 2016 to 2017 is primarily due to income tax refunds resulting from overpayment of taxes in 2016 by First Clover Leaf Bank and increases in various loan fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2018	2017	2016	2018	2017
Salaries and benefits	$46,803	$39,756	$32,354	$7,047	$7,402
Occupancy and equipment	14,533	12,596	11,418	1,937	1,178
Other real estate owned, net	282	560	60	(278)	500
FDIC insurance assessment expense	1,059	905	966	154	(61)
Amortization of other intangibles	3,215	2,153	1,909	1,062	244
Stationery and supplies	963	724	815	239	(91)
Legal and professional fees	5,243	3,887	3,035	1,356	852
Marketing and promotion	1,794	1,356	1,845	438	(489)
Other	16,088	12,284	9,108	3,804	3,176
Total other expense	$89,980	$74,221	$61,510	$15,759	$12,711

Total non-interest expense increased to $90.0 million in 2018 from $74.2 million in 2017 and $61.5 million in 2016.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $7.0 million or 17.7% to $46.8 million from $39.8 million in 2017, and $32.4 million in 2016. The increase is primarily due to the addition of 112 employees from the First Bank acquisition, the addition of 149 employees from the Soy Capital Bank acquisition and merit increases in 2018 for continuing employees during the first quarter of 2018. The increase in 2017 is primarily due to merit increases for continuing employees and a full year of expenses for the acquired First Clover Leaf employees. There were 818 full-time equivalent employees at December 31, 2018, compared to 592 at December 31, 2017, and 598 at December 31, 2016.

•
Occupancy and equipment expense increased $1,937,000 or 15.4% to $14.5 million in 2018 from $12.6 million in 2017, and $11.4 million in 2016. The increase in 2018 was primarily due to increases in maintenance and repair expenses, rent expense, and building insurance related to the acquisition of First Bank and Soy Capital Bank. The increase in 2017 and 2016 was primarily due to increases in rent, property taxes, and depreciation expenses related to the acquisition of First Clover Leaf Bank during the third quarter of 2016.

•
Net other real estate owned expense decreased $278,000 or 49.6% to $282,000 from $560,000 in 2017, and $60,000 in 2016. The decrease in 2018 was primarily due to more gains on properties sold during 2017 than properties sold in 2018. The increase in 2017 was primarily due to a write down of one property to the appraised value and real estate taxes and maintenance expenses on properties owned.

•
FDIC insurance expense increased $154,000 or 17.0% to $1,059,000 from $905,000 in 2017, and $966,000 in 2016. The increase in 2018 was primarily due to an increase in average assets offset by a decline in FDIC rates. The decrease in 2017 was primarily due to a decline in FDIC rates.

•
Amortization of other intangibles expense increased $1,062,000 or 49.3% to $3,215,000 from $2,153,000 in 2017, and $1,909,000 in 2016. The increase in 2018 was due to amortization of core deposit intangibles from the First Bank and Soy Capital acquisitions. The increase in 2017 was due to a full year of amortization of deposit premium for First Clover Leaf Bank.

•
Other operating expenses increased $3,804,000 or 31.0% to $16,088,000 from $12,284,000 in 2017, and $9,108,000 in 2016. The increase in 2018 was primarily due to costs associated with the acquisition and merger of First Bank and the acquisition of Soy Capital Bank. The increase in 2017 was primarily due to additional expenses from First Clover Leaf locations and costs associated with the merger of First Clover Leaf Bank during the first quarter of 2017.

•
On a net basis, all other categories of operating expenses increased $2,033,000 or 34.1% to $8,000,000 from $5,967,000 in 2017, and $5,695,000 in 2016. The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisitions of First Bank and Soy Capital. The increase from 2016 to 2017 was primarily due to an increase in legal expenses, primarily due to acquisition and loan collection related expenses.

Income Taxes

Income tax expense amounted to $11,905,000 in 2018 compared to $15,042,000 in 2017, and $11,940,000 in 2016.  Effective tax rates were 24.5% for 2018, 36.0% for 2017, and 35.3% for 2016.  The decline in effective tax rate for 2018 compared to 2017 was primarily due to a change in federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The increases in tax expense and the effective tax rate for 2017 were primarily due to an increase in taxable income, and increase in Illinois corporate income tax rate from 7.75% to 9.50% effective July 1, 2017, and additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, due to remeasurement of deferred tax assets and liabilities because of the Tax Cut and Jobs Act.

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

	December 31,
	2018		2017		2016
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$270,816	2.38%	$185,128	1.98%	$213,050	1.83%
Obligations of states and political subdivisions	193,195	2.94%	165,037	2.86%	164,163	2.80%
Mortgage-backed securities: GSE residential	304,372	2.86%	295,778	2.59%	318,829	2.57%
Trust preferred securities	—	—%	2,893	2.15%	3,050	1.86%
Other securities	2,278	3.58%	2,039	2.50%	4,034	2.14%
Total securities	$770,661	2.72%	$650,875	2.55%	$703,126	2.39%

At December 31, 2018, the amortized cost of the Company’s investment portfolio increased by $119.8 million from December 31, 2017 primarily due to securities that were added in the acquisitions of First Bank and Soy Capital, net of declines due to securities that were sold to provide cash flow to fund loans. At December 31, 2017, the amortized cost of the Company's investment portfolio decreased by $52.3 million from December 31, 2016 primarily due to securities that were sold to provide cash flow to fund loans.   When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2018 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2018 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,380	$198,649	$—	$198,649	$—	$—	$—	$—
Obligations of state and political subdivisions	193,195	192,579	18,923	118,627	51,753	495	—	2,781
Mortgage-backed securities (2)	304,372	298,672	1,017	—	—	—	—	297,655
Trust preferred securities	—	—	—	—	—	—	—	—
Other securities	2,278	2,374	—	—	—	2,010	—	364
Total investments	$701,225	$692,274	$19,940	$317,276	$51,753	$2,505	$—	$300,800
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,436	$67,909	$—	$67,909				$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2018	% Outstanding Loans	2017	2016	2015	2014
Construction and land development	$50,619	1.9%	$107,594	$49,104	$39,209	$21,627
Farm loans	231,700	8.8%	127,183	126,108	122,474	110,193
1-4 Family residential properties	373,518	14.1%	293,667	326,415	231,571	181,921
Multifamily residential properties	184,051	7.0%	61,798	83,200	45,740	53,129
Commercial real estate	906,850	34.2%	681,757	630,135	409,172	379,604
Loans secured by real estate	1,746,738	66.0%	1,271,999	1,214,962	848,166	746,474
Agricultural loans	135,877	5.1%	86,631	86,685	75,886	68,298
Commercial and industrial loans	557,011	21.1%	444,263	409,033	305,060	223,780
Consumer loans	91,516	3.5%	29,749	38,028	41,579	15,118
All other loans	113,377	4.3%	106,859	77,284	11,198	8,736
Total loans	$2,644,519	100.0%	$1,939,501	$1,825,992	$1,281,889	$1,062,406

Loan balances increased by $705.0 million or 36.4% from December 31, 2017 to December 31, 2018 primarily due to loans acquired from First Bank and Soy Capital Bank. Loan balances increased by $113.5 million or 6.2% from December 31, 2016 to December 31, 2017 primarily due to increases in construction and land development, commercial operating, and commercial real estate loans. The balances of loans sold into the secondary market were $62.3 million in 2018 compared to $67.5 million in 2017. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,508,000 and $1,025,000 as of December 31, 2018 and 2017, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Central region	$571,909	21.7%	$543,938	28.0%
Sullivan region	375,407	14.2%	167,977	8.7%
Decatur region	501,743	19.0%	378,867	19.5%
Peoria region	291,283	11.0%	189,639	9.8%
Highland region	518,881	19.6%	525,983	27.1%
Southern region	133,225	5.0%	133,097	6.9%
Soy Capital Bank	252,071	9.5%	—	—%
Total all regions	$2,644,519	100.0%	$1,939,501	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2018 and 2017, the Company does not consider these locations high risk areas since these regions have not experienced the significant volatility in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2018 and 2017, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2018		December 31, 2017
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$276,142	10.44%	$170,758	8.80%
Lessors of non-residential buildings	250,495	9.47%	185,967	9.59%
Lessors of residential buildings & dwellings	289,169	10.93%	131,756	6.79%
Hotels and motels	129,216	4.89%	131,702	6.79%
Other Gambling Industries	105,259	3.98%	95,713	4.93%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2018, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$29,636	$9,836	$11,147	$50,619
Farm loans	10,472	76,472	144,756	231,700
1-4 Family residential properties	28,985	82,628	261,905	373,518
Multifamily residential properties	11,380	126,850	45,821	184,051
Commercial real estate	87,732	369,957	449,161	906,850
Loans secured by real estate	168,205	665,743	912,790	1,746,738
Agricultural loans	104,746	27,121	4,010	135,877
Commercial and industrial loans	218,470	281,843	56,698	557,011
Consumer loans	5,288	74,996	11,232	91,516
All other loans	12,468	33,052	67,857	113,377
Total loans	$509,177	$1,082,755	$1,052,587	$2,644,519

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2018, loans with maturities over one year consisted of approximately $1.6 billion in fixed rate loans and approximately $557 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans	$27,298	$16,659	$12,053	$3,412	$4,105
Restructured loans which are performing in accordance with revised terms	2,451	854	6,185	601	435
Total nonperforming loans	29,749	17,513	18,238	4,013	4,540
Repossessed assets	2,595	2,834	1,985	478	263
Total nonperforming loans and repossessed assets	$32,344	$20,347	$20,223	$4,491	$4,803
Nonperforming loans to loans, before allowance for loan losses	1.12%	0.90%	1.00%	0.31%	0.43%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.22%	1.05%	1.11%	0.35%	0.45%

The $10.6 million increase in nonaccrual loans during 2018 resulted from the net of $14.7 million of loans put on nonaccrual status including $2,242,000 acquired from First Bank and $344,000 acquired from Soy Capital Bank, offset by $235,000 of loans transferred to other real estate owned, $564,000 of loans charged off and $3.3 million of loans becoming current or paid-off. The amounts above do not include loans formerly identified as TDRs by Soy Capital Bank. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$377	1.4%	$—	—%
Farm loans	309	1.1%	291	1.7%
1-4 Family residential properties	5,762	21.1%	2,687	16.1%
Multifamily residential properties	2,105	7.7%	368	2.2%
Commercial real estate	8,457	31.1%	5,596	33.6%
Loans secured by real estate	17,010	62.4%	8,942	53.6%
Agricultural loans	667	2.4%	757	4.5%
Commercial and industrial loans	8,990	32.9%	6,658	40.1%
Consumer loans	625	2.3%	302	1.8%
All Other loans	6	—%	—	—%
Total loans	$27,298	100.0%	$16,659	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,189,000, $471,000 and $133,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The $239,000 decrease in repossessed assets during 2018 resulted from the net of $619,000 of additional assets repossessed, $1,408,000 assets acquired,$1,729,000 of repossessed assets sold and $537,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,513	58.2%	$1,781	62.7%
Farm Loans	—	—%	—	—%
1-4 family residential properties	583	22.5%	413	14.6%
Multi-family residential properties	—	—%	—	—%
Commercial real estate	438	16.9%	560	19.8%
Total real estate	2,534	97.6%	2,754	97.1%
Agricultural Loans	—	—%	—	—%
Commercial & Industrial Loans	61	2.4%	44	1.6%
Consumer Loans	—	—%	36	1.3%
Total repossessed collateral	$2,595	100.0%	$2,834	100.0%

Repossessed assets sold during 2018 resulted in net losses of $132,000, of which $120,000 of net losses was related to real estate asset sales and $12,000 of net losses was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in central and southern Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2018, the Company’s loan portfolio included $367.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $276.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $153.8 million from $213.8 million at December 31, 2017 while loans concentrated in other grain farming increased $105.3 million from $170.8 million at December 31, 2017.

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

In addition, the Company has $129.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $250.5 million of loans to lessors of non-residential buildings and $289.2 million of loans to lessors of residential buildings and dwellings, and $105.3 million to other gambling industries.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2018	2017	2016	2015	2014
Average loans outstanding, net of unearned income	$2,276,500	$1,836,617	$1,454,591	$1,126,479	$1,022,605
Allowance-beginning of period	19,977	16,753	14,576	13,682	13,249
Charge-offs:
Real estate-mortgage	1,281	1,025	381	131	185
Commercial, financial & agricultural	925	3,649	630	222	41
Installment	364	98	292	285	63
Other	423	423	372	268	248
Total charge-offs	2,993	5,195	1,675	906	537
Recoveries:
Real estate-mortgage	91	406	529	186	110
Commercial, financial & agricultural	133	281	283	120	78
Installment	80	27	25	24	26
Other	234	243	189	152	127
Total recoveries	538	957	1,026	482	341
Net charge-offs	2,455	4,238	649	424	196
Provision for loan losses	8,667	7,462	2,826	1,318	629
Allowance-end of period	$26,189	$19,977	$16,753	$14,576	$13,682
Ratio of annualized net charge-offs to average loans	0.11%	0.23%	0.05%	0.04%	0.03%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	0.99%	1.03%	0.92%	1.14%	1.29%
Ratio of allowance for loan losses to nonperforming loans	88.0%	114.1%	92.0%	363.0%	301.4%

The ratio of the allowance for loan losses to nonperforming loans is 88.0% as of December 31, 2018 compared to 114.1% as of December 31, 2017.  The decrease in this ratio is primarily due to the increase in loan balances and the increase in non performing loans to $29.7 million at December 31, 2018 from $17.5 million at December 31, 2017 including $.3 million in non-performing loans from Soy Capital Bank and $6.6 million in non-performing loans acquired from First Bank during the second quarter of 2018. The amounts above do not include loans formerly identified as TDRs by Soy Capital Bank. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2018, the Company had net charge-offs of $2,455,000 compared to $4,238,000 in 2017. During 2018, there were significant charge offs of commercial real estate loans to one borrower of $169,000, charge offs of two agricultural loans to one borrower of $93,000, and charge offs of six commercial operating loans to two borrowers of $540,000. During 2017, the Company had net charge-offs of $4,238,000 compared to $649,000 in 2016. During 2017, there were significant charge offs of commercial real estate loans to three borrowers of $619,000, charge offs of two agricultural loans to one borrower of $662,000, and charge offs of twelve commercial operating loans to five borrowers of $2,689,000.

At December 31, 2018, the allowance for loan losses amounted to $26.2 million or 0.99% of total loans. At December 31, 2017, the allowance for loan losses amounted to $20.0 million or 1.03% of total loans. The decrease in this ratio in 2018 is primarily due to an increase in loan balances. The increase in this ratio in 2017 is primarily due to an increase in provision recorded as loans acquired renewed or paid off.
The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$1,504	14.8%	$886	16.2%	$874	20.1%
Commercial / Commercial real estate	21,556	67.5%	16,546	70.8%	12,901	66.0%
Agricultural / Agricultural real estate	2,197	13.9%	1,742	11.0%	2,249	11.6%
Consumer	932	3.8%	803	2.0%	693	2.3%
Total allocated	26,189	100.0%	19,977	100.0%	16,717	100.0%
Unallocated	—	NA	—	NA	36	NA
Allowance at end of year	$26,189	100.0%	$19,977	100.0%	$16,753	100.0%

	December 31, 2015		December 31, 2014
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	994	18.1%	$790	17.4%
Commercial / Commercial real estate	11,379	63.0%	10,914	64.4%
Agricultural / Agricultural real estate	1,337	15.5%	1,360	16.8%
Consumer	642	3.4%	386	1.4%
Total allocated	14,352	100.0%	13,450	100.0%
Unallocated	224	NA	232	N/A
Allowance at end of year	14,576	100.0%	$13,682	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$506,873	—%	$438,575	—%	$372,339	—%
Interest-bearing	1,194,089	0.28%	1,119,835	0.16%	881,994	0.11%
Savings	395,028	0.15%	367,261	0.13%	340,746	0.13%
Time deposits	473,043	0.99%	348,278	0.49%	298,124	0.43%
Total average deposits	$2,569,033	0.33%	$2,273,949	0.18%	$1,893,203	0.14%

The following table sets forth the high and low month-end balances for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
High month-end balances of total deposits	$3,017,035	$2,331,084	$2,329,887
Low month-end balances of total deposits	2,208,941	2,217,477	1,699,770

In 2018, the average balance of deposits increased by $295.1 million from 2017. The increase was primarily the result of deposit balances acquired in the acquisition of First Bank during the second quarter of 2018 and the acquisition of Soy Capital Bank during the fourth quarter of 2018. Average non-interest bearing deposits increased $68.3 million, other interest-bearing deposits increased by $74.3 million, savings accounts increased by $27.8 million, and time deposits increased $124.8 million. In 2017, the average balance of deposits increased by $380.7 million from 2016. The increase was primarily attributable the acquisition of FIrst Clover Leaf during the third quarter of 2016 that were included for the full-year in 2017. Average non-interest bearing deposits increased by $66.2 million, savings accounts increased by $26.5 million, average balances of other interest-bearing deposits increased $237.8 million and time deposits increased by $50.2 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2018	2017	2016
3 months or less	$44,898	$31,467	$23,796
Over 3 through 6 months	49,476	34,194	20,352
Over 6 through 12 months	78,567	54,607	37,094
Over 12 months	155,071	46,805	70,020
Total	$328,012	$167,073	$151,262

The balance of time deposits of $100,000 or more increased $160.9 million from December 31, 2017 to December 31, 2018. The balance of time deposits of $100,000 or more increased $15.8 million from December 31, 2016 to December 31, 2017. The increase in 2018 and 2017 was primarily due to the deposits added through acquisitions.

In 2018 the Company maintained account relationships with various public entities throughout its market areas. 83 public entities had total balances of $94.8 million in various checking accounts and time deposits as of December 31, 2018. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank and Soy Capital Bank.  These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies.  These retail repurchase agreements are a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2018, 2017 and 2016 is presented below (in thousands):

	2018	2017	2016
At December 31:
Securities sold under agreements to repurchase	$192,330	$155,388	$185,763
Federal Home Loan Bank advances:
Fixed term – due in one year or less	29,000	—	5,000
Fixed term – due after one year	90,745	60,038	35,094
Junior subordinated debentures	29,000	24,000	23,917
Debt due in one year or less	—	—	4,000
Debt due after one year	7,724	10,313	14,063
Total	$348,799	$249,739	$267,837
Average interest rate at end of period	1.30%	1.00%	0.52%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$192,330	$163,626	$185,763
Federal funds purchased	22,000	20,000	12,500
Federal Home Loan Bank advances:
FHLB-overnite	30,000	30,000	10,000
Fixed term – due in one year or less	29,000	5,000	20,000
Fixed term – due after one year	101,745	60,061	35,109
Debt:
Debt due in one year or less	—	4,000	7,000
Debt due after one year	10,313	14,063	15,000
Junior subordinated debentures	30,221	24,000	23,917
Averages for the period (YTD):
Securities sold under agreements to repurchase	$140,622	$144,674	$129,734
Federal funds purchased	3,794	3,996	1,795
Federal Home Loan Bank advances:
FHLB-overnite	9,434	8,598	3,992
Fixed term – due in one year or less	16,510	2,356	10,260
Fixed term – due after one year	71,757	46,452	22,396
Debt:
Loans due in one year or less	548	658	1,454
Loans due after one year	9,555	12,632	4,749
Junior subordinated debentures	27,391	23,956	21,650
Total	$279,611	$243,322	$196,030
Average interest rate during the period	1.52%	1.02%	0.81%

Securities sold under agreements to repurchase increased $36.9 million during 2018 primarily due to balances acquired from Soy Capital Bank, and the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the Banks to economically fund loan demand.

At December 31, 2018 the advances totaling $120.0 million were as follows:

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$15 million advance with a 6-month maturity, at 2.40% due May 13, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$4 million advance with a 3-year maturity, at 2.68%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 30, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of December 31, 2018. This loan was renewed on April 13, 2018 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (4.65% and 3.67% at December 31, 2018 and 2017, respectively). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary banks were in compliance with the then existing covenants at December 31, 2018 and 2017.

On September 7, 2016, the Company entered into, with The Northern Trust Company, a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (4.65% and 3.67% at December 31, 2018 and 2017, respectively) and interest and principal payments are due quarterly. As of December 31, 2018, the balance due was paid off. The loan is secured by all of the stock of First Mid Bank. The Company used the proceeds of this note to fund the cash portion of the acquisition price of First Clover Leaf Financial.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (5.19% and 4.21% at December 31, 2018 and 2017, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (4.39% and 3.19% at December 31, 2018 and 2017, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.64% and 3.44% at December 31, 2018 and 2017, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.49% and 3.29% at December 31, 2018 and 2017, respectively) and resets quarterly.

The trust preferred securities issued by Trust I, Trust II, CLST I, and FBTCST I are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2018 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$77,807	$—	$—	$—	$—	$—	$77,807	$77,807
Certificates of deposit investments	2,944	2,665	490	1,225	245	—	7,569	7,569
Taxable investment securities	364	13,079	47,665	49,527	74,691	383,805	569,131	567,090
Nontaxable investment securities	—	5,298	7,250	8,675	4,491	166,865	192,579	192,579
Loans	1,024,723	355,089	495,869	332,838	308,591	127,409	2,644,519	2,541,037
Total	$1,105,838	$376,131	$551,274	$392,265	$388,018	$678,079	$3,491,605	$3,386,082
Interest-bearing liabilities:
Savings and NOW accounts	$334,175	$115,008	$115,008	$115,008	$115,008	$541,538	$1,335,745	$1,335,745
Money market accounts	361,467	19,561	19,561	19,561	19,561	45,677	485,388	485,388
Other time deposits	325,158	183,713	47,583	21,033	13,506	776	591,769	594,260
Short-term borrowings/debt	192,330	—	—	—	—	—	192,330	192,179
Long-term borrowings/debt	92,493	38,976	15,000	5,000	5,000	—	156,469	151,846
Total	$1,305,623	$357,258	$197,152	$160,602	$153,075	$587,991	$2,761,701	$2,759,418
Rate sensitive assets – rate sensitive liabilities	$(199,785)	$18,873	$354,122	$231,663	$234,943	$90,088	$729,904
Cumulative GAP	$(199,785)	$(180,912)	$173,210	$404,873	$639,816	$729,904
Cumulative amounts as % of total Rate sensitive assets	-5.7%	0.5%	10.1%	6.6%	6.7%	2.6%
Cumulative Ratio	-5.7%	-5.2%	5.0%	11.6%	18.3%	20.9%

The static GAP analysis shows that at December 31, 2018, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2018, the Company’s stockholders' equity had increased $167.9 million, or 54.5%, to $475,864,000 from $307,964,000 as of December 31, 2017. During 2018, net income contributed $36,600,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $4,169,000, net of tax. Shares issued in the capital raise increased stockholders' equity by $34 million and shares issued in acquisitions added $109.3 to stockholders' equity.

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

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2018, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,548,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,548,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	9,043 common shares during 2018

•	6,875 common shares during 2017, and

•	4,683 common shares during 2016

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after three months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  Beginning in 2016, shares for the 401(k) plan were purchased in the open market instead of being issued by the Company. The Company issued, pursuant to the 401(k) plan:

•	0 common shares during 2018

•	0 common shares during 2017, and

•	558 common shares during 2016

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $9,891,000 in common stock dividends paid during 2018, $1,099,000 or 11.1% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2018, 30,655 common shares were issued from common stock dividends.

•	During 2017, 30,059 common shares were issued from common stock dividends.

•	During 2016, 46,894 common shares were issued from common stock dividends and 3,552 common shares were issued from preferred stock dividends.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  During 2018, 2017, and 2016 (under the 2007 Stock Incentive Plan), the Company awarded 28,700 and 18,391, and 13,912 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

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

During 2018, the Company repurchased $3,900 (0.02% of common shares) at a total price of approximately $138,000.  All of these shares were a result of shares withheld for taxes on vested employee stock incentives. During 2017, the Company repurchased $20,734 (0.16% of common shares) at a total price of approximately $797,000. As of December 31, 2018, approximately $6.2 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

For 2018, the minimum regulatory requirements are 9.875% for the Total Risk-based capital ratio, 7.875% for the Tier 1 Risk-based capital ratio, 6.375% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company, First Mid Bank, and Soy Capital Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2018, the Company, First Mid Bank, and Soy Capital Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company, First Mid Bank, and Soy Capital Bank's capital ratios as of December 31, 2018 follows:

	Total Risk-based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	13.63%	12.76%	11.81%	11.15%
First Mid Bank	12.85%	11.89%	11.89%	9.92%
Soy Capital Bank	14.33%	14.33%	14.33%	11.12%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $65 million available in overnight federal fund lines, including $30 million from First Tennessee Bank, N.A., $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2018, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2018, the excess collateral at the FHLB would support approximately $454.4 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2018, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 million and $10 million in available funds.  This loan was renewed on April 13, 2018 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, and includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2018 and 2017.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$591,769	$325,158	$231,296	$34,539	$776
Debt	30,930	—	—	—	30,930
Other borrowings	245,123	181,123	54,000	10,000	—
Operating leases	40,771	2,880	216	4,420	33,255
Supplemental retirement	533	100	97	100	236
	$909,126	$509,261	$285,609	$49,059	$65,197

For the year ended December 31, 2018, net cash of $42.2 million was provided from operating activities, $11.0 million was used in investing activities, and $21.3 million was provided from financing activities. In total cash and cash equivalents increased by $52.5 million from year-end 2017.

For the year ended December 31, 2017, net cash of $46.2 million was provided from operating activities, $56.0 million was used in investing activities, and $77.2 million was used in financing activities. In total cash and cash equivalents increased by $87.0 million from year-end 2016.

For the year ended December 31, 2016, net cash of $27.4 million was provided from operating activities, $78.1 million was used in investing activities, and $110.8 million was provided from financing activities. In total cash and cash equivalents decreased by $60.1 million from year-end 2015.

For the years ended December 31, 2018 and 2017, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6.1 million of floating rate trust preferred securities from First BancTrust Corporation.  See Note 9 – “Borrowings” for a more detailed description.

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

The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank and Soy Capital Bank.  The Company does not currently use derivatives to manage market or interest rate risks.  For a discussion of how management of the Company addresses and evaluates interest rate risk see also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.”

Based on the financial analysis performed as of December 31, 2018, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact the First Mid Bank's and Soy Capital Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2018	Net Interest Income		Return On Average Equity
Prime rate is 5.50%	($000)	(%)	2018=9.59%
Prime rate increase of:
200 basis points to 7.50%	$(4,007)	(3.9)%	(0.96)%
100 basis points to 6.50%	(1,850)	(1.8)%	(0.44)%
Prime rate decrease of:
100 basis points to 4.50%	(4,285)	(4.2)%	(1.03)%
200 basis points to 3.50%	(11,285)	(11.1)%	(2.75)%

The following table shows the same analysis for First Mid Bank performed as of December 31, 2017:

	Increase (Decrease) In
December 31, 2017	Net Interest Income		Return On Average Equity
Prime rate is 4.50%	($000)	(%)	2017=8.92%
Prime rate increase of:
200 basis points to 6.50%	$(1,912)	(3.1)%	(0.59)%
100 basis points to 5.50%	(837)	(1.4)%	(0.26)%
Prime rate decrease of:
100 basis points to 3.50%	(4,465)	(7.2)%	(1.38)%
200 basis points to 2.50%	(8,899)	(14.4)%	(2.79)%

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

Interest rate sensitivity analysis is also used to measure the Company’s interest risk by computing estimated changes in the Economic Value of Equity (“EVE”) of the First Mid Bank and Soy Capital Bank under various interest rate shocks.  EVE is determined by calculating the net present value of each asset and liability category by rate shock.  The net differential between assets and liabilities is the EVE.  EVE is an expression of the long-term interest rate risk in the balance sheet as a whole.

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2018 and 2017 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  The Banks have no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2018	+200 bp	$(36,159)	(5.6)%
	+100 bp	(16,479)	(2.5)%
	-200 bp	(63,947)	(9.9)%
	-100 bp	(19,944)	(3.1)%

December 31, 2017	+200 bp	(27,611)	(5.8)%
	+100 bp	(11,926)	(2.5)%
	-200 bp	(74,933)	(15.6)%
	-100 bp	(28,272)	(5.9)%

As indicated above, at December 31, 2018, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, The Company's EVE would be expected to decrease.  At December 31, 2018, the estimated changes in EVE were within the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of EVE.  Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table.  Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In addition, the proportion of adjustable-rate loans in First MId Bank's and Soy Capital Bank's portfolio change in future periods as market rates change.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table.  Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands, except share data)	2018	2017
Assets
Cash and due from banks:
Non-interest bearing	$63,593	$75,398
Interest bearing	77,142	12,990
Federal funds sold	665	491
Cash and cash equivalents	141,400	88,879
Certificates of deposit investments	7,569	1,685
Investment securities:
Available-for-sale, at fair value	692,274	578,579
Held-to-maturity, at amortized cost (estimated fair value of $67,909 and $68,457 at December 31, 2018 and 2017, respectively)	69,436	69,332
Loans held for sale	1,508	1,025
Loans	2,643,011	1,938,476
Less allowance for loan losses	(26,189)	(19,977)
Net loans	2,616,822	1,918,499
Interest receivable	16,881	10,832
Other real estate owned	2,534	2,754
Premises and equipment, net	59,117	38,266
Goodwill, net	105,277	60,150
Intangible assets, net	33,820	10,679
Bank owned life insurance	65,484	41,883
Other assets	27,612	18,976
Total assets	$3,839,734	$2,841,539
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$575,784	$480,283
Interest bearing	2,412,902	1,794,356
Total deposits	2,988,686	2,274,639
Repurchase agreements with customers	192,330	155,388
Interest payable	1,758	602
FHLB borrowings	119,745	60,038
Other borrowings	7,724	10,313
Junior subordinated debentures	29,000	24,000
Other liabilities	24,627	8,595
Total liabilities	3,363,870	2,533,575
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,219,012 shares in 2018 and 13,231,225 shares in 2017	70,876	54,925
Additional paid-in capital	293,937	163,603
Retained earnings	131,392	104,683
Deferred compensation	2,761	3,540
Accumulated other comprehensive loss	(6,473)	(2,304)
Less treasury stock at cost, 574,377 shares in 2018 and 570,477 shares in 2017	(16,629)	(16,483)
Total stockholders’ equity	475,864	307,964
Total liabilities and stockholders’ equity	$3,839,734	$2,841,539

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)	2018	2017	2016
Interest income:
Interest and fees on loans	$105,772	$82,670	$61,952
Interest on investment securities
Taxable	13,070	11,708	9,288
Exempt from federal income tax	5,167	4,774	3,726
Interest on certificates of deposit investments	66	50	295
Interest on federal funds sold	8	62	40
Interest on deposits with other financial institutions	482	291	195
Total interest income	124,565	99,555	75,496
Interest expense:
Interest on deposits	8,571	3,995	2,713
Interest on securities sold under agreements to repurchase	330	181	96
Interest on FHLB borrowings	2,071	883	630
Interest on other borrowings	446	496	181
Interest on subordinated debentures	1,409	927	672
Total interest expense	12,827	6,482	4,292
Net interest income	111,738	93,073	71,204
Provision for loan losses	8,667	7,462	2,826
Net interest income after provision for loan losses	103,071	85,611	68,378
Other income:
Trust revenues	5,786	3,744	3,517
Brokerage commissions	2,674	2,161	1,908
Insurance commissions	5,592	3,872	3,452
Service charges	7,435	6,920	6,791
Securities gains, net	901	616	1,192
Mortgage banking revenue, net	1,205	1,184	1,172
ATM / debit card revenue	7,487	6,495	6,004
Bank owned life insurance	1,389	1,638	671
Other income	2,945	3,706	2,205
Total other income	35,414	30,336	26,912
Other expense:
Salaries and employee benefits	46,803	39,756	32,354
Net occupancy and equipment expense	14,533	12,596	11,418
Net other real estate owned expense	282	560	60
FDIC insurance expense	1,059	905	966
Amortization of intangible assets	3,215	2,153	1,909
Stationery and supplies	963	724	815
Legal and professional	5,243	3,887	3,035
Marketing and donations	1,794	1,356	1,845
ATM / debit card expense	2,971	2,393	1,994
Other expense	13,117	9,891	7,114
Total other expense	89,980	74,221	61,510
Income before income taxes	48,505	41,726	33,780
Income taxes	11,905	15,042	11,940
Net income	36,600	26,684	21,840
Dividends on preferred shares	—	—	825
Net income available to common stockholders	$36,600	$26,684	$21,015
Per share data:
Basic net income per common share available to common stockholders	$2.53	$2.13	$2.07
Diluted net income per common share available to common stockholders	2.52	2.13	2.05
Cash dividends declared per common share	0.70	0.66	0.62

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018, 2017 and 2016
(in thousands)	2018	2017	2016
Net income	$36,600	$26,684	$21,840
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,475, $(2,855), and $3,848 for the years ended December 31, 2018, 2017 and 2016, respectively	(3,611)	3,845	(6,025)
Unamortized holding gains on held to maturity securities transferred from available for sale, net of taxes of $(33), $(32), and $(172) for December 31, 2018, 2017 and 2016, respectively	82	80	268
Less: reclassification adjustment for realized gains included in net income net of taxes of $261, $216, and $465 for the years ended December 31, 2018, 2017 and 2016, respectively	(640)	(400)	(727)
Other comprehensive income (loss), net of taxes	(4,169)	3,525	(6,484)
Comprehensive income	$32,431	$30,209	$15,356

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	36,600	—	—	—	36,600
Other comprehensive loss, net of tax	—	—	—	—	(4,169)	—	(4,169)
Dividends on common stock ($.70 per sh)	—	—	(9,891)	—	—	—	(9,891)
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,646	—	—	—	—	61,222
Issuance of 1,330,571 common shares pursuant to acquisition of SCB Bancorp, net proceeds	5,322	42,770	—	—	—	—	48,092
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,197	—	—	—	—	33,986
Issuance of 30,655 common shares pursuant to the Dividend Reinvestment Plan	123	976	—	—	—	—	1,099
Issuance of 9,043 common shares pursuant to the Deferred Compensation Plan	36	309	—	—	—	—	345
Issuance of 13,250 restricted common shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Issuance of 10,500 common shares pursuant to the exercise of stock options	52	247	—	—	—	—	299
Purchase of 3,900 treasury shares	—	—	—	—	—	(138)	(138)
Deferred compensation	—	—	—	8	—	(8)	—
Tax benefit related to deferred compensation distributions	—	160	—	—	—	—	160
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	566	—	—	—	—	566
Vested restricted shares/units compensation expense	—	—	—	(787)	—	—	(787)
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2016	$54,083	$158,671	$86,216	$3,201	$(5,761)	$(15,737)	$280,673
Net income	—	—	26,684	—	—	—	26,684
Other comprehensive income, net of tax	—	—	—	—	3,525	—	3,525
Dividends on common stock ($.66 per sh)	—	—	(8,285)	—	—	—	(8,285)
Reclass of stranded AOCI due to tax reform	—	—	68	—	(68)	—	—
Issuance of 30,059 common shares pursuant to the Dividend Reinvestment Plan	120	937	—	—	—	—	1,057
Issuance of 6,875 common shares pursuant to the Deferred Compensation Plan	28	204	—	—	—	—	232
Issuance of 47,339 restricted common shares pursuant to the 2007 and 2017 Stock Incentive Plan	189	1,615	—	—	—	—	1,804
Issuance of 98,710 common shares pursuant to At-The-Market program, less issuance costs	395	2,856	—	—	—	—	3,251
Purchase of treasury shares	—	—	—	—	—	(797)	(797)
Deferred compensation	—	—	—	(51)	—	51	—
Tax benefit related to deferred compensation distributions	—	216	—	—	—	—	216
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	359	—	—	—	—	359
Issuance of 27,500 common shares pursuant to the exercise of stock options	110	589	—	—	—	—	699
Release of restricted stock units pursuant to 2017 SIP	—	(1,849)	—	—	—	—	(1,849)
Disqualified disposition of incentive stock option	—	5	—	—	—	—	5
Vested restricted shares/units compensation expense	—	—	—	390	—	—	390
December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2015	$27,400	$38,015	$79,626	$71,712	$3,245	$723	$(15,712)	$205,009
Net income	—	—	—	21,840	—	—	—	21,840
Other comprehensive loss, net of tax	—	—	—	—	—	(6,484)	—	(6,484)
Dividends on preferred stock ($150 per sh)	—	—	—	(825)	—	—	—	(825)
Dividends on common stock ($.62 per sh)	—	—	—	(6,511)	—	—	—	(6,511)
Issuance of 2,500 common shares pursuant to the exercise of stock options	—	10	52	—	—	—	—	62
Issuance of 1,355,319 common shares pursuant to conversion of 5,500 shares of Series C preferred stock	(27,400)	5,421	21,979	—	—	—	—	—
Issuance of 50,446 common shares pursuant to the Dividend Reinvestment Plan	—	202	1,121	—	—	—	—	1,323
Issuance of 4,683 common shares pursuant to the Deferred Compensation Plan	—	19	100	—	—	—	—	119
Issuance of 558 common shares pursuant to the First Retirement & Savings Plan	—	2	12	—	—	—	—	14
Issuance of 2,910 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	12	68	—	—	—	—	80
Issuance of 2,600,616 common shares pursuant to acquisition of First Clover Leaf Financial, net proceeds	—	10,402	55,295	—	—	—	—	65,697
Deferred compensation	—	—	—	—	25	—	(25)	—
Tax benefit related to deferred compensation distributions	—	—	140	—	—	—	—	140
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	278	—	—	—	—	278
Vested restricted shares/units compensation expense	—	—	—	—	(69)	—	—	(69)
December 31, 2016	$—	$54,083	$158,671	$86,216	$3,201	$(5,761)	$(15,737)	$280,673

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$36,600	$26,684	$21,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,667	7,462	2,826
Depreciation, amortization and accretion, net	7,881	8,134	7,936
Change in cash surrender value of bank owned life insurance	(1,337)	(1,126)	(671)
Gain on bank owned life insurance	—	(511)	—
Stock-based compensation expense	294	954	384
Gains on investment securities, net	(901)	(616)	(1,192)
Loss (gain) on sales of other real property owned, net	132	667	(1)
Donation of building	—	—	653
Loss on write down of premises and equipment	30	11	28
Loss on loans sold	—	698	—
Gains on sale of loans held for sale, net	(1,070)	(1,102)	(1,224)
Deferred income taxes	4,283	2,498	(2,388)
Increase in accrued interest receivable	(1,708)	(279)	(629)
Increase (decrease) in accrued interest payable	829	94	(84)
Origination of loans held for sale	(62,623)	(67,321)	(79,682)
Proceeds from sale of loans held for sale	63,210	68,573	80,699
(Increase) decrease in other assets	(4,266)	668	1,802
Increase (decrease) in other liabilities	(7,846)	666	(2,875)
Net cash provided by operating activities	42,175	46,154	27,422
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,486	12,958	25,245
Purchases of certificates of deposit investments	—	—	(12,958)
Proceeds from sales of securities available-for-sale	13,152	159,663	70,757
Proceeds from maturities of securities available-for-sale	55,035	73,310	117,003
Proceeds from maturities of securities held-to-maturity	—	—	83,000
Purchases of securities available-for-sale	(38,852)	(183,319)	(194,946)
Purchases of securities held-to-maturity	—	—	(71,557)
Net increase in loans	(96,665)	(123,931)	(106,608)
Proceeds from sale of premises and equipment	—	—	147
Purchases of premises and equipment	(3,112)	(1,274)	(695)
Proceeds from sales of other real property owned	1,606	5,559	793
Investment in bank owned life insurance	—	—	(25,000)
Capitalization of mortgage servicing rights	—	—	(14)
Proceeds from settlement of bank owned life insurance policies	—	1,072	—
Cash received related to acquisition, net of cash and cash equivalents acquired	56,389	—	36,774
Net cash used in investing activities	(10,961)	(55,962)	(78,059)
Cash flows from financing activities:
Net (decrease) increase in deposits	(19,548)	(55,248)	60,632
(Decrease) Increase in repurchase agreements	15,762	(30,375)	33,658
Proceeds from FHLB advances	45,000	52,000	20,000
Repayment of FHLB advances	(35,000)	(32,000)	(15,000)
Proceeds from short-term debt	—	—	7,000
Repayment of short-term debt	—	(4,000)	(3,938)
Proceeds from long-term debt	—	—	15,000
Repayment of long-term debt	(10,313)	(3,750)	—
Proceeds from issuance of common stock	36,645	4,399	195
Direct expenses related to capital transactions	(2,309)	(216)	(229)
Purchase of treasury stock	(138)	(797)	—
Dividends paid on preferred stock	—	—	(1,286)
Dividends paid on common stock	(8,792)	(7,228)	(5,277)
Net cash provided by (used in) financing activities	21,307	(77,215)	110,755

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2018, 2017 and 2016
(In thousands)	2018	2017	2016
Increase (decrease) in cash and cash equivalents	52,521	(87,023)	60,118
Cash and cash equivalents at beginning of period	88,879	175,902	115,784
Cash and cash equivalents at end of period	$141,400	$88,879	$175,902

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,671	$6,415	$4,113
Income taxes	9,645	11,721	13,135

Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	518	6,034	328
Dividends reinvested in common stock	1,099	1,057	1,323
Net tax benefit related to option and deferred compensation plans	160	221	140
Conversion of preferred stock	—	—	27,500

Supplemental disclosure of purchase of capital stock:			First Clover Leaf
Fair value of assets acquired			$668,905
Consideration paid:
Cash paid			22,545
Common stock issued			65,926
Total consideration paid			88,471
Fair value of liabilities assumed			$580,434

Supplemental disclosure of purchase of capital stock:	First Bank
Fair value of assets acquired	$501,285
Consideration paid:
Cash paid	10,275
Common stock issued	61,350
Total consideration paid	71,625
Fair value of liabilities assumed	$429,660

Supplemental disclosure of purchase of capital stock:	Soy Capital
Fair value of assets acquired	$479,056
Consideration paid:
Cash paid	19,046
Common stock issued	48,260
Total consideration paid	67,306
Fair value of liabilities assumed	$411,750
See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Wealth Management, First Mid Bank & Trust, N.A. (“First Mid Bank”), Soy Capital Bank and Trust Company ("Soy Capital Bank"), and First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2018 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company uses estimates and employs the judgments of management in determining the amount of its allowance for loan losses and income tax accruals and deferrals, in its fair value measurements of investment securities, and in the evaluation of impairment of loans, goodwill, investment securities, and premises and equipment. As with any estimate, actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

Investment Securities

The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale in accordance with ASC 320. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

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

Bank Owned Life Insurance

First Mid Bank and Soy Capital Bank have purchased life insurance policies on certain senior management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

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

At December 31, 2018, the Company managed or administered 1,141 accounts with assets totaling approximately $1,129.6 million. At December 31, 2017, the Company managed or administered 1,119 accounts with assets totaling approximately $997.8 million.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 28,700, 18,391, and 13,912 shares during 2018, 2017, and 2016 (under the 2007 Stock Incentive Plan), respectively as stock and stock unit awards.

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

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject toASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description ofthe revenue-generating activities that are within the scope ofASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

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

Insurance commissions. The Company’s insurance agency subsidiary, First Mid Insurance Group (“FMIG”), receives commissions on premiums ofnew and renewed business policies. FMIG records commission revenue on direct bill policies as the cash is received. For agency bill policies, FMIG retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the entire performance obligation is held by the carriers.

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

Other income. Treasury management fees and lock box fees are received and recorded after the service performance obligation is completed. Merchant bank card fees are received from various vendors, however the performance obligation is with the vendors. The Company records gains on the sale ofloans and the sale ofOREO properties after the transactions are complete and transfer of ownership has occurred.

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

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company's financial statements. The current accounting policies and procedures of the Company are not anticipated to change, except for the elimination of Step 2 analysis.
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

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee is required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance is effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. The Company will adopt the guidance effective January 1, 2019 and estimates it will record a right of use asset of $14.1 million and a lease liability of $14.1 million. The Company does not expect the new guidance will have a material impact on its consolidated statement of income.

Accounting Standards Update 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, FASB issued ASU 2016-01 which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted ASU 2016-01 on January 1, 2018. Accordingly, the Company refined the calculation used to determine the disclosed fair value of loans held for investments as part of adopting this standard. The Adoption of this standard did not have a significant impact on the fair value disclosures included in NOTE 11.

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

Management has formed an internal, cross functional committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements. The committee has assigned roles and responsibilities, key tasks to complete, and has established a general timeline for implementation. The Company also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee meets periodically to discuss the latest developments and ensure progress is being made and also keeps current on evolving interpretations and industry practices related to ASU 2016-13. The committee continues to evaluate and validate data resources and different loss methodologies. Key implementation activities for 2019 include finalization of models, establishing processes and controls, development of supporting analytics and documentation, policies and disclosure, and implementing parallel processing. The committee is still evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of December 31, 2018 and 2017 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2018
Net unrealized losses on securities available-for-sale	$(8,951)	$—	$(8,951)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(166)	—	(166)
Securities with other-than-temporary impairment losses	—	—	—
Tax benefit	2,644	—	2,644
Balance at December 31, 2018	$(6,473)	$—	$(6,473)
December 31, 2017
Net unrealized losses on securities available-for-sale	$(2,619)	$—	$(2,619)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(281)	—	(281)
Securities with other-than-temporary impairment losses	—	(345)	(345)
Tax benefit	841	100	941
Balance at December 31, 2017	$(2,059)	$(245)	$(2,304)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2018, 2017 and 2016 , were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2018	2017	2016
Realized gains on available-for-sale securities	$901	616	1,192	Securities gains, net (Total reclassified amount before tax)
	(261)	(216)	(465)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$640	$400	$727	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options and restricted stock awarded, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$36,600,000	$26,684,000	$21,840,000
Preferred stock dividends	—	—	(825,000)
Net income available to common stockholders	36,600,000	26,684,000	21,015,000
Weighted average common shares outstanding	14,487,126	12,531,659	10,149,099
Basic earnings per common share	$2.53	$2.13	$2.07
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$36,600,000	$26,684,000	$21,015,000
Effect of assumed preferred stock conversion	—	—	825,000
Net income applicable to diluted earnings per share	36,600,000	26,684,000	21,840,000
Weighted average common shares outstanding	14,487,126	12,531,659	10,149,099
Dilutive potential common shares:
Assumed conversion of stock options	209	4,875	3,111
Restricted stock awarded	13,250	—	4,107
Assumed conversion of preferred stock	—	—	507,393
Dilutive potential common shares	13,459	4,875	514,611
Diluted weighted average common shares outstanding	14,500,585	12,536,534	10,663,710
Diluted earnings per common share	$2.52	$2.13	$2.05

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2018, 2017 and 2016.

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $14,564,000, $8,944,000 and $16,643,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company's cash accounts exceeded federal insurance limits by $1,906,000.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2018 and December 31, 2017 were as follows (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$201,380	$504	$(3,235)	$198,649
Obligations of states and political subdivisions	193,195	1,224	(1,840)	192,579
Mortgage-backed securities: GSE residential	304,372	486	(6,186)	298,672
Other securities	2,278	96	—	2,374
Total available-for-sale	$701,225	$2,310	$(11,261)	$692,274
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,436	$—	$(1,527)	$67,909
December 31, 2017
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$115,796	$8	$(2,034)	$113,770
Obligations of states and political subdivisions	165,037	2,254	(1,025)	166,266
Mortgage-backed securities: GSE residential	295,778	493	(2,460)	293,811
Trust preferred securities	2,893	—	(345)	2,548
Other securities	2,039	145	—	2,184
Total available-for-sale	$581,543	$2,900	$(5,864)	$578,579
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,332	$103	$(978)	$68,457

Trust preferred securities at December 31, 2017, is a trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which had a maturity of twenty years, was primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. This security was sold during 2018. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Proceeds from sales	$13,152	$159,663	$70,757
Gross gains	941	773	1,192
Gross losses	(40)	(157)	—
Income tax expense	261	216	465

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2018 and the weighted average yield for each range of maturities (in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$148,656	$49,993	$—	$—	$198,649
Obligations of state and political subdivisions	23,282	89,930	78,294	1,073	192,579
Mortgage-backed securities: GSE residential	622	160,900	137,150	—	298,672
Other securities	—	2,010	—	364	2,374
Total investments	$172,560	$302,833	$215,444	$1,437	$692,274
Weighted average yield	2.57%	2.83%	2.93%	3.10%	2.80%
Full tax-equivalent yield	2.70%	3.14%	3.34%	4.14%	3.10%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,995	$29,441	$—	$—	$69,436
Weighted average yield	1.76%	2.08%	—%	—%	1.90%
Full tax-equivalent yield	1.76%	2.08%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2018.

Investment securities carried at approximately $628 million and $479 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2018 and 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,095	$(148)	$105,549	$(3,087)	$121,644	$(3,235)
Obligations of states and political subdivisions	38,782	(450)	42,741	(1,390)	81,523	(1,840)
Mortgage-backed securities: GSE residential	81,435	(1,150)	171,321	(5,036)	252,756	(6,186)
Total	$136,312	$(1,748)	$319,611	$(9,513)	$455,923	$(11,261)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,683	$(147)	$48,226	$(1,380)	$67,909	$(1,527)
December 31, 2017
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,584	$(540)	$47,972	$(1,494)	$106,556	$(2,034)
Obligations of states and political subdivisions	42,618	(769)	9,267	(256)	51,885	(1,025)
Mortgage-backed securities: GSE residential	187,949	(1,942)	22,609	(518)	210,558	(2,460)
Trust preferred securities	—	—	2,548	(345)	2,548	(345)
Total	$289,151	$(3,251)	$82,396	$(2,613)	$371,547	$(5,864)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,101	$(525)	$14,540	$(453)	$48,641	$(978)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2018, there were twenty-three available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $105,549,000 and unrealized losses of $3,087,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were eleven available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $47,972,000 and unrealized losses of $1,494,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018 there were nine held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,226,000 and unrealized losses of $1,380,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017 there were seven held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $14,540,000 and unrealized losses of $453,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2018 there were eighty-four obligations of states and political subdivisions with a fair value of $42,741,000 and unrealized losses of $1,390,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were thirty-nine obligations of states and political subdivisions with a fair value of $9,267,000 and unrealized losses of $256,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2018 there were sixty-nine mortgage-backed securities with a fair value of $171,321,000 and unrealized losses of $5,036,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2017, there were twenty-six mortgage-backed security with a fair value of $22,609,000 and unrealized losses of $518,000 in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2017, there was one trust preferred securities with a fair value of $2,548,000 and unrealized losses of $345,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company sold this security during 2018.

Other securities. At December 31, 2018 or 2017 there were no other securities in a continuous unrealized loss position for twelve months or more.
The Company does not believe any other individual unrealized loss as of December 31, 2018 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment

Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets.

Credit Losses Recognized on Investments

As described above, the Company’s investments in trust preferred securities experienced fair value deterioration due to credit losses but were not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Accumulated Credit Losses as of December 31:
	2018	2017	2016
Credit losses on trust preferred securities held:
Beginning of period	$1,111	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	(1,111)	—	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$—	$1,111	$1,111

Maturities of investment securities were as follows at December 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$174,049	$171,938
Due after one-five years	142,357	141,933
Due after five-ten years	79,095	78,294
Due after ten years	1,352	1,437
	396,853	393,602
Mortgage-backed securities: GSE residential	304,372	298,672
Total available-for-sale	701,225	692,274
Held-to-maturity:
Due in one year or less	39,995	38,790
Due after one-five years	29,441	29,119
Due after five-ten years	—	—
Due after ten years	—	—
Total held-to-maturity	$69,436	$67,909

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2018 and 2017 follows (in thousands):

	2018	2017
Construction and land development	$51,013	$107,721
Farm loans	232,409	127,232
1-4 Family residential properties	374,751	294,483
Multifamily residential properties	186,393	61,966
Commercial real estate	911,656	684,639
Loans secured by real estate	1,756,222	1,276,041
Agricultural loans	136,125	86,602
Commercial and industrial loans	559,120	445,378
Consumer loans	92,744	30,070
All other loans	113,925	108,023
Gross loans	2,658,136	1,946,114
Less: Loans held for sale	1,508	1,025
	2,656,628	1,945,089
Less:
Net deferred loan fees, premiums and discounts	13,617	6,613
Allowance for loan losses	26,189	19,977
Net loans	$2,616,822	$1,918,499

Net loans increased $698.3 million as of December 31, 2018 compared to December 31, 2017. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,508,000 and $1,025,000 at December 31, 2018 and 2017, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2018, the Company’s loan portfolio included $368.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $276.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $154.7 million from $213.8 million at December 31, 2017 while loans concentrated in other grain farming increased $105.3 million from $170.8 million at December 31, 2017.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, at December 31, 2018 the Company had $129.2 million of loans to motels and hotels compared to $131.7 million at December 31, 2017 .  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also had $250.5 million and $186.0 million of loans to lessors of non-residential buildings at December 31, 2018 and 2017, respectively, $289.2 million and $131.8 million of loans to lessors of residential buildings and dwellings at December 31, 2018 and 2017, respectively, and $105.3 million and $95.7 million of loans to other gambling industries at December 31, 2018 and 2017.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018, 2017 and 2016 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	6,070	548	1,447	602	—	8,667
Losses charged off	(1,227)	(93)	(886)	(787)	—	(2,993)
Recoveries	167	—	57	314	—	538
Balance, end of period	$21,556	$2,197	$1,504	$932	$—	$26,189
Ending balance:
Individually evaluated for impairment	$1,816	$—	$225	$3	$—	$2,044
Collectively evaluated for impairment	$18,514	$2,197	$1,270	$929	$—	$22,910
Loans acquired with deteriorated credit quality	$1,226	$—	$9	$—	$—	$1,235
Loans:
Ending balance	$1,784,741	$367,211	$392,526	$100,041	$—	$2,644,519
Ending Balance:
Individually evaluated for impairment	$14,422	$32	$2,360	$166	$—	$16,980
Collectively evaluated for impairment	$1,756,908	$367,175	$387,961	$99,872	$—	$2,611,916
Loans acquired with deteriorated credit quality	$13,411	$4	$2,205	$3	$—	$15,623

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of period	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Loans acquired with deteriorated credit quality	9	0	0	0	0	9
Loans:
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501
Ending balance:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	$1,360,156	$213,033	$314,097	$38,870	$—	$1,926,156
Loans acquired with deteriorated credit quality	$259	$—	$—	$—	$—	$259
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$11,379	$1,337	$994	$642	$224	$14,576
Provision charged to expense	1,467	933	113	501	(188)	2,826
Losses charged off	(747)	(30)	(234)	(664)	—	(1,675)
Recoveries	802	9	1	214	—	1,026
Balance, end of year	$12,901	$2,249	$874	$693	$36	$16,753
Ending balance:
Individually evaluated for impairment	$192	$660	$6	$—	$—	$858
Collectively evaluated for impairment	$12,695	$1,589	$868	$693	$36	$15,881
Loans acquired with deteriorated credit quality	14	0	0	0	0	14
Loans:
Ending balance	$1,204,799	$212,513	$366,823	$41,857	$—	$1,825,992
Ending balance:
Individually evaluated for impairment	$1,956	$1,345	$1,752	$213	$—	$5,266
Collectively evaluated for impairment	$1,199,003	$211,168	$360,825	$41,644	$—	$1,812,640
Loans acquired with deteriorated credit quality	$3,840	$—	$4,246	$—	$—	$8,086

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2018 and 2017 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$49,794	$107,140	$221,047	$120,767	$352,583	$282,441	$163,845	$60,954
Special Mention	471	454	7,805	4,829	5,526	2,654	8,144	476
Substandard	354	—	2,848	1,587	15,409	8,572	12,062	368
Doubtful	—	—	—	—	—	—	—	—
Total	$50,619	$107,594	$231,700	$127,183	$373,518	$293,667	$184,051	$61,798

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$861,086	$647,208	$127,863	$83,469	$535,186	$425,846	$90,133	$29,375
Special Mention	16,035	16,941	7,581	2,304	9,967	11,492	177	5
Substandard	29,729	17,608	433	858	11,858	6,925	1,206	369
Doubtful	—	—	—	—	—	—	—	—
Total	$906,850	$681,757	$135,877	$86,631	$557,011	$444,263	$91,516	$29,749

	All Other Loans		Total Loans
	2018	2017	2018	2017
Pass	$110,352	$103,339	$2,511,889	$1,860,539
Special Mention	3,010	3,520	58,716	42,675
Substandard	15	—	73,914	36,287
Doubtful	—	—	—	—
Total	$113,377	$106,859	$2,644,519	$1,939,501

The following table presents the Company’s loan portfolio aging analysis at December 31, 2018 and 2017 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2018
Construction and land development	$460	$43	$—	$503	$50,116	$50,619	$—
Farm loans	—	804	—	804	230,896	231,700	—
1-4 Family residential properties	3,347	3,051	4,080	10,478	363,040	373,518	—
Multifamily residential properties	1,149	—	1,955	3,104	180,947	184,051	—
Commercial real estate	1,349	89	4,058	5,496	901,354	906,850	—
Loans secured by real estate	6,305	3,987	10,093	20,385	1,726,353	1,746,738	—
Agricultural loans	63	—	20	83	135,794	135,877	—
Commercial and industrial loans	1,417	10	3,902	5,329	551,682	557,011	—
Consumer loans	888	356	299	1,543	89,973	91,516	—
All other loans	697	—	—	697	112,680	113,377	—
Total loans	$9,370	$4,353	$14,314	$28,037	$2,616,482	$2,644,519	$—
December 31, 2017
Construction and land development	$26	$48	$—	$74	$107,520	$107,594	$—
Farm loans	—	—	396	396	126,787	127,183	—
1-4 Family residential properties	3,023	538	1,767	5,328	288,339	293,667	—
Multifamily residential properties	—	—	—	—	61,798	61,798	—
Commercial real estate	90	38	3,566	3,694	678,063	681,757	—
Loans secured by real estate	3,139	624	5,729	9,492	1,262,507	1,271,999	—
Agricultural loans	—	32	158	190	86,441	86,631	—
Commercial and industrial loans	192	3	770	965	443,298	444,263	—
Consumer loans	178	67	27	272	29,477	29,749	—
All other loans	—	—	—	—	106,859	106,859	—
Total loans	$3,509	$726	$6,684	$10,919	$1,928,582	$1,939,501	$—

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

The following tables present impaired loans as of December 31, 2018 and 2017 (in thousands):

	2018			2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$2,559	$2,559	$14	$—	$—	$—
Farm loans	—	—	—	276	276	—
1-4 Family residential properties	4,565	4,952	234	1,026	1,347	25
Multifamily residential properties	4,465	4,465	—	313	313	—
Commercial real estate	12,517	12,804	1,553	5,544	5,565	531
Loans secured by real estate	24,106	24,780	1,801	7,159	7,501	556
Agricultural loans	36	504	—	212	1,009	2
Commercial and industrial loans	8,292	8,723	1,475	5,774	6,037	64
Consumer loans	169	171	3	200	200	1
All other loans	—	—	—	—	—	—
Total loans	$32,603	$34,178	$3,279	$13,345	$14,747	$623
Loans without a specific allowance:
Construction and land development	$48	$48	$—	$—	$—	$—
Farm loans	309	309	—	15	15	—
1-4 Family residential properties	3,680	4,769	—	2,239	2,664	—
Multifamily residential properties	7,597	7,597	—	55	55	—
Commercial real estate	983	1,201	—	303	368	—
Loans secured by real estate	12,617	13,924	—	2,612	3,102	—
Agricultural loans	631	163	—	545	—	—
Commercial and industrial loans	1,660	2,027	—	909	1,249	—
Consumer loans	471	1,006	—	102	119	—
All other loans	6	6	—	—	—	—
Total loans	$15,385	$17,126	$—	$4,168	$4,470	$—
Total loans:
Construction and land development	$2,607	$2,607	$14	$—	$—	$—
Farm loans	309	309	—	291	291	—
1-4 Family residential properties	8,245	9,721	234	3,265	4,011	25
Multifamily residential properties	12,062	12,062	—	368	368	—
Commercial real estate	13,500	14,005	1,553	5,847	5,933	531
Loans secured by real estate	36,723	38,704	1,801	9,771	10,603	556
Agricultural loans	667	667	—	757	1,009	2
Commercial and industrial loans	9,952	10,750	1,475	6,683	7,286	64
Consumer loans	640	1,177	3	302	319	1
All other loans	6	6	—	—	—	—
Total loans	$47,988	$51,304	$3,279	$17,513	$19,217	$623

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$2,558	$37	$—	$—	$229	$—
Farm loans	415	—	293	—	207	—
1-4 Family residential properties	6,297	144	3,267	29	2,988	22
Multifamily residential properties	9,666	137	377	1	3,824	55
Commercial real estate	9,818	271	5,457	13	6,675	36
Loans secured by real estate	28,754	589	9,394	43	13,923	113
Agricultural loans	727	23	878	—	1,394	—
Commercial and industrial loans	9,003	6	6,586	8	1,485	4
Consumer loans	131	1	325	—	557	2
All other loans	3	—	—	—	—	—
Total loans	$38,618	$619	$17,183	$51	$17,359	$119

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $7,237,000 of multifamily residential properties, $1,945,000 of construction & land development, $1,769,000 of 1-4 Family residential properties, $676,000 of commercial real estate, and $962,000 of commercial and industrial loans at December 31, 2018 and $578,000 of 1-4 Family residential properties, $251,000 of commercial real estate loans, and $25,000 of commercial and industrial loans at December 31, 2017. For the years ended December 31, 2018, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2018 and December 31, 2017 (in thousands). This table excludes purchased credit-impaired loans and performing troubled debt restructurings.

	2018	2017
Construction and land development	$377	$—
Farm loans	309	291
1-4 Family residential properties	5,762	2,687
Multifamily residential properties	2,105	368
Commercial real estate	8,457	5,596
Loans secured by real estate	17,010	8,942
Agricultural loans	667	757
Commercial and industrial loans	8,990	6,658
Consumer loans	625	302
All other loans	6	—
Total loans	$27,298	$16,659
The aggregate principal balances of nonaccrual, past due ninety days or more loans were $27.3 million and $16.7 million at December 31, 2018 and 2017, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,189,000, $471,000 and $133,000 in 2018, 2017 and 2016, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016, First Bank & Trust during the second quarter of 2018 and Soy Capital during the fourth quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018	December 31, 2017
Construction and land development	$2,872	$—
1-4 Family residential properties	$2,206	$—
Multifamily residential properties	3,891	—
Commercial real estate	6,946	251
Loans secured by real estate	15,915	251
Agricultural loans	4	—
Commercial and industrial loans	15	8
Consumer loans	3	—
Carrying amount	15,937	259
Allowance for loan losses	(1,235)	(9)
Carrying amount, net of allowance	$14,702	$250

As of November 15, 2018 the Soy Capital acquisition date, the principal outstanding of PCI loans totaled $3,282,000 and the fair value of the PCI loans totaled $2,594,000. As of May 1, 2018, the First Bank acquisition date, the principal outstanding of PCI loans totaled $20,357,000 and the fair value of PCI loans totaled $16,126,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of December 31, 2018, approximately $910,000 was accreted on the PCI loans acquired due to paydowns on these loans. As of December 31, 2017, there was no accretion on the PCI loans acquired. As of December 31, 2016 approximately $1.2 million was accreted on the PCI loans acquired due to sales and charge offs on these loans. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of December 31, 2018, subsequent changes in expected cash flows resulted in approximately $889,000 of provision recorded and approximately $65,000 of provision reversed. As of December 31, 2016, there was one loan with a change in expected cash flows and as a result, approximately $14,000 of provision was recorded.

The PCI loans acquired during the twelve months ended December 31, 2018 for which it was probable that all contractually required payments would not be collected were as follows (in thousands):

	First Bank	Soy Capital
Contractually required payments	$20,357	$3,282
Non-accretable difference	(4,231)	(688)
Cash flows expected to be collected at acquisition	16,126	2,594
Accretable yield	—	—
Fair value of acquired loans at acquisition	$16,126	$2,594

Income would not be recognized on certain PCI loans if cash flows could not be reasonably estimated. The Company had no purchased loans for which it could not reasonably estimate cash flows to be collected.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2018 and 2017 was $9,956,000 and $8,898,000, respectively.  Approximately $1,418,000 and $37,000 in specific reserves were established with respect to these loans as of December 31, 2018 and 2017, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2018 and 2017 (in thousands).

Troubled debt restructurings:	2018	2017
Construction and land development	$—	$—
1-4 Family residential properties	2,472	874
Multifamily residential properties	—	—
Commercial real estate	1,706	1,376
Loans secured by real estate	4,178	2,250
Agricultural loans	499	757
Commercial and industrial loans	5,112	5,690
Consumer Loans	167	201
Total	$9,956	$8,898
Performing troubled debt restructurings:
Construction and Land Development	$—	$—
1-4 Family residential properties	1,769	578
Multifamily residential properties	—	—
Commercial real estate	676	251
Loans secured by real estate	2,445	829
Commercial and industrial loans	—	25
Consumer Loans	6	—
Total	$2,451	$854

The following table presents loans modified as TDRs during the years ended December 31, 2018 and 2017 as a result of various modified loan factors (in thousands):

	December 31, 2018			December 31, 2017
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	16	688	(b)(c)	3	196	(b)(c)
Commercial real estate	2	479	(b)(d)	2	814	(b)(c)
Loans secured by real estate	18	1,167		5	1,010
Agricultural Loans	2	67	(b)(c)	4	757	(b)(c)(d)
Commercial and industrial loans	3	28	(b)(c)	4	4,924	(b)(c)
Total	23	$1,262		13	$6,691

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is ninety days past due under the modified terms.  There was one loan modified as a troubled debt restructuring during the prior twelve months that experienced a default during the year ended December 31, 2018 and one loan modified as troubled debt restructuring during the prior twelve months that experienced a default as of December 31, 2017.

At December 31, 2018 and 2017, the balance of real estate owned includes $2,534,000 and $2,754,000, respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2018 and 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $425,000 and $404,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2018 and 2017 consisted of (in thousands):

	2018	2017
Land	$14,734	$9,933
Buildings and improvements	52,129	37,229
Furniture and equipment	19,718	16,145
Leasehold improvements	3,580	4,109
Construction in progress	321	29
Subtotal	90,482	67,445
Accumulated depreciation and amortization	31,365	29,179
Total	$59,117	$38,266

Depreciation and amortization expense was $3.0 million, $2.7 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2018 and 2017 (in thousands):

	2018		2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$109,037	$3,760	$63,910	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	14,017	19,862	11,473
Customer list intangibles	16,029	2,648	3,731	2,285
	$160,436	$23,440	$90,518	$20,533

Goodwill of $27.4 million was provisionally recorded for the acquisition and merger of First Bank during the second quarter of 2018. Goodwill was adjusted to $26.5 million within the twelve month measurement period to reflect proper valuation of financial assets and liabilities. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for First Bank and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$26,946
Less purchase accounting adjustments:
Fair value of securities	320
Fair value of loans	3,463
Fair value of OREO	12
Fair value of mortgage servicing rights	(1,097)
Fair value of premises and equipment	689
Fair value of time deposits	1,301
Fair value of FHLB advances	(328)
Fair value of subordinated debentures	(1,451)
Core deposit intangible	(5,224)
Other assets and other liabilities	1,860
		(455)
Resulting goodwill from acquisition		$26,491

Goodwill of $18.6 million was recorded for the acquisition and merger of Soy Capital during the fourth quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes. The following table provides a reconciliation of the purchase price paid for the acquisition of Soy Capital and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$22,104
Less purchase accounting adjustments:
Fair value of securities	41
Fair value of loans	3,377
Fair value of OREO	345
Fair value of premises and equipment	(1,228)
Fair value of time deposits	(343)
Fair value of FHLB advances	(29)
Core deposit intangible	(7,269)
Customer list intangibles	(12,298)
Other assets and other liabilities	13,936
		$(3,468)
Resulting goodwill from acquisition		$18,636

As part of the acquisition of First Bank acquisition, the Company acquired mortgage servicing rights valued at $1,558,000. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Beginning Balance	844	985
Acquired Balance	1,558	—
Mortgage Servicing rights capitalized	7	—
Mortgage Servicing rights amortized	(308)	(141)
Ending Balance	$2,101	$844

Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Core deposit intangibles	2,544	1,829	1,628
Customer list intangibles	363	183	183
Mortgage Servicing Rights	308	141	98
	$3,215	$2,153	$1,909

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/19	$5,355
For year ended 12/31/20	4,644
For year ended 12/31/21	3,996
For year ended 12/31/22	3,630
For year ended 12/31/23	3,318

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2018 and 2017, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2018 and 2017, deposits consisted of the following (in thousands):

	2018	2017
Demand deposits:
Non-interest bearing	$575,784	$480,283
Interest-bearing	903,426	700,376
Savings	432,319	359,065
Money market	485,388	390,880
Time deposits	591,769	344,035
Total deposits	$2,988,686	$2,274,639

Total interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Interest-bearing demand	$1,158	$588	$274
Savings	579	486	445
Money market	2,135	1,224	719
Time deposits	4,699	1,697	1,275
Total	$8,571	$3,995	$2,713

As of December 31, 2018, 2017 and 2016, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2018	2017	2016
Time deposit balances in denominations of more than $250,000	$87,517	$52,598	$55,768

The following table shows the amount of maturities for all time deposits as of December 31, 2018 (in thousands):

Less than 1 year	$318,879
1 year to 2 years	185,814
2 years to 3 years	48,953
3 years to 4 years	21,714
4 years to 5 years	14,976
Over 5 years	1,433
Total	$591,769

In 2018 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $94.8 million and $100.8 million in various checking accounts and time deposits as of December 31, 2018 and 2017, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2018 and 2017 borrowings consisted of the following (in thousands):

	2018	2017
Securities sold under agreements to repurchase	$192,330	$155,388
Federal Home Loan Bank (FHLB) Fixed-term advances	119,745	60,038
Subordinated debentures	29,000	24,000
Other borrowings:
Due after one year	7,724	10,313
Total	$348,799	$249,739

Aggregate annual maturities of FHLB advances and subordinated debentures (excluding unamortized discounts and premiums) at December 31, 2018 are (in thousands):

	FHLB	Subordinated Debentures
2019	$56,000	$—
2020	39,000	—
2021	15,000	—
2022	5,000	—
2023	5,000	—
Thereafter	—	30,930
	$120,000	$30,930
Unamortized premium (discount)	$(255)	$(1,930)
	$119,745	$29,000

FHLB advances represent borrowings by First Mid Bank to fund loan demand.  At December 31, 2018 the advances totaling $120 million were as follows:

•	$4 million advance with a 3-year maturity, at 1.72% due April 12, 2019

•	$15 million advance with a 6-month maturity, at2.68% due May 13, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$4 million advance with a 3-year maturity, at 2.40%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

Securities sold under agreements to repurchase were $192.3 million at December 31, 2018, a increase of $37 million from $155.4 million at December 31, 2017 primarily due to addition of accounts acquired from Soy Capital. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .15%.

(in thousands)	2018	2017	2016
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$192,330	$163,626	$185,763
Average amount outstanding for the year	140,622	144,674	129,734

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2018	December 31, 2017
US Treasury securities and obligations of U.S. government corporations & agencies	$130,893	$100,895
Mortgage-backed securities: GSE: residential	61,437	54,493
Total	$192,330	$155,388

At December 31, 2018, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 13, 2018 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate (4.65% and 3.67% at December 31, 2018 and 2017, respectively) is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2018 and 2017.

Also on September 7, 2016, the Company entered into a $15 million fixed-rate note with a maturity date of September 7, 2020. The interest rate is floating at 2.25% over the federal funds rate (4.65% and 3.67% at December 31, 2018 and 2017, respectively) and interest and principal payments are due quarterly. As of December 31, 2018, the balance due was zero. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. Management believes the Company and its subsidiary bank were in compliance with all the existing covenants at December 31, 2018 and 2017.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2018 and 2017 the rate was 5.19% and 4.21%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (4.39% and 3.19% at December 31, 2018 and 2017). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.64% and 3.44% at December 31, 2018 and 2017, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.49% and 3.29% at December 31, 2018 and 2017, respectively) and resets quarterly.

The trust preferred securities issued by Trust I, Trust II, CLST I, and FBTCSTI are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below).  Management believes that, as of December 31, 2018 and 2017, the Company, First Mid Bank, and Soy Capital Bank met all capital adequacy requirements.

As of December 31, 2018 and 2017, the most recent notification from the primary regulators categorized First Mid Bank and Soy Capital Bank (prior to its merger into First Mid Bank) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2018, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
Company	$412,879	13.63%	$299,148	> 9.875%	N/A	N/A
First Mid Bank	350,361	12.85%	269,171	> 9.875	$272,578	> 10.00%
Soy Capital Bank	45,387	14.33%	31,283	> 9.875	$31,679	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	386,690	12.76%	238,561	> 7.875	N/A	N/A
First Mid Bank	324,172	11.89%	214,655	> 7.875	218,063	> 8.00
Soy Capital Bank	45,387	14.33%	24,947	> 7.875	25,343	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	357,690	11.81%	193,121	> 6.375	N/A	N/A
First Mid Bank	324,172	11.89%	173,769	> 6.375	177,176	> 6.50
Soy Capital Bank	45,387	14.33%	20,195	> 6.375	20,591	> 6.50
Tier 1 Capital (to average assets)
Company	386,690	11.15%	138,765	> 4.00	N/A	N/A
First Mid Bank	324,172	9.92%	130,716	> 4.00	163,396	> 5.00
Soy Capital Bank	45,387	11.12%	16,322	> 4.00	20,403	> 5.00
December 31, 2017
Total Capital (to risk-weighted assets)
Company	$290,843	12.70%	$211,848	> 9.25%	N/A	N/A
First Mid Bank	282,621	12.39%	211,064	> 9.25	$228,177	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	270,866	11.83%	166,043	> 7.25	N/A	N/A
First Mid Bank	262,644	11.51%	165,428	> 7.25	182,542	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	246,866	10.78%	131,690	> 5.75	N/A	N/A
First Mid Bank	262,644	11.51%	131,202	> 5.75	148,315	> 6.50
Tier 1 Capital (to average assets)
Company	270,866	9.91%	109,381	> 4.00	N/A	N/A
First Mid Bank	262,644	9.63%	109,113	> 4.00	136,392	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2018 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2018 and 2017, the Company, First Mid Bank, and Soy Capital Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and Soy Capital Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2017 was not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available was not reliable for purposes of determining fair value at December 31, 2017,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•
The trust preferred securities held by the Company were classified within Level 3 of the fair value hierarchy because we determined that significant adjustments were required to determine fair value at the measurement date.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,649	$—	$198,649	$—
Obligations of states and political subdivisions	192,579	—	191,612	967
Mortgage-backed securities	298,672	—	298,672	—
Other securities	2,374	364	2,010	—
Total available-for-sale securities	$692,274	$364	$690,943	$967
December 31, 2017
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$113,770	$—	$113,770	$—
Obligations of states and political subdivisions	166,266	—	166,266	—
Mortgage-backed securities	293,811	—	293,811	—
Trust preferred securities	2,548	—	—	2,548
Other securities	2,184	172	2,012	—
Total available-for-sale securities	$578,579	$172	$575,859	$2,548

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017 is summarized as follows (in thousands):

	Obligations of State and Political Subdivisions		Trust Preferred Securities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Beginning balance	$—	$—	$2,548	$1,652
Transfers into Level 3	967	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	—	18	1,053
Purchases, issuances, sales and settlements		—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(2,522)	—
Settlements	—	—	(44)	(157)
Ending balance	$967	$—	$—	$2,548
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2018 was $19,481,000 and a fair value of $16,437,000 resulting in specific loss exposures of $3,044,000. As of December 31, 2017, the total carrying amount of loans for which a change specific allowance has occurred was $3,665,000. These loans had a fair value of $3,053,000 which resulted in specific loss exposures of $612,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2018 was $2,534,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $836,000. The total carrying amount of other real estate owned as of December 31, 2017 was $2,754,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $91,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans (collateral dependent)	$16,437	$—	$—	$16,437
Foreclosed assets held for sale	836	—	—	836
December 31, 2017
Impaired loans (collateral dependent)	$3,053	$—	$—	$3,053
Foreclosed assets held for sale	91	—	—	91

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Trust Preferred Securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities were offered quotes and comparability adjustments.  Significant increases (decreases) in any of those inputs in isolation resulted in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs would not affect the other input.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2018.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	16,437	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	836	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

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

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ. The following tables present estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 in accordance with FAS 107-1 and APB 28-1, codified with ASC 820 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and due from banks	$140,735	$140,735	$140,735	$—	$—
Federal funds sold	665	665	665	—	—
Certificates of deposit investments	7,569	7,569	—	7,569	—
Available-for-sale securities	692,274	692,274	364	690,943	967
Held-to-maturity securities	69,436	67,909	—	67,909	—
Loans held for sale	1,508	1,508	—	1,508	—
Loans net of allowance for loan losses	2,616,822	2,541,037	—	—	2,541,037
Interest receivable	16,881	16,881	—	16,881	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,095	3,095	—	3,095	—
Financial Liabilities
Deposits	2,988,686	2,991,177	—	2,396,917	594,260
Securities sold under agreements to repurchase	192,330	192,179	—	192,179	—
Interest payable	1,758	1,758	—	1,758	—
Federal Home Loan Bank borrowings	119,745	119,704	—	119,704	—
Other borrowings	7,724	7,724	—	7,724	—
Junior subordinated debentures	29,000	24,418	—	24,418	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$88,388	$88,388	$88,388	$—	$—
Federal funds sold	491	491	491	—	—
Certificates of deposit investments	1,685	1,692	—	1,692	—
Available-for-sale securities	578,579	578,579	172	575,859	2,548
Held-to-maturity securities	69,332	68,457	—	68,457	—
Loans held for sale	1,025	1,025	—	1,025	—
Loans net of allowance for loan losses	1,918,499	1,899,678	—	—	1,899,678
Interest receivable	10,832	10,832	—	10,832	—
Federal Reserve Bank stock	5,160	5,160	—	5,160	—
Federal Home Loan Bank stock	2,407	2,407	—	2,407	—
Financial Liabilities
Deposits	2,274,639	2,272,868	—	1,930,604	342,264
Securities sold under agreements to repurchase	155,388	155,394	—	155,394	—
Interest payable	602	602	—	602	—
Federal Home Loan Bank borrowings	60,038	59,968	—	59,968	—
Other borrowings	10,313	10,313	—	10,313	—
Junior subordinated debentures	24,000	18,050	—	18,050	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2018, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,548,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,548,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2018 and 2017 the Company issued 9,043 common shares and 6,875 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition.  Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions.  The total liabilities associated with these agreements is included in other liabilities on the Company's consolidated balance sheet as of December 31, 2018.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. The Company awarded 28,700, 18,391 and 13,912 (under the 2007 Stock Incentive Plan) shares during 2018, 2017, 2016, respectively as stock and stock unit awards.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2018, 2017 or 2016.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Stock and stock unit awards:
Pre-tax compensation expense	$314	$954	$384
Income tax benefit	(66)	(334)	(134)
Total share-based compensation expense, net of income taxes	$248	$620	$250

During 2017, the Board changed its award process and subsequently approved the acceleration of the vesting of all remaining outstanding restricted stock units. This resulted in total compensation expense for the year ended December 31, 2017 of approximately, $954,000.

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2018, 2017 and 2016, and changes during the years then ended is presented below:

	2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	10,500	$23.00
Granted	0	0.00
Exercised	(10,500)	23.00
Forfeited or expired	0	0.00
Outstanding, end of year	0	$0.00	0.00	$—
Exercisable, end of year	0	$0.00	0.00	$—

The total intrinsic value of options exercised during 2018 was $176,000. As of December 31, 2018 there were no outstanding options.

	2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	40,500	$24.65
Granted	0	0.00
Exercised	(27,500)	25.42
Forfeited or expired	(2,500)	23.00
Outstanding, end of year	10,500	$23.00	0.96	$163,170
Exercisable, end of year	10,500	$23.00	0.96	$163,170

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

There were no options exercised during 2016. Stock options for 14,000 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2016 because they were anti-dilutive.

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	0	$0.00	32,338	$22.64	30,169	$20.87
Granted	28,700	38.92	18,391	30.65	13,912	26.09
Vested	(4,420)	38.92	(50,729)	25.54	(11,743)	22.18
Forfeited	0	0.00	0	0.00	0	0.00
Nonvested, end of year	24,280	$38.92	0	$0.00	32,338	$22.64
Fair value of shares vested		$172,026		$260,483		$260,483

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2018, 2017 and 2016, there was $795,000, $0, and $344,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,881,000, $1,630,000 and $1,383,000 in 2018, 2017 and 2016, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to a senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $36,000, $40,000 and $43,000 in 2018, 2017 and 2016, respectively. The current liability recorded for these two agreements was $533,000 and $597,000, as of December 31, 2018 and 2017, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Current
Federal	$4,841	$9,825	$11,375
State	2,781	2,719	2,953
Total Current	7,622	12,544	14,328
Deferred
Federal	2,818	2,047	(1,940)
State	1,465	451	(448)
Total Deferred	4,283	2,498	(2,388)
Total	$11,905	$15,042	$11,940

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes).  During 2018, 2017 and 2016, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows (in thousands):

	2018	2017	2016
Expected income taxes	$10,186	$14,604	$11,823
Effects of:
Tax-exempt income from bank owned life insurance	(283)	(573)	(235)
Other tax exempt income	(1,598)	(2,223)	(1,577)
Nondeductible interest expense	43	28	21
State taxes, net of federal taxes	3,354	2,062	1,628
Other items	218	(266)	280
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	—	1,410	—
Effect of marginal tax rate	(15)	—	—
Total	$11,905	$15,042	$11,940

On December 22, 2017, the United States enacted certain tax reforms through the Tax Cuts and Jobs Act, which changes existing tax laws, most significantly a change in the statutory corporate tax rate from 35% to 21%. As a result of this enactment, the Company incurred additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, primarily due to re-measurement of deferred tax assets and liabilities.

Tax expense recorded by the Company during 2018, 2017 and 2016 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$7,251	$5,694
Available-for-sale investment securities	2,644	941
Deferred compensation	3,593	749
Supplemental retirement	152	170
Core deposit premium and other intangible assets	657	664
Pass thru activities	—	126
Other-than-temporary impairment on securities	—	317
Stock compensation expense	43	—
Purchase accounting	—	475
Acquisition costs	190	210
Other	977	596
Total gross deferred tax assets	15,507	9,942
Deferred tax liabilities:
Deferred loan costs	126	26
Intangibles amortization	4,135	3,685
Prepaid expenses	297	232
FHLB stock dividend	232	158
Depreciation	2,149	1,207
Deferred revenue	81	58
Purchase accounting	6,066	—
Accumulated accretion	199	112
Mortgage servicing rights	578	240
Total gross deferred tax liabilities	13,863	5,718
Net deferred tax assets	$1,644	$4,224

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2018 and 2017 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 16 -- Dividend Restrictions

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank and Soy Capital Bank.  Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years. Factors that could adversely affect First Mid Bank’s net income include other-than-temporary impairment on investment securities that result in credit losses and economic conditions in industries where there are concentrations of loans outstanding that result in impairment of these loans and, consequently loan charges and the need for increased allowances for losses. See “Item 1A. Risk Factors,” Note 4 – “Investment Securities” and Note 5 – “Loans” for a more detailed discussion of the factors.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2018.  As of December 31, 2018, approximately $28.8 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Note 17 -- Commitments and Contingent Liabilities

First Mid Bank and Soy Capital Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets.  The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Unused commitments and lines of credit:
Commercial real estate	$102,015	$73,268
Commercial operating	298,657	223,960
Home equity	43,026	38,318
Other	110,226	69,333
Total	$553,924	$404,879
Standby letters of credit	$10,183	$10,626

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2018 and 2017. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $94,006,000 and $76,835,000 at December 31, 2018 and 2017, respectively.  Activity during 2018 and 2017 was as follows (in thousands):

	2018	2017
Beginning balance	$76,835	$54,502
New loans	24,957	29,725
Loan repayments	(7,786)	(7,392)
Ending balance	$94,006	$76,835

Deposits from related parties held by First Mid Bank at December 31, 2018 and 2017 totaled $96,624,000 and $110,324,000, respectively.

Note 19 -- Business Combinations

SCB Bancorp, Inc.

On June 12, 2018, The Company and Project Almond Merger Sub LLC, a newly formed Illinois limited liability company and wholly-owned subsidiary of the Company (“Almond Merger Sub”), entered into an Agreement and Plan of Merger (the “SCB Merger Agreement”) with SCB Bancorp, Inc., an Illinois corporation (“SCB”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of SCB pursuant to a business combination whereby SCB merged with and into Almond Merger Sub, whereupon the separate corporate existence of SCB ceased and Merger Sub continued as the surviving company and a wholly-owned subsidiary of the Company (the “SCB Merger”).

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger were converted into and became the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld. In addition, immediately prior to the closing of the proposed merger, SCB will paid a special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger was subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger was completed November 15, 2018 and an aggregate of 1,330,571 shares of common stock were issued, and approximately $19,046,000 was paid, to the stockholders of SCB, including cash in lieu of fractional shares.

It is anticipated that SCB’s wholly-owned bank subsidiary, Soy Capital Bank and Trust Company (“Soy Capital Bank”), will be merged with and into First Mid Bank on April 6, 2019. At the time of the bank merger, Soy Capital Bank’s banking offices will become branches of First Mid Bank. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of November 15, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $18.6 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Soy Capital Bank acquisition (in thousands).

	Acquired Book Value	Adjustments	As Recorded by First Mid Bank
Assets
Cash & due from banks	$65,112	—	$65,112
Investment Securities	97,545	(41)	97,504
Loans	255,429	(7,868)	247,561
Allowance for loan losses	(4,491)	4,491	—
Other real estate owned	783	(345)	438
Premises and equipment	10,115	1,228	11,343
Goodwill	6,782	11,854	18,636
Core deposit intangible	—	7,269	7,269
Other Intangibles	1,228	11,070	12,298
Other assets	24,821	(5,926)	18,895
Total assets acquired	$457,324	$21,732	$479,056
Liabilities and Stockholders' Equity
Deposits	348,314	(343)	347,971
Securities sold under agreements to repurchase	21,180	—	21,180
FHLB advances	19,000	(29)	18,971
Other borrowings	7,724	—	7,724
Other liabilities	15,904	—	15,904
Total liabilities assumed	412,122	(372)	411,750
Net assets acquired	45,202	22,104	67,306

Consideration Paid
Cash			19,046
Common stock			48,260
Total consideration paid			67,306

The Company has recognized approximately $907,000, pre-tax, of acquisition costs for the Soy Capital Bank acquisition. These costs are included in legal and professional and other expense. Of the$7.9 million fair value adjustment to loans, approximately $7.2 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $(343,000), of the assumed FHLB advances of $(29,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $7.3 million, will be amortized on an accelerated basis over its estimated life of 10 years. In addition, the Company recorded a $4.2 million intangible asset for the customer list of Soy Bank's Ag services business line and $8.1 million intangible asset for the customer list for Soy Bank's Insurance business line. These intangibles are being amortized over the estimated life of 12 years and 11 years, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Soy Capital Bank acquisition taken place at the beginning of the period (in thousands, except share data):

	Twelve months ended December 31,
	2018	2017
Net interest income	123,161	105,925
Provision for loan losses	8,667	7,462
Non-interest income	52,257	47,719
Non-interest expense	112,246	100,933
Income before income taxes	54,505	45,249
Income tax expense	12,711	16,352
Net income available to common stockholders	$41,794	$28,897

Earnings per share
Basic	$2.67	$2.08
Diluted	$2.67	$2.08

Basic weighted average shares outstanding	15,646,359	13,862,230
Diluted weighted average shares outstanding	15,659,818	13,867,105

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the Soy Capital Bank business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

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

On May 1, 2018, the Company issued an aggregate total of 1,643,900 shares of common stock valued at $37.32 per share and paid approximately $10,275,000, including cash in lieu of fractional shares. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), merged with and into First Mid Bank on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices became branches of First Mid Bank. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

	Acquired Book Value	Adjustments	As Recorded by First Bank & Trust
Assets
Cash & due from banks	$20,598		$20,598
Investment Securities	59,906	(320)	59,586
Loans	371,156	(7,875)	363,281
Allowance for loan losses	(4,412)	4,412	—
Other real estate owned	547	(12)	535
Premises and equipment	10,126	(689)	9,437
Goodwill	543	25,948	26,491
Core deposit intangible	—	5,224	5,224
Other assets	16,389	(256)	16,133
Total assets acquired	$474,853	$26,432	$501,285
Liabilities and Stockholders' Equity
Deposits	$384,323	$1,301	$385,624
FHLB advances	31,000	(328)	30,672
Subordinated debentures	6,186	(1,451)	4,735
Other liabilities	8,665	(36)	8,629
Total liabilities assumed	430,174	(514)	429,660
Net assets acquired	$44,679	$26,946	$71,625

Consideration Paid
Cash			$10,275
Common stock			61,350
Total consideration paid			$71,625

The Company has recognized approximately $7.3 million, pre-tax, of acquisition costs for the First Bank acquisition. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place at the beginning of the period (in thousands, except share data):

	Twelve months ended December 31,
	2018	2017
Net interest income	117,450	110,990
Provision for loan losses	8,867	8,365
Non-interest income	36,526	34,060
Non-interest expense	94,464	94,843
Income before income taxes	50,645	41,842
Income tax expense	12,456	15,849
Net income available to common stockholders	$38,189	$25,993

Earnings per share
Basic	$2.60	$1.83
Diluted	$2.59	$1.83

Basic weighted average shares outstanding	14,704,888	14,175,559
Diluted weighted average shares outstanding	14,721,708	14,180,434

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

Note 20 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $2,833,000, $2,720,000 and $2,620,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2019	$2,880
2020	2,495
2021	2,279
2022	2,223
2023	2,197
Thereafter	33,255
Total minimum lease payments	$45,329

Note 21 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2018	2017
Assets
Cash	$18,571	$8,296
Premises and equipment, net	3,127	2,654
Investment in subsidiaries	498,544	328,830
Other assets	4,637	3,555
Total Assets	$524,879	$343,335
Liabilities and Stockholders’ equity
Liabilities
Debt	29,000	34,313
Other liabilities	20,015	1,058
Total Liabilities	49,015	35,371
Stockholders’ equity	475,864	307,964
Total Liabilities and Stockholders’ equity	$524,879	$343,335

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2018	2017	2016
Income:
Dividends from subsidiaries	$21,694	$18,925	$19,475
Other income	171	1,227	66
Total income	21,865	20,152	19,541
Operating expenses	5,424	3,902	3,491
Income before income taxes and equity in undistributed earnings of subsidiaries	16,441	16,250	16,050
Income tax benefit	1,274	864	1,073
Income before equity in undistributed earnings of subsidiaries	17,715	17,114	17,123
Equity in undistributed earnings of subsidiaries	18,885	9,570	4,717
Net income	36,600	26,684	21,840
Other comprehensive income (loss), net of taxes	(4,169)	3,525	(6,484)
Comprehensive income	$32,431	$30,209	$15,356

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$36,600	$26,684	$21,840
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	90	82	87
Dividends received from subsidiary	21,694	18,925	19,475
Equity in undistributed earnings of subsidiaries	(18,885)	(9,570)	(4,717)
Increase in other assets	(1,645)	(19,348)	(111,379)
Increase in other liabilities	79	733	153
Net cash provided by (used in) operating activities	37,933	17,506	(74,541)

Cash flows from investing activities:
Investment in subsidiary	(13,430)	—	(5,000)
Net cash from business acquisition	(29,321)	—	68,798
Net cash provided by (used in) investing activities	(42,751)	—	63,798

Cash flows from financing activities:
Repayment of short-term debt	—	(4,000)	(3,000)
Proceeds from short-term debt	—	—	7,000
Repayment of long-term debt	(10,313)	(3,750)	(938)
Proceeds from long-term debt	—	—	15,000
Proceeds from issuance of common stock	36,645	4,399	195
Payment to repurchase common stock	(138)	(797)	—
Direct expense related to capital transactions	(2,309)	(216)	(229)
Dividends paid on preferred stock	—	—	(1,286)
Dividends paid on common stock	(8,792)	(7,228)	(5,277)
Net cash provided by (used in) financing activities	15,093	(11,592)	11,465
Increase (decrease) in cash	10,275	5,914	722
Cash at beginning of year	8,296	2,382	1,660
Cash at end of year	$18,571	$8,296	$2,382

Note 22 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2018 and 2017 (in thousands):

	Quarters ended in 2018
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$25,158	$30,131	$33,488	$35,788
Interest expense	1,963	2,677	3,401	4,786
Net interest income	23,195	27,454	30,087	31,002
Provision for loan losses	1,055	1,877	2,551	3,184
Net interest income after provision for loan losses	22,140	25,577	27,536	27,818
Other income	7,487	8,361	7,919	11,647
Other expense	18,374	20,796	24,490	26,320
Income before income taxes	11,253	13,142	10,965	13,145
Income taxes	2,863	3,105	2,731	3,206
Net income available to common stockholders	$8,390	$10,037	$8,234	$9,939
Basic earnings per common share	$0.66	$0.72	$0.54	$0.62
Diluted earnings per common share	0.66	0.72	0.54	0.62

	Quarters ended in 2017
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$24,182	$25,446	$24,614	$25,313
Interest expense	1,410	1,493	1,741	1,838
Net interest income	22,772	23,953	22,873	23,475
Provision for loan losses	1,722	1,840	1,489	2,411
Net interest income after provision for loan losses	21,050	22,113	21,384	21,064
Other income	7,496	7,969	7,661	7,210
Other expense	19,202	17,955	17,912	19,152
Income before income taxes	9,344	12,127	11,133	9,122
Income taxes	3,080	3,927	3,538	4,497
Net income	6,264	8,200	7,595	4,625
Dividends on preferred shares	—	—	—	—
Net income available to common stockholders	$6,264	$8,200	$7,595	$4,625
Basic earnings per common share	$0.50	$0.66	$0.61	$0.37
Diluted earnings per common share	0.50	0.66	0.61	0.37

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2019, expressed an unqualified opinion.
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
We have served as the Company's auditor since 2005.

Decatur, Illinois
March 5, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”  As permitted, the Company excluded the operations of First BancTrust Corporation, acquired on May 1, 2018, and SCB Bancorp Inc., acquired on November 15, 2018, from the scope of the assessment. Based on the assessment, management determined that, as of December 31, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 5, 2019

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting
We have audited First Mid-Illinois Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 4, 2019 expressed an unqualified opinion.
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
As permitted, the Company excluded the operations of First BancTrust Corporation, acquired on May 1, 2018, and SCB Bancorp, Inc., acquired on November 15, 2018, from the scope of management's report on internal control over financial reporting. As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.
Decatur, Illinois
March 5, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		339,228	(1)
(B) Stock Incentive Plan	—	(2)	$—	(3)	113,378	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	—		$—		452,606

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock options, restricted stock and/or restricted stock units.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2018 and 2017

•	Consolidated Statements of Income -- For the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2018, 2017 and 2016.

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

Date:  March 5, 2019
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

2.5
Agreement and Plan of Merger by and between First Mid-Illinois Bancshares, Inc. and Project Almond Merger Sub LLC and SCB Bancorp, Inc, dated June 12, 2018 Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 12, 2018.

3.1	Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2018.
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

10.8
First Amendment to the First Mid-Illinois Bancshares, Inc. Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

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
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.22	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.23	Fifth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2018.
10.24
First Amendment to Fifth Amended and Restated Credit Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

11.1	Statement re: Computation of Earnings Per Share Incorporated by reference to Exhibit 11.1 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.
21.1	Subsidiaries of the Company Incorporated by reference to Exhibit 21.1 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)