Form 10-Q
period 2019-03-31
FIRST MID BANCSHARES, INC.
filed 2019-05-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number 0-13368

FIRST MID BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1421 Charleston Avenue,
Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of May 7, 2019, 16,677,128 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks:
Non-interest bearing	$62,767	$63,593
Interest bearing	169,285	77,142
Federal funds sold	496	665
Cash and cash equivalents	232,548	141,400
Certificates of deposit investments	7,320	7,569
Investment securities:
Available-for-sale, at fair value	695,618	692,274
Held-to-maturity, at amortized cost (estimated fair value of $68,743 and $67,909 at March 31, 2019 and December 31, 2018, respectively)	69,462	69,436
Loans held for sale	1,233	1,508
Loans	2,595,761	2,643,011
Less allowance for loan losses	(26,704)	(26,189)
Net loans	2,569,057	2,616,822
Interest receivable	16,073	16,881
Other real estate owned	3,796	2,534
Premises and equipment, net	59,237	59,117
Goodwill, net	104,997	105,277
Intangible assets, net	32,464	33,820
Bank owned life insurance	65,914	65,484
Right of use lease assets	13,531	—
Other assets	24,369	27,612
Total assets	$3,895,619	$3,839,734
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$628,944	$575,784
Interest bearing	2,417,269	2,412,902
Total deposits	3,046,213	2,988,686
Securities sold under agreements to repurchase	157,760	192,330
Interest payable	2,166	1,758
FHLB borrowings	119,791	119,745
Other borrowings	6,257	7,724
Junior subordinated debentures	29,042	29,000
Lease liabilities	13,533	—
Other liabilities	23,705	24,627
Total liabilities	3,398,467	3,363,870
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,251,505 and 17,219,012 shares in 2019 and 2018, respectively	71,006	70,876
Additional paid-in capital	294,837	293,937
Retained earnings	144,708	131,392
Deferred compensation	2,074	2,761
Accumulated other comprehensive income (loss)	1,155	(6,473)
Less treasury stock at cost, 574,377 shares in 2019 and 2018	(16,628)	(16,629)
Total stockholders’ equity	497,152	475,864
Total liabilities and stockholders’ equity	$3,895,619	$3,839,734
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$32,104	$21,007
Interest on investment securities	5,209	4,081
Interest on certificates of deposit investments	38	9
Interest on federal funds sold	3	1
Interest on deposits with other financial institutions	697	60
Total interest income	38,051	25,158
Interest expense:
Interest on deposits	4,378	1,262
Interest on securities sold under agreements to repurchase	260	59
Interest on FHLB borrowings	723	275
Interest on other borrowings	—	108
Interest on subordinated debentures	438	259
Total interest expense	5,799	1,963
Net interest income	32,252	23,195
Provision for loan losses	947	1,055
Net interest income after provision for loan losses	31,305	22,140
Other income:
Wealth management revenues	3,645	1,742
Insurance commissions	5,555	1,487
Service charges	1,802	1,635
Securities gains, net	54	20
Mortgage banking revenue, net	239	161
ATM / debit card revenue	2,016	1,604
Bank owned life insurance	430	276
Other	898	562
Total other income	14,639	7,487
Other expense:
Salaries and employee benefits	16,574	10,194
Net occupancy and equipment expense	4,455	3,273
Net other real estate owned expense	53	76
FDIC insurance	279	281
Amortization of intangible assets	1,356	505
Stationery and supplies	287	211
Legal and professional	1,194	1,137
Marketing and donations	454	354
Other	3,658	2,343
Total other expense	28,310	18,374
Income before income taxes	17,634	11,253
Income taxes	4,318	2,863
Net income	$13,316	$8,390
Per share data:
Basic net income per common share available to common stockholders	$0.80	$0.66
Diluted net income per common share available to common stockholders	0.80	0.66

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2019	2018
Net income	$13,316	$8,390
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(3,123) and $2,540 for three months ended March 31, 2019 and 2018, respectively.	7,645	(6,221)
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) for three months ended March 31, 2019 and 2018.	21	20
Less: reclassification adjustment for realized gains included in net income, net of taxes of $16 and $6 for three months ended March 31, 2019 and 2018, respectively.	(38)	(14)
Other comprehensive income (loss), net of taxes	7,628	(6,215)
Comprehensive income	$20,944	$2,175

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2019 and 2018
(In thousands, except share and per share data)
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
			Retained Earnings			Treasury Stock
							Total
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	13,316	—	—	—	13,316
Other comprehensive income, net of tax	—	—	—	—	7,628	—	7,628
Issuance of 5,761 common shares pursuant to Deferred Compensation Plan	23	171	—	—	—	—	194
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 782 common shares pursuant to the Employee Stock Purchase Plan	3	21	—	—	—	—	24
Deferred Compensation	—	—	—	(1)	—	1	—
Grant of restricted units pursuant to 2017 SIP	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	128	—	—	128
March 31, 2019	$71,006	$294,837	$144,708	$2,074	$1,155	$(16,628)	$497,152

December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	8,390	—	—	—	8,390
Other comprehensive loss, net of tax	—	—	—	—	(6,215)	—	(6,215)
Issuance of 3,848 common shares pursuant to Deferred Compensation Plan	15	135	—	—	—	—	150
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Deferred Compensation	—	—	—	(316)	—	316	—
Tax benefit related to deferred compensation distributions	—	217	—	—	—	—	217
Grant of restricted units pursuant to 2017 SIP	—	594	—	(1,109)	—	—	(515)
Vested restricted shares/units compensation expense	—	—	—	80	—	—	80
March 31, 2018	$54,993	$165,012	$113,073	$2,195	$(8,519)	$(16,167)	$310,587

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$13,316	$8,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	947	1,055
Depreciation, amortization and accretion, net	2,430	1,731
Change in cash surrender value of bank owned life insurance	(430)	(276)
Stock-based compensation expense	128	80
Operating lease payments	(664)	—
Gains on investment securities, net	(54)	(20)
(Gain) loss on sales of repossessed assets, net	(5)	50
Loss on write down of premises and equipment	—	1
Gains on sale of loans held for sale, net	(180)	(174)
Decrease in accrued interest receivable	808	650
Increase in accrued interest payable	493	114
Origination of loans held for sale	(12,098)	(11,762)
Proceeds from sale of loans held for sale	12,553	11,652
Decrease (increase) in other assets	507	(488)
Decrease in other liabilities	(333)	(291)
Net cash provided by operating activities	17,418	10,712
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	249	—
Proceeds from sales of securities available-for-sale	12,631	6,527
Proceeds from maturities of securities available-for-sale	23,020	12,754
Purchases of securities available-for-sale	(28,431)	(19,883)
Net decrease (increase) in loans	45,188	(38,223)
Purchases of premises and equipment	(987)	(234)
Proceeds from sales of other real property owned	354	792
Net cash provided by (used in) investing activities	52,024	(38,267)
Cash flows from financing activities:
Net increase in deposits	57,527	17,252
Decrease in repurchase agreements	(34,570)	(22,953)
Repayment of long-term debt	(1,467)	(938)
Proceeds from issuance of common stock	216	150
Net cash provided by (used in) financing activities	21,706	(6,489)
Increase (decrease) in cash and cash equivalents	91,148	(34,044)
Cash and cash equivalents at beginning of period	141,400	88,879
Cash and cash equivalents at end of period	$232,548	$54,835

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,391	$1,856
Income taxes	2,035	2,320
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,630	50
Initial recognition of right-of-use assets	14,116	—
Initial recognition of lease liabilities	14,116	—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), Soy Capital Bank and Trust Company ("Soy Capital Bank") (which merged with and into First Mid Bank on April 6, 2019), First Mid Wealth Management, Mid-Illinois Data Services, Inc. (“MIDS”) and First Mid Insurance Group, Inc. (“First Mid Insurance”).  The Company changed its name to First Mid Bancshares, Inc. on April 25, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2019 and 2018, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2019 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019. The Company operates as a one-segment entity for financial reporting purposes.

The 2018 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

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

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger were converted into and became the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld. In addition, immediately prior to the closing of the proposed merger, SCB paid special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger was subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger was completed on November 15, 2018 and an aggregate of 1,330,571 shares of common stock were issued, and approximately $19,046,000 was paid, to the stockholders of SCB, including cash in lieu of fractional shares. Soy Capital Bank and Trust Company (“Soy Capital Bank”), merged with and into First Mid Bank on April 6, 2019. At the time of the bank merger, Soy Capital Bank’s banking offices became branches of First Mid Bank.

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the three months ended March 31, 2019, the company sold no shares of common stock under the program. As of March 31, 2019, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 13,250 shares of restricted stock during 2018 and 15,540 and 28,700 restricted stock units during 2019 and 2018, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.  As of March 31, 2019, 782 shares were issued pursuant to the ESPP.

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

Insurance commissions. The Company’s insurance agency subsidiary, First Mid Insurance, receives commissions on premiums of new and renewed business policies. First Mid Insurance records commission revenue on direct bill policies as the cash is received. For agency bill policies, First Mid Insurance retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the entire performance obligation is held by the carriers.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2019
Net unrealized gains on securities available-for-sale	$1,764	$—	$1,764
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(138)	—	(138)
Securities with other-than-temporary impairment losses	—	—	—
Tax expense	(471)	—	(471)
Balance at March 31, 2019	$1,155	$—	$1,155

December 31, 2018
Net unrealized losses on securities available-for-sale	$(8,951)	$—	$(8,951)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(166)	—	(166)
Securities with other-than-temporary impairment losses	—	—	—
Tax benefit	2,644	—	2,644
Balance at December 31, 2018	$(6,473)	$—	$(6,473)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income

	Three months ended March 31,
	2019	2018
Realized gains on available-for-sale securities	$54	$20	Securities gains, net
			(Total reclassified amount before tax)
	(16)	(6)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$38	$14	Net reclassified amount

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

Accounting Standards Update 2017-08, Receivables-Nonrefundable Fees and Other Costs ("ASU 2017-08"). In March 2017, FASB issued ASU 2017-08. This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption was permitted, including adoption in an interim period. The Company adopted ASU 2017-08 early and there was not a significant impact on the Company's consolidated financial statements.

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

Pending New Accounting Guidance

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

Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements. The committee has assigned roles and responsibilities, key tasks to complete, and has established a general timeline for implementation. The Company has also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13. The committee is currently focusing on data and model validation and expects to begin parallel processing with the existing allowance for loan losses model during the second quarter of 2019. Once the parallel processing is in place, the committee will focus on evaluating the analysis output and refining the model assumptions.The committee is still evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements. In addition, the committee is contemplating required changes to current accounting policies, developing procedures and related controls, and determining required reporting disclosures.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$13,316,000	$8,390,000
Weighted average common shares outstanding	16,665,999	12,671,017
Basic earnings per common share	$0.80	$0.66
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$13,316,000	$8,390,000
Weighted average common shares outstanding	16,665,999	12,671,017
Dilutive potential common shares:
Assumed conversion of stock options	—	3,980
Restricted stock awarded	38,780	13,250
Dilutive potential common shares	38,780	17,230
Diluted weighted average common shares outstanding	16,704,779	12,688,247
Diluted earnings per common share	$0.80	$0.66

There were no shares not considered in computing diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$190,845	$926	$(1,044)	$190,727
Obligations of states and political subdivisions	188,572	2,996	(465)	191,103
Mortgage-backed securities: GSE residential	312,159	1,399	(2,074)	311,484
Other securities	2,278	26	—	2,304
Total available-for-sale	$693,854	$5,347	$(3,583)	$695,618
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,462	$11	$(730)	$68,743

December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$201,380	$504	$(3,235)	$198,649
Obligations of states and political subdivisions	193,195	1,224	(1,840)	192,579
Mortgage-backed securities: GSE residential	304,372	486	(6,186)	298,672
Other securities	2,278	96	—	2,374
Total available-for-sale	$701,225	$2,310	$(11,261)	$692,274
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,436	$—	$(1,527)	$67,909

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Gross gains	$84	$20
Gross losses	(30)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2019 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$148,125	$42,602	$—	$—	$190,727
Obligations of state and political subdivisions	26,862	85,494	77,798	949	191,103
Mortgage-backed securities: GSE residential	657	214,585	96,242	—	311,484
Other securities	—	2,014	—	290	2,304
Total available-for-sale investments	$175,644	$344,695	$174,040	$1,239	$695,618
Weighted average yield	2.64%	2.85%	2.92%	3.06%	2.82%
Full tax-equivalent yield	2.79%	3.12%	3.43%	4.07%	3.12%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$49,940	$19,522	$—	$—	$69,462
Weighted average yield	1.83%	2.06%	—%	—%	1.90%
Full tax-equivalent yield	1.83%	2.06%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2019.

Investment securities carried at approximately $574 million and $628 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$998	$—	$82,772	$(1,044)	$83,770	$(1,044)
Obligations of states and political subdivisions	1,382	(3)	30,225	(462)	31,607	(465)
Mortgage-backed securities: GSE residential	1,952	(5)	199,536	(2,069)	201,488	(2,074)
Total	$4,332	$(8)	$312,533	$(3,575)	$316,865	$(3,583)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$63,775	$(730)	$63,775	$(730)
December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,095	$(148)	$105,549	$(3,087)	$121,644	$(3,235)
Obligations of states and political subdivisions	38,782	(450)	42,741	(1,390)	81,523	(1,840)
Mortgage-backed securities: GSE residential	81,435	(1,150)	171,321	(5,036)	252,756	(6,186)
Total	$136,312	$(1,748)	$319,611	$(9,513)	$455,923	$(11,261)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,683	$(147)	$48,226	$(1,380)	$67,909	$(1,527)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2019 there were nineteen available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $82,772,000 and unrealized losses of $1,044,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018 , there were twenty-three available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $105,549,000 and unrealized losses of $3,087,000 in a continuous unrealized loss position for twelve months or more. At March 31, 2019 there were thirteen held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $63,775,000 and unrealized losses of $730,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018 there were nine held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,226,000 and unrealized losses of $1,380,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2019 there were sixty-one obligations of states and political subdivisions with a fair value of $30,225,000 and unrealized losses of $462,000 in a continuous loss position for twelve months or more. At December 31, 2018, there were eighty-four obligations of states and political subdivisions with a fair value of $42,741,000 and unrealized losses of $1,390,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2019 there were seventy-seven mortgage-backed securities with a fair value of $199,536,000 and unrealized losses of $2,069,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were sixty-nine mortgage-backed securities with a fair value of $171,321,000 and unrealized losses of $5,036,000 in a continuous unrealized loss position for twelve months or more.

Other securities. At March 31, 2019 and December 31, 2018, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2019 represents other than temporary impairment ("OTTI"). However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands).

Accumulated Credit Losses
	March 31, 2019	March 31, 2018
Credit losses on trust preferred securities held
Beginning of period	$—	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$—	$1,111

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in recovery of all of the book value of the security. The net proceeds exceeded the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2019 and December 31, 2018 follows (in thousands):

	March 31, 2019	December 31, 2018
Construction and land development	$50,234	$51,013
Agricultural real estate	237,437	232,409
1-4 Family residential properties	363,569	374,751
Multifamily residential properties	177,949	186,393
Commercial real estate	909,176	911,656
Loans secured by real estate	1,738,365	1,756,222
Agricultural loans	118,125	136,125
Commercial and industrial loans	551,837	559,120
Consumer loans	87,503	92,744
All other loans	111,794	113,925
Total Gross loans	2,607,624	2,658,136
Less: Loans held for sale	1,233	1,508
	2,606,391	2,656,628
Less:
Net deferred loan fees, premiums and discounts	10,630	13,617
Allowance for loan losses	26,704	26,189
Net loans	$2,569,057	$2,616,822

Net loans decreased $47.8 million as of March 31, 2019 compared to December 31, 2018. The primary reason for the decrease was due to seasonal paydowns in agriculture operating loans and declines in 1-4 Family residential properties, Multifamily residential properties, and commercial and industrial loans due to higher payoffs of acquired loans. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At March 31, 2019, the Company’s loan portfolio included $355.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $267.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $12.9 million from $368.5 million at December 31, 2018 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $9.0 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $128.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $228.3 million of loans to lessors of non-residential buildings, $289.2 million of loans to lessors of residential buildings and dwellings, and $103.0 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2019
Allowance for loan losses:
Balance, beginning of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Provision charged to expense	584	236	(116)	243	—	947
Losses charged off	(215)	(30)	(52)	(271)	—	(568)
Recoveries	22	9	5	100	—	136
Balance, end of period	$21,947	$2,412	$1,341	$1,004	$—	$26,704
Ending balance:
Individually evaluated for impairment	$2,257	$24	$231	$3	$—	$2,515
Collectively evaluated for impairment	$18,994	$2,388	$1,101	$1,001	$—	$23,484
Acquired with deteriorated credit quality	$696	$—	$9	$—	$—	$705
Loans:
Individually evaluated for impairment	$10,303	$45	$3,763	$171	$—	$14,282
Collectively evaluated for impairment	1,747,455	354,432	372,261	93,948	$—	2,568,096
Acquired with deteriorated credit quality	12,799	—	1,817	—	$—	14,616
Ending balance	$1,770,557	$354,477	$377,841	$94,119	$—	$2,596,994

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	936	(161)	177	103	—	1,055
Losses charged off	(237)	—	(103)	(136)	—	(476)
Recoveries	123	—	1	91	—	215
Balance, end of period	$17,368	$1,581	$961	$861	$—	$20,771
Ending balance:
Individually evaluated for impairment	$486	$5	$20	$—	$—	$511
Collectively evaluated for impairment	$16,877	$1,576	$941	$861	$—	$20,255
Acquired with deteriorated credit quality	$5	$—	$—	$—	$—	$5
Loans:
Individually evaluated for impairment	$11,592	$202	$1,115	$170	$—	$13,079
Collectively evaluated for impairment	1,417,379	196,173	311,163	39,650	—	1,964,365
Acquired with deteriorated credit quality	253	—	—	—	—	253
Ending balance	$1,429,224	$196,375	$312,278	$39,820	$—	$1,977,697
Year ended December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	6,070	548	1,447	602	—	8,667
Losses charged off	(1,227)	(93)	(886)	(787)	—	(2,993)
Recoveries	167	—	57	314	—	538
Balance, end of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Ending balance:
Individually evaluated for impairment	$1,816	$—	$225	$3	$—	$2,044
Collectively evaluated for impairment	$18,514	$2,197	$1,270	$929	$—	$22,910
Acquired with deteriorated credit quality	$1,226	$—	$9	$—	$—	$1,235
Loans:
Individually evaluated for impairment	$14,422	$32	$2,360	$166	$—	$16,980
Collectively evaluated for impairment	1,756,908	367,175	387,961	99,872	—	2,611,916
Acquired with deteriorated credit quality	13,411	4	2,205	3	—	15,623
Ending balance	$1,784,741	$367,211	$392,526	$100,041	$—	$2,644,519

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2019 and December 31, 2018 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$48,192	$49,794	$227,602	$221,047	$341,528	$352,583	$156,561	$163,845
Special Mention	465	471	7,349	7,805	5,550	5,526	7,825	8,144
Substandard	522	354	1,913	2,848	15,539	15,409	11,517	12,062
Doubtful	—	—	—	—	—	—	—	—
Total	$49,179	$50,619	$236,864	$231,700	$362,617	$373,518	$175,903	$184,051

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$863,328	$861,086	$108,301	$127,863	$536,110	$535,186	$85,017	$90,133
Special Mention	11,974	16,035	6,017	7,581	5,120	9,967	171	177
Substandard	30,377	29,729	3,708	433	9,623	11,858	1,352	1,206
Doubtful	—	—	—	—	—	—	—	—
Total	$905,679	$906,850	$118,026	$135,877	$550,853	$557,011	$86,540	$91,516

	All Other Loans		Total Loans
	2019	2018	2019	2018
Pass	$108,715	$110,352	$2,475,354	$2,511,889
Special Mention	2,618	3,010	47,089	58,716
Substandard	—	15	74,551	73,914
Doubtful	—	—	—	—
Total	$111,333	$113,377	$2,596,994	$2,644,519

The following table presents the Company’s loan portfolio aging analysis at March 31, 2019 and December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2019
Construction and land development	$2,115	$50	$176	$2,341	$46,838	$49,179	$—
Agricultural real estate	671	51	—	722	236,142	236,864	—
1-4 Family residential properties	6,128	809	4,038	10,975	351,642	362,617	—
Multifamily residential properties	638	—	1,421	2,059	173,844	175,903	—
Commercial real estate	1,214	—	3,061	4,275	901,404	905,679	—
Loans secured by real estate	10,766	910	8,696	20,372	1,709,870	1,730,242	—
Agricultural loans	124	—	70	194	117,832	118,026	—
Commercial and industrial loans	1,013	151	6,284	7,448	543,405	550,853	—
Consumer loans	672	317	249	1,238	85,302	86,540	—
All other loans	—	—	—	—	111,333	111,333	—
Total loans	$12,575	$1,378	$15,299	$29,252	$2,567,742	$2,596,994	$—
December 31, 2018
Construction and land development	$460	$43	$—	$503	$50,116	$50,619	$—
Agricultural real estate	—	804	—	804	230,896	231,700	—
1-4 Family residential properties	3,347	3,051	4,080	10,478	363,040	373,518	—
Multifamily residential properties	1,149	—	1,955	3,104	180,947	184,051	—
Commercial real estate	1,349	89	4,058	5,496	901,354	906,850	—
Loans secured by real estate	6,305	3,987	10,093	20,385	1,726,353	1,746,738	—
Agricultural loans	63	—	20	83	135,794	135,877	—
Commercial and industrial loans	1,417	10	3,902	5,329	551,682	557,011	—
Consumer loans	888	356	299	1,543	89,973	91,516	—
All other loans	697	—	—	697	112,680	113,377	—
Total loans	$9,370	$4,353	$14,314	$28,037	$2,616,482	$2,644,519	$—

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

The following tables present impaired loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$278	$278	$7	$2,559	$2,559	$14
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	5,580	5,605	240	4,565	4,952	234
Multifamily residential properties	4,145	4,145	—	4,465	4,465	—
Commercial real estate	12,731	13,114	969	12,517	12,804	1,553
Loans secured by real estate	22,734	23,142	1,216	24,106	24,780	1,801
Agricultural loans	45	629	24	36	504	—
Commercial and industrial loans	5,948	6,297	1,977	8,292	8,723	1,475
Consumer loans	171	171	3	169	171	3
Total loans	$28,898	$30,239	$3,220	$32,603	$34,178	$3,279
Loans without a specific allowance:
Construction and land development	$224	$224	$—	$48	$48	$—
Agricultural real estate	310	310	—	309	309	—
1-4 Family residential properties	3,478	3,676	—	3,680	4,769	—
Multifamily residential properties	131	131	—	7,597	7,597	—
Commercial real estate	1,328	1,052	—	983	1,201	—
Loans secured by real estate	5,471	5,393	—	12,617	13,924	—
Agricultural loans	701	117	—	631	163	—
Commercial and industrial loans	488	892	—	1,660	2,027	—
Consumer loans	545	729	—	471	1,006	—
All other loans	—	—	—	6	6	—
Total loans	$7,205	$7,131	$—	$15,385	$17,126	$—
Total loans:
Construction and land development	$502	$502	$7	$2,607	$2,607	$14
Agricultural real estate	310	310	—	309	309	—
1-4 Family residential properties	9,058	9,281	240	8,245	9,721	234
Multifamily residential properties	4,276	4,276	—	12,062	12,062	—
Commercial real estate	14,059	14,166	969	13,500	14,005	1,553
Loans secured by real estate	28,205	28,535	1,216	36,723	38,704	1,801
Agricultural loans	746	746	24	667	667	—
Commercial and industrial loans	6,436	7,189	1,977	9,952	10,750	1,475
Consumer loans	716	900	3	640	1,177	3
All other loans	—	—	—	6	6	—
Total loans	$36,103	$37,370	$3,220	$47,988	$51,304	$3,279

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	For the three months ended
	March 31, 2019		March 31, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$813	$—	$46	$—
Agricultural real estate	1,239	—	—	—
1-4 Family residential properties	8,690	23	3,891	8
Multifamily residential properties	1,718	—	308	—
Commercial real estate	10,359	6	5,993	3
Loans secured by real estate	22,819	29	10,238	11
Agricultural loans	664	—	885	—
Commercial and industrial loans	6,698	1	7,056	2
Consumer loans	744	—	294	—
All other loans	—	—	—	—
Total loans	$30,925	$30	$18,473	$13

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at March 31, 2019 stated above that were still accruing was $1,612,000 of 1-4 Family residential properties, $425,000 of commercial real estate, $72,000 of commercial and industrial and $6,000 of consumer. The balance of loans modified in a troubled debt restructurings at March 31, 2018 included in the impaired loans stated above that were still accruing was $730,000 of 1-4 family residential properties, $249,000 commercial and industrial loans, and $20,000 consumer loans. For the three months ended March 31, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2019 and December 31, 2018 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2019	December 31, 2018
Construction and land development	$224	$377
Agricultural real estate	310	309
1-4 Family residential properties	6,377	5,762
Multifamily residential properties	1,582	2,105
Commercial real estate	7,561	8,457
Loans secured by real estate	16,054	17,010
Agricultural loans	746	667
Commercial and industrial loans	6,363	8,990
Consumer loans	710	625
All other loans	—	6
Total loans	$23,873	$27,298

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,097,000 and $608,000 for the three months ended March 31, 2019 and 2018, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations with First Clover Leaf Bank during the third quarter of 2016, First Bank & Trust during the second quarter of 2018, and Soy Capital Bank during the fourth quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf Bank acquisition. The amount of these loans at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Construction and land development	$278	$2,558
Agricultural real estate	—	—
1-4 Family residential properties	1,817	2,206
Multifamily residential properties	3,864	3,891
Commercial real estate	8,657	6,946
Loans secured by real estate	14,616	15,601
Agricultural loans	—	4
Commercial and industrial loans	—	15
Consumer loans	—	3
Carrying amount	14,616	15,623
Allowance for loan losses	(705)	(1,235)
Carrying amount, net of allowance	$13,911	$14,388

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of March 31, 2019, there were five loans with a change in expected cash flows and as a result, approximately $705,000 of provision was recorded net of approximately $593,000 of provision reversed. As of December 31, 2018, subsequent changes in expected cash flows resulted in approximately $1,235,000 of provision recorded and approximately $65,000 of provision reversed.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2019 and December 31, 2018 was $10.2 million and $10.0 million, respectively.  There was $2,229,000 and $1,418,000 in specific reserves established with respect to these loans as of March 31, 2019 and December 31, 2018, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2019 and December 31, 2018 (in thousands).

Troubled debt restructurings:	March 31, 2019	December 31, 2018
1-4 Family residential properties	2,404	2,472
Commercial real estate	1,887	1,706
Loans secured by real estate	4,291	4,178
Agricultural loans	629	499
Commercial and industrial loans	5,114	5,112
Consumer loans	171	167
Total	$10,205	$9,956
Performing troubled debt restructurings:
1-4 Family residential properties	$1,612	$1,769
Commercial real estate	425	676
Loans secured by real estate	2,037	2,445
Commercial and industrial loans	72	—
Consumer loans	6	6
Total	$2,115	$2,451

The decrease in TDRs during the period was was primarily due to loans.

The following table presents loans modified as TDRs during the three months ended March 31, 2019 and 2018, as a result of various modified loan factors (in thousands):

	March 31, 2019			March 31, 2018
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	1	$46	(b)(c)	1	$161	(b)
Commercial real estate	1	483	(b)(c)	—	—
Loans secured by real estate	2	529		1	161
Commercial and industrial loans	2	72	(b)(c)
Consumer Loans	1	14	(b)(c)	—	—
Total	5	$615		1	$161

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for three months ended March 31, 2019. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2018.

The balance of real estate owned includes $3,796,000 and $2,534,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2019 and December 31, 2018, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $2,163,000 and $425,000 at March 31, 2019 and December 31, 2018, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,757	$3,760	$109,037	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	14,997	32,355	14,017
Other intangibles	16,029	2,966	16,029	2,648
	$160,156	$24,738	$160,436	$23,440

Goodwill of $26.5 million was recorded for the acquisition and merger of First Bank during 2018. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of First Bank and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$26,946
Purchase accounting adjustments:
Fair value of securities	$320
Fair value of loans, net	3,463
Fair value of OREO	12
Fair value of mortgage servicing rights	(1,097)
Fair value of premises and equipment	689
Fair value of time deposits	1,301
Fair value of FHLB advances	(328)
Fair value of subordinated debentures	(1,451)
Core deposit intangible	(5,224)
Other assets and other liabilities, net	1,860
		(455)
Resulting goodwill from acquisition		$26,491

Goodwill of $18.6 million was provisionally recorded for the acquisition and merger of SCB during the fourth quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. Goodwill was subsequently adjusted to $18.4 million to reflect proper valuation of financial assets and liabilities. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of SCB and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$21,677
Purchase accounting adjustments:
Fair value of securities	$41
Fair value of loans, net	3,377
Fair value of OREO	345
Fair value of premises and equipment	(953)
Fair value of time deposits	(343)
Fair value of FHLB advances	(29)
Core deposit intangible	(7,269)
Customer list intangible	(12,298)
Other assets and other liabilities, net	13,808
		(3,321)
Resulting goodwill from acquisition		18,356

As part of the First Bank and SCB acquisitions, the Company acquired mortgage servicing rights valued at $1,558,000. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2019, March 31, 2018 and December 31, 2018 (in thousands):

	March 31, 2019	March 31, 2018	December 31, 2018
Beginning Balance	$2,101	$844	$844
Mortgage servicing rights acquired during period	—	—	1,558
Mortgage servicing rights capitalized	—	—	7
Mortgage servicing rights amortized	(58)	(39)	(308)
Ending Balance	$2,043	$805	$2,101

Total amortization expense for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Core deposit intangibles	$980	$420
Customer list intangibles	318	46
Mortgage servicing rights	58	39
	$1,356	$505

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/19-03/31/19	$1,356
Estimated amortization expense:
For period 04/01/19-12/31/19	3,783
For year ended 12/31/20	4,573
For year ended 12/31/21	3,996
For year ended 12/31/22	3,630
For year ended 12/31/23	3,318
For year ended 12/31/24	3,050

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $157.8 million at March 31, 2019, a decrease of $34.6 million from $192.3 million at December 31, 2018. The decrease during the first three months of 2019 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.63%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2019	December 31, 2018
US Treasury securities and obligations of U.S. government corporations & agencies	$121,926	$130,893
Mortgage-backed securities: GSE: residential	35,834	61,437
Total	$157,760	$192,330

FHLB borrowings were $120 million at March 31, 2019 and December 31, 2018. At March 31, 2019 the advances were as follows:

•	$4 million advance with a 3-year maturity, at 1.72%, due April 12, 2019

•	$15 million advance with a 6-month maturity at 2.68%, due May 13, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%%, due December 27, 2019

•	$4 million advance with a 3-year maturity at 2.40%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independent sources of market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,727	$—	$190,727	$—
Obligations of states and political subdivisions	191,103	—	190,135	968
Mortgage-backed securities	311,484	—	311,484	—
Other securities	2,304	96	2,208	—
Total available-for-sale securities	$695,618	$96	$694,554	$968
December 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,649	$—	$198,649	$—
Obligations of states and political subdivisions	192,579	—	191,612	967
Mortgage-backed securities	298,672	—	298,672	—
Other securities	2,374	364	2,010	—
Total available-for-sale securities	$692,274	$364	$690,943	$967

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 is summarized as follows (in thousands):

	Obligations of State and Political Subdivisions		Trust Preferred Securities
	Three months ended		Three months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Beginning balance	$967	$—	$—	$2,548
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	1	—	—	—
Included in other comprehensive income (loss)	—	—	—	18
Purchases, issuances, sales and settlements:			—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	(44)
Ending balance	$968	$—	$—	$2,522
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2019 was $11,438,000 and a fair value of $8,478,000 resulting in specific loss exposures of $2,960,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2019 was $3,796,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,574,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired loans (collateral dependent)	$8,478	$—	$—	$8,478
Foreclosed assets held for sale	1,574	—	—	1,574
December 31, 2018
Impaired loans (collateral dependent)	$16,437	$—	$—	$16,437
Foreclosed assets held for sale	836	—	—	836

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at March 31, 2019 and December 31, 2018 (in thousands).

March 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$8,478	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	1,574	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$16,437	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	836	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
(1) Every five years

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets
Cash and due from banks	$232,052	$232,052	$232,052	$—	$—
Federal funds sold	496	496	496	—	—
Certificates of deposit investments	7,320	7,320	—	7,320	—
Available-for-sale securities	695,618	695,618	96	694,554	968
Held-to-maturity securities	69,462	68,743	—	68,743	—
Loans held for sale	1,233	1,233	—	1,233	—
Loans net of allowance for loan losses	2,569,057	2,520,206	—	—	2,520,206
Interest receivable	16,073	16,073	—	16,073	—
Right-of-use lease assets	13,531	13,531	—	13,531	—
Federal Reserve Bank stock	7,389	7,389	—	7,389	—
Federal Home Loan Bank stock	2,995	2,995	—	2,995	—
Financial Liabilities
Deposits	$3,046,213	$3,051,083	$—	$2,385,575	$665,508
Securities sold under agreements to repurchase	157,760	157,647	—	157,647	—
Interest payable	2,166	2,166	—	2,166	—
Federal Home Loan Bank borrowings	119,791	120,079	—	120,079	—
Other borrowings	6,257	6,257	—	6,257	—
Junior subordinated debentures	29,042	24,302	—	24,302	—
Lease liabilities	13,533	13,533	—	13,533	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and due from banks	$140,735	$140,735	$140,735	$—	$—
Federal funds sold	665	665	665	—	—
Certificates of deposit investments	7,569	7,569	—	7,569	—
Available-for-sale securities	692,274	692,274	364	690,943	967
Held-to-maturity securities	69,436	67,909	—	67,909	—
Loans held for sale	1,508	1,508	—	1,508	—
Loans net of allowance for loan losses	2,616,822	2,541,037	—	—	2,541,037
Interest receivable	16,881	16,881	—	16,881	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,095	3,095	—	3,095	—
Financial Liabilities
Deposits	$2,988,686	$2,991,177	$—	$2,396,917	$594,260
Securities sold under agreements to repurchase	192,330	192,179	—	192,179	—
Interest payable	1,758	1,758	—	1,758	—
Federal Home Loan Bank borrowings	119,745	119,704	—	119,704	—
Other borrowings	7,724	7,724	—	7,724	—
Junior subordinated debentures	29,000	24,418	—	24,418	—

Note 8 -- Business Combinations

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

Subject to the terms and conditions of the SCB Merger Agreement, at the effective time of the SCB Merger, each share of common stock, par value $7.50 per share, of SCB issued and outstanding immediately prior to the effective time of the SCB Merger were converted into and became the right to receive, at the election of each stockholder, either $307.93 in cash or 8.0228 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld. In addition, immediately prior to the closing of the proposed merger, SCB paid special dividend to its shareholders in the aggregate amount of approximately $25 million. The SCB Merger was subject to customary closing conditions, including the approval of the appropriate regulatory authorities and of the stockholders of SCB. The SCB Merger was completed on November 15, 2018 and an aggregate of 1,330,571 shares of common stock were issued, and approximately $19,046,000 was paid, to the stockholders of SCB, including cash in lieu of fractional shares.

Soy Capital Bank and Trust Company ("Soy Capital Bank") merged with and into First Mid Bank on April 6, 2019. At the time of the bank merger, Soy Capital Bank's banking offices became branches of First Mid Bank. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of November 15, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $18.4 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired Book Value	Fair Value Adjustments	As Recorded by SCB
Assets
Cash and due from banks	$65,112	—	$65,112
Investment Securities	97,545	(41)	97,504
Loans	255,429	(7,868)	247,561
Allowance for loan losses	(4,491)	4,491	—
Other real estate owned	783	(345)	438
Premises and equipment	10,115	953	11,068
Goodwill	6,745	11,611	18,356
Core deposit intangible	—	7,269	7,269
Other Intangibles	1,228	11,070	12,298
Other assets	24,858	(5,835)	19,023
Total assets acquired	$457,324	21,305	$478,629
Liabilities
Deposits	$348,314	(343)	$347,971
Securities sold under agreements to repurchase	21,180	—	21,180
FHLB advances	19,000	(29)	18,971
Other borrowings	7,724	—	7,724
Junior subordinated debentures	—	—	—
Other liabilities	15,477	—	15,477
Total liabilities assumed	411,695	(372)	411,323
Net assets acquired	$45,629	21,677	$67,306

Consideration Paid
Cash			$19,046
Common Stock			48,260
Total consideration paid			$67,306

The Company has recognized approximately $1.2 million, pre-tax, of acquisition costs for the SCB acquisition. Of this amount, $283,000 was recognized during the first quarter of 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $7.2 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $(343,000), and the assumed FHLB advances $(29,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $7.3 million, will be amortized on an accelerated basis over its estimated life of 10 years. In addition, the Company recorded a $4.2 million intangible asset for customer list of Soy Bank's Ag service business line and $8.1 million intangible asset for the customer list for Soy Bank's Insurance business line. These intangibles are being amortized over the estimated life of 12 years and 11 years, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the SCB acquisition taken place at the beginning of the period (dollars in thousands):

Three months ended
March 31,
2018
Net interest income	$26,552
Provision for loan losses	1,055
Non-interest income	12,704
Non-interest expense	24,218
Income before income taxes	13,983
Income tax expense	3,584
Net income	$10,399

Earnings per share
Basic	$0.74
Diluted	0.74

Basic weighted average shares outstanding	14,001,588
Diluted weighted average shares outstanding	14,018,818

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the SCB business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

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

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Bank
Assets
Cash & due from banks	$20,598	$—	$20,598
Investment Securities	59,906	(320)	59,586
Loans	371,156	(7,875)	363,281
Allowance for loan losses	(4,412)	4,412	—
Other real estate owned	547	(12)	535
Premises and equipment	10,126	(689)	9,437
Goodwill	543	25,948	26,491
Core deposit intangible	—	5,224	5,224
Other assets	16,389	(256)	16,133
Total assets acquired	$474,853	$26,432	$501,285
Liabilities and Stockholders' Equity
Deposits	$384,323	$1,301	$385,624
FHLB advances	31,000	(328)	30,672
Subordinated debentures	6,186	(1,451)	4,735
Other liabilities	8,665	(36)	8,629
Total liabilities assumed	430,174	(514)	429,660
Net assets acquired	$44,679	$26,946	$71,625

Consideration Paid
Cash			$10,275
Common stock			61,350
Total consideration paid			$71,625

The Company has recognized approximately $5.1 million, pre-tax, of acquisition costs for the First Bank acquisition. Of this amount, $153,000 was recognized during the first quarter of 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place a the beginning of the period (dollars in thousands):

Three months ended
March 31,
2018
Net interest income	$28,049
Provision for loan losses	1,205
Non-interest income	8,320
Non-interest expense	21,783
Income before income taxes	13,381
Income tax expense	3,429
Net income	$9,952

Earnings per share
Basic	$0.70
Diluted	0.69

Basic weighted average shares outstanding	14,314,917
Diluted weighted average shares outstanding	14,332,147

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

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

1. An entity need not reassess whether any expired or existing contracts contain leases.
2. An entity need not reassess the lease classification for any expired or existing leases.
3. An entity need not reassess initial direct costs for any existing leases.

The Company has also elected the practical expedient, which may be elected separately or in conjunction with the package noted above, to use hindsight in determining the lease term and in assessing the right-of-use assets. This expedient must be applied consistently to all leases. Lastly, the Company has elected to use the practical expedient to include both lease and non-lease components as a single component and account for it as a lease.

In addition, The Company has elected to not include short-term leases (i.e.leases with terms of twelve months or less) or equipment leases (primarily copiers) deemed immaterial, on the consolidated balance sheets.

For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into. The following table contains supplemental balance sheet information related to leases (dollars in thousands):

March 31, 2019
Operating lease right-of-use assets	$13,531
Operating lease liabilities	13,533

Weighted-average remaining lease term	5.8 years

Weighted-average discount rate	3.20%

Certain of the Company's leases contain options to renew the lease; however, not all renewal options are included in the calculation of lease liabilities as they are not reasonably certain to be exercised. The Company's leases do not contain residual value guarantees or material variable lease payments. The Company does not have any other material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,001
2020	2,587
2021	2,345
2022	2,056
2023	1,275
Thereafter	5,356
Total lease payments	15,620
Less imputed interest	(2,087)
Total lease liability	$13,533

The components of lease expense for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

Three months ended March 31,
2019
Operating lease cost	$671
Short-term lease cost	23
Variable lease cost	224
Total lease cost	918
Income from subleases	(248)
Net lease cost	$670

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements.

Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

March 31, 2019
Operating cash flows from operating leases	$664

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2019 and 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2018 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

Acquisitions

On May 1, 2018, the Company completed its acquisition of First Bank. Financial results 2018 include the income and expenses of First Bank & Trust for the period May 1 through December 31, 2018. At the date of the acquisition, the fair value of First Bank's total assets was $501 million, including $363 million of loans. The fair value of First Bank's deposits was $386 million. Net income before taxes was positively impacted by $3,018,000 due to First Bank's purchase accounting net accretion and amortization expense of intangibles during 2018. For the three months ended March 31, 2019, net income before taxes was positively impacted by $561,000 due to purchase accounting net accretion and amortization related to First Bank. During 2018, the Company also incurred $5 million of pre-tax acquisition expenses related to the acquisition of First Bank, comprised primarily of legal, consulting and change-in-control costs. During the three months ended March 31, 2019, pre-tax expenses related to this acquisition totaled $153,000.

On November 15, 2018, the Company completed its acquisition of SCB. Financial results for 2018 include the income and expenses of SCB for the period November 15 through December 31, 2018. At the date of the acquisition, the fair value of SCB's total assets was $479 million, including $248 million of loans. The fair value of SCB's deposits was $348 million. Net income before taxes was positively impacted by $462,000 due to SCB's purchase accounting net accretion and amortization expense of intangibles during 2018. For the three months ended March 31, 2019, net income before taxes was positively impacted by $988,000 due to purchase accounting net accretion and amortization related to SCB. During 2018, the Company also incurred $908,000 of pre-tax acquisition expenses related to the acquisition of SCB, comprised primarily of legal, consulting and change-in-control costs. During the three months ended March 31, 2019, pre-tax expenses related to this acquisition totaled $283,000.

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

Net income was $13,316,000 and $8,390,000 for the three months ended March 31, 2019 and 2018, respectively. Diluted net income per common share available to common stockholders was $0.80 and $0.66 for the three months ended March 31, 2019 and 2018.

The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2019 and 2018, compared to the performance ratios for the year ended December 31, 2018:

	Three months ended		Year ended
	March 31, 2019	March 31, 2018	December 31, 2018
Return on average assets	1.38%	1.18%	1.13%
Return on average common equity	11.02%	10.86%	9.59%
Average equity to average assets	12.51%	10.91%	11.77%

Total assets were $3.9 billion at March 31, 2019, compared to $3.8 billion as of December 31, 2018. From December 31, 2018 to March 31, 2019, cash and interest bearing deposits increased $91.2 million, net loan balances decreased $47.8 million and investment securities increased $3.4 million. Net loan balances were $2.57 billion at March 31, 2019 compared to $2.62 billion at December 31, 2018.

Net interest margin, on a tax effected basis, defined as net interest income divided by average interest-earning assets, was 3.74% for the three months ended March 31, 2019, up from 3.65% for the same period in 2018. This increase was primarily due to higher yields on loans and investments, and accretion income from previous acquisitions. Net interest income before the provision for loan losses was $32.3 million compared to net interest income of $23.2 million for the same period in 2018. The increase in net interest income was primarily due to the growth in average earnings assets as a result of loans and investment securities acquired from First Bank and SCB partially offset by an increase in cost of deposits and borrowings.

Total non-interest income of $14,639,000 increased $7,152,000 or 95.5% from $7,487,000 for the same period last year. Wealth management revenues increased $1,903,000, primarily due the addition of farm management and brokerage revenues from the SCB acquisition, insurance commissions increase $4,068,000, primarily due to revenues from the acquisition of SCB, and revenue from ATM and debit cards increased $412,000 primarily due to an increase in electronic transactions from the acquisitions of First Bank & SCB.

Total non-interest expense of $28.3 million increased $9,936,000 or 54.1% from $18.4 million for the same period last year. This increase was primarily due to legal and professional costs and intangibles amortization associated with the acquisition of First Bank and SCB, and an increase in salaries and benefits expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2019 versus 2018
Three months ended March 31,
Net interest income	$9,057
Provision for loan losses	108
Other income, including securities transactions	7,152
Other expenses	(9,936)
Income taxes	(1,455)
Increase in net income	$4,926

Credit quality is an area of importance to the Company. Total nonperforming loans were $26.0 million at March 31, 2019, compared to $17.9 million at March 31, 2018 and $29.8 million at December 31, 2018. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $3.9 million at March 31, 2019 compared to $2.0 million at March 31, 2018 and $2.6 million at December 31, 2018. The Company’s provision for loan losses for the three months ended March 31, 2019 and 2018 was $947,000 and $1,055,000, respectively.  Total loans past due 30 days or more were 1.13% of loans at March 31, 2019 compared to 0.75% at March 31, 2018, and 1.06% of loans at December 31, 2018.  At March 31, 2019, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.7% of the loan portfolio as of March 31, 2019 and 66.0% as of December 31, 2018.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2019 and 2018 and December 31, 2018 was 13.55%, 12.17% and 12.76%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2019 and 2018 and December 31, 2018 was 14.45%, 13.07% and 13.63%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2019 and 2018 were $601 million and $564 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is, and Soy Capital Bank was, required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates. The Company expensed $268,000 and $253,000 for this assessment during the first three months of 2019 and 2018, respectively.

In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $11,000 and $28,000 during the first three months of 2019 and 2018 for this assessment, respectively.

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

As included in the proposed rule of June 2012, the final rule includes new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, First Mid Bank and Soy Capital Bank (prior to its merger with and into First Mid Bank) beginning in 2015 are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

See discussion under the heading "Capital Resources" for a description of the Company's, First Mid Bank, and Soy Capital Bank's risk-based capital.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2019 and 2018 were used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $548,000 and $465,000 for 2019 and 2018, respectively were 3.68% at March 31, 2019 and 3.57% at March 31, 2018.

The Company’s average balances fully tax equivalent, interest income and interest expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2019 and 2018 in the following table (dollars in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$112,220	$697	2.52%	$14,160	$60	1.72%
Federal funds sold	663	3	1.84%	491	1	0.79%
Certificates of deposit investments	7,348	38	2.10%	1,685	9	2.12%
Investment securities:
Taxable	582,290	3,811	2.62%	487,504	2,882	2.36%
Tax-exempt (1)	190,695	1,770	3.71%	165,688	1,518	3.67%
Loans net of unearned income (TE) (2)	2,622,816	32,280	4.99%	1,956,156	21,154	4.39%
Total earning assets	3,516,032	38,599	4.44%	2,625,684	25,624	3.95%
Cash and due from banks	64,329			50,529
Premises and equipment	59,192			38,062
Other assets	250,265			138,715
Allowance for loan losses	(26,815)			(20,406)
Total assets	$3,863,003			$2,832,584
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,335,626	$1,622	0.49%	$1,074,627	$532	0.20%
Savings deposits	436,581	152	0.14%	364,152	137	0.15%
Time deposits	620,377	2,604	1.70%	337,679	594	0.71%
Total Interest Bearing Deposits	2,392,584	4,378	0.74%	1,776,458	1,263	0.29%
Securities sold under agreements to repurchase	182,466	260	0.58%	162,495	59	0.15%
FHLB advances	119,760	723	2.45%	67,789	275	1.65%
Fed Funds Purchased	—	—	—%	2,874	13	1.77%
Junior subordinated debt	29,014	438	6.12%	24,008	259	4.38%
Other debt	6,845	—	—%	10,302	95	3.75%
Total borrowings	338,085	1,421	1.70%	267,468	701	1.06%
Total interest-bearing liabilities	2,730,669	5,799	0.86%	2,043,926	1,964	0.39%
Non interest-bearing demand deposits	605,296		0.70%	470,989		0.32%
Other liabilities	43,723			8,705
Stockholders' equity	483,315			308,964
Total liabilities & equity	$3,863,003			$2,832,584
Net interest income		$32,800			$23,660
Net interest spread			3.58%			3.56%
Impact of non-interest bearing funds			0.16%			0.09%
TE Net yield on interest- earning assets			3.74%			3.65%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2019, compared to the same periods in 2018 (in thousands):

	Three months ended March 31, 2019 compared to 2018 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$637	$597	$40
Federal funds sold	2	—	2
Certificates of deposit investments	29	29	—
Investment securities:
Taxable	929	593	336
Tax-exempt (2)	252	232	20
Loans (2) (3)	11,126	7,941	3,185
Total interest income	12,975	9,392	3,583
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	1,090	156	934
Savings deposits	15	65	(50)
Time deposits	2,010	754	1,256
Securities sold under agreements to repurchase	201	8	193
FHLB advances	448	275	173
Federal Funds Purchased	(13)	(7)	(6)
Junior subordinated debt	179	62	117
Other debt	(95)	(24)	(71)
Total interest expense	3,835	1,289	2,546
Net interest income	$9,140	$8,103	$1,037

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

The tax effected net interest income increased $9.1 million, or 38.6%, to $32.8 million for the three months ended March 31, 2019, from $23.7 million for the same period in 2018. Net interest income increased primarily due to the growth in average earning assets including loans and investments acquired from SCB and First Bank. The net interest margin increased primarily due to higher yields on loans and investments and additional accretion income from the acquisitions.

For the three months ended March 31, 2019, average earning assets increased by $890.3 million, or 33.9%, and average interest-bearing liabilities increased $686.7 million or 33.6%, compared with average balances for the same period in 2018.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $98.1 million or 692.5%.

•	Average federal funds sold increased $0.2 million or 35.0%.

•	Average certificates of deposits investments increased $5.7 million or 336.1%

•	Average loans increased by $666.7 million or 34.1%.

•	Average securities increased by $119.8 million or 18.3%.

•	Average interest-bearing customer deposits increased by $616.1 million or 34.7%.

•	Average securities sold under agreements to repurchase increased by $20.0 million or 12.3%.

•	Average borrowings and other debt increased by $50.6 million or 48.2%.

•	Net interest margin increased to 3.74% for the first three months of 2019 from 3.65% for the first three months of 2018.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2019 and 2018 was $947,000 and $1,055,000, respectively.  The decrease in provision expense was primarily due to a decrease in loan volume. Net charge-offs were $432,000 for the three months ended March 31, 2019, compared to net charge offs of $261,000 for March 31, 2018.  Nonperforming loans were $26.0 million and $17.9 million as of March 31, 2019 and 2018, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change
Wealth management revenues	$3,645	$1,742	$1,903
Insurance commissions	5,555	1,487	4,068
Service charges	1,802	1,635	167
Security gains, net	54	20	34
Mortgage banking revenue, net	239	161	78
ATM / debit card revenue	2,016	1,604	412
Bank Owned Life Insurance	430	276	154
Other	898	562	336
Total other income	$14,639	$7,487	$7,152

Following are explanations of the changes in these other income categories for the three months ended March 31, 2019 compared to the same period in 2018:

•
Wealth management revenues increased $1,903,000 or 109.2% to $3,645,000 from $1,742,000 primarily from increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts, and farm management and brokerage services and additional trust accounts added with the acquisition of SCB. Trust assets, at market value, were $1,420.8 million at March 31, 2019 compared to $984.0 million at March 31, 2018.

•	Insurance commissions increased $4,068,000 or 273.6% to $5,555,000 from $1,487,000 primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $167,000 or 10.2% to $1,802,000 from $1,635,000 primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended March 31, 2019 resulted in net securities gains of $54,000 compared to $20,000 during the three months ended March 31, 2018.

•	Mortgage banking income increased $78,000 or 48.4% to $239,000 from $161,000. Loans sold balances were as follows:

•	$12.4 million (representing 102 loans) for the three months ended March 31, 2019

•	$11.5 million (representing 86 loans) for the three months ended March 31, 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $412,000 or 25.7% to $2,016,000 from $1,604,000 primarily due to an increase in electronic transactions from the SCB and First Bank acquisitions that occured in the second and fourth quarters of 2018, respectively.

•
Bank owned life insurance income increased $154,000 or 55.8%. The Company acquired $8.6 million in bank owned life insurance from First Bank acquisition in 2018, and acquired $13.6 million in bank owned life insurance from SCB acquisition in 2018.

•	Other income increased $336,000 or 59.8% to $898,000 from $562,000 primarily due to increases in miscellaneous fees and revenues from SCB and First Bank acquisitions.

Other Expense

The following table sets forth the major components of other expense for the three-months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change
Salaries and employee benefits	$16,574	$10,194	$6,380
Net occupancy and equipment expense	4,455	3,273	1,182
Net other real estate owned expense (income)	53	76	(23)
FDIC insurance	279	281	(2)
Amortization of intangible assets	1,356	505	851
Stationery and supplies	287	211	76
Legal and professional	1,194	1,137	57
Marketing and donations	454	354	100
Other operating expenses	3,658	2,343	1,315
Total other expense	$28,310	$18,374	$9,936

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2019 compared to the same period in 2018:

•
Salaries and employee benefits, the largest component of other expense, increased $6,380,000 or 62.6% to $16,574,000 from $10,194,000.  The increase is primarily due to the addition of 112 employees from the First Bank acquisition in the second quarter of 2018, the addition of 149 employees from SCB acquisition in the fourth quarter of 2018, and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 832 and 591 full-time equivalent employees at March 31, 2019 and 2018, respectively.

•
Occupancy and equipment expense increased $1,182,000 or 36.1% to $4,455,000 from $3,273,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisitions of First Bank and SCB.

•
Net other real estate owned expense decreased $23,000 or 30.3% to $53,000 from $76,000. The decrease in 2019 was primarily due to more losses on properties sold during 2018 than properties sold during 2019.

•
Expense for amortization of intangible assets increased $851,000 or 168.5% to $1,356,000 from $505,000 for the three months ended March 31, 2019 and 2018, respectively. The increase in 2019 was due to amortization of core deposit intangibles from the First Bank and SCB acquisition.

•
Other operating expenses increased $1,315,000 or 56.1% to $3,658,000 in 2019 from $2,343,000 in 2018 primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank.

•
On a net basis, all other categories of operating expenses increased $231,000 or 11.6% to $2,214,000 in 2019 from $1,983,000 in 2018.  The decrease is primarily due to a decrease in stationary and supplies due the First Mid Bank name change during the first quarter of 2018.

Income Taxes

Total income tax expense amounted to $4.3 million (24.5% effective tax rate) for the three months ended March 31, 2019, compared to $2.9 million (25.4% effective tax rate) for the same period in 2018. The decline in effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 is primarily due an increase in tax exempt income and tax credits on certain municipal loans during the first quarter of 2019 compared to the same period in 2018.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$260,307	2.39%	$270,816	2.38%
Obligations of states and political subdivisions	188,572	2.97%	193,195	2.94%
Mortgage-backed securities: GSE residential	312,159	2.87%	304,372	2.86%
Other securities	2,278	3.42%	2,278	3.58%
Total securities	$763,316	2.73%	$770,661	2.72%

At March 31, 2019, the Company’s investment portfolio decreased by $7.3 million from December 31, 2018 primarily due securities that were sold to provide cash flow to fund loans. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2019 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2019 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,845	$190,727	$—	$190,727	$—	$—	$—	$—
Obligations of state and political subdivisions	188,572	191,103	18,059	121,385	49,564	499	—	1,596
Mortgage-backed securities (2)	312,159	311,484	1,036	—	—	—	—	310,448
Other securities	2,278	2,304	—	—	—	2,014	—	290
Total available-for-sale	$693,854	$695,618	$19,095	$312,112	$49,564	$2,513	$—	$312,334
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,462	$68,743	$—	$68,743	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	% Outstanding Loans	December 31, 2018	% Outstanding Loans
Construction and land development	$49,179	1.9%	$50,619	1.9%
Agricultural real estate	236,864	9.1%	231,700	8.8%
1-4 Family residential properties	362,617	14.0%	373,518	14.1%
Multifamily residential properties	175,903	6.8%	184,051	7.0%
Commercial real estate	905,679	34.9%	906,850	34.2%
Loans secured by real estate	1,730,242	66.7%	1,746,738	66.0%
Agricultural loans	118,026	4.5%	135,877	5.1%
Commercial and industrial loans	550,853	21.2%	557,011	21.1%
Consumer loans	86,540	3.3%	91,516	3.5%
All other loans	111,333	4.3%	113,377	4.3%
Total loans	$2,596,994	100.0%	$2,644,519	100.0%

Gross loan balances decreased $47.5 million, or 1.80% primarily due to seasonal declines in agricultural loans of about $17.8 million and declines in 1-4 Family residential properties of approximately $10.9 million, Multifamily residential properties of approximately $8.1 million, and commercial and industrial loans of approximately $6.2 million primarily due to acquired loans becoming paid off.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,233,000 and $1,508,000 as of March 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$544,392	21.0%	$571,909	21.7%
Sullivan region	370,281	14.3%	375,407	14.2%
Decatur region	516,123	19.9%	501,743	19.0%
Peoria region	299,487	11.5%	291,283	11.0%
Highland region	514,272	19.8%	518,881	19.6%
Southern region	120,317	4.6%	133,225	5.0%
Soy Capital Bank	232,122	8.9%	252,071	9.5%
Total all regions	$2,596,994	100.0%	$2,644,519	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2019 and 2018, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2019 and December 31, 2018, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$267,128	10.29%	$276,142	10.44%
Lessors of non-residential buildings	228,260	8.79%	250,495	9.47%
Lessors of residential buildings & dwellings	289,241	11.14%	289,169	10.93%
Hotels and motels	127,952	4.93%	129,216	4.89%
Other Gambling Industries	102,974	3.97%	105,959	3.98%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2019, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$20,086	$11,456	$17,637	$49,179
Agricultural real estate	11,673	81,368	143,823	236,864
1-4 Family residential properties	27,704	76,039	258,874	362,617
Multifamily residential properties	10,005	119,529	46,369	175,903
Commercial real estate	68,089	390,277	447,313	905,679
Loans secured by real estate	137,557	678,669	914,016	1,730,242
Agricultural loans	79,251	33,675	5,100	118,026
Commercial and industrial loans	196,811	275,417	78,625	550,853
Consumer loans	4,548	72,327	9,665	86,540
All other loans	13,095	31,887	66,351	111,333
Total loans	$431,262	$1,091,975	$1,073,757	$2,596,994

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2019, loans with maturities over one year consisted of approximately $1.6 billion in fixed rate loans and approximately $559 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual loans	$23,873	$27,298
Restructured loans which are performing in accordance with revised terms	2,115	2,451
Total nonperforming loans	25,988	29,749
Repossessed assets	3,869	2,595
Total nonperforming loans and repossessed assets	$29,857	$32,344
Nonperforming loans to loans, before allowance for loan losses	1.00%	1.12%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.15%	1.22%

The $3,425,000 decrease in nonaccrual loans during 2019 resulted from the net of $3,421,000 of loans put on nonaccrual status offset by $4,865,000 of loans becoming current or paid-off, $1,630,000 of loans transferred to other real estate and $352,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$224	0.9%	$377	1.4%
Agricultural real estate	310	1.3%	309	1.1%
1-4 Family residential properties	6,377	26.7%	5,762	21.1%
Multifamily Residential properties	1,582	6.6%	2,105	7.7%
Commercial real estate	7,561	31.7%	8,457	31.1%
Loans secured by real estate	16,054	67.2%	17,010	62.4%
Agricultural loans	746	3.1%	667	2.4%
Commercial and industrial loans	6,363	26.7%	8,990	32.9%
Consumer loans	710	3.0%	625	2.3%
All Other Loans	—	—%	6	—%
Total loans	$23,873	100.0%	$27,298	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,097,000 and $608,000 for the three months ended March 31, 2019 and 2018, respectively.

The $1,274,000 increase in repossessed assets during the first three months of 2019 resulted from $1,706,000 of additional assets repossessed and $432,000 of repossessed assets sold.

The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,513	39.1%	$1,513	58.2%
1-4 family residential properties	277	7.2%	583	22.5%
Commercial real estate	2,006	51.8%	438	16.9%
Total real estate	3,796	98.1%	2,534	97.6%
Commercial & industrial loans	—	—%	61	2.4%
Consumer loans	73	1.9%	—	—%
Total repossessed collateral	$3,869	100.0%	$2,595	100.0%

Repossessed assets sold during the first three months of 2019 resulted in net losses of $4,976, of which $6,024 of net losses was related to real estate asset sales and $11,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2018 resulted in net losses of $50,000, of which $61,000 of net losses was related to real estate asset sales and $11,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2019, the Company’s loan portfolio included $355.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $267.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $12.9 million from $368.5 million at December 31, 2018 while loans concentrated in other grain farming decreased $9.0 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $128.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $228.3 million of loans to lessors of non-residential buildings, $289.2 million of loans to lessors of residential buildings and dwellings, and $103.0 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of March 31, 2019 and 2018, and of changes in the allowance for the three month periods ended March 31, 2019 and 2018, is as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Average loans outstanding, net of unearned income	$2,622,816	$1,956,156
Allowance-beginning of period	26,189	19,977
Charge-offs:
Real estate-mortgage	108	192
Commercial, financial & agricultural	189	148
Installment	157	40
Other	114	96
Total charge-offs	568	476
Recoveries:
Real estate-mortgage	6	1
Commercial, financial & agricultural	30	123
Installment	28	24
Other	72	67
Total recoveries	136	215
Net charge-offs (recoveries)	432	261
Provision for loan losses	947	1,055
Allowance-end of period	$26,704	$20,771
Ratio of annualized net charge-offs to average loans	0.07%	0.05%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.03%	1.05%
Ratio of allowance for loan losses to nonperforming loans	103%	116%

The ratio of allowance for loan losses to loans outstanding was 1.03% as of March 31, 2019 compared to 1.05% as of March 31, 2018. The ratio of the allowance for loan losses to nonperforming loans is 103% as of March 31, 2019 compared to 116% as of March 31, 2018.  The decrease in this ratio is primarily due to the increase in nonperforming loans at March 31, 2019 compared to March 31, 2018.

During the first three months of 2019, the Company had net charge-offs of $432,000 compared to net charge-offs of $261,000 in 2018. During the first three months of 2019, there were no significant charge offs. During the first three months of 2018 there was a significant charge off of two commercial loans to a single borrower of $126,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018 (dollars in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018		Year ended December 31, 2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$605,296	—%	$470,989	—%	$506,873	—%
Interest-bearing	1,335,626	0.49%	1,074,627	0.20%	1,194,089	0.28%
Savings	436,581	0.14%	364,152	0.15%	395,028	0.15%
Time deposits	620,377	1.70%	337,679	0.71%	473,043	0.99%
Total average deposits	$2,997,880	0.59%	$2,247,447	0.23%	$2,569,033	0.33%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018	Year ended December 31, 2018
High month-end balances of total deposits	$3,046,213	$2,291,891	$3,017,035
Low month-end balances of total deposits	2,961,660	2,208,941	2,208,941

During the first three months of 2019, the average balance of deposits increased by $428.8 million from the average balance for the year ended December 31, 2018. Average non-interest bearing deposits increased by $98.4 million, average interest-bearing balances increased by $141.5 million, savings account balances increased $41.6 million and balances of time deposits increased $147.3 million. The increases were primarily due to the result of deposit balances acquired in the acquisitions of First Bank during the second quarter of 2018 and SCB during the fourth quarter of 2018.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
3 months or less	$98,130	$44,898
Over 3 through 6 months	26,990	49,476
Over 6 through 12 months	97,570	78,567
Over 12 months	176,921	155,071
Total	$399,611	$328,012

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2019 and December 31, 2018 is presented below (dollars in thousands):

	March 31, 2019	December 31, 2018
Securities sold under agreements to repurchase	$157,760	$192,330
Fed funds	—	—
Federal Home Loan Bank advances:
Fixed term – due in one year or less	29,000	29,000
Fixed term – due after one year	90,791	90,745
Debt:
Debt due after one year	6,257	7,724
Junior subordinated debentures	29,042	29,000
Total	$312,850	$348,799
Average interest rate at end of period	1.17%	1.30%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$191,557	$192,330
Federal funds purchased	—	22,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	30,000
Fixed term – due in one year or less	29,000	29,000
Fixed term – due after one year	90,791	101,745
Debt:
Debt due in one year or less	—	—
Debt due after one year	6,279	10,313
Junior subordinated debentures	29,042	30,221
Averages for the period (YTD):
Securities sold under agreements to repurchase	$182,466	$140,622
Federal funds purchased	—	3,794
Federal Home Loan Bank advances:
FHLB-overnight	—	9,434
Fixed term – due in one year or less	29,000	16,510
Fixed term – due after one year	90,760	71,757
Debt:
Loans due in one year or less	—	548
Loans due after one year	6,845	9,555
Junior subordinated debentures	29,014	27,391
Total	$338,085	$279,611
Average interest rate during the period	1.68%	1.52%

Securities sold under agreements to repurchase decreased $34.6 million during the first three months of 2019 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank and Soy Capital Bank to economically fund loan demand.

At March 31, 2019 the fixed term advances consisted of $120 million as follows:

•	$4 million advance with a 3-year maturity, at 1.72%, due April 12, 2019

•	$15 million advance with a 6-month maturity, at 2.68%, due May 13, 2019

•	$5 million advance with a 2-year maturity, at 1.56%, due June 28, 2019

•	$10 million advance with a 11-month maturity, at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$10 million advance with a 14-month maturity, at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$4 million advance with a 3-year maturity, at 2.40%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity, at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of March 31, 2019. This loan was renewed on April 12, 2019 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at March 31, 2019 and 2018 and December 31, 2018.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (5.64% and 5.19% at March 31, 2019 and December 31, 2018), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate

(LIBOR plus 160 basis points, 4.21% and 4.39% at March 31, 2019 and December 31, 2018, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.46% and 4.64% at March 31, 2019 and December 31, 2018, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.31% and 4.49% at March 31, 2019 and December 31, 2018, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2019 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$169,781	$—	$—	$—	$—	$—	$169,781	$169,781
Certificates of deposit investments	3,675	1,685	980	980	—	—	7,320	7,320
Taxable investment securities	278	25,062	43,316	48,412	71,618	385,291	573,977	573,258
Nontaxable investment securities	—	6,169	8,381	4,922	6,126	165,505	191,103	191,103
Loans	976,273	418,396	443,385	348,927	284,440	125,573	2,596,994	2,520,206
Total	$1,150,007	$451,312	$496,062	$403,241	$362,184	$676,369	$3,539,175	$3,461,668
Interest-bearing liabilities:
Savings and NOW accounts	$318,290	$109,818	$109,818	$109,818	$109,818	$515,202	$1,272,764	$1,272,764
Money market accounts	347,199	21,583	21,583	21,583	21,583	50,336	483,867	483,867
Other time deposits	383,457	190,487	48,442	24,317	10,937	2,998	660,638	665,508
Short-term borrowings/debt	157,760	—	—	—	—	—	157,760	157,647
Long-term borrowings/debt	93,833	35,000	18,611	5,000	—	2,646	155,090	150,638
Total	$1,300,539	$356,888	$198,454	$160,718	$142,338	$571,182	$2,730,119	$2,730,424
Rate sensitive assets – rate sensitive liabilities	$(150,532)	$94,424	$297,608	$242,523	$219,846	$105,187	$809,056
Cumulative GAP	(150,532)	(56,108)	241,500	484,023	703,869	809,056
Cumulative amounts as % of total Rate sensitive assets	(4.3)%	2.7%	8.4%	6.9%	6.2%	3.0%
Cumulative Ratio	(4.3)%	(1.6)%	6.8%	13.7%	19.9%	22.9%

The static GAP analysis shows that at March 31, 2019, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s and Soy Capital Bank's historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2019, the Company’s stockholders' equity increased $21 million, or 4.5%, to $497 million from $476 million as of December 31, 2018. During the first three months of 2019, net income contributed $13.3 million to equity. There were no dividends paid to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $7.6 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank and Soy Capital Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2019 and December 31, 2018, the Company, First Mid Bank, and Soy Capital Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital (to risk-weighted assets)
Company	$428,878	14.45%	$311,287	> 10.50%	N/A	N/A
First Mid Bank	356,694	13.35	280,563	> 10.50	$267,203	> 10.00%
Soy Capital Bank	47,412	16.02	31,067	> 10.50	29,587	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	401,774	13.55	251,994	> 8.50	N/A	N/A
First Mid Bank	329,995	12.35	227,123	> 8.50	213,763	> 8.00
Soy Capital Bank	47,407	16.02	25,149	> 8.50	23,670	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	372,732	12.57	207,525	> 7.00	N/A	N/A
First Mid Bank	329,995	12.35	187,042	> 7.00	173,682	> 6.50
Soy Capital Bank	47,407	16.02	20,711	> 7.00	19,232	> 6.50
Tier 1 Capital (to average assets)
Company	401,774	10.77	149,276	> 4.00	N/A	N/A
First Mid Bank	329,995	9.84	134,179	> 4.00	167,724	> 5.00
Soy Capital Bank	47,407	11.58	16,373	> 4.00	20,466	> 5.00
December 31, 2018
Total Capital (to risk-weighted assets)
Company	$412,879	13.63%	$299,148	> 9.875%	N/A	N/A
First Mid Bank	350,361	12.85	269,171	> 9.875	$272,578	> 10.00%
Soy Capital Bank	45,387	14.33	31,283	> 9.875	31,679	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	386,690	12.76	238,561	> 7.875	N/A	N/A
First Mid Bank	324,172	11.89	214,655	> 7.875	218,063	> 8.00
Soy Capital Bank	45,387	14.33	24,947	> 7.875	25,343	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	357,690	11.81	193,121	> 6.375	N/A	N/A
First Mid Bank	324,172	11.89	173,769	> 6.375	177,176	> 6.50
Soy Capital Bank	45,387	14.33	20,195	> 6.375	20,591	> 6.50
Tier 1 Capital (to average assets)
Company	386,690	11.15	138,765	> 4.00	N/A	N/A
First Mid Bank	324,172	9.92	130,716	> 4.00	163,396	> 5.00
Soy Capital Bank	45,387	11.12	16,322	> 4.00	20,403	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2019 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2019, the Company, First Mid Bank, and Soy Capital Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and Soy Capital Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 10,500 and 13,250 restricted stock awards during 2019 and 2018, respectively and 15,540 as stock unit awards during 2019 and 2018.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.   As of March 31, 2019, 782 shares were issued pursuant to the ESPP.

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

During the three months ended March 31, 2019, the Company repurchased no shares. Since 1998, the Company has repurchased a total of 2,067,627 shares at a total price of approximately $70.5 million.  As of March 31, 2019, the Company is authorized per all repurchase programs to purchase approximately $6.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $65 million available in overnight federal fund lines, including $30 million from First Tennessee Bank, N.A., $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2019, First Mid Bank met these regulatory requirements.

•
First Mid Bank can, and Soy Capital Bank (prior to its merger into First Mid Bank) could, borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2019, the excess collateral at the FHLB would support approximately $450.2 million of additional advances for First Mid Bank and Soy Capital Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2019, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 12, 2019 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2019 and 2018 and December 31, 2018.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$660,638	$383,457	$238,929	$35,254	$2,998
Debt	30,930	—	—	—	30,930
Other borrowings	277,760	222,760	50,000	5,000	—
Operating leases	15,896	3,025	4,760	3,095	5,016
Supplemental retirement	516	85	100	100	231
	$985,740	$609,327	$293,789	$43,449	$39,175

For the three months ended March 31, 2019, net cash of $17.4 million, $21.7 million, and $52.0 million was provided from operating activities, financing activities, and investing activities, respectively. In total, cash and cash equivalents increased by $91.2 million since year-end 2018.

Off-Balance Sheet Arrangements

First Mid Bank enters, and Soy Capital Bank had entered, into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets.  The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Unused commitments and lines of credit:
Commercial real estate	$129,171	$102,015
Commercial operating	306,107	298,657
Home equity	51,272	43,026
Other	103,804	110,226
Total	$590,354	$553,924
Standby letters of credit	$10,150	$10,183

The increase in 2019 is primarily due to the acquisition of First Bank and SCB. Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days.  Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement.  Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2018.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	0	$0.00	0	$6,238,000
February 1, 2019 - February 28, 2019	0	$0.00	0	$6,238,000
March 1, 2019 - March 31, 2019	0	$0.00	0	$6,238,000
Total	0	$0.00	0	$6,238,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
3.1	Amendment to Restated Certificate of Incorporation dated April 25, 2019 (incorporated by reference to First Mid Bancshares, Inc.'s current report on Form 8-K filed with the SEC on April 26, 2019)

3.2	Restated Certificate of Incorporation dated April 25, 2019 (incorporated by reference to First Mid Bancshares, Inc.'s current report on Form 8-K filed with the SEC on April 26, 2019)

3.3
Amended and Restated By-laws of First Mid Bancshares, Inc., as amended dated April 25, 2019 (incorporated by reference to First Mid Bancshares, Inc.'s current report on Form 8-K filed with the SEC on April 26, 2019)

10.1
Sixth Amended and Restated Credit Agreement by and between First Mid-Illinois Bancshares, Inc. and The Northern Trust Company, dated as of April 12, 2019 (incorporated by reference to First Mid Bancshares, Inc.'s current report on Form 8-K filed with the SEC on April 15, 2019)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date:  May 7, 2019
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer