Form 10-Q
period 2019-06-30
FIRST MID BANCSHARES, INC.
filed 2019-08-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or
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

As of August 5, 2019, 16,696,292 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks:
Non-interest bearing	$101,027	$63,593
Interest bearing	66,470	77,142
Federal funds sold	919	665
Cash and cash equivalents	168,416	141,400
Certificates of deposit investments	6,585	7,569
Investment securities:
Available-for-sale, at fair value	757,690	692,274
Held-to-maturity, at amortized cost (estimated fair value of $69,441 and $67,909 at June 30, 2019 and December 31, 2018, respectively)	69,488	69,436
Loans held for sale	1,717	1,508
Loans	2,544,826	2,643,011
Less allowance for loan losses	(26,359)	(26,189)
Net loans	2,518,467	2,616,822
Interest receivable	15,650	16,881
Other real estate owned	3,569	2,534
Premises and equipment, net	59,898	59,117
Goodwill, net	104,975	105,277
Intangible assets, net	30,787	33,820
Bank owned life insurance	66,347	65,484
Right of use lease assets	12,805	—
Other assets	26,447	27,612
Total assets	$3,842,841	$3,839,734
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$603,823	$575,784
Interest bearing	2,408,667	2,412,902
Total deposits	3,012,490	2,988,686
Securities sold under agreements to repurchase	152,264	192,330
Interest payable	2,416	1,758
FHLB borrowings	95,826	119,745
Other borrowings	—	7,724
Junior subordinated debentures	29,084	29,000
Lease liabilities	12,815	—
Other liabilities	28,988	24,627
Total liabilities	3,333,883	3,363,870
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,268,693 and 17,219,012 shares in 2019 and 2018, respectively	71,075	70,876
Additional paid-in capital	295,415	293,937
Retained earnings	149,688	131,392
Deferred compensation	2,323	2,761
Accumulated other comprehensive income (loss)	7,216	(6,473)
Less treasury stock at cost, 574,377 shares in 2019 and 2018	(16,759)	(16,629)
Total stockholders’ equity	508,958	475,864
Total liabilities and stockholders’ equity	$3,842,841	$3,839,734
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$31,539	$25,362	$63,643	$46,369
Interest on investment securities	5,436	4,679	10,645	8,760
Interest on certificates of deposit investments	37	12	75	21
Interest on federal funds sold	4	1	7	2
Interest on deposits with other financial institutions	555	77	1,252	137
Total interest income	37,571	30,131	75,622	55,289
Interest expense:
Interest on deposits	4,940	1,670	9,318	2,932
Interest on securities sold under agreements to repurchase	215	65	475	124
Interest on FHLB borrowings	696	475	1,419	750
Interest on other borrowings	1	118	1	226
Interest on subordinated debentures	406	349	844	608
Total interest expense	6,258	2,677	12,057	4,640
Net interest income	31,313	27,454	63,565	50,649
Provision for loan losses	91	1,877	1,038	2,932
Net interest income after provision for loan losses	31,222	25,577	62,527	47,717
Other income:
Wealth management revenues	3,587	1,599	7,232	3,341
Insurance commissions	3,760	838	9,315	2,325
Service charges	1,959	1,803	3,761	3,438
Securities gains, net	218	881	272	901
Mortgage banking revenue, net	346	410	585	571
ATM / debit card revenue	2,202	1,860	4,218	3,464
Bank owned life insurance	447	315	877	591
Other	1,069	655	1,967	1,217
Total other income	13,588	8,361	28,227	15,848
Other expense:
Salaries and employee benefits	15,565	11,057	32,139	21,251
Net occupancy and equipment expense	4,543	3,505	8,998	6,778
Net other real estate owned expense	188	7	241	83
FDIC insurance	197	285	476	566
Amortization of intangible assets	1,823	716	3,179	1,221
Stationery and supplies	264	186	551	397
Legal and professional	1,304	1,717	2,498	2,854
Marketing and donations	481	431	935	785
Other	5,822	2,892	9,480	5,235
Total other expense	30,187	20,796	58,497	39,170
Income before income taxes	14,623	13,142	32,257	24,395
Income taxes	3,642	3,105	7,960	5,968
Net income	$10,981	$10,037	$24,297	$18,427
Per share data:
Basic net income per common share available to common stockholders	$0.66	$0.72	$1.46	$1.38
Diluted net income per common share available to common stockholders	0.66	0.72	1.45	1.38
Cash dividends declared per common share	0.36	0.34	0.36	0.34

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$10,981	$10,037	$24,297	$18,427
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(2,531) and $64 for three months ended June 30, 2019 and 2018, respectively and $(5,653) and $2,605 for six months ended June 30, 2019 and 2018, respectively.	6,195	(150)	13,841	(6,370)
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) for both three months ended June 30, 2019 and 2018 and $(17) for both six months ended June 30, 2019 and 2018.	21	21	41	40
Less: reclassification adjustment for realized gains included in net income, net of taxes of $63 and $255 for three months ended June 30, 2019 and 2018, respectively and $79 and $261 for six months ended June 30, 2019 and 2018, respectively.	(155)	(626)	(193)	(640)
Other comprehensive income (loss), net of taxes	6,061	(755)	13,689	(6,970)
Comprehensive income	$17,042	$9,282	$37,986	$11,457

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended June 30, 2019 and 2018
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
(in thousands)			Retained Earnings			Treasury Stock
							Total
March 31, 2019	$71,006	$294,837	$144,708	$2,074	$1,155	$(16,628)	$497,152
Net income	—	—	10,981	—	—	—	10,981
Other comprehensive income, net of tax	—	—	—	—	6,061	—	6,061
Cash dividends on common stock (.36/share)	—	—	(6,001)	—	—	—	(6,001)
Issuance of 13,475 common shares pursuant to Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 7,398 common shares pursuant to Deferred Compensation Plan	7	47	—	—	—	—	54
Issuance of 2,858 common shares pursuant to the Employee Stock Purchase Plan	8	56	—	—	—	—	64
Deferred Compensation	—	—	—	131	—	(131)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Vested restricted shares/units compensation expense	—	—	—	118	—	—	118
June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958

March 31, 2018	$54,993	$165,012	$113,073	$2,195	$(8,519)	$(16,167)	$310,587
Net income	—	—	10,037	—	—	—	10,037
Other comprehensive loss, net of tax	—	—	—	—	(755)	—	(755)
Cash dividends on common stock (.34/share)	—	—	(4,389)	—	—	—	(4,389)
Issuance of 14,626 common shares pursuant to Dividend Reinvestment Plan	59	474	—	—	—	—	533
Issuance of 5,342 common shares pursuant to Deferred Compensation Plan	6	48	—	—	—	—	54
Issuance of 2,500 common shares pursuant to the exercise of stock options	10	48	—	—	—	—	58
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,710	—	—	—	—	61,286
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,197	—	—	—	—	33,986
Purchase of 2,588 shares of treasury stock	—	—	—	—	—	(95)	(95)
Deferred Compensation	—	—	—	128	—	(128)	—
Tax benefit related to deferred compensation distributions	—	(56)	—	—	—	—	(56)
Vested restricted shares/units compensation expense	—	—	—	80	—	—	80
June 30, 2018	$65,433	$250,433	$118,721	$2,403	$(9,274)	$(16,390)	$411,326

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the six months ended June 30, 2019 and 2018
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
(in thousands)			Retained Earnings			Treasury Stock
							Total
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	24,297	—	—	—	24,297
Other comprehensive income, net of tax	—	—	—	—	13,689	—	13,689
Cash dividends on common stock (.36/share)	—	—	(6,001)	—	—	—	(6,001)
Issuance of 13,475 common shares pursuant to Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 7,398 common shares pursuant to Deferred Compensation Plan	30	218	—	—	—	—	248
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 2,858 common shares pursuant to the Employee Stock Purchase Plan	11	77	—	—	—	—	88
Deferred Compensation	—	—	—	130	—	(130)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	246	—	—	246
June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958

December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	18,427	—	—	—	18,427
Other comprehensive loss, net of tax	—	—	—	—	(6,970)	—	(6,970)
Cash dividends on common stock (.34/share)	—	—	(4,389)	—	—	—	(4,389)
Issuance of 14,626 common shares pursuant to Dividend Reinvestment Plan	59	474	—	—	—	—	533
Issuance of 5,342 common shares pursuant to Deferred Compensation Plan	21	183	—	—	—	—	204
Issuance of 13,250 restricted shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Issuance of 2,500 common shares pursuant to the exercise of stock options	10	48	—	—	—	—	58
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,710	—	—	—	—	61,286
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,197	—	—	—	—	33,986
Purchase of 2,588 shares of treasury stock	—	—	—	—	—	(95)	(95)
Deferred Compensation	—	—	—	(188)	—	188	—
Tax benefit related to deferred compensation distributions	—	161	—	—	—	—	161
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	594	—	(1,109)	—	—	(515)
Vested restricted shares/units compensation expense	—	—	—	160	—	—	160
June 30, 2018	$65,433	$250,433	$118,721	$2,403	$(9,274)	$(16,390)	$411,326

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$24,297	$18,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,038	2,932
Depreciation, amortization and accretion, net	5,435	3,478
Change in cash surrender value of bank owned life insurance	(877)	(591)
Stock-based compensation expense	264	160
Operating lease payments	(1,340)	—
Gains on investment securities, net	(272)	(901)
Loss on sales of repossessed assets, net	63	11
Loss on write down of premises and equipment	—	1
Gains on sale of loans held for sale, net	(508)	(462)
Decrease in accrued interest receivable	1,231	549
Increase in accrued interest payable	823	216
Origination of loans held for sale	(28,750)	(27,596)
Proceeds from sale of loans held for sale	29,049	26,629
Decrease in other assets	1,658	1,435
Decrease in other liabilities	(141)	(6,242)
Net cash provided by operating activities	31,970	18,046
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	984	—
Proceeds from sales of securities available-for-sale	20,052	13,152
Proceeds from maturities of securities available-for-sale	42,222	25,950
Purchases of securities available-for-sale	(108,684)	(28,260)
Net decrease (increase) in loans	95,687	(73,973)
Purchases of premises and equipment	(2,543)	(753)
Proceeds from sales of other real property owned	508	1,040
Net cash provided by acquisition	—	10,323
Net cash provided by (used in) investing activities	48,226	(52,521)
Cash flows from financing activities:
Net increase in deposits	23,804	10,601
Decrease in repurchase agreements	(40,066)	(13,726)
Proceeds from FHLB advances	—	15,000
Repayment of FHLB advances	(24,000)	(10,000)
Repayment of long-term debt	(7,724)	(938)
Proceeds from issuance of common stock	334	36,263
Direct expenses related to capital transactions	—	(2,078)
Purchase of treasury stock	—	(95)
Dividends paid on common stock	(5,528)	(3,856)
Net cash (used in) provided by financing activities	(53,180)	31,171
Increase (decrease) in cash and cash equivalents	27,016	(3,304)
Cash and cash equivalents at beginning of period	141,400	88,879
Cash and cash equivalents at end of period	$168,416	$85,575

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,399	$4,097
Income taxes	6,987	5,020
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,630	214
Initial recognition of right-of-use assets	14,116	—
Initial recognition of lease liabilities	14,116	—
Dividends reinvested in common stock	473	533
Net tax benefit related to option and deferred compensation plans	56	161
Supplemental disclosure of purchase of capital stock of First Bank
Fair value of assets acquired	—	501,285
Consideration paid:
Cash paid	—	10,275
Common stock issued	—	61,350
Total consideration paid	—	71,625
Fair value of liabilities assumed	$—	$429,660

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”) and First Mid Insurance Group, Inc. (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2019 and 2018, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2019 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019. The Company operates as a one-segment entity for financial reporting purposes.

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

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the six months ended June 30, 2019, the company sold no shares of common stock under the program. As of June 30, 2019, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 10,500 and 13,250 shares of restricted stock during 2019 and 2018, respectively and 15,540 and 28,700 restricted stock units during 2019 and 2018, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.  As of June 30, 2019, 2,858 shares were issued pursuant to the ESPP.

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

Trust revenues. The Company generates fee income from providing fiduciary services through its subsidiary, First Mid Wealth Management Company. Fees are billed in arrears based upon the preceding period account balance. Revenue from the farm management department is recorded when service is complete, for example when crops are sold.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
June 30, 2019
Net unrealized gains on securities available-for-sale	$10,272
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(109)
Tax expense	(2,947)
Balance at June 30, 2019	$7,216

December 31, 2018
Net unrealized losses on securities available-for-sale	$(8,951)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(166)
Tax benefit	2,644
Balance at December 31, 2018	$(6,473)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Realized gains on available-for-sale securities	$218	$881	$272	$901	Securities gains, net
					(Total reclassified amount before tax)
	(63)	(255)	(79)	(261)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$155	$626	$193	$640	Net reclassified amount

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

Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements. The committee has assigned roles and responsibilities, key tasks to complete, and has established a general timeline for implementation. The Company engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13. The committee is currently focusing on data and model validation and expects to begin parallel processing with the existing allowance for loan losses model during the third quarter of 2019. Once the parallel processing is in place, the committee will focus on evaluating the analysis output and refining the model assumptions.The committee is still evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements. In addition, the committee is contemplating required changes to current accounting policies, developing procedures and related controls, and determining required reporting disclosures.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month period ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$10,981,000	$10,037,000	$24,297,000	$18,427,000
Weighted average common shares outstanding	16,683,194	13,956,674	16,674,646	13,317,395
Basic earnings per common share	$0.66	$0.72	$1.46	$1.38

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$10,981,000	$10,037,000	$24,297,000	$18,427,000
Weighted average common shares outstanding	16,683,194	13,956,674	16,674,646	13,317,395
Dilutive potential common shares:
Assumed conversion of stock options	—	4,124	—	4,053
Restricted stock awarded	34,780	13,250	34,780	13,250
Dilutive potential common shares	34,780	17,374	34,780	17,303
Diluted weighted average common shares outstanding	16,717,974	13,974,048	16,709,426	13,334,698
Diluted earnings per common share	$0.66	$0.72	$1.45	$1.38

There were no shares not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2019 and 2018 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$192,035	$1,585	$(196)	$193,424
Obligations of states and political subdivisions	181,353	4,946	(70)	186,229
Mortgage-backed securities: GSE residential	370,752	4,505	(611)	374,646
Other securities	3,278	113	—	3,391
Total available-for-sale	$747,418	$11,149	$(877)	$757,690
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,488	$90	$(137)	$69,441

December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$201,380	$504	$(3,235)	$198,649
Obligations of states and political subdivisions	193,195	1,224	(1,840)	192,579
Mortgage-backed securities: GSE residential	304,372	486	(6,186)	298,672
Other securities	2,278	96	—	2,374
Total available-for-sale	$701,225	$2,310	$(11,261)	$692,274
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,436	$—	$(1,527)	$67,909

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross gains	$230	$921	$314	$941
Gross losses	(12)	(40)	(42)	(40)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2019 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$154,270	$39,154	$—	$—	$193,424
Obligations of state and political subdivisions	26,788	79,451	79,012	978	186,229
Mortgage-backed securities: GSE residential	1,936	283,263	89,447	—	374,646
Other securities	2,007	1,000	—	384	3,391
Total available-for-sale investments	$185,001	$402,868	$168,459	$1,362	$757,690
Weighted average yield	2.65%	2.82%	2.91%	3.07%	2.80%
Full tax-equivalent yield	2.80%	3.04%	3.45%	4.07%	3.07%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$54,521	$14,967	$—	$—	$69,488
Weighted average yield	1.80%	2.24%	—%	—%	1.90%
Full tax-equivalent yield	1.80%	2.24%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2019.

Investment securities carried at approximately $652 million and $628 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,492	$(7)	$34,340	$(189)	$36,832	$(196)
Obligations of states and political subdivisions	—	—	13,143	(70)	13,143	(70)
Mortgage-backed securities: GSE residential	1,039	(2)	58,297	(609)	59,336	(611)
Total	$3,531	$(9)	$105,780	$(868)	$109,311	$(877)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$39,428	$(137)	$39,428	$(137)
December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,095	$(148)	$105,549	$(3,087)	$121,644	$(3,235)
Obligations of states and political subdivisions	38,782	(450)	42,741	(1,390)	81,523	(1,840)
Mortgage-backed securities: GSE residential	81,435	(1,150)	171,321	(5,036)	252,756	(6,186)
Total	$136,312	$(1,748)	$319,611	$(9,513)	$455,923	$(11,261)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,683	$(147)	$48,226	$(1,380)	$67,909	$(1,527)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2019 there were eight available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $34,340,000 and unrealized losses of $189,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were twenty-three available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $105,549,000 and unrealized losses of $3,087,000 in a continuous unrealized loss position for twelve months or more. At June 30, 2019, there were seven held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $39,428,000 and unrealized losses of $137,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were nine held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,226,000 and unrealized losses of $1,380,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2019, there were twenty-five obligations of states and political subdivisions with a fair value of $13,143,000 and unrealized losses of $70,000 in a continuous loss position for twelve months or more. At December 31, 2018, there were eighty-four obligations of states and political subdivisions with a fair value of $42,741,000 and unrealized losses of $1,390,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2019, there were twenty-nine mortgage-backed securities with a fair value of $58,297,000 and unrealized losses of $609,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were sixty-nine mortgage-backed securities with a fair value of $171,321,000 and unrealized losses of $5,036,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2019 represents other than temporary impairment ("OTTI"). However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment. Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets.

If the Company determined that a given pooled trust preferred security position would be subject to a write-down or loss, the Company would record the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 (in thousands).

Accumulated Credit Losses
	June 30, 2019	June 30, 2018
Credit losses on trust preferred securities held
Beginning of period	$—	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	(1,111)
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$—	$—

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in recovery of all of the book value of the security. The net proceeds exceeded the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2019 and December 31, 2018 follows (in thousands):

	June 30, 2019	December 31, 2018
Construction and land development	$57,410	$51,013
Agricultural real estate	230,421	232,409
1-4 Family residential properties	355,922	374,751
Multifamily residential properties	169,370	186,393
Commercial real estate	892,269	911,656
Loans secured by real estate	1,705,392	1,756,222
Agricultural loans	118,150	136,125
Commercial and industrial loans	530,749	559,120
Consumer loans	85,630	92,744
All other loans	114,792	113,925
Total Gross loans	2,554,713	2,658,136
Less: Loans held for sale	1,717	1,508
	2,552,996	2,656,628
Less:
Net deferred loan fees, premiums and discounts	8,170	13,617
Allowance for loan losses	26,359	26,189
Net loans	$2,518,467	$2,616,822

Net loans decreased $98.4 million as of June 30, 2019 compared to December 31, 2018. The primary reason for the decrease was due to seasonal paydowns in agriculture operating loans and declines in 1-4 Family residential properties, Multifamily residential properties, and commercial and industrial loans due to higher payoffs of acquired loans. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At June 30, 2019, the Company’s loan portfolio included $348.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $264.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $19.9 million from $368.5 million at December 31, 2018 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $12.0 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $127.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $235.0 million of loans to lessors of non-residential buildings, $288.4 million of loans to lessors of residential buildings and dwellings, and $90.1 million of loans to other gambling industries.

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

Due to weakened economic conditions during historical years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses.

The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses.  However, on an on-going basis the Company continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2019
Allowance for loan losses:
Balance, beginning of period	$21,947	$2,412	$1,341	$1,004	$—	26,704
Provision charged to expense	(1,042)	545	370	218	—	91
Losses charged off	(258)	—	(67)	(217)	—	(542)
Recoveries	16	—	5	85	—	106
Balance, end of period	$20,663	$2,957	$1,649	$1,090	$—	$26,359
Ending balance:
Individually evaluated for impairment	$981	$—	$504	$2	$—	1,487
Collectively evaluated for impairment	$18,899	$2,957	$1,138	$1,088	$—	$24,082
Acquired with deteriorated credit quality	$783	$—	$7	$—	$—	$790

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2018
Allowance for loan losses:
Balance, beginning of period	$17,368	$1,581	$961	$861	$—	$20,771
Provision charged to expense	1,334	319	92	132	—	1,877
Losses charged off	(536)	—	(55)	(128)	—	(719)
Recoveries	—	—	53	63	—	116
Balance, end of period	$18,166	$1,900	$1,051	$928	$—	$22,045
Ending balance:
Individually evaluated for impairment	$493	$30	$19	$—	$—	$542
Collectively evaluated for impairment	17,673	1,870	1,032	928	—	21,503
Acquired with deteriorated credit quality	—	—	—	—	—	—
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2019
Allowance for loan losses:
Balance, beginning of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Provision charged to expense	(458)	781	254	461	—	1,038
Losses charged off	(473)	(30)	(119)	(488)	—	(1,110)
Recoveries	38	9	10	185	—	242
Balance, end of period	$20,663	$2,957	$1,649	$1,090	$—	$26,359
Ending balance:
Individually evaluated for impairment	$981	$—	$504	$2	$—	$1,487
Collectively evaluated for impairment	18,899	2,957	1,138	1,088	—	24,082
Acquired with deteriorated credit quality	783	—	7	—	—	790
Loans:
Individually evaluated for impairment	$11,253	$103	$3,186	$166	$—	$14,708
Collectively evaluated for impairment	1,717,655	347,611	365,253	92,326	—	2,522,845
Acquired with deteriorated credit quality	7,186	—	1,804	—	—	8,990
Ending balance	$1,736,094	$347,714	$370,243	$92,492	$—	$2,546,543

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	2,270	158	269	235	—	2,932
Losses charged off	(773)	—	(158)	(264)	—	(1,195)
Recoveries	123	—	54	154	—	331
Balance, end of period	$18,166	$1,900	$1,051	$928	$—	$22,045
Ending balance:
Individually evaluated for impairment	$493	$30	$19	$—	$—	$542
Collectively evaluated for impairment	17,673	1,870	1,032	928	—	21,503
Acquired with deteriorated credit quality	—	—	—	—	—	—
Loans:
Individually evaluated for impairment	$12,163	$150	$2,743	$153	$—	$15,209
Collectively evaluated for impairment	1,593,116	294,768	383,791	73,773	—	2,345,448
Acquired with deteriorated credit quality	12,300	238	3,482	6	—	16,026
Ending balance	$1,617,579	$295,156	$390,016	$73,932	$—	$2,376,683
Year ended December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	6,070	548	1,447	602	—	8,667
Losses charged off	(1,227)	(93)	(886)	(787)	—	(2,993)
Recoveries	167	—	57	314	—	538
Balance, end of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Ending balance:
Individually evaluated for impairment	$1,816	$—	$225	$3	$—	$2,044
Collectively evaluated for impairment	18,514	2,197	1,270	929	—	22,910
Acquired with deteriorated credit quality	1,226	—	9	—	—	1,235
Loans:
Individually evaluated for impairment	$14,422	$32	$2,360	$166	$—	$16,980
Collectively evaluated for impairment	1,756,908	367,175	387,961	99,872	—	2,611,916
Acquired with deteriorated credit quality	13,411	4	2,205	3	—	15,623
Ending balance	$1,784,741	$367,211	$392,526	$100,041	$—	$2,644,519

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2019 and December 31, 2018 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$56,274	$49,794	$217,643	$221,047	$334,059	$352,583	$150,014	$163,845
Special Mention	459	471	10,481	7,805	5,518	5,526	7,792	8,144
Substandard	336	354	1,800	2,848	15,566	15,409	9,903	12,062
Doubtful	—	—	—	—	—	—	—	—
Total	$57,069	$50,619	$229,924	$231,700	$355,143	$373,518	$167,709	$184,051

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$849,840	$861,086	$108,270	$127,863	$514,790	$535,186	$83,485	$90,133
Special Mention	12,665	16,035	4,964	7,581	6,055	9,967	145	177
Substandard	26,206	29,729	4,982	433	9,560	11,858	1,277	1,206
Doubtful	—	—	—	—	—	—	—	—
Total	$888,711	$906,850	$118,216	$135,877	$530,405	$557,011	$84,907	$91,516

	All Other Loans		Total Loans
	2019	2018	2019	2018
Pass	$111,827	$110,352	$2,426,202	$2,511,889
Special Mention	2,632	3,010	50,711	58,716
Substandard	—	15	69,630	73,914
Doubtful	—	—	—	—
Total	$114,459	$113,377	$2,546,543	$2,644,519

The following table presents the Company’s loan portfolio aging analysis at June 30, 2019 and December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2019
Construction and land development	$482	$—	$—	$482	$56,587	$57,069	$—
Agricultural real estate	—	205	47	252	229,672	229,924	—
1-4 Family residential properties	4,916	1,860	4,459	11,235	343,908	355,143	—
Multifamily residential properties	3,604	—	1,748	5,352	162,357	167,709	—
Commercial real estate	2,021	361	4,245	6,627	882,084	888,711	—
Loans secured by real estate	11,023	2,426	10,499	23,948	1,674,608	1,698,556	—
Agricultural loans	903	—	70	973	117,243	118,216	—
Commercial and industrial loans	522	307	3,446	4,275	526,130	530,405	—
Consumer loans	584	218	276	1,078	83,829	84,907	—
All other loans	—	—	—	—	114,459	114,459	—
Total loans	$13,032	$2,951	$14,291	$30,274	$2,516,269	$2,546,543	$—
December 31, 2018
Construction and land development	$460	$43	$—	$503	$50,116	$50,619	$—
Agricultural real estate	—	804	—	804	230,896	231,700	—
1-4 Family residential properties	3,347	3,051	4,080	10,478	363,040	373,518	—
Multifamily residential properties	1,149	—	1,955	3,104	180,947	184,051	—
Commercial real estate	1,349	89	4,058	5,496	901,354	906,850	—
Loans secured by real estate	6,305	3,987	10,093	20,385	1,726,353	1,746,738	—
Agricultural loans	63	—	20	83	135,794	135,877	—
Commercial and industrial loans	1,417	10	3,902	5,329	551,682	557,011	—
Consumer loans	888	356	299	1,543	89,973	91,516	—
All other loans	697	—	—	697	112,680	113,377	—
Total loans	$9,370	$4,353	$14,314	$28,037	$2,616,482	$2,644,519	$—

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

The following tables present impaired loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$270	$270	$—	$2,559	$2,559	$14
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	4,990	5,061	511	4,565	4,952	234
Multifamily residential properties	2,567	2,567	—	4,465	4,465	—
Commercial real estate	9,687	10,070	1,180	12,517	12,804	1,553
Loans secured by real estate	17,514	17,968	1,691	24,106	24,780	1,801
Agricultural loans	104	688	—	36	504	—
Commercial and industrial loans	5,914	6,236	584	8,292	8,723	1,475
Consumer loans	166	166	2	169	171	3
Total loans	$23,698	$25,058	$2,277	$32,603	$34,178	$3,279
Loans without a specific allowance:
Construction and land development	$46	$46	$—	$48	$48	$—
Agricultural real estate	291	291	—	309	309	—
1-4 Family residential properties	3,893	4,108	—	3,680	4,769	—
Multifamily residential properties	130	130	—	7,597	7,597	—
Commercial real estate	1,538	1,394	—	983	1,201	—
Loans secured by real estate	5,898	5,969	—	12,617	13,924	—
Agricultural loans	734	150	—	631	163	—
Commercial and industrial loans	741	2,310	—	1,660	2,027	—
Consumer loans	534	731	—	471	1,006	—
All other loans	—	—	—	6	6	—
Total loans	$7,907	$9,160	$—	$15,385	$17,126	$—
Total loans:
Construction and land development	$316	$316	$—	$2,607	$2,607	$14
Agricultural real estate	291	291	—	309	309	—
1-4 Family residential properties	8,883	9,169	511	8,245	9,721	234
Multifamily residential properties	2,697	2,697	—	12,062	12,062	—
Commercial real estate	11,225	11,464	1,180	13,500	14,005	1,553
Loans secured by real estate	23,412	23,937	1,691	36,723	38,704	1,801
Agricultural loans	838	838	—	667	667	—
Commercial and industrial loans	6,655	8,546	584	9,952	10,750	1,475
Consumer loans	700	897	2	640	1,177	3
All other loans	—	—	—	6	6	—
Total loans	$31,605	$34,218	$2,277	$47,988	$51,304	$3,279

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	For the three months ended
	June 30, 2019		June 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$629	$8	$44	$—
Agricultural real estate	956	—	235	—
1-4 Family residential properties	9,543	26	6,719	22
Multifamily residential properties	4,522	32	301	—
Commercial real estate	14,414	82	8,675	3
Loans secured by real estate	30,064	148	15,974	25
Agricultural loans	823	1	1,109	—
Commercial and industrial loans	9,929	1	7,672	—
Consumer loans	742	—	329	—
All other loans	—	—	21	—
Total loans	$41,558	$150	$25,105	$25

	For the six months ended
	June 30, 2019		June 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$632	$16	$44	$—
Agricultural real estate	957	—	235	—
1-4 Family residential properties	9,973	51	6,777	28
Multifamily residential properties	4,804	61	302	—
Commercial real estate	14,844	160	8,680	6
Loans secured by real estate	31,210	288	16,038	34
Agricultural loans	773	1	1,061	—
Commercial and industrial loans	10,059	2	7,892	2
Consumer loans	781	—	349	—
All other loans	—	—	21	—
Total loans	$42,823	$291	$25,361	$36

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at June 30, 2019 stated above that were still accruing was $1,595,000 of 1-4 Family residential properties, $1,050,000 of commercial real estate, $70,000 of commercial and industrial, $59,000 of agricultural loans, and $5,000 of consumer. The balance of loans modified in a troubled debt restructurings at June 30, 2018 included in the impaired loans stated above that were still accruing was $2,396,000 of 1-4 family residential properties and $683,000 consumer loans. For the six months ended June 30, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as of June 30, 2019 and December 31, 2018 (in thousands). This table excludes performing troubled debt restructurings and purchased impaired loans.

	June 30, 2019	December 31, 2018
Construction and land development	$46	$377
Agricultural real estate	291	309
1-4 Family residential properties	7,150	5,762
Multifamily residential properties	1,574	2,105
Commercial real estate	5,876	8,457
Loans secured by real estate	14,937	17,010
Agricultural loans	778	667
Commercial and industrial loans	6,584	8,990
Consumer loans	695	625
All other loans	—	6
Total loans	$22,994	$27,298

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,335,000 and $758,000 for the six months ended June 30, 2019 and 2018, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations with First Clover Leaf Bank during the third quarter of 2016, First Bank & Trust during the second quarter of 2018, and SCB during the fourth quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf Bank acquisition. The amount of these loans at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Construction and land development	$270	$2,558
Agricultural real estate	—	—
1-4 Family residential properties	1,804	2,206
Multifamily residential properties	2,294	3,891
Commercial real estate	4,622	6,946
Loans secured by real estate	8,990	15,601
Agricultural loans	—	4
Commercial and industrial loans	—	15
Consumer loans	—	3
Carrying amount	8,990	15,623
Allowance for loan losses	(790)	(1,235)
Carrying amount, net of allowance	$8,200	$14,388

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of June 30, 2019, there were five loans with a change in expected cash flows and as a result, approximately $790,000 of provision was recorded net of approximately $697,000 of provision reversed. As of December 31, 2018, subsequent changes in expected cash flows resulted in approximately $1,235,000 of provision recorded and approximately $65,000 of provision reversed.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2019 and December 31, 2018 was $7.6 million and $10.0 million, respectively.  There was $834,000 and $1,418,000 in specific reserves established with respect to these loans as of June 30, 2019 and December 31, 2018, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2019 and December 31, 2018 (in thousands).

Troubled debt restructurings:	June 30, 2019	December 31, 2018
1-4 Family residential properties	$2,207	$2,472
Commercial real estate	2,505	1,706
Loans secured by real estate	4,712	4,178
Agricultural loans	688	499
Commercial and industrial loans	2,029	5,112
Consumer loans	166	167
Total	$7,595	$9,956
Performing troubled debt restructurings:
1-4 Family residential properties	$1,595	$1,769
Commercial real estate	1,050	676
Loans secured by real estate	2,645	2,445
Agricultural Loans	59	—
Commercial and industrial loans	70	—
Consumer loans	5	6
Total	$2,779	$2,451

The following table presents loans modified as TDRs during the six months ended June 30, 2019 and 2018, as a result of various modified loan factors (in thousands):

	June 30, 2019			June 30, 2018
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	1	$46	(b)(c)	1	$161	(b)
Commercial real estate	3	1,533	(b)(c)(d)	—	—
Loans secured by real estate	4	1,579		1	161
Agricultural loans	1	59	(b)	—	—
Commercial and industrial loans	2	70	(b)(c)(d)
Consumer Loans	1	12	(c)	—	—
Total	8	$1,720		1	$161

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2019. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2018.

The balance of real estate owned includes $3,569,000 and $2,534,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2019 and December 31, 2018, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $2,063,000 and $425,000 at June 30, 2019 and December 31, 2018, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,735	$3,760	$109,037	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	15,950	32,355	14,017
Other intangibles	16,029	3,283	16,029	2,648
	$160,134	$26,008	$160,436	$23,440

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

Goodwill of $18.6 million was provisionally recorded for the acquisition and merger of SCB during the fourth quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. Goodwill was subsequently adjusted to $18.3 million to reflect proper valuation of financial assets and liabilities. The Company expects this goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of SCB and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$21,677
Purchase accounting adjustments:
Fair value of securities	$41
Fair value of loans, net	3,377
Fair value of OREO	345
Fair value of premises and equipment	(953)
Fair value of time deposits	(343)
Fair value of FHLB advances	(29)
Core deposit intangible	(7,269)
Customer list intangible	(12,298)
Other assets and other liabilities, net	13,786
		(3,343)
Resulting goodwill from acquisition		$18,334

During 2018, as part of the First Bank and SCB acquisitions, the Company acquired mortgage servicing rights valued at $1,558,000. There have been no mortgage servicing rights added during 2019. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2019, June 30, 2018 and December 31, 2018 (in thousands):

	June 30, 2019	June 30, 2018	December 31, 2018
Beginning Balance	$2,101	$844	$844
Mortgage servicing rights acquired during period	—	425	1,558
Mortgage servicing rights capitalized	—	7	7
Valuation reserve	(439)	—	—
Mortgage servicing rights amortized	(172)	(119)	(308)
I/O Strip	146	—	—
Ending Balance	$1,636	$1,157	$2,101

Total amortization expense for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Core deposit intangibles	953	591	$1,933	$1,011
Customer list intangibles	317	45	635	91
Mortgage servicing rights	553	80	611	119
	$1,823	$716	$3,179	$1,221

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/19-06/30/19	$3,179
Estimated amortization expense:
For period 07/01/19-12/31/19	2,769
For year ended 12/31/20	4,836
For year ended 12/31/21	4,192
For year ended 12/31/22	3,826
For year ended 12/31/23	3,510
For year ended 12/31/24	2,910

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $152.3 million at June 30, 2019, a decrease of $40.0 million from $192.3 million at December 31, 2018. The decrease during the first six months of 2019 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.52%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2019	December 31, 2018
US Treasury securities and obligations of U.S. government corporations & agencies	$100,099	$130,893
Mortgage-backed securities: GSE: residential	52,165	61,437
Total	$152,264	$192,330

FHLB borrowings were $96 million and $120 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 the advances were as follows:

•	$10 million advance with a 11-month maturity at 2.81%, due August 30, 2019

•	$5 million advance with a 15-month maturity, at 2.63%, due September 27, 2019

•	$2 million advance with a 5-year maturity, at 1.89%, due October 17, 2019

•	$10 million advance with a 14-month maturity at 2.88%, due November 29, 2019

•	$5 million advance with a 1.5-year maturity, at 2.67%, due December 27, 2019

•	$4 million advance with a 3-year maturity at 2.40%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

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

Derivatives. The fair value of derivatives is based on models using observable market data as of the measurement date and are therefore classified in Level 2 of the valuation hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$193,424	$—	$193,424	$—
Obligations of states and political subdivisions	186,229	—	185,259	970
Mortgage-backed securities	374,646	—	374,646	—
Other securities	3,391	190	3,201	—
Total available-for-sale securities	$757,690	$190	$756,530	$970
Derivative liability:
Interest rate swap	$293	$—	$293	$—

December 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,649	$—	$198,649	$—
Obligations of states and political subdivisions	192,579	—	191,612	967
Mortgage-backed securities	298,672	—	298,672	—
Other securities	2,374	364	2,010	—
Total available-for-sale securities	$692,274	$364	$690,943	$967

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018 is summarized as follows (in thousands):

Trust Preferred Securities
	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$—	$2,522	$—	$2,548
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	18
Purchases, issuances, sales and settlements:			—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(2,522)	—	(2,522)
Settlements	—	—	—	(44)
Ending balance	$—	$—	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Obligation of State and Political Subdivisions
	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$968	$—	$967	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:		—		—
Included in net income	2	—	3	—
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$970	$—	$970	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2019 was $12,305,000 and a fair value of $10,028,000 resulting in specific loss exposures of $2,277,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2019 was $3,569,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,479,000.

Mortgage Servicing Rights. As of June 30, 2019 , mortgage servicing rights had a carrying value of $2,075,000 and a fair value of $1,636,000 resulting in a valuation reserve of $439,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired loans (collateral dependent)	$10,028	$—	$—	$10,028
Foreclosed assets held for sale	1,479	—	—	1,479
Mortgage servicing rights	1,636	—	—	1,636
December 31, 2018
Impaired loans (collateral dependent)	$16,437	$—	$—	$16,437
Foreclosed assets held for sale	836	—	—	836

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at June 30, 2019 and December 31, 2018 (in thousands).

June 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$10,028	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	1,479	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
Mortgage servicing rights	1,636	Third party valuations	Discount to reflect realizable value	9.5%	-	12.5%	(9.7%	)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$16,437	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	836	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Cash and due from banks	$167,497	$167,497	$167,497	$—	$—
Federal funds sold	919	919	919	—	—
Certificates of deposit investments	6,585	6,585	—	6,585	—
Available-for-sale securities	757,690	757,690	190	756,530	970
Held-to-maturity securities	69,488	69,441	—	69,441	—
Loans held for sale	1,717	1,717	—	1,717	—
Loans net of allowance for loan losses	2,518,467	2,451,641	—	—	2,451,641
Interest receivable	15,650	15,650	—	15,650	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	2,995	2,995	—	2,995	—
Financial Liabilities
Deposits	$3,012,490	$3,018,325	$—	$2,360,683	$657,642
Securities sold under agreements to repurchase	152,264	152,257	—	152,257	—
Interest payable	2,416	2,416	—	2,416	—
Federal Home Loan Bank borrowings	95,826	96,503	—	96,503	—
Junior subordinated debentures	29,084	24,199	—	24,199	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and due from banks	$140,735	$140,735	$140,735	$—	$—
Federal funds sold	665	665	665	—	—
Certificates of deposit investments	7,569	7,569	—	7,569	—
Available-for-sale securities	692,274	692,274	364	690,943	967
Held-to-maturity securities	69,436	67,909	—	67,909	—
Loans held for sale	1,508	1,508	—	1,508	—
Loans net of allowance for loan losses	2,616,822	2,541,037	—	—	2,541,037
Interest receivable	16,881	16,881	—	16,881	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,095	3,095	—	3,095	—
Financial Liabilities
Deposits	$2,988,686	$2,991,177	$—	$2,396,917	$594,260
Securities sold under agreements to repurchase	192,330	192,179	—	192,179	—
Interest payable	1,758	1,758	—	1,758	—
Federal Home Loan Bank borrowings	119,745	119,704	—	119,704	—
Other borrowings	7,724	7,724	—	7,724	—
Junior subordinated debentures	29,000	24,418	—	24,418	—

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of November 15, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $18.3 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the SCB acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by SCB
Assets
Cash and due from banks	$65,112	$—	$65,112
Investment Securities	97,545	(41)	97,504
Loans	255,429	(7,868)	247,561
Allowance for loan losses	(4,491)	4,491	—
Other real estate owned	783	(345)	438
Premises and equipment	10,115	953	11,068
Goodwill	6,745	11,589	18,334
Core deposit intangible	—	7,269	7,269
Other Intangibles	1,228	11,070	12,298
Other assets	24,858	(5,813)	19,045
Total assets acquired	$457,324	$21,305	$478,629
Liabilities
Deposits	$348,314	$(343)	$347,971
Securities sold under agreements to repurchase	21,180	—	21,180
FHLB advances	19,000	(29)	18,971
Other borrowings	7,724	—	7,724
Junior subordinated debentures	—	—	—
Other liabilities	15,477	—	15,477
Total liabilities assumed	411,695	(372)	411,323
Net assets acquired	$45,629	$21,677	$67,306

Consideration Paid
Cash			$19,046
Common Stock			48,260
Total consideration paid			$67,306

The Company has recognized approximately $3.6 million, pre-tax, of acquisition costs for the SCB acquisition. Of this amount, $2.7 million was recognized during 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $7.2 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $(343,000), and the assumed FHLB advances $(29,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $7.3 million, will be amortized on an accelerated basis over its estimated life of 10 years. In addition, the Company recorded a $4.2 million intangible asset for customer list of Soy Bank's Ag service business line and $8.1 million intangible asset for the customer list for Soy Bank's Insurance business line. These intangibles are being amortized over the estimated life of 12 years and 11 years, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the SCB acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net interest income	$30,817	$57,368
Provision for loan losses	1,877	2,932
Non-interest income	12,765	25,469
Non-interest expense	27,222	51,440
Income before income taxes	14,483	28,465
Income tax expense	3,422	7,007
Net income	$11,061	$21,458

Earnings per share
Basic	$0.72	$1.46
Diluted	0.72	1.46

Basic weighted average shares outstanding	15,287,245	14,647,966
Diluted weighted average shares outstanding	15,304,607	14,665,269

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

The Company has recognized approximately $5.2 million, pre-tax, of acquisition costs for the First Bank acquisition. Of this amount, $167,000 was recognized during 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net interest income	$29,062	$57,035
Provision for loan losses	1,927	3,132
Non-interest income	8,640	16,960
Non-interest expense	21,870	43,654
Income before income taxes	13,905	27,209
Income tax expense	3,307	6,715
Net income	$10,598	$20,494

Earnings per share
Basic	$0.76	$1.42
Diluted	0.76	1.42

Basic weighted average shares outstanding	13,956,674	14,407,273
Diluted weighted average shares outstanding	13,974,048	14,424,576

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

June 30, 2019
Operating lease right-of-use assets	$12,805
Operating lease liabilities	12,815
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	3.21%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$1,326
2020	2,573
2021	2,346
2022	2,057
2023	1,276
Thereafter	5,177
Total lease payments	14,755
Less imputed interest	(1,940)
Total lease liability	$12,815

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Operating lease cost	$647	$1,318
Short-term lease cost	22	45
Variable lease cost	432	656
Total lease cost	1,101	2,019
Income from subleases	(213)	(461)
Net lease cost	$888	$1,558

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

June 30, 2019
Operating cash flows from operating leases	$1,340

Note 10 -- Derivatives

The Company utilizes an interest rate swap, designated as a fair value hedge, to mitigate the risk of changing interest rates on the fair value of a fixed rate commercial real estate loan. For derivative instruments that are designed and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain in the hedged asset attributable to the hedged risk, is recognized in current earnings.

A summary of the Company's fair value hedge as of June 30, 2019, is as follows (in thousands):

	June 30, 2019
Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Pay Rate	Received Rate	Notional Amount	Estimated Value
Interest rate swap agreement	Other liabilities	9.9 years	4.5%	1 month LIBOR + 231.5bps	$9,783	$293

The effects of the fair value hedge on the Company's income statement during the three and six months ended June 30, 2019 were as follows (in thousands):

		Three months ended June 30,	Six months ended June 30,
Derivative	Location of Gain (Loss) on Derivative	2019	2019
Interest rate swap agreement	Interest income on loans	$(293)	$(293)

		Three months ended June 30,	Six months ended June 30,
Derivative	Location of Gain (Loss) on Hedged Item	2019	2019
Interest rate swap agreement	Interest income on loans	$293	$293

As of June 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$10,076	$293

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2019 and 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Acquisitions

On May 1, 2018, the Company completed its acquisition of First Bank. Financial results for 2018 include the income and expenses of First Bank & Trust for the period May 1 through December 31, 2018. At the date of the acquisition, the fair value of First Bank's total assets was $501 million, including $363 million of loans. The fair value of First Bank's deposits was $386 million. Net income before taxes was positively impacted by $3,018,000 due to First Bank's purchase accounting net accretion and amortization expense of intangibles during 2018. For the three months ended March 31, 2019, net income before taxes was positively impacted by $1,201,000 due to purchase accounting net accretion and amortization related to First Bank. During 2018, the Company also incurred $5 million of pre-tax acquisition expenses related to the acquisition of First Bank, comprised primarily of legal, consulting and change-in-control costs. During the six months ended June 30, 2019, pre-tax expenses related to this acquisition totaled $167,000.

On November 15, 2018, the Company completed its acquisition of SCB. Financial results for 2018 include the income and expenses of SCB for the period November 15 through December 31, 2018. At the date of the acquisition, the fair value of SCB's total assets was $479 million, including $248 million of loans. The fair value of SCB's deposits was $348 million. Net income before taxes was positively impacted by $462,000 due to SCB's purchase accounting net accretion and amortization expense of intangibles during 2018. For the six months ended June 30, 2019, net income before taxes was positively impacted by $1,085,000 due to purchase accounting net accretion and amortization related to SCB. During 2018, the Company also incurred $908,000 of pre-tax acquisition expenses related to the acquisition of SCB, comprised primarily of legal, consulting and change-in-control costs. During the six months ended June 30, 2019, pre-tax expenses related to this acquisition totaled $2,683,000.

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

Net income was $24,297,000 and $18,427,000 for the six months ended June 30, 2019 and 2018, respectively. Diluted net income per common share available to common stockholders was $1.45 and $1.38 for the six months ended June 30, 2019 and 2018.

The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2019 and 2018, compared to the performance ratios for the year ended December 31, 2018:

	Six months ended		Year ended
	June 30, 2019	June 30, 2018	December 31, 2018
Return on average assets	1.26%	1.23%	1.13%
Return on average common equity	9.89%	11.06%	9.59%
Average equity to average assets	12.78%	11.09%	11.77%

Total assets were $3.8 billion at June 30, 2019, compared to $3.8 billion as of December 31, 2018. From December 31, 2018 to June 30, 2019, cash and interest bearing deposits increased $27.0 million, net loan balances decreased $98.4 million and investment securities increased $65.5 million. Net loan balances were $2.52 billion at June 30, 2019 compared to $2.62 billion at December 31, 2018.

Net interest margin, on a tax effected basis, defined as net interest income divided by average interest-earning assets, was 3.69% for the six months ended June 30, 2019, down from 3.73% for the same period in 2018. This decrease was primarily due to higher costs of deposits and borrowings offset by higher yields on loans and investments, and accretion income from previous acquisitions. Net interest income before the provision for loan losses was $63.6 million compared to net interest income of $50.6 million for the same period in 2018. The increase in net interest income was primarily due to the growth in average earnings assets as a result of loans and investment securities acquired from First Bank and SCB partially offset by an increase in cost of deposits and borrowings.

Total non-interest income of $28.2 million increased $12.4 million or 78.1% from $15.8 million for the same period last year. Wealth management revenues increased $3.9 million, primarily due the addition of farm management and brokerage revenues from the SCB acquisition, insurance commissions increased approximately $7.0 million, primarily due to revenues from the acquisition of SCB, and revenue from ATM and debit cards increased $754,000 primarily due to an increase in electronic transactions from the acquisitions of First Bank & SCB.

Total non-interest expense of $58.5 million increased $19.3 million or 49.3% from $39.2 million for the same period last year. This increase was primarily due to legal and professional costs and intangibles amortization associated with the acquisition of First Bank and SCB, and an increase in salaries and benefits expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2019 versus 2018
	Three months ended June 30,	Six months ended June 30,
Net interest income	$3,859	$12,916
Provision for loan losses	1,786	1,894
Other income, including securities transactions	5,227	12,379
Other expenses	(9,391)	(19,327)
Income taxes	(537)	(1,992)
Increase in net income	$944	$5,870

Credit quality is an area of importance to the Company. Total nonperforming loans were $25.8 million at June 30, 2019, compared to $24.7 million at June 30, 2018 and $29.8 million at December 31, 2018. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $3.6 million at June 30, 2019 compared to $2.5 million at June 30, 2018 and $2.6 million at December 31, 2018. The Company’s provision for loan losses for the six months ended June 30, 2019 and 2018 was $1,038,000 and $2,932,000, respectively.  Total loans past due 30 days or more were 1.19% of loans at June 30, 2019 compared to 0.82% at June 30, 2018, and 1.06% of loans at December 31, 2018.  At June 30, 2019, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.8% of the loan portfolio as of June 30, 2019 and 66.1% as of December 31, 2018.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2019 and 2018 and December 31, 2018 was 13.92%, 13.16% and 12.76%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2019 and 2018 and December 31, 2018 was 14.82%, 13.97% and 13.63%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2019 and 2018 were $538 million and $512 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As a FDIC-insured institution First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates. The Company expensed $464,000 and $514,000 for this assessment during the first six months of 2019 and 2018, respectively.

In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $12,000 and $52,000 during the first six months of 2019 and 2018 for this assessment, respectively.

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

Mortgage Servicing Rights. The Company has elected to measure mortgage servicing rights under the amortization method. Using this method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation reserve, to the extent that fair value is less than the carrying amount of the servicing assets. Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2018 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2019 and 2018 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,085,000 and $963,000 for 2019 and 2018, respectively were 3.63% at June 30, 2019 and 3.66% at June 30, 2018.

The Company’s average balances fully tax equivalent, interest income and interest expense and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2019 and 2018 in the following table (dollars in thousands):

:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$81,986	$555	2.72%	$19,904	$76	1.53%
Federal funds sold	708	4	2.27%	632	2	1.27%
Certificates of deposit investments	6,736	37	2.20%	2,520	12	1.91%
Investment securities
Taxable	632,548	4,094	2.59%	511,833	3,412	2.67%
Tax-exempt (Municipals)(TE)	184,838	1,699	3.68%	169,616	1,603	3.78%
Loans (Net of Unearned Income)(TE)	2,563,960	31,719	4.96%	2,244,639	25,523	4.56%
Total earning assets	3,470,776	38,108	4.40%	2,949,144	30,628	4.16%
Cash and due from banks	74,459			43,930
Premises and equipment	59,407			44,493
Other assets	248,349			160,076
Allowance for loan losses	(27,165)			(24,159)
Total assets	$3,825,826			$3,173,484
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,284,511	$1,645	0.51%	$1,158,531	$602	0.21%
Savings deposits	442,772	155	0.14%	398,371	145	0.15%
Time deposits	658,723	3,140	1.91%	462,988	923	0.80%
Total Interest Bearing Deposits	2,386,006	4,940	0.83%	2,019,890	1,670	0.33%
Securities sold under agreements to repurchase	153,872	215	0.56%	147,633	65	0.18%
FHLB advances	108,044	696	2.58%	99,533	475	1.91%
Fed Funds Purchased	115	1	3.49%	4,140	22	2.13%
Junior subordinated debt	29,056	406	5.60%	27,697	349	5.05%
Other debt	550	—	—%	9,375	96	4.11%
Total borrowings	291,637	1,318	1.81%	288,378	1,007	1.40%
Total interest-bearing liabilities	2,677,643	6,258	0.94%	2,308,268	2,677	0.47%
Non interest-bearing demand deposits	606,170		0.76%	502,694		0.38%
Other liabilities	43,136			5,174
Stockholders' equity	498,877			357,348
Total liabilities & equity	$3,825,826			$3,173,484
Net interest income		$31,850			$27,951
Net interest spread			3.46%			3.69%
Impact of non-interest bearing funds			0.18%			0.10%
TE Net yield on interest- earning assets			3.64%			3.79%
(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$97,019	$1,252	2.59%	$17,048	$136	1.61%
Federal funds sold	686	7	2.06%	562	3	1.02%
Certificates of deposit investments	7,040	75	2.15%	2,105	21	2.04%
Investment securities:
Taxable	594,788	7,905	2.66%	500,309	6,294	2.52%
Tax-exempt (1)	200,517	3,469	3.46%	167,090	3,121	3.74%
Loans net of unearned income (TE) (2)	2,593,226	63,999	4.98%	2,101,194	46,677	4.48%
Total earning assets	3,493,276	76,707	4.42%	2,788,308	56,252	4.06%
Cash and due from banks	69,422			47,212
Premises and equipment	59,385			41,295
Other assets	248,674			149,453
Allowance for loan losses	(26,991)			(22,293)
Total assets	$3,843,766			$3,003,975
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,309,927	$3,267	0.50%	$1,116,810	$1,133	0.20%
Savings deposits	439,694	307	0.14%	381,356	282	0.15%
Time deposits	639,656	5,744	1.81%	400,679	1,517	0.76%
Total Interest Bearing Deposits	2,389,277	9,318	0.79%	1,898,845	2,932	0.31%
Securities sold under agreements to repurchase	168,090	475	0.57%	155,023	124	0.16%
FHLB advances	113,870	1,419	2.51%	83,748	750	1.81%
Fed Funds Purchased	58	1	3.48%	3,510	34	1.95%
Junior subordinated debt	29,035	844	5.86%	25,862	608	4.74%
Other debt	3,680	—	—%	9,836	191	3.92%
Total borrowings	314,733	2,739	1.75%	277,979	1,707	1.24%
Total interest-bearing liabilities	2,704,010	12,057	0.90%	2,176,824	4,639	0.43%
Non interest-bearing demand deposits	605,735		0.73%	486,930		0.35%
Other liabilities	42,882			6,931
Stockholders' equity	491,139			333,290
Total liabilities & equity	$3,843,766			$3,003,975
Net interest income		$64,650			$51,613
Net interest spread			3.52%			3.63%
Impact of non-interest bearing funds			0.17%			0.10%
TE Net yield on interest- earning assets			3.69%			3.73%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2019, compared to the same periods in 2018 (in thousands):

	Three months ended June 30, 2019 compared to 2018 Increase / (Decrease)			Six months ended June 30, 2019 compared to 2018 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$479	$383	$96	$1,116	$988	$128
Federal funds sold	2	—	2	4	1	3
Certificates of deposit investments	25	23	2	54	52	2
Investment securities:
Taxable	682	1,331	(649)	1,611	1,245	366
Tax-exempt (2)	96	141	(45)	348	590	(242)
Loans (2) (3)	6,196	3,833	2,363	17,322	11,731	5,591
Total interest income	7,480	5,711	1,769	20,455	14,607	5,848
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	1,043	74	969	2,134	220	1,914
Savings deposits	10	56	(46)	25	71	(46)
Time deposits	2,217	518	1,699	4,227	1,274	2,953
Securities sold under agreements to repurchase	150	3	147	351	11	340
FHLB advances	221	43	178	669	322	347
Federal Funds Purchased	(21)	(81)	60	(33)	(78)	45
Junior subordinated debt	57	18	39	236	80	156
Other debt	(96)	(47)	(49)	(191)	(73)	(118)
Total interest expense	3,581	584	2,997	7,418	1,827	5,591
Net interest income	$3,899	$5,127	$(1,228)	$13,037	$12,780	$257

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

The tax effected net interest income increased $13.1 million, or 25.5%, to $64.7 million for the six months ended June 30, 2019, from $51.6 million for the same period in 2018. Net interest income increased primarily due to the growth in average earning assets including loans and investments acquired from SCB and First Bank. The net interest margin decreased primarily due to a higher cost of deposits and borrowings offset by higher yields on loans and investments and additional accretion income from the acquisitions.

For the six months ended June 30, 2019, average earning assets increased by $705.0 million, or 25.3%, and average interest-bearing liabilities increased $527.2 million or 24.2%, compared with average balances for the same period in 2018.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $80.0 million or 469.1%.

•	Average federal funds sold increased $0.1 million or 22.1%.

•	Average certificates of deposits investments increased $4.9 million or 234.4%

•	Average loans increased by $492.0 million or 23.4%.

•	Average securities increased by $127.9 million or 19.2%.

•	Average interest-bearing customer deposits increased by $490.4 million or 25.8%.

•	Average securities sold under agreements to repurchase increased by $13.1 million or 8.4%.

•	Average borrowings and other debt increased by $23.7 million or 19.3%.

•	Net interest margin decreased to 3.69% for the first six months of 2019 from 3.73% for the first six months of 2018.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2019 and 2018 was $1,038,000 and $2,932,000, respectively.  The decrease in provision expense was primarily due to a decrease in loan volume. Net charge-offs were $868,000 for the six months ended June 30, 2019, compared to net charge offs of $864,000 for June 30, 2018.  Nonperforming loans were $25.8 million and $24.7 million as of June 30, 2019 and 2018, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
Wealth management revenues	$3,587	$1,599	$1,988	$7,232	$3,341	$3,891
Insurance commissions	3,760	838	2,922	9,315	2,325	6,990
Service charges	1,959	1,803	156	3,761	3,438	323
Security gains, net	218	881	(663)	272	901	(629)
Mortgage banking revenue, net	346	410	(64)	585	571	14
ATM / debit card revenue	2,202	1,860	342	4,218	3,464	754
Bank Owned Life Insurance	447	315	132	877	591	286
Other	1,069	655	414	1,967	1,217	750
Total other income	$13,588	$8,361	$5,227	$28,227	$15,848	$12,379

Following are explanations of the changes in these other income categories for the three months ended June 30, 2019 compared to the same period in 2018:

•
Wealth management revenues increased $1,988,000 or 124.3% to $3,587,000 from $1,599,000 primarily from increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts, and farm management and brokerage services and additional trust accounts added with the acquisition of SCB.

•	Insurance commissions increased $2,922,000 or 348.7% to $3,760,000 from $838,000 primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $156,000 or 8.7% to $1,959,000 from $1,803,000 primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended June 30, 2019 resulted in net securities gains of $218,000 compared to $881,000 during the three months ended June 30, 2018.

•	Mortgage banking income decreased $64,000 or 15.6% to $346,000 from $410,000. Loans sold balances were as follows:

•	$22.0 million (representing 168 loans) for the three months ended June 30, 2019

•	$16.9 million (representing 136 loans) for the three months ended June 30, 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $342,000 or 18.4% to $2,202,000 from $1,860,000 primarily due to an increase in electronic transactions from the SCB and First Bank acquisitions that occurred in the second and fourth quarters of 2018, respectively.

•
Bank owned life insurance income increased $132,000 or 41.9%. The Company acquired $8.6 million in bank owned life insurance from First Bank acquisition in the second quarter of 2018, and acquired $13.6 million in bank owned life insurance from SCB acquisition in the fourth quarter of 2018.

•	Other income increased $414,000 or 63.2% to $1,069,000 from $655,000 primarily due to increases in miscellaneous fees and revenues from SCB and First Bank acquisitions.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2019 compared to the same period in 2018:

•
Wealth management revenues increased $3,891,000 or 116.5% to $7,232,000 from $3,341,000 primarily from increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts, and farm management and brokerage services and additional trust accounts added with the acquisition of SCB.

•	Insurance commissions increased $6,990,000 or 300.6% to $9,315,000 from $2,325,000 primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $323,000 or 9.4% to $3,761,000 from $3,438,000 primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the six months ended June 30, 2019 resulted in net securities gains of $272,000 compared to $901,000 during the six months ended June 30, 2018.

•	Mortgage banking income increased $14,000 or 2.5% to $585,000 from $571,000. Loans sold balances were as follows:

•	$34.4 million (representing 270 loans) for the six months ended June 30, 2019

•	$28.4 million (representing 222 loans) for the six months ended June 30, 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $754,000 or 21.8% to $4,218,000 from $3,464,000 primarily due to an increase in electronic transactions from the SCB and First Bank acquisitions that occurred in the second and fourth quarters of 2018, respectively.

•
Bank owned life insurance income increased $286,000 or 48.4%. The Company acquired $8.6 million in bank owned life insurance from First Bank acquisition in the second quarter of 2018, and acquired $13.6 million in bank owned life insurance from SCB acquisition in the fourth quarter of 2018.

•	Other income increased $750,000 or 61.6% to $1,967,000 from $1,217,000 primarily due to increases in miscellaneous fees and revenues from SCB and First Bank acquisitions.

Other Expense

The following table sets forth the major components of other expense for the three and six-months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
Salaries and employee benefits	$15,565	$11,057	$4,508	$32,139	$21,251	$10,888
Net occupancy and equipment expense	4,543	3,505	1,038	8,998	6,778	2,220
Net other real estate owned expense	188	7	181	241	83	158
FDIC insurance	197	285	(88)	476	566	(90)
Amortization of intangible assets	1,823	716	1,107	3,179	1,221	1,958
Stationery and supplies	264	186	78	551	397	154
Legal and professional	1,304	1,717	(413)	2,498	2,854	(356)
Marketing and donations	481	431	50	935	785	150
Other operating expenses	5,822	2,892	2,930	9,480	5,235	4,245
Total other expense	$30,187	$20,796	$9,391	$58,497	$39,170	$19,327

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2019 compared to the same period in 2018:

•
Salaries and employee benefits, the largest component of other expense, increased $4,508,000 or 40.8% to $15,565,000 from $11,057,000.  The increase is primarily due to additional employees from the First Bank acquisition in the second quarter of 2018, additional employees from SCB acquisition in the fourth quarter of 2018, and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 826 and 711 full-time equivalent employees at June 30, 2019 and 2018, respectively.

•
Occupancy and equipment expense increased $1,038,000 or 29.6% to $4,543,000 from $3,505,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisitions of First Bank and SCB.

•
Net other real estate owned expense increased $181,000 or 2,585.7% to $188,000 from $7,000. The increase in 2019 was primarily due to more losses on properties sold during 2019 than properties sold during 2018.

•
Expense for amortization of intangible assets increased $1,107,000 or 154.6% to $1,823,000 from $716,000 for the three months ended June 30, 2019 and 2018, respectively. The increase in 2019 was due to amortization of additional core deposit intangibles from the First Bank and SCB acquisition, customer list intangibles from the SCB acquisition and a mortgage servicing rights impairment reserve recorded.

•
Other operating expenses increased $2,930,000 or 101.3% to $5,822,000 in 2019 from $2,892,000 in 2018 primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank.

•
On a net basis, all other categories of operating expenses decreased $373,000 or 14.2% to $2,246,000 in 2019 from $2,619,000 in 2018.  The decrease is primarily due to decreases in FDIC insurance expense and legal and professional expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2019 compared to the same period in 2018:

•
Salaries and employee benefits, the largest component of other expense, increased $10,888,000 or 51.2% to $32,139,000 from $21,251,000.  The increase is primarily due to additional employees from the First Bank acquisition in the second quarter of 2018, additional employees from SCB acquisition in the fourth quarter of 2018, and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 826 and 711 full-time equivalent employees at June 30, 2019 and 2018, respectively.

•
Occupancy and equipment expense increased $2,220,000 or 32.8% to $8,998,000 from $6,778,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisitions of First Bank and SCB.

•
Net other real estate owned expense increased $158,000 or 190.4% to $241,000 from $83,000. The increase in 2019 was primarily due to more losses on properties sold during 2019 than properties sold during 2018.

•
Expense for amortization of intangible assets increased $1,958,000 or 160.4% to $3,179,000 from $1,221,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in 2019 was due to amortization of additional core deposit intangibles from the First Bank and SCB acquisition, customer list intangibles from the SCB acquisition and a mortgage servicing rights impairment reserve recorded.

•
Other operating expenses increased $4,245,000 or 81.1% to $9,480,000 in 2019 from $5,235,000 in 2018 primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank.

•
On a net basis, all other categories of operating expenses decreased $142,000 or 3.1% to $4,460,000 in 2019 from $4,602,000 in 2018.  The decrease is primarily due to decreases FDIC insurance assessments and legal and professional fees.

Income Taxes

Total income tax expense amounted to $8.0 million (24.7% effective tax rate) for the six months ended June 30, 2019, compared to $6.0 million (24.4% effective tax rate) for the same period in 2018.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$261,523	2.39%	$270,816	2.38%
Obligations of states and political subdivisions	181,353	2.96%	193,195	2.94%
Mortgage-backed securities: GSE residential	370,752	2.83%	304,372	2.86%
Other securities	3,278	3.63%	2,278	3.58%
Total securities	$816,906	2.72%	$770,661	2.72%

At June 30, 2019, the Company’s investment portfolio increased by $46.2 million from December 31, 2018. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2019 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at June 30, 2019 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$192,035	$193,424	$—	$193,424	$—	$—	$—	$—
Obligations of state and political subdivisions	181,353	186,229	17,338	119,839	46,946	504	—	1,602
Mortgage-backed securities (2)	370,752	374,646	1,055	—	—	—	—	373,591
Other securities	3,278	3,391	—	—	—	2,007	—	1,384
Total available-for-sale	$747,418	$757,690	$18,393	$313,263	$46,946	$2,511	$—	$376,577
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,488	$69,441	$—	$69,441	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	% Outstanding Loans	December 31, 2018	% Outstanding Loans
Construction and land development	$57,069	2.2%	$50,619	1.9%
Agricultural real estate	229,924	9.0%	231,700	8.8%
1-4 Family residential properties	355,143	13.9%	373,518	14.1%
Multifamily residential properties	167,709	6.6%	184,051	7.0%
Commercial real estate	888,711	35.1%	906,850	34.2%
Loans secured by real estate	1,698,556	66.8%	1,746,738	66.0%
Agricultural loans	118,216	4.6%	135,877	5.1%
Commercial and industrial loans	530,405	20.8%	557,011	21.1%
Consumer loans	84,907	3.3%	91,516	3.5%
All other loans	114,459	4.5%	113,377	4.3%
Total loans	$2,546,543	100.0%	$2,644,519	100.0%

Gross loan balances decreased $98.0 million, or 3.70% primarily due to seasonal declines in agricultural loans of about $17.6 million and declines in commercial and industrial loans of approximately $26.6 million, 1-4 Family residential properties of approximately $18.3 million, commercial real estate $18.1 million, multifamily residential properties of approximately $16.3 million primarily due to acquired loans becoming paid off.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,717,000 and $1,508,000 as of June 30, 2019 and December 31, 2018, respectively.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. The Company does not have any sub-prime mortgages or credit card loans outstanding which are also generally considered to be higher credit risk. The following table summarizes the loan portfolio geographically by branch region as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$544,426	21.4%	$571,909	21.7%
Sullivan region	384,967	15.1%	375,407	14.2%
Decatur region	596,906	23.5%	501,743	19.0%
Peoria region	377,208	14.8%	291,283	11.0%
Highland region	519,882	20.4%	518,881	19.6%
Southern region	123,154	4.8%	133,225	5.0%
Soy Capital Bank	—	—%	252,071	9.5%
Total all regions	$2,546,543	100.0%	$2,644,519	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2019 and 2018, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2019 and December 31, 2018, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$264,140	10.37%	$276,142	10.44%
Lessors of non-residential buildings	235,032	9.23%	250,495	9.47%
Lessors of residential buildings & dwellings	288,422	11.33%	289,169	10.93%
Hotels and motels	127,094	4.99%	129,216	4.89%
Other Gambling Industries	90,060	3.54%	105,959	3.98%

Concentration in other gambling industries is less than 25% of total risk-based capital as of June 30, 2019, but is included for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2019, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$22,089	$12,157	$22,823	$57,069
Agricultural real estate	14,637	78,818	136,469	229,924
1-4 Family residential properties	26,975	70,871	257,297	355,143
Multifamily residential properties	11,254	111,814	44,641	167,709
Commercial real estate	67,152	390,431	431,128	888,711
Loans secured by real estate	142,107	664,091	892,358	1,698,556
Agricultural loans	96,060	18,737	3,419	118,216
Commercial and industrial loans	200,366	251,890	78,149	530,405
Consumer loans	4,731	70,554	9,622	84,907
All other loans	14,208	30,491	69,760	114,459
Total loans	$457,472	$1,035,763	$1,053,308	$2,546,543

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2019, loans with maturities over one year consisted of approximately $1.5 billion in fixed rate loans and approximately $542 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Nonaccrual loans	$22,994	$27,298
Restructured loans which are performing in accordance with revised terms	2,779	2,451
Total nonperforming loans	25,773	29,749
Repossessed assets	3,607	2,595
Total nonperforming loans and repossessed assets	$29,380	$32,344
Nonperforming loans to loans, before allowance for loan losses	1.01%	1.12%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.15%	1.22%

The $4,304,000 decrease in nonaccrual loans during 2019 resulted from the net of $6,972,000 of loans put on nonaccrual status offset by $9,093,000 of loans becoming current or paid-off, $1,629,000 of loans transferred to other real estate and $554,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$46	0.2%	$377	1.4%
Agricultural real estate	291	1.3%	309	1.1%
1-4 Family residential properties	7,150	31.1%	5,762	21.1%
Multifamily Residential properties	1,574	6.8%	2,105	7.7%
Commercial real estate	5,876	25.6%	8,457	31.1%
Loans secured by real estate	14,937	65.0%	17,010	62.4%
Agricultural loans	778	3.4%	667	2.4%
Commercial and industrial loans	6,584	28.6%	8,990	32.9%
Consumer loans	695	3.0%	625	2.3%
All Other Loans	—	—%	6	—%
Total loans	$22,994	100.0%	$27,298	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,335,000 and $758,000 for the six months ended June 30, 2019 and 2018, respectively.

The $1,012,000 increase in repossessed assets during the first six months of 2019 resulted from $1,751,000 of additional assets repossessed, $14,000 of write downs on assets held, and $725,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,513	41.9%	$1,513	58.2%
1-4 family residential properties	174	4.8%	583	22.5%
Commercial real estate	1,882	52.2%	438	16.9%
Total real estate	3,569	98.9%	2,534	97.6%
Commercial & industrial loans	—	—%	61	2.4%
Consumer loans	38	1.1%	—	—%
Total repossessed collateral	$3,607	100.0%	$2,595	100.0%

Repossessed assets sold during the first six months of 2019 resulted in net losses of $63,000, of which $77,000 of net losses was related to real estate asset sales and $14,000 of net gains was related to other repossessed assets. Repossessed assets sold during the same period in 2018 resulted in net losses of $11,000, of which $23,000 of net losses was related to real estate asset sales and $12,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2019, the Company’s loan portfolio included $348.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $264.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $19.9 million from $368.5 million at December 31, 2018 while loans concentrated in other grain farming decreased $12.0 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $127.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The

Company also has $235.0 million of loans to lessors of non-residential buildings, $288.4 million of loans to lessors of residential buildings and dwellings, and $90.1 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of June 30, 2019 and 2018, and of changes in the allowance for the three and six month periods ended June 30, 2019 and 2018, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average loans outstanding, net of unearned income	$2,563,960	$2,244,639	$2,593,226	$2,101,194
Allowance-beginning of period	26,704	20,771	26,189	19,977
Charge-offs:
Real estate-mortgage	172	588	280	780
Commercial, financial & agricultural	153	3	342	151
Installment	100	43	257	83
Other	117	85	231	181
Total charge-offs	542	719	1,110	1,195
Recoveries:
Real estate-mortgage	6	55	12	56
Commercial, financial & agricultural	15	(2)	45	121
Installment	27	11	55	35
Other	58	52	130	119
Total recoveries	106	116	242	331
Net charge-offs (recoveries)	436	603	868	864
Provision for loan losses	91	1,877	1,038	2,932
Allowance-end of period	$26,359	$22,045	$26,359	$22,045
Ratio of annualized net charge-offs to average loans	0.07%	0.11%	0.07%	0.08%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.04%	0.93%	1.04%	0.93%
Ratio of allowance for loan losses to nonperforming loans	102%	89%	102%	89%

The ratio of allowance for loan losses to loans outstanding was 1.04% as of June 30, 2019 compared to 0.93% as of June 30, 2018. The ratio of the allowance for loan losses to nonperforming loans is 102% as of June 30, 2019 compared to 89% as of June 30, 2018.  The increase in this ratio is primarily due to a greater increase in the allowance for loan losses than the increase in non-performing loans at June 30, 2019 compared to June 30, 2018.

During the first six months of 2019, the Company had net charge-offs of $868,000 compared to net charge-offs of $864,000 in 2018. During the first six months of 2019, there was one significant charge off of one commercial real estate loan to a single borrower of $105,000. During the first six months of 2018 there were significant charge offs of two commercial loans to a single borrower of $126,000 and charge offs of two residential real estate loans to two borrowers of $376,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018 (dollars in thousands):

	Six months ended June 30, 2019		Six months ended June 30, 2018		Year ended December 31, 2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$605,735	—%	$486,930	—%	$506,873	—%
Interest-bearing	1,309,927	0.50%	1,116,810	0.20%	1,194,089	0.28%
Savings	439,694	0.14%	381,356	0.15%	395,028	0.15%
Time deposits	639,656	1.81%	400,679	0.71%	473,043	0.99%
Total average deposits	$2,995,012	0.63%	$2,385,775	0.25%	$2,569,033	0.33%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Six months ended June 30, 2019	Six months ended June 30, 2018	Year ended December 31, 2018
High month-end balances of total deposits	$3,046,212	$2,670,864	$3,017,035
Low month-end balances of total deposits	2,961,660	2,208,941	2,208,941

During the first six months of 2019, the average balance of deposits increased by $426.0 million from the average balance for the year ended December 31, 2018. Average non-interest bearing deposits increased by $98.9 million, average interest-bearing balances increased by $115.8 million, savings account balances increased $44.7 million and balances of time deposits increased $166.6 million. The increases were primarily due to the result of deposit balances acquired in the acquisitions of First Bank during the second quarter of 2018 and SCB during the fourth quarter of 2018 that were held for the full six months of 2019.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
3 months or less	$55,851	$44,898
Over 3 through 6 months	51,913	49,476
Over 6 through 12 months	121,117	78,567
Over 12 months	161,134	155,071
Total	$390,015	$328,012

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2019 and December 31, 2018 is presented below (dollars in thousands):

	June 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$152,264	$192,330
Federal Home Loan Bank advances:
Fixed term – due in one year or less	60,887	29,000
Fixed term – due after one year	34,939	90,745
Debt:
Debt due after one year	—	7,724
Junior subordinated debentures	29,084	29,000
Total	$277,174	$348,799
Average interest rate at end of period	1.73%	1.30%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$191,557	$192,330
Federal funds purchased	—	22,000
Federal Home Loan Bank advances:
FHLB-Overnight	—	30,000
Fixed term – due in one year or less	65,873	29,000
Fixed term – due after one year	54,932	101,745
Debt:
Debt due after one year	6,549	10,313
Junior subordinated debentures	29,084	30,221
Averages for the period (YTD):
Securities sold under agreements to repurchase	$168,090	$140,622
Federal funds purchased	58	3,794
Federal Home Loan Bank advances:
FHLB-overnight	—	9,434
Fixed term – due in one year or less	47,928	16,510
Fixed term – due after one year	65,942	71,757
Debt:
Loans due in one year or less	—	548
Loans due after one year	3,680	9,555
Junior subordinated debentures	29,035	27,391
Total	$314,733	$279,611
Average interest rate during the period	1.74%	1.52%

Securities sold under agreements to repurchase decreased $40.1 million during the first six months of 2019 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At June 30, 2019 the fixed term advances consisted of $96 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of June 30, 2019. This loan was renewed on April 12, 2019 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at June 30, 2019 and 2018 and December 31, 2018.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (5.45% and 5.19% at June 30, 2019 and December 31, 2018), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 4.01% and 4.39% at June 30, 2019 and December 31, 2018, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (4.26% and 4.64% at June 30, 2019 and December 31, 2018, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.11% and 4.49% at June 30, 2019 and December 31, 2018, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2019 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$67,389	$—	$—	$—	$—	$—	$67,389	$67,389
Certificates of deposit investments	3,430	1,440	980	735	—	—	6,585	6,585
Taxable investment securities	186,863	115,398	93,506	91,618	42,801	111,976	642,162	642,115
Nontaxable investment securities	28,082	28,027	22,578	15,680	13,538	77,111	185,016	185,016
Loans	977,031	445,829	407,792	354,188	258,825	102,878	2,546,543	2,451,641
Total	$1,262,795	$590,694	$524,856	$462,221	$315,164	$291,965	$3,447,695	$3,352,746
Interest-bearing liabilities:
Savings and NOW accounts	$324,455	$111,986	$111,986	$111,986	$111,986	$511,301	$1,283,700	$1,283,700
Money market accounts	320,774	21,843	21,843	21,843	21,843	65,014	473,160	473,160
Other time deposits	398,357	174,777	45,212	20,804	10,124	2,533	651,807	657,642
Short-term borrowings/debt	152,264	—	—	—	—	—	152,264	152,257
Long-term borrowings/debt	89,910	20,000	10,000	5,000	—	—	124,910	120,702
Total	$1,285,760	$328,606	$189,041	$159,633	$143,953	$578,848	$2,685,841	$2,687,461
Rate sensitive assets – rate sensitive liabilities	$(22,965)	$262,088	$335,815	$302,588	$171,211	$(286,883)	$761,854
Cumulative GAP	(22,965)	239,123	574,938	877,526	1,048,737	761,854
Cumulative amounts as % of total Rate sensitive assets	(0.7)%	7.6%	9.7%	8.8%	5.0%	(8.3)%
Cumulative Ratio	(0.7)%	6.9%	16.7%	25.5%	30.4%	22.1%

The static GAP analysis shows that at June 30, 2019, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2019, the Company’s stockholders' equity increased $33 million, or 7.0%, to $509 million from $476 million as of December 31, 2018. During the first six months of 2019, net income contributed $24.3 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $13.7 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2019 and December 31, 2018, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital (to risk-weighted assets)
Company	$435,024	14.82%	$308,208	> 10.50%	N/A	N/A
First Mid Bank	403,400	13.82	306,558	> 10.50	$291,967	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	408,665	13.92	249,501	> 8.50	N/A	N/A
First Mid Bank	377,041	12.91	248,172	> 8.50	233,574	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	379,581	12.93	205,472	> 7.00	N/A	N/A
First Mid Bank	377,041	12.91	204,377	> 7.00	189,779	> 6.50
Tier 1 Capital (to average assets)
Company	408,665	11.06	147,845	> 4.00	N/A	N/A
First Mid Bank	377,041	10.22	147,583	> 4.00	184,479	> 5.00
December 31, 2018
Total Capital (to risk-weighted assets)
Company	$412,879	13.63%	$299,148	> 9.875%	N/A	N/A
First Mid Bank	350,361	12.85	269,171	> 9.875	$272,578	> 10.00%
Soy Capital Bank	45,387	14.33	31,283	> 9.875	31,679	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	386,690	12.76	238,561	> 7.875	N/A	N/A
First Mid Bank	324,172	11.89	214,655	> 7.875	218,063	> 8.00
Soy Capital Bank	45,387	14.33	24,947	> 7.875	25,343	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	357,690	11.81	193,121	> 6.375	N/A	N/A
First Mid Bank	324,172	11.89	173,769	> 6.375	177,176	> 6.50
Soy Capital Bank	45,387	14.33	20,195	> 6.375	20,591	> 6.50
Tier 1 Capital (to average assets)
Company	386,690	11.15	138,765	> 4.00	N/A	N/A
First Mid Bank	324,172	9.92	130,716	> 4.00	163,396	> 5.00
Soy Capital Bank	45,387	11.12	16,322	> 4.00	20,403	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2019 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2019, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 10,500 and 13,250 restricted stock awards during 2019 and 2018, respectively and 15,540 and 28,700 as stock unit awards during 2019 and 2018, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.   As of June 30, 2019, 2,858 shares were issued pursuant to the ESPP.

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

During the six months ended June 30, 2019, the Company repurchased no shares. Since 1998, the Company has repurchased a total of 2,067,627 shares at a total price of approximately $70.5 million.  As of June 30, 2019, the Company is authorized per all repurchase programs to purchase approximately $6.2 million in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $75 million available in overnight federal fund lines, including $30 million from First Tennessee Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2019, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2019, the excess collateral at the FHLB would support approximately $524.6 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2019, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 12, 2019 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2019 and 2018 and December 31, 2018.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$651,807	$398,357	$219,989	$30,928	$2,533
Debt	30,930	—	—	—	30,930
Other borrowings	248,264	213,264	30,000	5,000	—
Operating leases	15,121	2,693	4,814	2,839	4,775
Supplemental retirement	499	74	100	100	225
	$946,621	$614,388	$254,903	$38,867	$38,463

For the six months ended June 30, 2019, net cash of $32.0 million and $48.2 million was provided from operating activities, and investing activities, respectively offset by $53.2 million used in financing activities. In total, cash and cash equivalents increased by $27.0 million since year-end 2018.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Unused commitments and lines of credit:
Commercial real estate	$126,921	$102,015
Commercial operating	260,099	298,657
Home equity	42,313	43,026
Other	98,528	110,226
Total	$527,861	$553,924
Standby letters of credit	$10,210	$10,183

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date:  August 5, 2019
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer