Form 10-Q
period 2019-09-30
FIRST MID BANCSHARES, INC.
filed 2019-11-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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

As of November 5, 2019, 16,665,284 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks:
Non-interest bearing	$98,584	$63,593
Interest bearing	8,722	77,142
Federal funds sold	923	665
Cash and cash equivalents	108,229	141,400
Certificates of deposit investments	5,360	7,569
Investment securities:
Available-for-sale, at fair value	736,698	692,274
Held-to-maturity, at amortized cost (estimated fair value of $69,492 and $67,909 at September 30, 2019 and December 31, 2018, respectively)	69,515	69,436
Loans held for sale	4,603	1,508
Loans	2,618,955	2,643,011
Less allowance for loan losses	(26,741)	(26,189)
Net loans	2,592,214	2,616,822
Interest receivable	17,749	16,881
Other real estate owned	4,348	2,534
Premises and equipment, net	59,724	59,117
Goodwill, net	104,992	105,277
Intangible assets, net	29,469	33,820
Bank owned life insurance	66,786	65,484
Right of use lease assets	12,544	—
Other assets	25,498	27,612
Total assets	$3,837,729	$3,839,734
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$596,518	$575,784
Interest bearing	2,392,407	2,412,902
Total deposits	2,988,925	2,988,686
Securities sold under agreements to repurchase	174,530	192,330
Interest payable	2,632	1,758
FHLB borrowings	80,862	119,745
Other borrowings	—	7,724
Junior subordinated debentures	29,126	29,000
Lease liabilities	12,557	—
Other liabilities	27,138	24,627
Total liabilities	3,315,770	3,363,870
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,272,899 and 17,219,012 shares in 2019 and 2018, respectively	71,092	70,876
Additional paid-in capital	295,534	293,937
Retained earnings	161,359	131,392
Deferred compensation	2,506	2,761
Accumulated other comprehensive income (loss)	9,422	(6,473)
Less treasury stock at cost, 609,804 shares in 2019 and 574,377 shares in 2018	(17,954)	(16,629)
Total stockholders’ equity	521,959	475,864
Total liabilities and stockholders’ equity	$3,837,729	$3,839,734
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$31,976	$28,850	$95,619	$75,219
Interest on investment securities	5,297	4,511	15,942	13,271
Interest on certificates of deposit investments	33	13	108	34
Interest on federal funds sold	4	2	11	5
Interest on deposits with other financial institutions	268	112	1,520	248
Total interest income	37,578	33,488	113,200	88,777
Interest expense:
Interest on deposits	5,174	2,217	14,492	5,149
Interest on securities sold under agreements to repurchase	196	72	671	196
Interest on FHLB borrowings	683	559	2,102	1,309
Interest on other borrowings	8	148	9	374
Interest on subordinated debentures	392	405	1,236	1,013
Total interest expense	6,453	3,401	18,510	8,041
Net interest income	31,125	30,087	94,690	80,736
Provision for loan losses	2,658	2,551	3,696	5,483
Net interest income after provision for loan losses	28,467	27,536	90,994	75,253
Other income:
Wealth management revenues	3,311	1,579	10,543	4,920
Insurance commissions	3,242	877	12,557	3,202
Service charges	2,091	2,009	5,852	5,447
Securities gains, net	51	—	323	901
Mortgage banking revenue, net	582	368	1,167	939
ATM / debit card revenue	2,173	1,979	6,391	5,443
Bank owned life insurance	439	342	1,316	933
Other	1,028	765	2,995	1,982
Total other income	12,917	7,919	41,144	23,767
Other expense:
Salaries and employee benefits	14,497	11,600	46,636	32,851
Net occupancy and equipment expense	4,377	3,530	13,375	10,308
Net other real estate owned expense	172	(61)	413	22
FDIC insurance	(87)	174	389	740
Amortization of intangible assets	1,373	838	4,552	2,059
Stationery and supplies	284	328	835	725
Legal and professional	1,215	1,071	3,713	3,925
Marketing and donations	523	468	1,458	1,253
Other	3,540	6,542	13,020	11,777
Total other expense	25,894	24,490	84,391	63,660
Income before income taxes	15,490	10,965	47,747	35,360
Income taxes	3,820	2,731	11,780	8,699
Net income	$11,670	$8,234	$35,967	$26,661
Per share data:
Basic net income per common share available to common stockholders	$0.70	$0.54	$2.16	$1.91
Diluted net income per common share available to common stockholders	0.70	0.54	2.15	1.90
Cash dividends declared per common share	—	—	0.36	0.34
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$11,670	$8,234	$35,967	$26,661
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(909) and $1,191 for three months ended September 30, 2019 and 2018, respectively and $(6,562) and $3,796 for nine months ended September 30, 2019 and 2018, respectively.	2,221	(2,919)	16,062	(9,289)
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(8) for both three months ended September 30, 2019 and 2018 and $(25) for both nine months ended September 30, 2019 and 2018.	21	20	62	60
Less: reclassification adjustment for realized gains included in net income, net of taxes of $15 and $0 for three months ended September 30, 2019 and 2018, respectively and $94 and $261 for nine months ended September 30, 2019 and 2018, respectively.	(36)	—	(229)	(640)
Other comprehensive income (loss), net of taxes	2,206	(2,899)	15,895	(9,869)
Comprehensive income	$13,876	$5,335	$51,862	$16,792

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended September 30, 2019 and 2018
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
(in thousands)			Retained Earnings			Treasury Stock
							Total
June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958
Net income	—	—	11,670	—	—	—	11,670
Other comprehensive income, net of tax	—	—	—	—	2,206	—	2,206
Cash dividends on common stock (.36/share)	—	—	1	—	—	—	1
Issuance of 2,230 common shares pursuant to Deferred Compensation Plan	9	66	—	—	—	—	75
Issuance of 1,976 common shares pursuant to the Employee Stock Purchase Plan	8	53	—	—	—	—	61
Purchase of 35,427 shares of treasury stock	—	—	—	—	—	(1,129)	(1,129)
Deferred Compensation	—	—	—	66	—	(66)	—
Vested restricted shares/units compensation expense	—	—	—	117	—	—	117
September 30, 2019	$71,092	$295,534	$161,359	$2,506	$9,422	$(17,954)	$521,959

June 30, 2018	$65,433	$250,433	$118,721	$2,403	$(9,274)	$(16,390)	$411,326
Net income	—	—	8,234	—	—	—	8,234
Other comprehensive loss, net of tax	—	—	—	—	(2,899)	—	(2,899)
Issuance of 1,779 common shares pursuant to Deferred Compensation Plan	7	66	—	—	—	—	73
Issuance of 8,000 common shares pursuant to the exercise of stock options	32	152	—	—	—	—	184
Adjustment to issuance of common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	—	(183)	—	—	—	—	(183)
Adjustment to issuance of common shares pursuant to capital raise	—	17	—	—	—	—	17
Deferred Compensation	—	—	—	68	—	(68)	—
Tax benefit related to deferred compensation distributions	—	(1)	—	—	—	—	(1)
Vested restricted shares/units compensation expense	—	—	—	82	—	—	82
September 30, 2018	$65,472	$250,484	$126,955	$2,553	$(12,173)	$(16,458)	$416,833

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the nine months ended September 30, 2019 and 2018
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
(in thousands)			Retained Earnings			Treasury Stock
							Total
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	35,967	—	—	—	35,967
Other comprehensive income, net of tax	—	—	—	—	15,895	—	15,895
Cash dividends on common stock (.36/share)	—	—	(6,000)	—	—	—	(6,000)
Issuance of 13,475 common shares pursuant to Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 9,628 common shares pursuant to Deferred Compensation Plan	39	284	—	—	—	—	323
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 4,834 common shares pursuant to the Employee Stock Purchase Plan	19	130	—	—	—	—	149
Purchase of 35,427 shares of treasury stock	—	—	—	—	—	(1,129)	(1,129)
Deferred Compensation	—	—	—	196	—	(196)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	363	—	—	363
September 30, 2019	$71,092	$295,534	$161,359	$2,506	$9,422	$(17,954)	$521,959

December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	26,661	—	—	—	26,661
Other comprehensive loss, net of tax	—	—	—	—	(9,869)	—	(9,869)
Cash dividends on common stock (.34/share)	—	—	(4,389)	—	—	—	(4,389)
Issuance of 14,626 common shares pursuant to Dividend Reinvestment Plan	59	474	—	—	—	—	533
Issuance of 7,121 common shares pursuant to Deferred Compensation Plan	28	249	—	—	—	—	277
Issuance of 13,250 restricted shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Issuance of 10,500 common shares pursuant to the exercise of stock options	42	200	—	—	—	—	242
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,527	—	—	—	—	61,103
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,214	—	—	—	—	34,003
Purchase of 2,588 shares of treasury stock	—	—	—	—	—	(95)	(95)
Deferred Compensation	—	—	—	(120)	—	120	—
Tax benefit related to deferred compensation distributions	—	160	—	—	—	—	160
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	594	—	(1,109)	—	—	(515)
Vested restricted shares/units compensation expense	—	—	—	242	—	—	242
September 30, 2018	$65,472	$250,484	$126,955	$2,553	$(12,173)	$(16,458)	$416,833
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$35,967	$26,661
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,696	5,483
Depreciation, amortization and accretion, net	8,189	5,431
Change in cash surrender value of bank owned life insurance	(1,316)	(933)
Stock-based compensation expense	381	242
Operating lease payments	(2,019)	—
Gains on investment securities, net	(323)	(901)
Loss (gain) on sales of repossessed assets, net	86	(62)
Loss on write down of premises and equipment	7	26
Gains on sale of loans held for sale, net	(978)	(796)
Increase in accrued interest receivable	(868)	(1,767)
Increase in accrued interest payable	1,117	541
Origination of loans held for sale	(68,022)	(48,214)
Proceeds from sale of loans held for sale	65,905	49,095
(Increase) decrease in other assets	1,230	575
Decrease in other liabilities	(896)	(8,941)
Net cash provided by operating activities	42,156	26,440
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,209	747
Proceeds from sales of securities available-for-sale	20,052	13,152
Proceeds from maturities of securities available-for-sale	89,643	40,476
Purchases of securities available-for-sale	(132,424)	(30,082)
Net decrease (increase) in loans	18,277	(99,308)
Purchases of premises and equipment	(3,313)	(1,765)
Proceeds from sales of other real property owned	700	1,490
Net cash provided by acquisition	—	10,323
Net cash used in investing activities	(4,856)	(64,967)
Cash flows from financing activities:
Net increase (decrease) in deposits	239	(8,866)
Increase in federal funds purchased	—	22,000
Decrease in repurchase agreements	(17,800)	(56,513)
Proceeds from FHLB advances	—	45,000
Repayment of FHLB advances	(39,000)	(15,000)
Repayment of long-term debt	(7,724)	(2,813)
Proceeds from issuance of common stock	470	36,519
Direct expenses related to capital transactions	—	(2,243)
Purchase of treasury stock	(1,129)	(95)
Dividends paid on common stock	(5,527)	(3,856)
Net cash (used in) provided by financing activities	(70,471)	14,133
Decrease in cash and cash equivalents	(33,171)	(24,394)
Cash and cash equivalents at beginning of period	141,400	88,879
Cash and cash equivalents at end of period	$108,229	$64,485

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,636	$7,243
Income taxes	11,541	7,919
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	2,635	224
Initial recognition of right-of-use assets	14,116	—
Initial recognition of lease liabilities	14,116	—
Dividends reinvested in common stock	473	533
Net tax benefit related to option and deferred compensation plans	56	160
Supplemental disclosure of purchase of capital stock of First Bank
Fair value of assets acquired		501,285
Consideration paid:
Cash paid		10,275
Common stock issued		61,350
Total consideration paid		71,625
Fair value of liabilities assumed		$429,660

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”) and First Mid Insurance Group, Inc. (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2019 and 2018, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2019 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019. The Company operates as a one-segment entity for financial reporting purposes.

The 2018 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

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

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During the nine months ended September 30, 2019, the company sold no shares of common stock under the program. As of September 30, 2019, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

Stock Repurchase Plan

On August 16, 2019, the Company adopted a repurchase plan under Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company implemented the repurchase plan in connection with its previously announced stock repurchase program. Under the repurchase plan, up to approximately $6.2 million worth of shares of the Company’s common stock may be repurchased. During the quarter, the Company repurchased approximately $1.1 million in common stock, or 35,427 shares.  The Company has approximately $5.1 million in remaining capacity under the plan. Although the Company adopted the repurchase plan, the Company may make discretionary repurchases in the open market or in privately negotiated transactions from time to time. The timing, manner, price and amount of any such repurchases will be determined by the Company at its discretion and will depend upon a variety of factors including economic and market conditions, price, applicable legal requirements and other factors.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 25,950 and 13,250 shares of restricted stock during 2019 and 2018, respectively and 15,540 and 28,700 restricted stock units during 2019 and 2018, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.  As of September 30, 2019, 4,834 shares were issued pursuant to the ESPP.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
September 30, 2019
Net unrealized gains on securities available-for-sale	$13,350
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(79)
Tax expense	(3,849)
Balance at September 30, 2019	$9,422

December 31, 2018
Net unrealized losses on securities available-for-sale	$(8,951)
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(166)
Tax benefit	2,644
Balance at December 31, 2018	$(6,473)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income				Affected Line Item in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Realized gains on available-for-sale securities	$51	$—	$323	$901	Securities gains, net
					(Total reclassified amount before tax)
	(15)	—	(94)	(261)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$36	$—	$229	$640	Net reclassified amount

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

Management has formed an internal committee to evaluate implementation steps and assess the impact ASU 2016-13 will have on the Company’s consolidated financial statements. The committee has assigned roles and responsibilities, key tasks to complete, and has established a general timeline for implementation. The Company engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13. The committee is currently focusing on data and model validation and began parallel processing with the existing allowance for loan losses model during the third quarter of 2019.The committee is currently focusing on evaluating the analysis output and refining the model assumptions.The committee is still evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements. In addition, the committee is contemplating required changes to current accounting policies, developing procedures and related controls, and determining required reporting disclosures.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month period ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$11,670,000	$8,234,000	$35,967,000	$26,661,000
Weighted average common shares outstanding	16,684,395	15,290,539	16,677,932	13,982,339
Basic earnings per common share	$0.70	$0.54	$2.16	$1.91

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$11,670,000	$8,234,000	$35,967,000	$26,661,000
Weighted average common shares outstanding	16,684,395	15,290,539	16,677,932	13,982,339
Dilutive potential common shares:
Assumed conversion of stock options	—	2,429	—	3,570
Restricted stock awarded	34,780	13,250	34,780	13,250
Dilutive potential common shares	34,780	15,679	34,780	16,820
Diluted weighted average common shares outstanding	16,719,175	15,306,218	16,712,712	13,999,159
Diluted earnings per common share	$0.70	$0.54	$2.15	$1.90

There were no shares not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2019 and 2018 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$165,765	$1,481	$(144)	$167,102
Obligations of states and political subdivisions	181,038	6,303	(11)	187,330
Mortgage-backed securities: GSE residential	373,267	5,832	(255)	378,844
Other securities	3,278	144	—	3,422
Total available-for-sale	$723,348	$13,760	$(410)	$736,698
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,515	$104	$(127)	$69,492

December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$201,380	$504	$(3,235)	$198,649
Obligations of states and political subdivisions	193,195	1,224	(1,840)	192,579
Mortgage-backed securities: GSE residential	304,372	486	(6,186)	298,672
Other securities	2,278	96	—	2,374
Total available-for-sale	$701,225	$2,310	$(11,261)	$692,274
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,436	$—	$(1,527)	$67,909

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross gains	$51	$—	$365	$941
Gross losses	—	—	(42)	(40)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2019 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$136,829	$30,273	$—	$—	$167,102
Obligations of state and political subdivisions	30,912	76,032	79,380	1,006	187,330
Mortgage-backed securities: GSE residential	1,887	355,026	21,931	—	378,844
Other securities	2,005	1,006	—	411	3,422
Total available-for-sale investments	$171,633	$462,337	$101,311	$1,417	$736,698
Weighted average yield	2.64%	2.82%	3.02%	3.07%	2.80%
Full tax-equivalent yield	2.83%	3.00%	3.94%	4.08%	3.09%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,510	$10,005	$—	$—	$69,515
Weighted average yield	1.83%	1.04%	—%	—%	1.72%
Full tax-equivalent yield	1.83%	1.04%	—%	—%	1.72%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2019.

Investment securities carried at approximately $662 million and $628 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,404	$(109)	$8,979	$(35)	$39,383	$(144)
Obligations of states and political subdivisions	4,945	(9)	643	(2)	5,588	(11)
Mortgage-backed securities: GSE residential	28,622	(66)	21,950	(189)	50,572	(255)
Total	$63,971	$(184)	$31,572	$(226)	$95,543	$(410)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,487	$(13)	$29,451	$(114)	$31,938	$(127)
December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,095	$(148)	$105,549	$(3,087)	$121,644	$(3,235)
Obligations of states and political subdivisions	38,782	(450)	42,741	(1,390)	81,523	(1,840)
Mortgage-backed securities: GSE residential	81,435	(1,150)	171,321	(5,036)	252,756	(6,186)
Total	$136,312	$(1,748)	$319,611	$(9,513)	$455,923	$(11,261)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,683	$(147)	$48,226	$(1,380)	$67,909	$(1,527)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2019 there were three available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $8,979,000 and unrealized losses of $35,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were twenty-three available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $105,549,000 and unrealized losses of $3,087,000 in a continuous unrealized loss position for twelve months or more. At September 30, 2019, there were five held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $29,451,000 and unrealized losses of $114,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were nine held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,226,000 and unrealized losses of $1,380,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2019, there were two obligations of states and political subdivisions with a fair value of $643,000 and unrealized losses of $2,000 in a continuous loss position for twelve months or more. At December 31, 2018, there were eighty-four obligations of states and political subdivisions with a fair value of $42,741,000 and unrealized losses of $1,390,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2019, there were fourteen mortgage-backed securities with a fair value of $21,950,000 and unrealized losses of $189,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were sixty-nine mortgage-backed securities with a fair value of $171,321,000 and unrealized losses of $5,036,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2019 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 (in thousands).

Accumulated Credit Losses
	September 30, 2019	September 30, 2018
Credit losses on trust preferred securities held
Beginning of period	$—	$1,111
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	(1,111)
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$—	$—

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in recovery of all of the book value of the security. The net proceeds exceeded the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2019 and December 31, 2018 follows (in thousands):

	September 30, 2019	December 31, 2018
Construction and land development	$69,153	$51,013
Agricultural real estate	230,068	232,409
1-4 Family residential properties	347,797	374,751
Multifamily residential properties	156,209	186,393
Commercial real estate	957,422	911,656
Loans secured by real estate	1,760,649	1,756,222
Agricultural loans	121,569	136,125
Commercial and industrial loans	543,976	559,120
Consumer loans	83,703	92,744
All other loans	119,305	113,925
Total Gross loans	2,629,202	2,658,136
Less: Loans held for sale	4,603	1,508
	2,624,599	2,656,628
Less:
Net deferred loan fees, premiums and discounts	5,644	13,617
Allowance for loan losses	26,741	26,189
Net loans	$2,592,214	$2,616,822

Net loans decreased $24.6 million as of September 30, 2019 compared to December 31, 2018. The primary reason for the decrease was due to seasonal paydowns in agriculture operating loans and declines in 1-4 Family residential properties, multifamily residential properties, and commercial and industrial loans due to higher payoffs of acquired loans. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At September 30, 2019, the Company’s loan portfolio included $351.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $270.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $16.9 million from $368.5 million at December 31, 2018 due to seasonal paydowns based upon timing of cash flow requirements. Loans concentrated in other grain farming decreased $5.6 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $126.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $264.7 million of loans to lessors of non-residential buildings, $289.0 million of loans to lessors of residential buildings and dwellings, and $116.6 million of loans to other gambling industries.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2019
Allowance for loan losses:
Balance, beginning of period	$20,663	$2,957	$1,649	$1,090	$—	26,359
Provision charged to expense	1,351	766	427	114	—	2,658
Losses charged off	(1,745)	(15)	(353)	(347)	—	(2,460)
Recoveries	56	—	55	73	—	184
Balance, end of period	$20,325	$3,708	$1,778	$930	$—	$26,741
Ending balance:
Individually evaluated for impairment	$400	$—	$480	$1	$—	881
Collectively evaluated for impairment	19,236	3,708	1,292	929	—	25,165
Acquired with deteriorated credit quality	689	—	6	—	—	695

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2018
Allowance for loan losses:
Balance, beginning of period	$18,663	$1,900	$554	$928	$—	$22,045
Provision charged to expense	1,197	247	942	165	—	2,551
Losses charged off	(439)	(93)	(181)	(133)	—	(846)
Recoveries	5	—	2	82	—	89
Balance, end of period	$19,426	$2,054	$1,317	$1,042	$—	$23,839
Ending balance:
Individually evaluated for impairment	$858	$—	$249	$1	$—	$1,108
Collectively evaluated for impairment	18,157	2,054	1,068	1,041	—	22,320
Acquired with deteriorated credit quality	411	—	—	—	—	411
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2019
Allowance for loan losses:
Balance, beginning of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Provision charged to expense	893	1,547	681	575	—	3,696
Losses charged off	(2,218)	(45)	(472)	(835)	—	(3,570)
Recoveries	94	9	65	258	—	426
Balance, end of period	$20,325	$3,708	$1,778	$930	$—	$26,741
Ending balance:
Individually evaluated for impairment	$400	$—	$480	$1	$—	$881
Collectively evaluated for impairment	19,236	3,708	1,292	929	—	25,165
Acquired with deteriorated credit quality	689	—	6	—	—	695
Loans:
Individually evaluated for impairment	$9,229	$104	$3,834	$138	$—	$13,305
Collectively evaluated for impairment	1,805,283	350,917	356,227	91,140	—	2,603,567
Acquired with deteriorated credit quality	5,021	—	1,665	—	—	6,686
Ending balance	$1,819,533	$351,021	$361,726	$91,278	$—	$2,623,558

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	3,467	405	1,211	400	—	5,483
Losses charged off	(715)	(93)	(836)	(397)	—	(2,041)
Recoveries	128	—	56	236	—	420
Balance, end of period	$19,426	$2,054	$1,317	$1,042	$—	$23,839
Ending balance:
Individually evaluated for impairment	$858	$—	$249	$1	$—	$1,108
Collectively evaluated for impairment	18,157	2,054	1,068	1,041	—	22,320
Acquired with deteriorated credit quality	411	—	—	—	—	411
Loans:
Individually evaluated for impairment	$14,924	$42	$2,708	$159	$—	$17,833
Collectively evaluated for impairment	1,605,717	312,145	381,012	69,048	—	2,367,922
Acquired with deteriorated credit quality	11,435	4	2,961	5	—	14,405
Ending balance	$1,632,076	$312,191	$386,681	$69,212	$—	$2,400,160
Year ended December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	6,070	548	1,447	602	—	8,667
Losses charged off	(1,227)	(93)	(886)	(787)	—	(2,993)
Recoveries	167	—	57	314	—	538
Balance, end of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Ending balance:
Individually evaluated for impairment	$1,816	$—	$225	$3	$—	$2,044
Collectively evaluated for impairment	18,514	2,197	1,270	929	—	22,910
Acquired with deteriorated credit quality	1,226	—	9	—	—	1,235
Loans:
Individually evaluated for impairment	$14,422	$32	$2,360	$166	$—	$16,980
Collectively evaluated for impairment	1,756,908	367,175	387,961	99,872	—	2,611,916
Acquired with deteriorated credit quality	13,411	4	2,205	3	—	15,623
Ending balance	$1,784,741	$367,211	$392,526	$100,041	$—	$2,644,519

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2019 and December 31, 2018 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$67,941	$49,794	$217,562	$221,047	$323,757	$352,583	$138,351	$163,845
Special Mention	418	471	10,260	7,805	5,584	5,526	5,619	8,144
Substandard	462	354	1,893	2,848	18,029	15,409	10,889	12,062
Doubtful	—	—	—	—	—	—	—	—
Total	$68,821	$50,619	$229,715	$231,700	$347,370	$373,518	$154,859	$184,051

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$923,345	$861,086	$113,116	$127,863	$527,005	$535,186	$81,828	$90,133
Special Mention	8,783	16,035	3,980	7,581	3,504	9,967	148	177
Substandard	22,542	29,729	4,554	433	13,428	11,858	1,198	1,206
Doubtful	322	—	—	—	—	—	—	—
Total	$954,992	$906,850	$121,650	$135,877	$543,937	$557,011	$83,174	$91,516

	All Other Loans		Total Loans
	2019	2018	2019	2018
Pass	$116,286	$110,352	$2,509,191	$2,511,889
Special Mention	2,754	3,010	41,050	58,716
Substandard	—	15	72,995	73,914
Doubtful	—	—	322	—
Total	$119,040	$113,377	$2,623,558	$2,644,519

The following table presents the Company’s loan portfolio aging analysis at September 30, 2019 and December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2019
Construction and land development	$—	$—	$—	$—	$68,821	$68,821	$—
Agricultural real estate	758	1,962	801	3,521	226,194	229,715	—
1-4 Family residential properties	4,848	1,131	4,509	10,488	336,882	347,370	—
Multifamily residential properties	47	—	1,292	1,339	153,520	154,859	—
Commercial real estate	674	—	2,946	3,620	951,372	954,992	—
Loans secured by real estate	6,327	3,093	9,548	18,968	1,736,789	1,755,757	—
Agricultural loans	459	137	307	903	120,747	121,650	—
Commercial and industrial loans	434	1,173	2,824	4,431	539,506	543,937	—
Consumer loans	423	100	193	716	82,458	83,174	—
All other loans	—	—	—	—	119,040	119,040	—
Total loans	$7,643	$4,503	$12,872	$25,018	$2,598,540	$2,623,558	$—
December 31, 2018
Construction and land development	$460	$43	$—	$503	$50,116	$50,619	$—
Agricultural real estate	—	804	—	804	230,896	231,700	—
1-4 Family residential properties	3,347	3,051	4,080	10,478	363,040	373,518	—
Multifamily residential properties	1,149	—	1,955	3,104	180,947	184,051	—
Commercial real estate	1,349	89	4,058	5,496	901,354	906,850	—
Loans secured by real estate	6,305	3,987	10,093	20,385	1,726,353	1,746,738	—
Agricultural loans	63	—	20	83	135,794	135,877	—
Commercial and industrial loans	1,417	10	3,902	5,329	551,682	557,011	—
Consumer loans	888	356	299	1,543	89,973	91,516	—
All other loans	697	—	—	697	112,680	113,377	—
Total loans	$9,370	$4,353	$14,314	$28,037	$2,616,482	$2,644,519	$—

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

The following tables present impaired loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$263	$263	$—	$2,559	$2,559	$14
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	5,499	5,696	486	4,565	4,952	234
Multifamily residential properties	2,556	2,556	—	4,465	4,465	—
Commercial real estate	6,039	6,643	928	12,517	12,804	1,553
Loans secured by real estate	14,357	15,158	1,414	24,106	24,780	1,801
Agricultural loans	104	688	—	36	504	—
Commercial and industrial loans	5,392	6,249	161	8,292	8,723	1,475
Consumer loans	138	138	1	169	171	3
Total loans	$19,991	$22,233	$1,576	$32,603	$34,178	$3,279
Loans without a specific allowance:
Construction and land development	$180	$180	$—	$48	$48	$—
Agricultural real estate	289	289	—	309	309	—
1-4 Family residential properties	3,676	4,051	—	3,680	4,769	—
Multifamily residential properties	—	—	—	7,597	7,597	—
Commercial real estate	1,533	1,284	—	983	1,201	—
Loans secured by real estate	5,678	5,804	—	12,617	13,924	—
Agricultural loans	752	169	—	631	163	—
Commercial and industrial loans	856	2,447	—	1,660	2,027	—
Consumer loans	521	716	—	471	1,006	—
All other loans	—	—	—	6	6	—
Total loans	$7,807	$9,136	$—	$15,385	$17,126	$—
Total loans:
Construction and land development	$443	$443	$—	$2,607	$2,607	$14
Agricultural real estate	289	289	—	309	309	—
1-4 Family residential properties	9,175	9,747	486	8,245	9,721	234
Multifamily residential properties	2,556	2,556	—	12,062	12,062	—
Commercial real estate	7,572	7,927	928	13,500	14,005	1,553
Loans secured by real estate	20,035	20,962	1,414	36,723	38,704	1,801
Agricultural loans	856	857	—	667	667	—
Commercial and industrial loans	6,248	8,696	161	9,952	10,750	1,475
Consumer loans	659	854	1	640	1,177	3
All other loans	—	—	—	6	6	—
Total loans	$27,798	$31,369	$1,576	$47,988	$51,304	$3,279

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	For the three months ended
	September 30, 2019		September 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$755	$8	$395	$22
Agricultural real estate	932	—	620	—
1-4 Family residential properties	9,521	21	7,574	137
Multifamily residential properties	1,559	14	3,164	126
Commercial real estate	6,232	43	11,932	188
Loans secured by real estate	18,999	86	23,685	473
Agricultural loans	852	1	752	—
Commercial and industrial loans	6,479	4	8,909	5
Consumer loans	698	—	234	—
All other loans	—	—	8	—
Total loans	$27,028	$91	$33,588	$478

	For the nine months ended
	September 30, 2019		September 30, 2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$765	$24	$167	$29
Agricultural real estate	935	—	182	—
1-4 Family residential properties	9,629	63	5,672	188
Multifamily residential properties	1,561	42	1,414	169
Commercial real estate	7,522	128	8,595	256
Loans secured by real estate	20,412	257	16,030	642
Agricultural loans	800	2	642	—
Commercial and industrial loans	7,897	7	8,109	7
Consumer loans	764	1	—	—
All other loans	—	—	—	—
Total loans	$29,873	$267	$24,781	$649

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remained on accrual status.  The balance of loans modified in troubled debt restructurings included in the impaired loans at September 30, 2019 stated above that were still accruing was $1,478,000 of 1-4 Family residential properties, $1,101,000 of commercial real estate, $131,000 of commercial and industrial, $59,000 of agricultural loans, and $5,000 of consumer. The balance of loans modified in a troubled debt restructurings at September 30, 2018 included in the impaired loans stated above that were still accruing was $1,908,000 of 1-4 family residential properties, $679,000 of commercial real estate, and $4,000 of consumer loans. For the nine months ended September 30, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as of September 30, 2019 and December 31, 2018 (in thousands). This table excludes performing troubled debt restructurings and purchased impaired loans.

	September 30, 2019	December 31, 2018
Construction and land development	$180	$377
Agricultural real estate	289	309
1-4 Family residential properties	7,631	5,762
Multifamily residential properties	1,437	2,105
Commercial real estate	4,324	8,457
Loans secured by real estate	13,861	17,010
Agricultural loans	797	667
Commercial and industrial loans	6,117	8,990
Consumer loans	654	625
All other loans	—	6
Total loans	$21,429	$27,298

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $915,000 and $1,096,000 for the nine months ended September 30, 2019 and 2018, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations with First Clover Leaf Bank during the third quarter of 2016, First Bank & Trust during the second quarter of 2018, and SCB during the fourth quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf Bank acquisition. The amount of these loans at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Construction and land development	$263	$2,558
Agricultural real estate	—	—
1-4 Family residential properties	1,665	2,206
Multifamily residential properties	2,289	3,891
Commercial real estate	2,469	6,946
Loans secured by real estate	6,686	15,601
Agricultural loans	—	4
Commercial and industrial loans	—	15
Consumer loans	—	3
Carrying amount	6,686	15,623
Allowance for loan losses	(695)	(1,235)
Carrying amount, net of allowance	$5,991	$14,388

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. As of

September 30, 2019, there were five loans with a change in expected cash flows and as a result, approximately $695,000 of provision was recorded and approximately $101,000 of provision reversed. As of December 31, 2018, subsequent changes in expected cash flows resulted in approximately $1,235,000 of provision recorded and approximately $65,000 of provision reversed.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2019 and December 31, 2018 was $5.9 million and $10.0 million, respectively.  There was $249,000 and $1,418,000 in specific reserves established with respect to these loans as of September 30, 2019 and December 31, 2018, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2019 and December 31, 2018 (in thousands).

Troubled debt restructurings:	September 30, 2019	December 31, 2018
1-4 Family residential properties	$1,979	$2,472
Commercial real estate	1,708	1,706
Loans secured by real estate	3,687	4,178
Agricultural loans	688	499
Commercial and industrial loans	1,431	5,112
Consumer loans	138	167
Total	$5,944	$9,956
Performing troubled debt restructurings:
1-4 Family residential properties	$1,478	$1,769
Commercial real estate	1,101	676
Loans secured by real estate	2,579	2,445
Agricultural Loans	59	—
Commercial and industrial loans	131	—
Consumer loans	5	6
Total	$2,774	$2,451

The following table presents loans modified as TDRs during the nine months ended September 30, 2019 and 2018, as a result of various modified loan factors (in thousands):

	September 30, 2019			September 30, 2018
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	1	$44	(b)(c)	15	$604	(b)(c)
Commercial real estate	3	1,462	(b)(c)(d)	1	437	(b)(d)
Loans secured by real estate	4	1,506		16	1,041
Agricultural loans	1	59	(b)	—	—
Commercial and industrial loans	4	131	(b)(c)(d)	2	99	(b)(c)
Consumer Loans	1	12	(c)	1	4	(b)(c)
Total	10	$1,708		19	$1,144

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2019. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2018.

The balance of real estate owned includes $4,348,000 and $2,534,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2019 and December 31, 2018, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $1,939,000 and $425,000 at September 30, 2019 and December 31, 2018, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,752	$3,760	$109,037	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	16,884	32,355	14,017
Other intangibles	16,029	3,600	16,029	2,648
	$160,151	$27,259	$160,436	$23,440

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

The following table provides a reconciliation of the purchase price paid for the acquisition of SCB and the amount of goodwill recorded (in thousands):

Purchase price (in excess of net book value)		$21,694
Purchase accounting adjustments:
Fair value of securities	$41
Fair value of loans, net	3,377
Fair value of OREO	345
Fair value of premises and equipment	(953)
Fair value of time deposits	(343)
Fair value of FHLB advances	(29)
Core deposit intangible	(7,269)
Customer list intangible	(12,298)
Other assets and other liabilities, net	13,786
		(3,343)
Resulting goodwill from acquisition		$18,351

During 2018, as part of the First Bank and SCB acquisitions, the Company acquired mortgage servicing rights valued at $1,558,000. There have been no mortgage servicing rights added during 2019. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2019, September 30, 2018 and December 31, 2018 (in thousands):

	September 30, 2019	September 30, 2018	December 31, 2018
Beginning Balance	$2,101	$844	$844
Mortgage servicing rights acquired during period	—	1,522	1,558
Mortgage servicing rights capitalized	—	7	7
Valuation reserve	(384)	—	—
Mortgage servicing rights amortized	(293)	(242)	(308)
I/O Strip	145	—	—
Ending Balance	$1,569	$2,131	$2,101

Total amortization expense for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Core deposit intangibles	935	669	$2,868	$1,680
Customer list intangibles	317	46	952	137
Mortgage servicing rights	121	123	732	242
	$1,373	$838	$4,552	$2,059

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/19-09/30/19	$4,552
Estimated amortization expense:
For period 10/01/19-12/31/19	1,396
For year ended 12/31/20	4,836
For year ended 12/31/21	4,192
For year ended 12/31/22	3,826
For year ended 12/31/23	3,510
For year ended 12/31/24	2,910

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2019 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $174.5 million at September 30, 2019, a decrease of $17.8 million from $192.3 million at December 31, 2018. The decrease during the first nine months of 2019 was primarily due to decreases in balances of customers due to changes in cash flow needs for their businesses. All of the transactions have overnight maturities with a weighted average rate of 0.60%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2019	December 31, 2018
US Treasury securities and obligations of U.S. government corporations & agencies	$93,338	$130,893
Mortgage-backed securities: GSE: residential	81,192	61,437
Total	$174,530	$192,330

FHLB borrowings were $81 million and $120 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 the advances were as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$167,102	$—	$167,102	$—
Obligations of states and political subdivisions	187,330	—	186,358	972
Mortgage-backed securities	378,844	—	378,844	—
Other securities	3,422	217	3,205	—
Total available-for-sale securities	$736,698	$217	$735,509	$972
Derivative liability:
Interest rate swap	$605	$—	$605	$—

December 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,649	$—	$198,649	$—
Obligations of states and political subdivisions	192,579	—	191,612	967
Mortgage-backed securities	298,672	—	298,672	—
Other securities	2,374	364	2,010	—
Total available-for-sale securities	$692,274	$364	$690,943	$967

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018 is summarized as follows (in thousands):

Trust Preferred Securities
	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$—	$—	$—	$2,548
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	18
Purchases, issuances, sales and settlements:			—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	(2,522)
Settlements	—	—	—	(44)
Ending balance	$—	$—	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Obligation of State and Political Subdivisions
	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$970	$—	$967	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:		—		—
Included in net income	2	—	5	—
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$972	$—	$972	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2019 was $9,388,000 and a fair value of $7,816,000 resulting in specific loss exposures of $1,572,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2019 was $4,348,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,007,000.

Mortgage Servicing Rights. As of September 30, 2019 , mortgage servicing rights had a carrying value of $1,808,000 and a fair value of $1,569,000 resulting in a valuation reserve of $239,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Impaired loans (collateral dependent)	$7,816	$—	$—	$7,816
Foreclosed assets held for sale	1,007	—	—	1,007
Mortgage servicing rights	1,569	—	—	1,569
December 31, 2018
Impaired loans (collateral dependent)	$16,437	$—	$—	$16,437
Foreclosed assets held for sale	836	—	—	836

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at September 30, 2019 and December 31, 2018 (in thousands).

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$7,816	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	1,007	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
Mortgage servicing rights	1,569	Third party valuations	Discount to reflect realizable value	9.5%	-	12.5%	(9.7%	)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$16,437	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	836	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Cash and due from banks	$107,306	$107,306	$107,306	$—	$—
Federal funds sold	923	923	923	—	—
Certificates of deposit investments	5,360	5,360	—	5,360	—
Available-for-sale securities	736,698	736,698	217	735,509	972
Held-to-maturity securities	69,515	69,492	—	69,492	—
Loans held for sale	4,603	4,603	—	4,603	—
Loans net of allowance for loan losses	2,592,214	2,537,394	—	—	2,537,394
Interest receivable	17,749	17,749	—	17,749	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	3,295	3,295	—	3,295	—
Financial Liabilities
Deposits	$2,988,925	$2,997,180	$—	$2,363,295	$633,885
Securities sold under agreements to repurchase	174,530	174,572	—	174,572	—
Interest payable	2,632	2,632	—	2,632	—
Federal Home Loan Bank borrowings	80,862	81,525	—	81,525	—
Junior subordinated debentures	29,126	23,893	—	23,893	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and due from banks	$140,735	$140,735	$140,735	$—	$—
Federal funds sold	665	665	665	—	—
Certificates of deposit investments	7,569	7,569	—	7,569	—
Available-for-sale securities	692,274	692,274	364	690,943	967
Held-to-maturity securities	69,436	67,909	—	67,909	—
Loans held for sale	1,508	1,508	—	1,508	—
Loans net of allowance for loan losses	2,616,822	2,541,037	—	—	2,541,037
Interest receivable	16,881	16,881	—	16,881	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,095	3,095	—	3,095	—
Financial Liabilities
Deposits	$2,988,686	$2,991,177	$—	$2,396,917	$594,260
Securities sold under agreements to repurchase	192,330	192,179	—	192,179	—
Interest payable	1,758	1,758	—	1,758	—
Federal Home Loan Bank borrowings	119,745	119,704	—	119,704	—
Other borrowings	7,724	7,724	—	7,724	—
Junior subordinated debentures	29,000	24,418	—	24,418	—

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the SCB acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by SCB
Assets
Cash and due from banks	$65,095	$—	$65,095
Investment Securities	97,545	(41)	97,504
Loans	255,429	(7,868)	247,561
Allowance for loan losses	(4,491)	4,491	—
Other real estate owned	783	(345)	438
Premises and equipment	10,115	953	11,068
Goodwill	6,745	11,606	18,351
Core deposit intangible	—	7,269	7,269
Other Intangibles	1,228	11,070	12,298
Other assets	24,858	(5,813)	19,045
Total assets acquired	$457,307	$21,322	$478,629
Liabilities
Deposits	$348,314	$(343)	$347,971
Securities sold under agreements to repurchase	21,180	—	21,180
FHLB advances	19,000	(29)	18,971
Other borrowings	7,724	—	7,724
Junior subordinated debentures	—	—	—
Other liabilities	15,477	—	15,477
Total liabilities assumed	411,695	(372)	411,323
Net assets acquired	$45,612	$21,694	$67,306

Consideration Paid
Cash			$19,046
Common Stock			48,260
Total consideration paid			$67,306

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the SCB acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Net interest income	$33,435	$90,803
Provision for loan losses	2,551	5,483
Non-interest income	11,285	36,754
Non-interest expense	30,460	81,108
Income before income taxes	11,709	40,966
Income tax expense	2,882	10,119
Net income	$8,827	$30,847

Earnings per share
Basic	$0.53	$2.01
Diluted	0.53	2.01

Basic weighted average shares outstanding	16,621,110	15,312,910
Diluted weighted average shares outstanding	16,636,789	15,329,730

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

The Company has recognized approximately $5.2 million, pre-tax, of acquisition costs for the First Bank acquisition. Of this amount, $172,000 was recognized during 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $(1,451,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the First Bank acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended	Nine months ended
	9/30/2018	9/30/2018
Net interest income	$30,087	$86,813
Provision for loan losses	2,551	5,683
Non-interest income	7,919	24,879
Non-interest expense	24,490	68,144
Income before income taxes	10,965	37,865
Income tax expense	2,731	9,356
Net income	$8,234	$28,509

Earnings per share
Basic	$0.54	$1.94
Diluted	0.54	1.94

Basic weighted average shares outstanding	15,290,539	14,704,888
Diluted weighted average shares outstanding	15,306,218	14,721,708

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

September 30, 2019
Operating lease right-of-use assets	$12,544
Operating lease liabilities	12,557
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	3.21%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$690
2020	2,623
2021	2,388
2022	2,085
2023	1,306
Thereafter	5,362
Total lease payments	14,454
Less imputed interest	(1,897)
Total lease liability	$12,557

The components of lease expense for the three and six months ended September 30, 2019 were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Operating lease cost	$466	$1,802
Short-term lease cost	221	266
Variable lease cost	103	741
Total lease cost	790	2,809
Income from subleases	(189)	(650)
Net lease cost	$601	$2,159

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

September 30, 2019
Operating cash flows from operating leases	$2,019

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

A summary of the Company's fair value hedge as of September 30, 2019, is as follows (in thousands):

	September 30, 2019
Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Pay Rate	Received Rate	Notional Amount	Estimated Value
Interest rate swap agreement	Other liabilities	9.7 years	4.5%	1 month LIBOR + 231.5bps	$9,731	$605

The effects of the fair value hedge on the Company's income statement during the three and nine months ended September 30, 2019 were as follows (in thousands):

		Three months ended September 30,	Nine months ended September 30,
Derivative	Location of Gain (Loss) on Derivative	2019	2019
Interest rate swap agreement	Interest income on loans	$(312)	$(605)

		Three months ended September 30,	Nine months ended September 30,
Derivative	Location of Gain (Loss) on Hedged Item	2019	2019
Interest rate swap agreement	Interest income on loans	$312	$605

As of September 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$9,126	$605

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2019 and 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Acquisitions

On May 1, 2018, the Company completed its acquisition of First Bank. Financial results for 2018 include the income and expenses of First Bank & Trust for the period May 1 through December 31, 2018. At the date of the acquisition, the fair value of First Bank's total assets was $501 million, including $363 million of loans. The fair value of First Bank's deposits was $386 million. Net income before taxes was positively impacted by $3,018,000 due to First Bank's purchase accounting net accretion and amortization expense of intangibles during 2018. For the nine months ended September 30, 2019, net income before taxes was positively impacted by $2.6 million due to purchase accounting net accretion and amortization related to First Bank. During 2018, the Company also incurred $5 million of pre-tax acquisition expenses related to the acquisition of First Bank, comprised primarily of legal, consulting and change-in-control costs. During the nine months ended September 30, 2019, pre-tax expenses related to this acquisition totaled $172,000.

On November 15, 2018, the Company completed its acquisition of SCB. Financial results for 2018 include the income and expenses of SCB for the period November 15 through December 31, 2018. At the date of the acquisition, the fair value of SCB's total assets was $479 million, including $248 million of loans. The fair value of SCB's deposits was $348 million. Net income before taxes was positively impacted by $462,000 due to SCB's purchase accounting net accretion and amortization expense of intangibles during 2018. For the nine months ended September 30, 2019, net income before taxes was positively impacted by $1.7 million due to purchase accounting net accretion and amortization related to SCB. During 2018, the Company also incurred $908,000 of pre-tax acquisition expenses related to the acquisition of SCB, comprised primarily of legal, consulting and change-in-control costs. During the nine months ended September 30, 2019, pre-tax expenses related to this acquisition totaled $2.7 million.

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

Net income was $35,967,000 and $26,661,000 for the nine months ended September 30, 2019 and 2018, respectively. Diluted net income per common share available to common stockholders was $2.15 and $1.90 for the nine months ended September 30, 2019 and 2018.

The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2019 and 2018, compared to the performance ratios for the year ended December 31, 2018:

	Nine months ended		Year ended
	September 30, 2019	September 30, 2018	December 31, 2018
Return on average assets	1.25%	1.14%	1.13%
Return on average common equity	9.60%	9.84%	9.59%
Average equity to average assets	13.03%	11.58%	11.77%

Total assets were $3.8 billion at September 30, 2019, compared to $3.8 billion as of December 31, 2018. From December 31, 2018 to September 30, 2019, cash and interest bearing deposits decreased $33.2 million, net loan balances decreased $24.6 million and investment securities increased $44.5 million. Net loan balances were $2.59 billion at September 30, 2019 compared to $2.62 billion at December 31, 2018.

Net interest margin, on a tax effected basis, defined as net interest income divided by average interest-earning assets, was 3.66% for the nine months ended September 30, 2019, down from 3.80% for the same period in 2018. This decrease was primarily due to higher costs of deposits and borrowings offset by higher yields on loans and investments, and accretion income from previous acquisitions. Net interest income before the provision for loan losses was $94.7 million compared to net interest income of $80.7 million for the same period in 2018. The increase in net interest income was primarily due to the growth in average earnings assets as a result of loans and investment securities acquired from First Bank and SCB partially offset by an increase in cost of deposits and borrowings.

Total non-interest income of $41.1 million increased $17.3 million or 73.1% from $23.8 million for the same period last year. Wealth management revenues increased $5.6 million, primarily due the addition of farm management and brokerage revenues from the SCB acquisition, insurance commissions increased approximately $9.4 million, primarily due to revenues from the acquisition of SCB, and revenue from ATM and debit cards increased $948,000 primarily due to an increase in electronic transactions from the acquisitions of First Bank & SCB.

Total non-interest expense of $84.4 million increased $20.7 million or 32.6% from $63.7 million for the same period last year. This increase was primarily due to costs associated with the acquisitions of First Bank and SCB.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2019 versus 2018
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$1,038	$13,954
Provision for loan losses	(107)	1,787
Other income, including securities transactions	4,998	17,377
Other expenses	(1,404)	(20,731)
Income taxes	(1,089)	(3,081)
Increase in net income	$3,436	$9,306

Credit quality is an area of importance to the Company. Total nonperforming loans were $24.2 million at September 30, 2019, compared to $27.9 million at September 30, 2018 and $29.8 million at December 31, 2018. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.4 million at September 30, 2019 compared to $2.1 million at September 30, 2018 and $2.6 million at December 31, 2018. The Company’s provision for loan losses for the nine months ended September 30, 2019 and 2018 was $3,696,000 and $5,483,000, respectively.  Total loans past due 30 days or more were 0.95% of loans at September 30, 2019 compared to 1.17% at September 30, 2018, and 1.06% of loans at December 31, 2018.  At September 30, 2019, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 67.0% of the loan portfolio as of September 30, 2019 and 66.1% as of December 31, 2018.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2019 and 2018 and December 31, 2018 was 14.39%, 13.73% and 12.76%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2019 and 2018 and December 31, 2018 was 15.30%, 14.62% and 13.63%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2019 and 2018 were $591 million and $481 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As a FDIC-insured institution First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates. The Company expensed $377,000 and $668,000 for this assessment during the first nine months of 2019 and 2018, respectively. During the third quarter of 2019, the First Mid Bank received a $257,000 credit for its June 30, 2019 assessment. This amount was reversed from previously accrued expense.

In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $12,000 and $72,000 during the first nine months of 2019 and 2018 for this assessment, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2019 and 2018 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,619,000 and $1,481,000 for 2019 and 2018, respectively were 3.59% at September 30, 2019 and 3.73% at September 30, 2018.

The Company’s average balances fully tax equivalent, interest income and interest expense and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2019 and 2018 in the following table (dollars in thousands):

:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$33,991	$268	3.13%	$22,426	$112	1.98%
Federal funds sold	921	4	1.72%	672	2	1.18%
Certificates of deposit investments	5,685	33	2.30%	2,605	13	1.98%
Investment securities
Taxable	638,628	3,958	2.48%	514,414	3,201	2.49%
Tax-exempt (Municipals)(TE)	186,962	1,695	3.63%	175,415	1,658	3.78%
Loans (Net of Unearned Income)(TE)	2,577,901	32,154	4.95%	2,375,303	29,019	4.85%
Total earning assets	3,444,088	38,112	4.39%	3,090,835	34,005	4.35%
Cash and due from banks	92,106			48,794
Premises and equipment	59,951			47,343
Other assets	248,392			184,508
Allowance for loan losses	(26,726)			(22,782)
Total assets	$3,817,811			$3,348,698
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,291,555	$1,803	0.55%	$1,232,282	$904	0.29%
Savings deposits	436,002	156	0.14%	401,731	147	0.15%
Time deposits	646,346	3,215	1.97%	514,004	1,166	0.90%
Total Interest Bearing Deposits	2,373,903	5,174	0.86%	2,148,017	2,217	0.41%
Securities sold under agreements to repurchase	150,026	196	0.52%	121,443	72	0.24%
FHLB advances	105,784	683	2.56%	100,897	559	2.20%
Fed Funds Purchased	1,247	8	2.55%	7,584	58	3.03%
Junior subordinated debt	29,098	392	5.34%	28,815	405	5.58%
Other debt	—	—	—%	10,622	90	3.36%
Total borrowings	286,155	1,279	1.77%	269,361	1,184	1.74%
Total interest-bearing liabilities	2,660,058	6,453	0.96%	2,417,378	3,401	0.56%
Non interest-bearing demand deposits	597,524		0.79%	504,274		0.46%
Other liabilities	44,126			10,984
Stockholders' equity	516,103			416,062
Total liabilities & equity	$3,817,811			$3,348,698
Net interest income		$31,659			$30,604
Net interest spread			3.43%			3.79%
Impact of non-interest bearing funds			0.17%			0.10%
TE Net yield on interest- earning assets			3.60%			3.89%
(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$75,779	$1,520	2.68%	$18,860	$248	1.76%
Federal funds sold	765	11	1.92%	599	5	1.17%
Certificates of deposit investments	6,583	108	2.19%	2,273	34	1.99%
Investment securities:
Taxable	622,849	11,863	2.54%	505,062	9,495	2.51%
Tax-exempt (1)	183,711	5,164	3.75%	169,896	4,779	3.75%
Loans net of unearned income (TE) (2)	2,588,061	96,153	4.97%	2,193,568	75,696	4.61%
Total earning assets	3,477,748	114,819	4.41%	2,890,258	90,257	4.17%
Cash and due from banks	77,066			47,745
Premises and equipment	59,576			43,333
Other assets	247,022			161,267
Allowance for loan losses	(26,902)			(22,458)
Total assets	$3,834,510			$3,120,145
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,303,735	$5,070	0.52%	$1,155,724	$2,036	0.24%
Savings deposits	438,450	463	0.14%	388,223	429	0.15%
Time deposits	641,911	8,959	1.87%	438,869	2,683	0.82%
Total Interest Bearing Deposits	2,384,096	14,492	0.81%	1,982,816	5,148	0.35%
Securities sold under agreements to repurchase	162,003	671	0.55%	143,707	196	0.16%
FHLB advances	111,145	2,102	2.53%	89,527	1,309	1.81%
Fed Funds Purchased	459	9	2.62%	4,883	93	1.95%
Junior subordinated debt	29,057	1,236	5.69%	26,858	1,013	4.74%
Other debt	2,440	—	—%	10,101	281	3.92%
Total borrowings	305,104	4,018	1.76%	275,076	2,892	1.41%
Total interest-bearing liabilities	2,689,200	18,510	0.92%	2,257,892	8,040	0.48%
Non interest-bearing demand deposits	602,968		0.75%	492,775		0.39%
Other liabilities	42,790			8,294
Stockholders' equity	499,552			361,184
Total liabilities & equity	$3,834,510			$3,120,145
Net interest income		$96,309			$82,217
Net interest spread			3.49%			3.69%
Impact of non-interest bearing funds			0.17%			0.11%
TE Net yield on interest- earning assets			3.66%			3.80%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2019, compared to the same periods in 2018 (in thousands):

	Three months ended September 30, 2019 compared to 2018 Increase / (Decrease)			Nine months ended September 30, 2019 compared to 2018 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$156	$73	$83	$1,272	$1,084	$188
Federal funds sold	2	1	1	6	2	4
Certificates of deposit investments	20	18	2	74	70	4
Investment securities:
Taxable	757	845	(88)	2,368	2,252	116
Tax-exempt (2)	37	107	(70)	385	388	(3)
Loans (2) (3)	3,135	2,525	610	20,457	14,263	6,194
Total interest income	4,107	3,569	538	24,562	18,059	6,503
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	899	46	853	3,034	300	2,734
Savings deposits	9	50	(41)	34	74	(40)
Time deposits	2,049	365	1,684	6,276	1,666	4,610
Securities sold under agreements to repurchase	124	21	103	475	23	452
FHLB advances	124	28	96	793	299	494
Federal Funds Purchased	(50)	(42)	(8)	(84)	(108)	24
Junior subordinated debt	(13)	24	(37)	223	65	158
Other debt	(90)	(45)	(45)	(281)	(121)	(160)
Total interest expense	3,052	447	2,605	10,470	2,198	8,272
Net interest income	$1,055	$3,122	$(2,067)	$14,092	$15,861	$(1,769)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

The tax effected net interest income increased $14.1 million, or 17.1%, to $96.3 million for the nine months ended September 30, 2019, from $82.2 million for the same period in 2018. Net interest income increased primarily due to the growth in average earning assets including loans and investments acquired from SCB and First Bank. The net interest margin decreased primarily due to a higher cost of deposits and borrowings offset by higher yields on loans and investments and additional accretion income from the acquisitions.

For the nine months ended September 30, 2019, average earning assets increased by $587.5 million, or 20.3%, and average interest-bearing liabilities increased $431.3 million or 19.1%, compared with average balances for the same period in 2018.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $56.9 million or 301.8%.

•	Average federal funds sold increased $0.2 million or 27.7%.

•	Average certificates of deposits investments increased $4.3 million or 189.6%

•	Average loans increased by $394.5 million or 18.0%.

•	Average securities increased by $131.6 million or 19.5%.

•	Average interest-bearing customer deposits increased by $401.3 million or 20.2%.

•	Average securities sold under agreements to repurchase increased by $18.3 million or 12.7%.

•	Average borrowings and other debt increased by $11.7 million or 8.9%.

•	Net interest margin decreased to 3.66% for the first nine months of 2019 from 3.80% for the first nine months of 2018.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2019 and 2018 was $3,696,000 and $5,483,000, respectively.  The decrease in provision expense was primarily due to a decrease in loan volume. Net charge-offs were $3,144,000 for the nine months ended September 30, 2019, compared to net charge offs of $1,621,000 for September 30, 2018.  Nonperforming loans were $24.2 million and $27.9 million as of September 30, 2019 and 2018, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Wealth management revenues	$3,311	$1,579	$1,732	$10,543	$4,920	$5,623
Insurance commissions	3,242	877	2,365	12,557	3,202	9,355
Service charges	2,091	2,009	82	5,852	5,447	405
Security gains, net	51	—	51	323	901	(578)
Mortgage banking revenue, net	582	368	214	1,167	939	228
ATM / debit card revenue	2,173	1,979	194	6,391	5,443	948
Bank Owned Life Insurance	439	342	97	1,316	933	383
Other	1,028	765	263	2,995	1,982	1,013
Total other income	$12,917	$7,919	$4,998	$41,144	$23,767	$17,377

Following are explanations of the changes in these other income categories for the three months ended September 30, 2019 compared to the same period in 2018:

•
Wealth management revenues increased $1,732,000 or 109.7% to $3,311,000 from $1,579,000 primarily due to increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts, and farm management and brokerage services and additional trust accounts added with the acquisition of SCB.

•	Insurance commissions increased $2,365,000 or 269.7% to $3,242,000 from $877,000 primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $82,000 or 4.1% to $2,091,000 from $2,009,000 primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the three months ended September 30, 2019 resulted in net securities gains of $51,000 compared to $0 during the three months ended September 30, 2018.

•
Mortgage banking income increased $214,000 or 58.2% to $582,000 from $368,000. The increase includes $55,000 for recovery in the valuation of FIrst Mid Bank's mortgage servicing rights. Loans sold balances were as follows:

•	$30.5 million (representing 230 loans) for the three months ended September 30, 2019

•	$19.9 million (representing 151 loans) for the three months ended September 30, 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $194,000 or 9.8% to $2,173,000 from $1,979,000 primarily due to an increase in electronic transactions from the SCB and First Bank acquisitions that occurred in the second and fourth quarters of 2018, respectively.

•	Bank owned life insurance income increased $97,000 or 28.4%. The Company acquired $13.6 million in bank owned life insurance from SCB acquisition in the fourth quarter of 2018.

•	Other income increased $263,000 or 34.4% to $1,028,000 from $765,000 primarily due to increases in miscellaneous fees and revenues from SCB and First Bank acquisitions.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2019 compared to the same period in 2018:

•
Wealth management revenues increased $5,623,000 or 114.3% to $10,543,000 from $4,920,000 primarily from increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts, and farm management and brokerage services and additional trust accounts added with the acquisition of SCB.

•	Insurance commissions increased $9,355,000 or 292.2% to $12,557,000 from $3,202,000 primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $405,000 or 7.4% to $5,852,000 from $5,447,000 primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of deposit transactions.

•	The sale of securities during the nine months ended September 30, 2019 resulted in net securities gains of $323,000 compared to $901,000 during the nine months ended September 30, 2018.

•
Mortgage banking income increased $228,000 or 24.3% to $1,167,000 from $939,000. The increase includes $55,000 for recovery in the valuation of FIrst Mid Bank's mortgage servicing rights. Loans sold balances were as follows:

•	$64.9 million (representing 500 loans) for the nine months ended September 30, 2019

•	$48.3 million (representing 373 loans) for the nine months ended September 30, 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $948,000 or 17.4% to $6,391,000 from $5,443,000 primarily due to an increase in electronic transactions from the First Bank and SCB acquisitions that occurred in the second and fourth quarters of 2018, respectively.

•
Bank owned life insurance income increased $383,000 or 41.1%. The Company acquired $8.6 million in bank owned life insurance from First Bank acquisition in the second quarter of 2018, and acquired $13.6 million in bank owned life insurance from SCB acquisition in the fourth quarter of 2018.

•	Other income increased $1,013,000 or 51.1% to $2,995,000 from $1,982,000 primarily due to increases in miscellaneous fees and revenues from SCB and First Bank acquisitions.

Other Expense

The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Salaries and employee benefits	$14,497	$11,600	$2,897	$46,636	$32,851	$13,785
Net occupancy and equipment expense	4,377	3,530	847	13,375	10,308	3,067
Net other real estate owned expense	172	(61)	233	413	22	391
FDIC insurance	(87)	174	(261)	389	740	(351)
Amortization of intangible assets	1,373	838	535	4,552	2,059	2,493
Stationery and supplies	284	328	(44)	835	725	110
Legal and professional	1,215	1,071	144	3,713	3,925	(212)
Marketing and donations	523	468	55	1,458	1,253	205
Other operating expenses	3,540	6,542	(3,002)	13,020	11,777	1,243
Total other expense	$25,894	$24,490	$1,404	$84,391	$63,660	$20,731

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2019 compared to the same period in 2018:

•
Salaries and employee benefits, the largest component of other expense, increased $2,897,000 or 25.0% to $14,497,000 from $11,600,000.  The increase is primarily due to additional employees from SCB acquisition in the fourth quarter of 2018, and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 830 and 686 full-time equivalent employees at September 30, 2019 and 2018, respectively.

•
Occupancy and equipment expense increased $847,000 or 24.0% to $4,377,000 from $3,530,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisitions of First Bank and SCB.

•
Net other real estate owned expense increased $233,000 or 382.0% to $172,000 from $(61,000). The increase in 2019 was primarily due to more losses on properties sold during 2019 than properties sold during 2018.

•
Expense for amortization of intangible assets increased $535,000 or 63.8% to $1,373,000 from $838,000 for the three months ended September 30, 2019 and 2018, respectively. The increase in 2019 was due to amortization of additional core deposit intangibles from the SCB acquisition, and customer list intangibles from the SCB acquisition.

•
Other operating expenses decreased $3,002,000 or 45.9% to $3,540,000 in 2019 from $6,542,000 in 2018 primarily due costs associated with the acquisitions of First Bank and SCB during the third quarter of 2018.

•
On a net basis, all other categories of operating expenses decreased $106,000 or 5.2% to $1,935,000 in 2019 from $2,041,000 in 2018.  The decrease is primarily due to decreases in FDIC insurance expense offset by an increase in legal and professional expenses. During the third quarter of 2019, the First Mid Bank received a $257,000 credit for it's June 30, 2019 assessment. The amount was reversed from the previously accrued expense.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2019 compared to the same period in 2018:

•
Salaries and employee benefits, the largest component of other expense, increased $13,785,000 or 42.0% to $46,636,000 from $32,851,000.  The increase is primarily due to additional employees from the First Bank acquisition in the second quarter of 2018, additional employees from SCB acquisition in the fourth quarter of 2018, and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 830 and 686 full-time equivalent employees at September 30, 2019 and 2018, respectively.

•
Occupancy and equipment expense increased $3,067,000 or 29.8% to $13,375,000 from $10,308,000. The increase was primarily due to increases maintenance and repair expense, rent expense, and building insurance related to the acquisitions of First Bank and SCB.

•
Net other real estate owned expense increased $391,000 or 1,777.3% to $413,000 from $22,000. The increase in 2019 was primarily due to more losses on properties sold during 2019 than properties sold during 2018.

•
Expense for amortization of intangible assets increased $2,493,000 or 121.1% to $4,552,000 from $2,059,000 for the nine months ended September 30, 2019 and 2018, respectively. The increase in 2019 was due to amortization of additional core deposit intangibles from the First Bank and SCB acquisitions, customer list intangibles from the SCB acquisition and a mortgage servicing rights impairment reserve recorded.

•
Other operating expenses increased $1,243,000 or 10.6% to $13,020,000 in 2019 from $11,777,000 in 2018 primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank.

•
On a net basis, all other categories of operating expenses decreased $248,000 or 3.7% to $6,395,000 in 2019 from $6,643,000 in 2018.  The decrease is primarily due to decreases in FDIC insurance expense offset by an increase in legal and professional expenses. During the third quarter of 2019, the First Mid Bank received a $257,000 credit for it's June 30, 2019 assessment. The amount was reversed from the previously accrued expense.

Income Taxes

Total income tax expense amounted to $11.8 million (24.7% effective tax rate) for the nine months ended September 30, 2019, compared to $8.7 million (24.6% effective tax rate) for the same period in 2018.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$235,280	2.30%	$270,816	2.38%
Obligations of states and political subdivisions	181,038	2.95%	193,195	2.94%
Mortgage-backed securities: GSE residential	373,267	2.83%	304,372	2.86%
Other securities	3,278	3.45%	2,278	3.58%
Total securities	$792,863	2.71%	$770,661	2.72%

At September 30, 2019, the Company’s investment portfolio increased by $22.2 million from December 31, 2018. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2019 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at September 30, 2019 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165,765	$167,102	$—	$167,102	$—	$—	$—	$—
Obligations of state and political subdivisions	181,038	187,330	17,139	119,576	48,506	504	—	1,605
Mortgage-backed securities (2)	373,267	378,844	1,056	—	—	—	—	377,788
Other securities	3,278	3,422	—	—	—	2,005	—	1,417
Total available-for-sale	$723,348	$736,698	$18,195	$286,678	$48,506	$2,509	$—	$380,810
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,515	$69,492	$—	$69,492	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Construction and land development	$68,821	2.6%	$50,619	1.9%
Agricultural real estate	229,715	8.8%	231,700	8.8%
1-4 Family residential properties	347,370	13.2%	373,518	14.1%
Multifamily residential properties	154,859	5.9%	184,051	7.0%
Commercial real estate	954,992	36.5%	906,850	34.2%
Loans secured by real estate	1,755,757	67.0%	1,746,738	66.0%
Agricultural loans	121,650	4.6%	135,877	5.1%
Commercial and industrial loans	543,937	20.7%	557,011	21.1%
Consumer loans	83,174	3.2%	91,516	3.5%
All other loans	119,040	4.5%	113,377	4.3%
Total loans	$2,623,558	100.0%	$2,644,519	100.0%

Gross loan balances decreased $21.0 million, or 0.79% primarily due to seasonal declines in agricultural loans of approximately $14.2 million and declines in commercial and industrial loans of approximately $13.1 million, 1-4 Family residential properties of approximately $26.1 million, multifamily residential properties of approximately $29.2 million primarily due to acquired loans becoming paid off offset by increases in commercial real estate of approximately $48.1 and construction and land development of approximately $18.2.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $4.6 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. The Company does not have any sub-prime mortgages or credit card loans outstanding which are also generally considered to be higher credit risk. The following table summarizes the loan portfolio geographically by branch region as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$571,541	21.8%	$571,909	21.7%
Sullivan region	384,431	14.7%	375,407	14.2%
Decatur region	592,009	22.5%	501,743	19.0%
Peoria region	410,991	15.7%	291,283	11.0%
Highland region	540,667	20.6%	518,881	19.6%
Southern region	123,919	4.7%	133,225	5.0%
Soy Capital Bank	—	—%	252,071	9.5%
Total all regions	$2,623,558	100.0%	$2,644,519	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2019 and 2018, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2019 and December 31, 2018, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$270,544	10.31%	$276,142	10.44%
Lessors of non-residential buildings	264,737	10.09%	250,495	9.47%
Lessors of residential buildings & dwellings	288,983	11.01%	289,169	10.93%
Hotels and motels	125,979	4.80%	129,216	4.89%
Other Gambling Industries	116,611	4.44%	105,959	3.98%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2019, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$24,989	$12,610	$31,222	$68,821
Agricultural real estate	16,689	77,149	135,877	229,715
1-4 Family residential properties	24,522	69,262	253,586	347,370
Multifamily residential properties	12,106	98,427	44,326	154,859
Commercial real estate	76,380	414,873	463,739	954,992
Loans secured by real estate	154,686	672,321	928,750	1,755,757
Agricultural loans	99,461	18,738	3,451	121,650
Commercial and industrial loans	199,575	261,322	83,040	543,937
Consumer loans	5,852	67,429	9,893	83,174
All other loans	12,696	32,162	74,182	119,040
Total loans	$472,270	$1,051,972	$1,099,316	$2,623,558

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2019, loans with maturities over one year consisted of approximately $1.6 billion in fixed rate loans and approximately $547 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Nonaccrual loans	$21,429	$27,298
Restructured loans which are performing in accordance with revised terms	2,774	2,451
Total nonperforming loans	24,203	29,749
Repossessed assets	4,442	2,595
Total nonperforming loans and repossessed assets	$28,645	$32,344
Nonperforming loans to loans, before allowance for loan losses	0.92%	1.12%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.09%	1.22%

The $5,869,000 decrease in nonaccrual loans during 2019 resulted from the net of $10,727,000 of loans put on nonaccrual status offset by $12,481,000 of loans becoming current or paid-off, $2,499,000 of loans transferred to other real estate and $1,616,000 of loans charged off.

The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$180	0.8%	$377	1.4%
Agricultural real estate	289	1.3%	309	1.1%
1-4 Family residential properties	7,631	35.7%	5,762	21.1%
Multifamily Residential properties	1,437	6.7%	2,105	7.7%
Commercial real estate	4,324	20.2%	8,457	31.1%
Loans secured by real estate	13,861	64.7%	17,010	62.4%
Agricultural loans	797	3.7%	667	2.4%
Commercial and industrial loans	6,117	28.5%	8,990	32.9%
Consumer loans	654	3.1%	625	2.3%
All Other Loans	—	—%	6	—%
Total loans	$21,429	100.0%	$27,298	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $915,000 and $1,096,000 for the nine months ended September 30, 2019 and 2018, respectively.

The $1,847,000 increase in repossessed assets during the first nine months of 2019 resulted from $2,863,000 of additional assets repossessed, $43,000 of write downs on assets held, and $973,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,922	43.3%	$1,513	58.2%
1-4 family residential properties	211	4.8%	583	22.5%
Multi-family residential properties	85	1.9%	—	—%
Commercial real estate	2,130	47.9%	438	16.9%
Total real estate	4,348	97.9%	2,534	97.6%
Commercial & industrial loans	—	—%	61	2.4%
Consumer loans	94	2.1%	—	—%
Total repossessed collateral	$4,442	100.0%	$2,595	100.0%

Repossessed assets sold during the first nine months of 2019 resulted in net losses of $99,000, of which $77,000 of net losses was related to real estate asset sales, $9,000 of net gains was related to other repossessed assets, and write downs of $31,000. Repossessed assets sold during the same period in 2018 resulted in net losses of $11,000, of which $23,000 of net losses was related to real estate asset sales and $12,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2019, the Company’s loan portfolio included $351.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $270.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $16.9 million from $368.5 million at December 31, 2018 while loans concentrated in other grain farming decreased $5.6 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $126.0 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $264.7 million of loans to lessors of non-residential buildings, $289.0 million of loans to lessors of residential buildings and dwellings, and $116.6 million of loans to other gambling industries.

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

Analysis of the allowance for loan losses as of September 30, 2019 and 2018, and of changes in the allowance for the three and nine month periods ended September 30, 2019 and 2018, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average loans outstanding, net of unearned income	$2,577,901	$2,375,303	$2,588,061	$2,193,568
Allowance-beginning of period	26,359	22,045	26,189	19,977
Charge-offs:
Real estate-mortgage	1,337	450	1,617	1,230
Commercial, financial & agricultural	776	263	1,118	414
Installment	193	27	450	110
Other	154	106	385	287
Total charge-offs	2,460	846	3,570	2,041
Recoveries:
Real estate-mortgage	62	2	74	58
Commercial, financial & agricultural	49	5	94	126
Installment	22	31	77	66
Other	51	51	181	170
Total recoveries	184	89	426	420
Net charge-offs (recoveries)	2,276	757	3,144	1,621
Provision for loan losses	2,658	2,551	3,696	5,483
Allowance-end of period	$26,741	$23,839	$26,741	$23,839
Ratio of annualized net charge-offs to average loans	0.35%	0.13%	0.16%	0.10%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.02%	0.99%	1.02%	0.99%
Ratio of allowance for loan losses to nonperforming loans	110%	85%	110%	85%

The ratio of allowance for loan losses to loans outstanding was 1.02% as of September 30, 2019 compared to 0.99% as of September 30, 2018. The ratio of the allowance for loan losses to nonperforming loans is 110% as of September 30, 2019 compared to 85% as of September 30, 2018.  The increase in this ratio is primarily due to a greater increase in the allowance for loan losses than the increase in non-performing loans at September 30, 2019 compared to September 30, 2018.
During the first nine months of 2019, the Company had net charge-offs of $3,144,000 compared to net charge-offs of $1,621,000 in 2018. During the first nine months of 2019, there were significant charge offs of six commercial real estate loans to four borrowers of $1,041,000 and one commercial operating loan to one borrower of $582,000 . During the first nine months of 2018 there were significant charge offs of one agricultural loan to one borrower of $93,000, one commercial real estate loan to one borrower of $169,000, three commercial loans to a single borrower of $257,000 and two residential real estate loans to two borrowers of $376,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018 (dollars in thousands):

	Nine months ended September 30, 2019		Nine months ended September 30, 2018		Year ended December 31, 2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$602,968	—%	$492,775	—%	$506,873	—%
Interest-bearing	1,303,735	0.52%	1,155,724	0.24%	1,194,089	0.28%
Savings	438,450	0.14%	388,223	0.15%	395,028	0.15%
Time deposits	641,911	1.87%	438,869	0.82%	473,043	0.99%
Total average deposits	$2,987,064	0.65%	$2,475,591	0.28%	$2,569,033	0.33%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018 (in thousands):

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Year ended December 31, 2018
High month-end balances of total deposits	$3,046,212	$2,670,864	$3,017,035
Low month-end balances of total deposits	2,945,040	2,208,941	2,208,941

During the first nine months of 2019, the average balance of deposits increased by $418.0 million from the average balance for the year ended December 31, 2018. Average non-interest bearing deposits increased by $96.1 million, average interest-bearing balances increased by $109.6 million, savings account balances increased $43.4 million and balances of time deposits increased $168.9 million. The increases were primarily due to the result of deposit balances acquired in the acquisitions of First Bank during the second quarter of 2018 and SCB during the fourth quarter of 2018 that were held for the full nine months of 2019.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
3 months or less	$56,027	$44,898
Over 3 through 6 months	78,675	49,476
Over 6 through 12 months	103,052	78,567
Over 12 months	130,983	155,071
Total	$368,737	$328,012

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2019 and December 31, 2018 is presented below (dollars in thousands):

	September 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$174,530	$192,330
Federal Home Loan Bank advances:
Fixed term – due in one year or less	56,000	29,000
Fixed term – due after one year	24,862	90,745
Debt:
Debt due after one year	—	7,724
Junior subordinated debentures	29,126	29,000
Total	$284,518	$348,799
Average interest rate at end of period	1.64%	1.30%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$191,557	$192,330
Federal funds purchased	5,000	22,000
Federal Home Loan Bank advances:
FHLB-Overnight	25,000	30,000
Fixed term – due in one year or less	66,000	29,000
Fixed term – due after one year	54,932	101,745
Debt:
Debt due after one year	6,549	10,313
Junior subordinated debentures	29,126	30,221
Averages for the period (YTD):
Securities sold under agreements to repurchase	$162,003	$140,622
Federal funds purchased	459	3,794
Federal Home Loan Bank advances:
FHLB-overnight	4,597	9,434
Fixed term – due in one year or less	53,945	16,510
Fixed term – due after one year	52,603	71,757
Debt:
Loans due in one year or less	—	548
Loans due after one year	2,440	9,555
Junior subordinated debentures	29,057	27,391
Total	$305,104	$279,611
Average interest rate during the period	1.75%	1.52%

Securities sold under agreements to repurchase decreased $17.8 million during the first nine months of 2019 primarily due to the seasonal declines in balances and cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.

At September 30, 2019 the fixed term advances consisted of $81 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of September 30, 2019. This loan was renewed on April 12, 2019 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at September 30, 2019 and 2018 and December 31, 2018.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  On October 7, 2019, these trust preferred securities were redeemed, along with $310,000 in common securities issued by Trust I and held by the Company, as a result of the concurrent redemption of 100% of the Company's junior subordinated debentures due 2034 and held by Trust I, which supported the trust preferred securities. The redemption price for the junior subordinated debentures was equal to 100% of the principal amount plus accrued interest, if any, up to, but not including, the redemption date of October 7, 2019. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate liquidation amount of the trust preferred securities plus accumulated but unpaid distributions up to but not including the redemption date. The redemption was made pursuant to the optional redemption provisions of the underlying indenture.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 3.72% and 4.39% at September 30, 2019 and December 31, 2018, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.97% and 4.64% at September 30, 2019 and December 31, 2018, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (3.82% and 4.49% at September 30, 2019 and December 31, 2018, respectively) and resets quarterly.

The trust preferred securities issued by Trust I (prior to redemption), Trust II, CLST I and FBTCST I are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2019 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$9,645	$—	$—	$—	$—	$—	$9,645	$9,645
Certificates of deposit investments	3,400	245	1,470	245	—	—	5,360	5,360
Taxable investment securities	204,203	115,507	94,539	85,320	35,165	85,360	620,094	620,071
Nontaxable investment securities	692	27,913	20,206	16,282	11,675	76,351	153,119	186,119
Loans	1,001,426	462,255	403,882	356,816	290,869	108,310	2,623,558	2,537,394
Total	$1,219,366	$605,920	$520,097	$458,663	$337,709	$270,021	$3,411,776	$3,358,589
Interest-bearing liabilities:
Savings and NOW accounts	$333,296	$114,370	$114,370	$114,370	$114,370	$540,484	$1,331,260	$1,331,260
Money market accounts	296,355	21,675	21,675	21,675	21,675	52,462	435,517	435,517
Other time deposits	416,124	134,143	44,285	18,658	12,295	125	625,630	633,885
Short-term borrowings/debt	174,530	—	—	—	—	—	174,530	174,572
Long-term borrowings/debt	84,988	10,000	10,000	5,000	—	—	109,988	105,418
Total	$1,305,293	$280,188	$190,330	$159,703	$148,340	$593,071	$2,676,925	$2,680,652
Rate sensitive assets – rate sensitive liabilities	$(85,927)	$325,732	$329,767	$298,960	$189,369	$(323,050)	$734,851
Cumulative GAP	(85,927)	239,805	569,572	868,532	1,057,901	734,851
Cumulative amounts as % of total Rate sensitive assets	(2.5)%	9.5%	9.7%	8.8%	5.6%	(9.5)%
Cumulative Ratio	(2.5)%	7.0%	16.7%	25.5%	31.0%	21.5%

The static GAP analysis shows that at September 30, 2019, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2019, the Company’s stockholders' equity increased $46 million, or 9.7%, to $522 million from $476 million as of December 31, 2018. During the first nine months of 2019, net income contributed $36.0 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $15.9 million, net of tax.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2019 and December 31, 2018, the Company and First Mid Bank met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital (to risk-weighted assets)
Company	$447,296	15.30%	$306,952	> 10.50%	N/A	N/A
First Mid Bank	409,418	14.08	305,346	> 10.50	$290,806	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	420,555	14.39	248,485	> 8.50	N/A	N/A
First Mid Bank	382,677	13.16	247,185	> 8.50	232,645	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	391,429	13.39	204,635	> 7.00	N/A	N/A
First Mid Bank	382,677	13.16	203,564	> 7.00	189,024	> 6.50
Tier 1 Capital (to average assets)
Company	420,555	11.38	147,868	> 4.00	N/A	N/A
First Mid Bank	382,677	10.40	147,125	> 4.00	183,906	> 5.00
December 31, 2018
Total Capital (to risk-weighted assets)
Company	$412,879	13.63%	$299,148	> 9.875%	N/A	N/A
First Mid Bank	350,361	12.85	269,171	> 9.875	$272,578	> 10.00%
Soy Capital Bank	45,387	14.33	31,283	> 9.875	31,679	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	386,690	12.76	238,561	> 7.875	N/A	N/A
First Mid Bank	324,172	11.89	214,655	> 7.875	218,063	> 8.00
Soy Capital Bank	45,387	14.33	24,947	> 7.875	25,343	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	357,690	11.81	193,121	> 6.375	N/A	N/A
First Mid Bank	324,172	11.89	173,769	> 6.375	177,176	> 6.50
Soy Capital Bank	45,387	14.33	20,195	> 6.375	20,591	> 6.50
Tier 1 Capital (to average assets)
Company	386,690	11.15	138,765	> 4.00	N/A	N/A
First Mid Bank	324,172	9.92	130,716	> 4.00	163,396	> 5.00
Soy Capital Bank	45,387	11.12	16,322	> 4.00	20,403	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2019 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2019, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 25,950 and 13,250 restricted stock awards during 2019 and 2018, respectively and 15,540 and 28,700 as stock unit awards during 2019 and 2018, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.   As of September 30, 2019, 4,834 shares were issued pursuant to the ESPP.

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

On August 16, 2019, the Company adopted a repurchase plan under Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company implemented the repurchase plan in connection with its previously announced stock repurchase program. Under the repurchase plan, up to approximately $6.2 million worth of shares of the Company’s common stock may be repurchased. During the quarter, the Company repurchased approximately $1.1 million in common stock, or 35,427 shares. Since 1998, the Company has repurchased a total of 2,103,054 shares at a total price of approximately $71.6 million. The Company has approximately $5.1 million in remaining capacity under the plan.

Although the Company adopted the repurchase plan, the Company may make discretionary repurchases in the open market or in privately negotiated transactions from time to time. The timing, manner, price and amount of any such repurchases will be determined by the Company at its discretion and will depend upon a variety of factors including economic and market conditions, price, applicable legal requirements and other factors.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Tennessee Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2019, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2019, the excess collateral at the FHLB would support approximately $536.5 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2019, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 and $10 million in available funds.  This loan was renewed on April 12, 2019 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2019 and 2018 and December 31, 2018.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$625,630	$416,124	$178,428	$30,953	$125
Debt	30,930	—	—	—	30,930
Other borrowings	255,530	230,530	20,000	5,000	—
Operating leases	14,479	2,654	4,730	2,489	4,606
Supplemental retirement	482	62	100	100	220
	$927,051	$649,370	$203,258	$38,542	$35,881

For the nine months ended September 30, 2019, net cash of $42.2 million was provided by operating activities offset by $70.5 million and $4.9 million used in financing activities and investing activities, respectively. In total, cash and cash equivalents decreased by $33.2 million since year-end 2018.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Unused commitments and lines of credit:
Commercial real estate	$147,400	$102,015
Commercial operating	299,545	298,657
Home equity	39,452	43,026
Other	94,285	110,226
Total	$580,682	$553,924
Standby letters of credit	$9,844	$10,183

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	0	$0.00	0	$6,238,000
August 1, 2019 - August 31, 2019	29,462	$31.87	29,462	$5,299,000
September 1, 2019 - September 30, 2019	5,965	$31.88	5,965	$5,108,000
Total	35,427	$31.88	35,427	$5,108,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date:  November 5, 2019
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer