Form 10-K
period 2019-12-31
FIRST MID BANCSHARES, INC.
filed 2020-03-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $504,670,241.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 6, 2020, 16,698,680 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2019 Annual Meeting of Shareholders to be held on April 29, 2020      III

PART I

ITEM 1.	BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), formerly known as First Mid-Illinois Bancshares, Inc., is a financial holding company.  The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”).  The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”).  The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”).  The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. In addition, the Company also wholly owns three statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), and FBTC Statutory Trust I ("FBTCST I"), all of which are unconsolidated subsidiaries of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992, and subsequently changed its name to First Mid Bank & Trust, N.A. in 2019. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:

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

In 2002, the Company acquired all of the outstanding stock of The Checkley Agency, Inc., an insurance agency located in Mattoon.

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

On December 1, 2015 First Mid Insurance acquired Illiana Insurance Agency, LTD ("Illiana"), an insurance agency based in Philo, Illinois.

On November 13, 2019, First Mid Insurance acquired Gentry-Couch, Inc. ("Couch"), an insurance agency based in Carterville, Illinois.

Employees

The Company and its subsidiaries collectively employed 827 people on a full-time equivalent basis as of December 31, 2019.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of experience, technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking through First Mid Bank, wealth management through First Mid Wealth Management Company, and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 83% of the Company’s total revenues.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile, health, life and other types of personal lines insurance to individuals. All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers.  Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Vision Statement. The Company’s vision statement is to be a nimble, independent, community-focused financial organization committed to quality and growth for the benefit of all stakeholders.
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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $409 million at December 31, 2015 to $996 million at December 31, 2019.  Of this increase, approximately $20 million was the result of the acquisition of the ONB Branches in the third quarter of 2015, $156 million was the result of the acquisition of First Clover Leaf in the third quarter of 2016, $55 million was the result of the acquisition of First Bank during the second quarter of 2018, and $50 million was the result of the acquisition of Soy Capital Bank during the fourth quarter of 2018. Approximately 63% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2019. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as , farm management and brokerage services.  The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant oversight from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $61.7 million at December 31, 2019. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $2.7 million (0.15% of total loans) over the past five years. Nonperforming loans were $27.8 million (1.03% of total loans) at December 31, 2019.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2019, the Company’s net interest margin on a tax-effected basis decreased to 3.64% from 3.79% in 2018 primarily due to less accretion income and higher funding costs in a more competitive and challenging interest rate environment.

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

During 2019, First Mid Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Clark, Coles, Cumberland, Dewitt, Douglas, Edgar, Effingham, Jackson, Jefferson, Kankakee, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson and in Missouri, St. Louis county.  Each branch primarily serves the community in which it is located.  First Mid Bank served thirty-seven different communities with sixty-four separate locations in Illinois, 1 location in Missouri, and a loan production office in Indiana.

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

At-The-Market Program

On August 16, 2017, the Company entered into a Sales Agency Agreement, pursuant to which the Company may sell, from time to time, up to an aggregate of $20 million of its common stock. Shares of common stock are offered pursuant to the Company's shelf registration statement filed within the SEC. During 2018 and 2019, the company sold no shares of common stock under the program. During the twelve months ended December 31, 2017, the company sold 98,710 shares of common stock at the weighted average price of approximately $35.13, representing gross proceeds of $3.47 million and net proceeds of $3.4 million. As of December 31, 2019 and 2018, approximately $16.53 million of common stock remained available for issuance under the At The Market program.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.   As of December 31, 2019, 8,899 shares were issued pursuant to ESPP.

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

•
After a three-year phase-in period which began January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital.  Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as First Mid Bank, will continue to count as Tier 1 capital.

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

The final rule included new risk-based capital and leverage ratios, which were phased in from 2015 to 2019, and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and First Mid Bank beginning in 2015 were: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk weighted assets and increased by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

The final rule also made three changes to the proposed rule of June 2012 that impacted the Company. First, the proposed rule required banking organizations to include accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital. AOCI includes accumulated unrealized gains and losses on certain assets and liabilities that have not been included in net income. Under existing general risk-based capital rules, most components of AOCI are not included in a banking organization's regulatory capital calculations. The final rule allowed community banking organizations to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company made this election.

Second, the proposed rule modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposure into two categories in order to determine the applicable risk weight. The final rule, however, retained the existing treatment for residential mortgage exposures under the general risk-based capital rules.

Third, the proposed rule required banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, such as the Company, to phase out over ten years any trust preferred securities and cumulative perpetual preferred securities from its Tier 1 capital regulatory capital. The final rule, however, permanently grandfathered into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies for 2019, which include the full phase in of the capital conservation buffer:  a total capital to total risk-based capital ratio of not less than 10.50%, a Tier 1 risk-based ratio of not less than 8.50%, a common equity Tier 1 capital ratio of not less than 7.00%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2019, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.74%, a Tier 1 risk-based ratio of 14.79%, a common equity Tier 1 capital ratio of 14.12% and a leverage ratio of 11.20%.

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

First Mid Bank

General.  First Mid Bank is a national bank, chartered under the National Bank Act.  The FDIC insures the deposit accounts of the Bank.  The Bank is a member of the Federal Reserve System and are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national bank, the Illinois Department of Financial and Professional Regulation, Division of Banking (the "IDFPR"), as the primary regulator of Illinois chartered banks, and the FDIC, as administrator of the deposit insurance fund.

Deposit Insurance. As an FDIC-insured institution, banks are required to pay deposit insurance premium assessments to the FDIC. A number of requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent. Because the reserve ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under the FDIC regulations:

•	Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018.

•
Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.

On August 20, 2019, the FDIC Board approved a Notice of Proposed Rulemaking which amended the Small Bank Credits regulation to permit credit usage when the reserve ratio is at least 1.35 percent (rather than 1.38%). Additionally, after eight quarters of credit usage, the FDIC would remit the remaining full nominal value to each bank. Eligible banks were notified in January 24, 2019 with a preliminary estimate of their share of small bank assessment credits. First Mid Bank’s Small Bank Credit was $931,853.

The Deposit Insurance Fund Reserve Ratio as of June 30, 2019 was 1.40 percent and therefore, Small Bank Assessment Credits were applied to second quarter assessment invoices (paid in September 2019). As a result, First Mid Bank received a credit of $256,944. The Deposit Insurance Fund Reserve Ratio as of September 30, 2019 was 1.41 percent and therefore, Small Bank Assessment Credits were also applied to third quarter assessment invoices (paid in December 2019). As a result, First Mid Bank received a credit of $254,705. These amounts were reversed from previously accrued expense. First Mid Bank has a remaining Small Bank Assessment Credit of $420,204 as of December 31, 2019.
The Company expenses $206,000, $967,000 and $779,000 for its insurance assessment during 2019, 2018 and 2017 respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $12,000, $92,000 and $126,000 for this assessment during 2019, 2018 and 2017, respectively.
OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2019, 2018, and 2017 the Company expensed supervisory fees totaling $620,000, $596,000, and $582,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of the bank.

Capital Requirements.  The banking regulators has established the following minimum capital standards for banks for 2019, which include the full phase in of the capital conservation buffer in a total capital to total risk-based capital ratio of not less than 10.50%, a Tier 1 risk-based ratio of not less than 8.50%, a common equity Tier 1 capital ratio of not less than 7.00%, and a Tier 1 leverage ratio of not less than 4.00%.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2019, First Mid Bank and Soy Capital Bank were not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.65%, Tier 1 risk-based ratio was 13.69%, common equity Tier 1 ratio was 13.69% and leverage ratio was 10.37%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2019.  As of December 31, 2019, approximately $36.5 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC or IDFPR may prohibit the payment of any dividends if the OCC or IDFPR, as applicable, determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (60)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (51)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (45)	Executive Vice President and Chief Financial Officer
Eric S. McRae (54)	Executive Vice President
Bradley L. Beesley (48)	Executive Vice President
Laurel G. Allenbaugh (59)	Executive Vice President
Clay M. Dean (45)	Executive Vice President
Amanda D. Lewis (40)	Executive Vice President
David Hiden (57)	Senior Vice President
Christopher L. Slabach (57)	Senior Vice President
Rhonda Gatons (48)	Senior Vice President
Jason Crowder (49)	Senior Vice President

Joseph R. Dively, age 60, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 51, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 45, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Eric S. McRae, age 54, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since January 2017. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 48, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 59, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Clay M. Dean, age 45, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 40, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

David Hiden, age 57, has been Senior Vice President, Chief Information Officer of the Company since July 2018.

Christopher L. Slabach, age 57, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Rhonda Gatons, age 48, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Jason Crowder, age 49. has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $1.8 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2019. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2019, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2019. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS for its data processing and by First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-six counties throughout Illinois and one Missouri county.  Of the sixty-three other banking offices operated by First Mid Bank, forty-four are owned and nineteen are leased from non-affiliated third parties. First Mid Bank also has a loan production office in metro Indianapolis.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2019 was $59.5 million.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company’s common stock was held by approximately 995 shareholders of record as of December 31, 2019 and is included for quotation on the NASDAQ Stock Market, LLC under the trading symbol "FMBH".

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

The following table summarizes share repurchase activity for the fourth quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2019 – October 31, 2019	—	—	—	$5,108,000
November 1, 2019 – November 30, 2019	—	—	—	5,108,000
December 1, 2019 – December 31, 2019	4,599	$35.51	4,599	4,945,000
Total	4,599	$35.51	4,599	$4,945,000

All of the repurchase activity that occurred during the fourth quarter of 2019 resulted from shares withheld to cover taxes on employee stock vesting. In total, the Company repurchased 40,026 shares at an average price of $32.29 per share during 2019. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2019	2018	2017	2016	2015
Summary of Operations
Interest income	$149,721	$124,565	$99,555	$75,496	$59,251
Interest expense	24,047	12,827	6,482	4,292	3,499
Net interest income	125,674	111,738	93,073	71,204	55,752
Provision for loan losses	6,433	8,667	7,462	2,826	1,318
Other income	56,017	35,414	30,336	26,912	20,544
Other expense	111,992	89,980	74,221	61,510	49,248
Income before income taxes	63,266	48,505	41,726	33,780	25,730
Income tax expense	15,323	11,905	15,042	11,940	9,218
Net income	47,943	36,600	26,684	21,840	16,512
Dividends on preferred shares	—	—	—	825	2,200
Net income available to common stockholders	$47,943	$36,600	$26,684	$21,015	$14,312
Per Common Share Data
Basic earnings per share	$2.88	$2.53	$2.13	$2.07	$1.84
Diluted earnings per share	2.87	2.52	2.13	2.05	1.81
Dividends declared per share	0.76	0.70	0.66	0.62	0.59
Book value per common share	31.58	28.57	24.32	22.51	21.01
Tangible Book Value per common share	23.59	20.22	18.73	16.84	15.09
Capital Ratios
Total capital to risk-weighted assets	15.74%	13.63%	12.70%	12.79%	14.25%
Tier 1 capital to risk-weighted assets	14.79%	12.76%	11.83%	11.99%	13.23%
Common equity tier 1 ratio	14.12%	11.81%	10.78%	10.86%	9.92%
Tier 1 capital to average assets	11.20%	11.15%	9.91%	9.19%	9.20%
Financial Ratios
Net interest margin (TE)	3.64%	3.79%	3.70%	3.39%	3.37%
Return on average assets	1.25%	1.13%	0.94%	0.94%	0.91%
Return on average common equity	9.49%	9.59%	8.92%	9.30%	8.97%
Dividend on common shares payout ratio	26.39%	27.67%	30.99%	29.95%	32.07%
Average equity to average assets	13.17%	11.77%	10.59%	10.12%	10.34%
Allowance for loan losses as a percent of total loans	1.00%	0.99%	1.03%	0.92%	1.14%
Year End Balances
Total assets	$3,839,426	$3,839,734	$2,841,539	$2,884,535	$2,114,499
Net loans, including loans held for sale	2,668,436	2,618,330	1,919,524	1,809,239	1,267,313
Total deposits	2,917,366	2,988,686	2,274,639	2,329,887	1,732,568
Total equity	526,609	475,864	307,964	280,673	205,009
Average Balances
Total assets	$3,837,357	$3,241,574	$2,825,702	$2,333,866	$1,807,998
Net loans, including loans held for sale	2,571,722	2,253,469	1,818,317	1,439,192	1,112,413
Total deposits	2,979,838	2,569,033	2,273,949	1,893,203	1,455,047
Total equity	505,279	381,646	299,389	236,254	186,898

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2019, 2018 and 2017.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2019, 2018 and 2017

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

Net income was $47.9 million, $36.6 million, and $26.7 million and diluted earnings per share were $2.87, $2.52, and $2.13 for the years ended December 31, 2019, 2018 and 2017, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Return on average assets	1.25%	1.13%	0.94%
Return on average common equity	9.49%	9.59%	8.92%
Average common equity to average assets	13.17%	11.77%	10.59%

Total assets at December 31, 2019, 2018 and 2017 were $3.84 billion, $3.84 billion, and $2.84 billion, respectively. Net loan balances increased to $2.67 billion at December 31, 2019, from $2.62 billion at December 31, 2018, from $1.92 billion at December 31, 2017. The increase in 2019 was primarily due to increases in commercial real estate and construction and land development. The increase in 2018 was primarily due to loans acquired in the acquisition of First Bank and Soy Capital Bank.

Total deposit balances decreased to $2.92 billion at December 31, 2019 from $2.99 billion at December 31, 2018 and increased from $2.27 billion at December 31, 2017. The decrease in 2019 was primarily due to decreases in money market accounts and interest bearing deposits. The increase in 2018 was primarily due to deposits acquired in the acquisitions of First Bank and Soy Capital Bank.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.64% for 2019, 3.79% for 2018 and 3.70% for 2017. In 2019 the decrease was primarily due to less accretion income and higher funding costs. In 2018 the increase was primarily due to an increase in earnings assets, increases in average rates on earnings assets and accretion income from the acquisitions.

Net interest income increased to $125.7 million in 2019 from $111.7 million in 2018 and $93.1 million in 2017.  During 2019, the increase in net interest income was primarily due to growth in earnings assets as a result of loans and investment securities acquired from First Bank & SCB partially offset by an increase in cost of deposits and borrowings. During 2018, net interest income increased primarily due to earning assets acquired from First Bank and Soy Capital Bank, increases in rates on earnings assets and net accretion income from all acquisitions.

Non-interest income increased to $56.0 million in 2019 compared to $35.4 million in 2018 and $30.3 million in 2017. Insurance commissions increased $10.4 million or 186.6% compared to last year primarily due to additional revenues from the acquisition of SCB. Wealth management revenues increased $7.1 million, primarily due to additional farm management and brokerage revenues from the SCB acquisition. ATM revenue increased by approximately $1 million or 13.4%, and service charge income increased $402,000 or 5.4% primarily due to increased transactions.

Non-interest expenses increased $22.0 million, to $112.0 million in 2019 compared to $90.0 million in 2018, and $74.2 million in 2017.  The increase in 2019 was primarily due to the acquisitions of First Bank and SCB. The increase in 2018 was primarily due to expenses incurred to acquire and merge First Bank into First Mid Bank of approximately $5 million, expenses to acquire Soy Capital of approximately $900,000 and increases in salaries and benefits, occupancy and amortization expense related to these acquisitions.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2019 vs 2018	2018 vs 2017
Net interest income	$13,936	$18,665
Provision for loan losses	2,234	(1,205)
Other income, including securities transactions	20,603	5,078
Other expenses	(22,012)	(15,759)
Income taxes	(3,418)	3,137
Increase in net income	$11,343	$9,916

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $27.8 million at December 31, 2019 compared to $29.7 million at December 31, 2018, and $17.5 million at December 31, 2017.  Repossessed Assets balances totaled $3.7 million at December 31, 2019 compared to $2.6 million at December 31, 2018, and $2.8 million at December 31, 2017. The Company’s provision for loan losses was $6.4 million for 2019, compared to $8.7 million for 2018, and $7.5 million for 2017.  The decrease of provision expense in 2019 is primarily due to a decrease in classified loans. The increase in provision expense in 2018 was primarily due to increases in loan balances and classified loan balances. Loans secured by both commercial and residential real estate comprised 68%, 66%, and 66% of the loan portfolio for 2019, 2018, and 2017, respectively.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2019, 2018 and 2017 was 14.79%, 12.76%, and 11.83%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2019, 2018 and 2017 was 15.74%, 13.63% ,and 12.70%, respectively. The increases in these ratios were primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2019, 2018 and 2017 were $585.3 million, $564.1 million, and $415.5 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Mortgage Servicing Rights. The Company has elected to measure mortgage servicing rights under the amortization method. Using this method, servicing rights are amortized in portion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through valuation reserve, to the extent that fair value is less than the carrying amount of servicing assets. Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2019 as part of the goodwill impairment test and no impairment was deemed necessary.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for 2019 and 2018 and 35% was used for 2017. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2,152,000, $2,025,000, and $3,404,000 for 2019, 2018, and 2017, respectively, were 3.58%, 3.71%, and 3.57% at December 31, 2019, 2018 and 2017, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$66,085	$1,702	2.58%	$27,911	$482	1.73%	$28,544	$291	1.02%
Federal funds sold	805	14	1.80%	615	8	1.32%	9,025	62	0.69%
Certificates of deposit investments	6,236	137	2.20%	3,013	66	2.18%	3,317	50	1.50%
Investment securities
Taxable	616,234	15,662	2.54%	514,220	13,070	2.54%	559,657	11,708	2.09%
Tax-exempt (Municipals)(TE)(1)	185,472	6,811	3.67%	173,151	6,540	3.78%	171,678	7,345	4.28%
Loans (TE)(1)(2)(3)	2,598,718	127,547	4.91%	2,276,500	106,424	4.67%	1,836,617	83,503	4.55%
Total earning assets	3,473,550	151,873	4.37%	2,995,410	126,590	4.24%	2,608,838	102,959	3.95%
Cash and due from banks	82,197			48,948			55,937
Premises and equipment	59,590			45,780			39,176
Other assets	249,016			174,467			140,051
Allowance for loan losses	(26,996)			(23,031)			(18,300)
Total assets	$3,837,357			$3,241,574			$2,825,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$1,303,814	6,483	0.50%	$1,194,089	3,293	0.28%	$1,119,835	1,811	0.16%
Savings deposits	437,549	590	0.13%	395,028	579	0.15%	367,261	486	0.13%
Time deposits	630,369	11,866	1.88%	473,043	4,699	0.99%	348,278	1,697	0.49%
Total Interest Bearing Deposits	2,371,732	18,939	0.80%	2,062,160	8,571	0.42%	1,835,374	3,994	0.22%
Securities sold under agreements
to repurchase	169,437	911	0.54%	140,622	330	0.23%	144,674	181	0.13%
FHLB advances	109,630	2,706	2.47%	97,701	2,071	2.12%	57,405	883	1.54%
Federal funds purchased	616	15	2.40%	3,794	97	2.55%	3,996	61	1.51%
Subordinated debentures	26,649	1,476	5.54%	27,391	1,409	5.14%	23,956	927	3.87%
Other debt	1,825	—	—%	10,103	349	3.45%	13,289	436	3.28%
Total borrowings	308,157	5,108	1.67%	279,611	4,256	1.52%	243,320	2,488	1.02%
Total interest-bearing liabilities	2,679,889	24,047	0.90%	2,341,771	12,827	0.55%	2,078,694	6,482	0.31%
Demand deposits	608,106			506,873			438,575
Other liabilities	44,083			11,284			9,144
Stockholders’ equity	505,279			381,646			299,289
Total liabilities & equity	$3,837,357			$3,241,574			$2,825,702
Net interest income		$127,826			$113,763			$96,477
Net interest spread			3.47%			3.69%			3.64%
Impact of non-interest bearing funds			0.17%			0.10%			0.06%
TE Net yield on interest-earning assets			3.64%			3.79%			3.70%
(1) Tax-exempt income is shown on a fully tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.
(3) Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2019 Compared to 2018 Increase – (Decrease)			2018 Compared to 2017 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$1,220	$898	$322	$191	$—	$191
Federal funds sold	6	3	3	(54)	—	(54)
Certificates of deposit investments	71	70	1	16	—	16
Investment securities:
Taxable	2,592	2,592	—	1,362	(1)	1,363
Tax-exempt	271	456	(185)	(804)	1	(805)
Loans (2)	21,123	15,496	5,627	22,920	20	22,900
Total interest income	25,283	19,515	5,768	23,631	20	23,611
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	3,190	249	2,941	1,482	121	1,361
Savings deposits	11	76	(65)	93	31	62
Time deposits	7,167	1,467	5,700	3,002	780	2,222
Total interest-bearing deposits	10,368	1,792	8,576	4,577	932	3,645
Securities sold under agreements
to repurchase	581	46	535	149	(5)	154
FHLB advances	635	159	476	1,188	773	415
Federal funds purchased	(82)	(92)	10	36	(3)	39
Subordinated debentures	67	(51)	118	482	147	335
Other debt	(349)	(157)	(192)	(87)	(109)	22
Total borrowings	852	(95)	947	1,768	803	965
Total interest expense	11,220	1,697	9,523	6,345	1,735	4,610
Net interest income	$14,063	$17,818	$(3,755)	$17,286	$(1,715)	$19,001
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $14.1 million or 12.4% in 2019 compared to an increase of $17.3 million or 17.9% in 2018. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and investments acquired from First Bank and Soy Capital Bank. The tax-effected net interest margin decreased primarily due to a higher cost of deposits and borrowings offset by higher yields on loans and investments and additional accretion income from acquisitions.

In 2019, average earning assets increased by $478.1 million, or 16.0%, and average interest-bearing liabilities increased by $338.1 million or 14.4%. In 2018, average earning assets increased by $386.6 million or 14.8% and average interest-bearing liabilities increased $263.1 million or 12.7% compared with 2017. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $38.2 million or 136.8% in 2019 compared to 2018. In 2018, average interest-bearing deposits held by the Company decreased $0.6 million or 2.2% compared to 2017.

•	Average federal funds sold increased $0.2 million or 30.9% in 2019 compared to 2018. In 2018, average federal funds sold decreased $8.4 million or 93.2% compared to 2017.

•
Average certificates of deposit investments increased $3.2 million or 107.0% in 2019 compared to 2018. In 2018, average certificates of deposit investments decreased $0.3 million or 9.2% compared to 2017.

•	Average loans increased by $322.2 million or 14.2% in 2019 compared to 2018. In 2018, average loans increased by $439.9 million or 24.0% compared to 2017.

•	Average securities increased by $114.3 million or 16.6% in 2019 compared to 2018. In 2018, average securities decreased by $44.0 million or 6.0% compared to 2017.

•	Average deposits increased by $309.6 million or 15.0% in 2019 compared to 2018. In 2018, average deposits increased by $226.8 million or 12.4% compared to 2017.

•
Average securities sold under agreements to repurchase increased by $28.8 million or 20.5% in 2019 compared to 2018.  In 2018, average securities sold under agreements to repurchase decreased by $4.1 million or 2.8% compared to 2017.

•	Average borrowings and other debt decreased by $0.3 million or 0.2% in 2019 compared to 2018. In 2018, average borrowings and other debt increased by $40.3 million or 40.9% compared to 2017.

•	Net interest margin decreased to 3.64% compared to 3.79% in 2018 and 3.70% in 2017. Asset yields increased by 13 basis points in 2019, and interest-bearing liabilities increased by 35 basis points.

Provision for Loan Losses

The provision for loan losses in 2019 was $6,433,000 compared to $8,667,000 in 2018 and $7,462,000 in 2017. Nonperforming loans decreased to $27,818,000 at December 31, 2019 from $29,749,000 at December 31, 2018 and $17,513,000 at December 31, 2017. The decrease in provision expense in 2019 was primarily due to the decrease in non performing loans. Net charge-offs were $5,711,000 during 2019, $2,455,000 during 2018 and $4,238,000 during 2017. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2019	2018	2017	2019	2018
Wealth management revenues	$15,570	$8,460	$5,905	$7,110	$2,555
Insurance commissions	16,029	5,592	3,872	10,437	1,720
Service charges	7,837	7,435	6,920	402	515
Securities gains	802	901	616	(99)	285
Mortgage banking	1,746	1,205	1,184	541	21
ATM / debit card revenue	8,491	7,487	6,495	1,004	992
Bank Owned Life Insurance	1,755	1,389	1,638	366	(249)
Other	3,787	2,945	3,706	842	(761)
Total other income	$56,017	$35,414	$30,336	$20,603	$5,078

Total non-interest income increased to $56.0 million in 2019 compared to $35.4 million in 2018 and $30.3 million in 2017.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Wealth management revenues increased $7,110,000 or 84.0% in 2019 to $15,570,000 from $8,460,000 in 2018 and $5,905,000 in 2017. The increases in 2019 was due to an increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts and farm management and brokerage services and additional trust accounts added with the acquisition of Soy Capital. Total assets under management were $4.3 billion at December 31, 2019 compared to $3.9 billion at December 31, 2018 and $1.5 billion at December 31, 2017.

•
Insurance commissions increased $10,437,000 or 186.6% to $16,029,000 in 2019 from $5,592,000 in 2018 and $3,872,000 in 2017. The growth is primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•
Fees from service charges increased $402,000 or 5.4% to $7,837,000 in 2019 from $7,435,000 in 2018 and $6,920,000 in 2017.  The increase in 2019 was primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of transactions. The increase in 2018 was primarily due to a increase in income from the First Bank acquisition.

•	Net securities gains in 2019 were $802,000 compared to $901,000 in 2018 and $616,000 in 2017.

•	Mortgage banking income increased $541,000 or 44.9% to $1,746,000 in 2019 from $1,205,000 in 2018 and $1,184,000 in 2017. Loans sold balances are as follows:

▪	$101 million (representing 741 loans) in 2019

▪	$62 million (representing 489 loans) in 2018

▪	$68 million (representing 536 loans) in 2017

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $1,004,000 or 13.4% to $8,491,000 in 2019 from $7,487,000 in 2018 and $6,495,000 in 2017. The increase in 2019 and 2018 was primarily due to an increase in electronic transactions following the First Bank and SCB acquisitions that occurred in the second and fourth quarter of 2018.

•
Bank owned life insurance increased $366,000 or 26.3% to $1,755,000 in 2018 from $1,389,000 in 2017 and $1,638,000 in 2017. During the fourth quarter of 2018, the Company acquired $13.6 million in bank owned life insurance from the SCB acquisition.The decrease in 2018 from 2017 was due to a death benefit of approximately $511,000.

•
Other income increased $842,000 or 28.6% in 2019 to $3,787,000 from $2,945,000 in 2018 and $3,706,000 in 2017.  The increase in 2019 is primarily due to increases in miscellaneous fees and revenues from the SCB and First Bank acquisitions.The decrease in 2018 was primarily due to income tax refunds received in 2017 resulting from overpayment of taxes in 2016 by First Clover Leaf Financial and a decline in loan late charges and closing fees due to less loan transaction activity.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2019	2018	2017	2019	2018
Salaries and benefits	$62,578	$46,803	$39,756	$15,775	$7,047
Occupancy and equipment	17,680	14,533	12,596	3,147	1,937
Other real estate owned, net	443	282	560	161	(278)
FDIC insurance assessment expense	219	1,059	905	(840)	154
Amortization of other intangibles	5,848	3,215	2,153	2,633	1,062
Stationery and supplies	1,104	963	724	141	239
Legal and professional fees	5,164	5,243	3,887	(79)	1,356
Marketing and promotion	2,031	1,794	1,356	237	438
ATM / debit card expense	3,488	2,971	2,393	517	578
Other	13,437	13,117	9,891	320	3,226
Total other expense	$111,992	$89,980	$74,221	$22,012	$15,759

Total non-interest expense increased to $112.0 million in 2019 from $90.0 million in 2018 and $74.2 million in 2017.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $15.8 million or 33.7% to $62.6 million from $46.8 million in 2018, and $39.8 million in 2017. The increase in 2019 is primarily due to additional employees from the First Bank and SCB acquisitions for all of 2019 and merit increases in 2019 for continuing employees during the first quarter of 2019. The increase in 2018 is primarily due to the addition of 112 employees from the First Bank acquisition, the addition of 149 employees from the SCB acquisition and merit increases in 2018 for continuing employees during the first quarter of 2018. There were 827 full-time equivalent employees at December 31, 2019, compared to 818 at December 31, 2018, and 592 at December 31, 2017.

•
Occupancy and equipment expense increased $3,147,000 or 21.7% to $17.7 million in 2019 from $14.5 million in 2018, and $12.6 million in 2017. The increases in 2019 and 2018 was primarily due to increases in maintenance and repair expenses, rent expense, and building insurance related to the acquisition of First Bank and SCB.

•
Net other real estate owned expense increased $161,000 or 57.1% to $443,000 from $282,000 in 2018, and $560,000 in 2017. The increase in 2019 was primarily due to more losses on properties sold during 2019 than during 2018. The decrease in 2018 was primarily due to more gains on properties sold during 2018 than during 2017.

•
FDIC insurance expense decreased $840,000 or 79.3% to $219,000 from $1,059,000 in 2018, and $905,000 in 2017. The decrease in 2019 is primarily due to small business assessment credits received for the June and September FDIC insurance assessments. These amounts were reversed from previously accrued expense. The increase in 2018 was primarily due to an increase in average assets offset by a decline in FDIC rates.

•
Amortization of other intangibles expense increased $2,633,000 or 81.9% to $5,848,000 from $3,215,000 in 2018, and $2,153,000 in 2017. The increase in 2019 was due to amortization of additional core deposit intangibles from the First Bank and SCB acquisitions, customer list intangibles from the SCB acquisition and a mortgage servicing rights impairment reserve recorded. The increase in 2018 was due to amortization of core deposit intangibles from the First Bank and Soy Capital acquisitions.

•
ATM and debit card expenses increased $517,000 or 17.4% to $3,488,000 from $2,971,000 in 2018 and $2,393,000 in 2017. The increase in 2019 and 2018 was primarily due to an increase in electronic transactions following the First Bank and SCB acquisitions that occurred in the second and fourth quarter of 2018.

•
Other operating expenses increased $320,000 or 2.4% to $13,437,000 from $13,117,000 in 2018, and $9,891,000 in 2017. The increase in 2019 is primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank. The increase in 2018 was primarily due to costs associated with the acquisition and merger of First Bank and the acquisition of SCB.

•
On a net basis, all other categories of operating expenses increased $299,000 or 3.7% to $8,299,000 from $8,000,000 in 2018, and $5,967,000 in 2017. The increase is primarily due to an increase in legal and professional fees primarily associated with the acquisitions of First Bank and SCB.

Income Taxes

Income tax expense amounted to $15,323,000 in 2019 compared to $11,905,000 in 2018, and $15,042,000 in 2017.  Effective tax rates were 24.2% for 2019, 24.5% for 2018, and 36.0% for 2017.  The decline in effective tax rate for 2018 compared to 2017 was primarily due to a change in federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. The increases in tax expense and the effective tax rate for 2017 were primarily due to an increase in taxable income, and increase in Illinois corporate income tax rate from 7.75% to 9.50% effective July 1, 2017, and additional one-time income tax expense of approximately $1.4 million during the fourth quarter of 2017, due to remeasurement of deferred tax assets and liabilities because of the Tax Cut and Jobs Act.

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

	December 31,
	2019		2018		2017
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$175,970	2.39%	$270,816	2.38%	$185,128	1.98%
Obligations of states and political subdivisions	172,460	2.98%	193,195	2.94%	165,037	2.86%
Mortgage-backed securities: GSE residential	391,307	2.79%	304,372	2.86%	295,778	2.59%
Trust preferred securities	—	—%	—	—%	2,893	2.15%
Other securities	4,028	3.44%	2,278	3.58%	2,039	2.50%
Total securities	$743,765	2.83%	$770,661	2.72%	$650,875	2.55%

At December 31, 2019, the amortized cost of the Company’s investment portfolio decreased by $26.9 million from December 31, 2018 primarily due to securities that were sold or matured and were not replaced to provide cash flow to fund loans. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2019 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2019 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$106,428	$107,320	$—	$107,320	$—	$—	$—	$—
Obligations of state and political subdivisions	172,460	178,433	15,032	116,347	45,449	—	—	1,605
Mortgage-backed securities (2)	391,307	396,126	1,050	—	—	—	—	395,076
Other securities	4,028	4,169	—	—	—	2,002	—	2,167
Total investments	$674,223	$686,048	$16,082	$223,667	$45,449	$2,002	$—	$398,848
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,542	$69,572	$—	$69,572	$—	$—	$—	$—

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2019	% Outstanding Loans	2018	2017	2016	2015
Construction and land development	$94,142	3.5%	$50,619	$107,594	$49,104	$39,209
Farm loans	240,241	8.9%	231,700	127,183	126,108	122,474
1-4 Family residential properties	336,427	12.5%	373,518	293,667	326,415	231,571
Multifamily residential properties	153,948	5.7%	184,051	61,798	83,200	45,740
Commercial real estate	995,702	36.9%	906,850	681,757	630,135	409,172
Loans secured by real estate	1,820,460	67.5%	1,746,738	1,271,999	1,214,962	848,166
Agricultural loans	136,124	5.1%	135,877	86,631	86,685	75,886
Commercial and industrial loans	528,973	19.6%	557,011	444,263	409,033	305,060
Consumer loans	83,183	3.1%	91,516	29,749	38,028	41,579
All other loans	126,607	4.7%	113,377	106,859	77,284	11,198
Total loans	$2,695,347	100.0%	$2,644,519	$1,939,501	$1,825,992	$1,281,889

Loan balances increased by $50.8 million or 1.9% from December 31, 2018 to December 31, 2019 primarily due to increases in balances of commercial real estate and construction and land development. Loan balances increased by $705.0 million or 36.4% from December 31, 2017 to December 31, 2018 primarily due to loans acquired from First Bank and SCB. The balances of loans sold into the secondary market were $101.4 million in 2019 compared to $62.3 million in 2018. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,820,000 and $1,508,000 as of December 31, 2019 and 2018, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Central region	$568,256	21.1%	$571,909	21.7%
Sullivan region	404,169	15.0%	375,407	14.2%
Decatur region	602,716	22.3%	501,743	19.0%
Peoria region	443,526	16.5%	291,283	11.0%
Highland region	547,156	20.3%	518,881	19.6%
Southern region	129,524	4.8%	133,225	5.0%
Soy Capital Bank	—	—%	252,071	9.5%
Total all regions	$2,695,347	100.0%	$2,644,519	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2019 and 2018, the Company does not consider these locations high risk areas since these regions have not experienced the significant volatility in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2019 and 2018, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2019		December 31, 2018
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$301,469	11.18%	$276,142	10.44%
Lessors of non-residential buildings	300,611	11.15%	250,495	9.47%
Lessors of residential buildings & dwellings	284,378	10.55%	289,169	10.93%
Hotels and motels	120,735	4.48%	129,216	4.89%
Other gambling industries	90,429	3.36%	105,259	3.98%

The concentration of other gambling industries was less than 25% of total risk-based capital as of December 31, 2019 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2019, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$29,885	$17,311	$46,946	$94,142
Farm loans	18,307	70,541	151,393	240,241
1-4 Family residential properties	18,818	71,842	245,767	336,427
Multifamily residential properties	10,852	100,062	43,034	153,948
Commercial real estate	62,987	447,611	485,104	995,702
Loans secured by real estate	140,849	707,367	972,244	1,820,460
Agricultural loans	106,043	25,298	4,783	136,124
Commercial and industrial loans	192,894	266,751	69,328	528,973
Consumer loans	5,706	65,183	12,294	83,183
All other loans	14,243	29,850	82,514	126,607
Total loans	$459,735	$1,094,449	$1,141,163	$2,695,347

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2019, loans with maturities over one year consisted of approximately $1.7 billion in fixed rate loans and approximately $540 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans	$25,118	$27,298	$16,659	$12,053	$3,412
Restructured loans which are performing in accordance with revised terms	2,700	2,451	854	6,185	601
Total nonperforming loans	27,818	29,749	17,513	18,238	4,013
Repossessed assets	3,720	2,595	2,834	1,985	478
Total nonperforming loans and repossessed assets	$31,538	$32,344	$20,347	$20,223	$4,491
Nonperforming loans to loans, before allowance for loan losses	1.03%	1.12%	0.90%	1.00%	0.31%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.17%	1.22%	1.05%	1.11%	0.35%

The $2.2 million decrease in nonaccrual loans during 2019 resulted from the net of $15.4 million of loans put on nonaccrual status, offset by $3.5 million of loans transferred to other real estate owned, $2.6 million of loans charged off and $11.5 million of loans becoming current or paid-off. The amounts above do not include loans formerly identified as TDRs by SCB. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$41	0.2%	$377	1.4%
Farm loans	479	1.9%	309	1.1%
1-4 Family residential properties	7,379	29.3%	5,762	21.1%
Multifamily residential properties	3,137	12.5%	2,105	7.7%
Commercial real estate	4,351	17.3%	8,457	31.1%
Loans secured by real estate	15,387	61.2%	17,010	62.4%
Agricultural loans	769	3.1%	667	2.4%
Commercial and industrial loans	8,441	33.6%	8,990	32.9%
Consumer loans	521	2.1%	625	2.3%
All Other loans	—	—%	6	—%
Total loans	$25,118	100.0%	$27,298	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $906,000, $1,189,000 and $471,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The $1,125,000 increase in repossessed assets during 2019 resulted from the net of $3,827,000 of additional assets repossessed, ,$2,691,000 of repossessed assets sold and $51,000 of further write-downs of repossessed assets to current market value, and a $40,000 adjustment to purchase accounting. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,826	49.1%	$1,513	58.2%
Farm Loans	—	—%	—	—%
1-4 family residential properties	1,024	27.6%	583	22.5%
Multi-family residential properties	64	1.7%	—	—%
Commercial real estate	730	19.6%	438	16.9%
Total real estate	3,644	98.0%	2,534	97.6%
Agricultural Loans	—	—%	—	—%
Commercial & Industrial Loans	76	2.0%	61	2.4%
Consumer Loans	—	—%	—	—%
Total repossessed collateral	$3,720	100.0%	$2,595	100.0%

Repossessed assets sold during 2019 resulted in total net losses of $59,000, of which $8,000 of net losses was related to real estate asset sales and $51,000 was related to write downs of real estate assets to appraised value.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in central and southern Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2019, the Company’s loan portfolio included $376.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $301.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $8.8 million from $367.6 million at December 31, 2018 while loans concentrated in other grain farming increased $25.4 million from $276.1 million at December 31, 2018.

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

In addition, the Company has $120.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $300.6 million of loans to lessors of non-residential buildings and $284.4 million of loans to lessors of residential buildings and dwellings, and $90.4 million to other gambling industries.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2019	2018	2017	2016	2015
Average loans outstanding, net of unearned income	$2,598,718	$2,276,500	$1,836,617	$1,454,591	$1,126,479
Allowance-beginning of period	26,189	19,977	16,753	14,576	13,682
Charge-offs:
Real estate-mortgage	2,557	1,281	1,025	381	131
Commercial, financial & agricultural	2,505	925	3,649	630	222
Installment	705	364	98	292	285
Other	559	423	423	372	268
Total charge-offs	6,326	2,993	5,195	1,675	906
Recoveries:
Real estate-mortgage	90	91	406	529	186
Commercial, financial & agricultural	166	133	281	283	120
Installment	97	80	27	25	24
Other	262	234	243	189	152
Total recoveries	615	538	957	1,026	482
Net charge-offs	5,711	2,455	4,238	649	424
Provision for loan losses	6,433	8,667	7,462	2,826	1,318
Allowance-end of period	$26,911	$26,189	$19,977	$16,753	$14,576
Ratio of annualized net charge-offs to average loans	0.22%	0.11%	0.23%	0.05%	0.04%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.00%	0.99%	1.03%	0.92%	1.14%
Ratio of allowance for loan losses to nonperforming loans	96.7%	88.0%	114.1%	92.0%	363.0%

The ratio of the allowance for loan losses to nonperforming loans is 96.7% as of December 31, 2019 compared to 88.0% as of December 31, 2018.  The increase in this ratio is primarily due to allowance allocated for the increase in performing loan balances. The amounts above do not include loans formerly identified as TDRs by Soy Capital Bank. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2019, the Company had net charge-offs of $5,711,000 compared to $2,455,000 in 2018. During 2019, there were significant charge offs of seven commercial real estate loans to five borrowers of $1.8 million,and charge offs of six commercial operating loans to five borrowers of $1.9 million. During 2018, there were significant charge offs of commercial real estate loans to one borrower of $169,000, charge offs of two agricultural loans to one borrower of $93,000, and charge offs of six commercial operating loans to two borrowers of $540,000.

At December 31, 2019, the allowance for loan losses amounted to $26.9 million or 1.00% of total loans. At December 31, 2018, the allowance for loan losses amounted to $26.2 million or 0.99% of total loans. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$1,386	12.8%	$1,504	14.8%	$886	16.2%
Commercial / Commercial real estate	21,618	69.8%	21,556	67.5%	16,546	70.8%
Agricultural / Agricultural real estate	2,479	14.0%	2,197	13.9%	1,742	11.0%
Consumer	1,428	3.4%	932	3.8%	803	2.0%
Total allocated	26,911	100.0%	26,189	100.0%	19,977	100.0%
Unallocated	—	NA	—	NA	—	NA
Allowance at end of year	$26,911	100.0%	$26,189	100.0%	$19,977	100.0%

	December 31, 2016		December 31, 2015
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$874	20.1%	$994	18.1%
Commercial / Commercial real estate	12,901	66.0%	11,379	63.0%
Agricultural / Agricultural real estate	2,249	11.6%	1,337	15.5%
Consumer	693	2.3%	642	3.4%
Total allocated	16,717	100.0%	14,352	100.0%
Unallocated	36	NA	224	NA
Allowance at end of year	$16,753	100.0%	$14,576	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$608,106	—%	$506,873	—%	$438,575	—%
Interest-bearing	1,303,814	0.50%	1,194,089	0.28%	1,119,835	0.16%
Savings	437,549	0.13%	395,028	0.15%	367,261	0.13%
Time deposits	630,369	1.88%	473,043	0.99%	348,278	0.49%
Total average deposits	$2,979,838	0.64%	$2,569,033	0.33%	$2,273,949	0.18%

The following table sets forth the high and low month-end balances for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
High month-end balances of total deposits	$3,046,212	$3,017,035	$2,331,084
Low month-end balances of total deposits	2,917,366	2,208,941	2,217,477

In 2019, the average balance of deposits increased by $410.8 million from 2018. The increase was primarily the result of deposit balances acquired in the acquisition of First Bank during the second quarter of 2018 and the acquisition of SCB during the fourth quarter of 2018. Average non-interest bearing deposits increased $101.2 million, interest-bearing deposits increased by $109.7 million, savings accounts increased by $42.5 million, and time deposits increased $157.3 million. In 2018, the average balance of deposits increased by $295.1 million from 2017. The increase was primarily attributable the acquisition of FIrst Clover Leaf during the third quarter of 2016 that were included for the full-year in 2017. Average non-interest bearing deposits increased by $68.3 million, savings accounts increased by $27.8 million, average balances of interest-bearing deposits increased $74.3 million and time deposits increased by $124.8 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2019	2018	2017
3 months or less	$81,910	$44,898	$31,467
Over 3 through 6 months	55,495	49,476	34,194
Over 6 through 12 months	95,725	78,567	54,607
Over 12 months	107,861	155,071	46,805
Total	$340,991	$328,012	$167,073

The balance of time deposits of $100,000 or more increased $13.0 million from December 31, 2018 to December 31, 2019. The balance of time deposits of $100,000 or more increased $160.9 million from December 31, 2017 to December 31, 2018. The increases in 2019 and 2018 were primarily due to the deposits added through acquisitions.

In 2019 the Company maintained account relationships with various public entities throughout its market areas. Eighty-one public entities had total balances of $87.6 million in various checking accounts and time deposits as of December 31, 2019. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies.  These retail repurchase agreements are a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2019, 2018 and 2017 is presented below (in thousands):

	2019	2018	2017
At December 31:
Securities sold under agreements to repurchase	$208,109	$192,330	$155,388
Federal funds purchased	5,000	—	—
Federal Home Loan Bank advances:
Fixed term – due in one year or less	39,000	29,000	—
Fixed term – due after one year	74,895	90,745	60,038
Junior subordinated debentures	18,858	29,000	24,000
Debt due in one year or less	—	—	—
Debt due after one year	—	7,724	10,313
Total	$345,862	$348,799	$249,739
Average interest rate at end of period	1.08%	1.30%	1.00%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$208,109	$192,330	$163,626
Federal funds purchased	5,000	22,000	20,000
Federal Home Loan Bank advances:
FHLB-overnite	25,000	30,000	30,000
Fixed term – due in one year or less	66,000	29,000	5,000
Fixed term – due after one year	74,895	101,745	60,061
Debt:
Debt due in one year or less	—	—	4,000
Debt due after one year	6,549	10,313	14,063
Junior subordinated debentures	29,126	30,221	24,000
Averages for the period (YTD):
Securities sold under agreements to repurchase	$169,437	$140,622	$144,674
Federal funds purchased	616	3,794	3,996
Federal Home Loan Bank advances:
FHLB-overnite	7,148	9,434	8,598
Fixed term – due in one year or less	63,151	16,510	2,356
Fixed term – due after one year	39,331	71,757	46,452
Debt:
Loans due in one year or less	—	548	658
Loans due after one year	1,825	9,555	12,632
Junior subordinated debentures	26,649	27,391	23,956
Total	$308,157	$279,611	$243,322
Average interest rate during the period	1.66%	1.52%	1.02%

Securities sold under agreements to repurchase increased $15.8 million during 2019 primarily due to balances acquired from SCB, and the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand.

At December 31, 2019 the advances totaling $114.0 million were as follows:

•	$4 million advance with a 3-year maturity, at 2.68%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

•	$10 million advance with a 4-year maturity at 1.45%, due December 31, 2024

•	$5 million advance with a 10-year maturity at 1.14%, due October 3, 2029

•	$5 million advance with a 10-year maturity at 1.15%, due October 3, 2029

•	$5 million advance with a 10-year maturity at 1.12%, due October 3, 2029

•	$10 million advance with a 10-year maturity at 1.39%, due December 31, 2029

•	$15 million advance with a 10-year maturity at 1.41%, due December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $10 million. The balance on this line of credit was $0 as of December 31, 2019. This loan was renewed on April 12, 2019 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate (3.80% and 4.65% at December 31, 2019 and 2018, respectively). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary banks were in compliance with the then existing covenants at December 31, 2019 and 2018.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. On October 7, 2019, these trust preferred securities were redeemed, along with $310,000 in common securities issued by Trust I and held by the Company, as a result of the concurrent redemption of 100% of he Company's junior subordinated debentures due 2034 and held by Trust I, which supported the trust preferred securities.  The redemption price for the junior subordinated debentures was equal to 100% of the principal amount plus accrued interest, if any, up to, but not including, the redemption date of October 7, 2019. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate liquidation amount of the trust preferred securities plus accumulated but unpaid distributions up to but not including the redemption date. The redemption was made pursuant to the optional redemption provision of the underlying indenture.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (3.49% and 4.39% at December 31, 2019 and 2018, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.74% and 4.64% at December 31, 2019 and 2018, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (3.59% and 4.49% at December 31, 2019 and 2018, respectively) and resets quarterly.

The trust preferred securities issued by Trust II, CLST I, and FBTCST I are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2019 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$8,582	$—	$—	$—	$—	$—	$8,582	$8,582
Certificates of deposit investments	2,665	490	1,225	245	—	—	4,625	4,625
Taxable investment securities	206,370	104,982	61,401	44,818	39,086	121,411	578,068	578,397
Nontaxable investment securities	35,808	23,846	19,844	11,302	11,732	74,990	177,522	177,223
Loans	990,514	500,370	407,344	335,238	317,256	144,625	2,695,347	2,650,784
Total	$1,243,939	$629,688	$489,814	$391,603	$368,074	$341,026	$3,464,144	$3,419,611
Interest-bearing liabilities:
Savings and NOW accounts	$324,922	$112,056	$112,056	$112,056	$112,056	$506,588	$1,279,734	$1,279,734
Money market accounts	281,862	18,636	18,636	18,636	18,636	63,395	419,801	419,801
Other time deposits	406,854	114,699	33,460	16,207	13,196	84	584,500	591,278
Short-term borrowings/debt	213,109	—	—	—	—	—	213,109	213,016
Long-term borrowings/debt	57,753	15,000	5,000	5,000	10,000	40,000	132,753	130,106
Total	$1,284,500	$260,391	$169,152	$151,899	$153,888	$610,067	$2,629,897	$2,633,935
Rate sensitive assets – rate sensitive liabilities	$(40,561)	$369,297	$320,662	$239,704	$214,186	$(269,041)	$834,247
Cumulative GAP	$(40,561)	$328,736	$649,398	$889,102	$1,103,288	$834,247
Cumulative amounts as % of total Rate sensitive assets	-1.2%	10.7%	9.3%	6.9%	6.2%	-7.8%
Cumulative Ratio	-1.2%	9.5%	18.7%	25.7%	31.8%	24.1%

The static GAP analysis shows that at December 31, 2019, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2019, the Company’s stockholders' equity had increased $50.7 million, or 10.7%, to $526,609,000 from $475,864,000 as of December 31, 2018. During 2019, net income contributed $47,943,000 to equity before the payment of dividends to stockholders of $12.7 million. The change in market value of available-for-sale investment securities increased stockholders' equity by $14.8 million, net of tax. In 2018, shares issued in the capital raise increased stockholders' equity by $34 million and shares issued in acquisitions added $109.3 to stockholders' equity.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2019, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,881,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,881,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	11,072 common shares during 2019

•	9,043 common shares during 2018, and

•	6,875 common shares during 2017

First Retirement and Savings Plan. The FIrst Retirement Savings Plan ("401(k) plan") was effective beginning in 1985. Employees are eligible to participate in the 401(k) plan after three months of service wtht the Company. The Company offers common stock as an investment option for participants of the 401(k) plan. Beginning in 2016, shares for the 401(k) plan were purchased in the open market instead of being issued by the Company.

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $12,668,000 in common stock dividends paid during 2019, $805,000 or 6.4% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2019, 22,949 common shares were issued from common stock dividends.

•	During 2018, 30,655 common shares were issued from common stock dividends.

•	During 2017, 30,059 common shares were issued from common stock dividends and 0 common shares were issued from preferred stock dividends.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  During 2019, 2018, and 2017 (under the 2007 Stock Incentive Plan), the Company awarded 26,700 and 28,700, and 18,391 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2019, the Company repurchased 40,026 shares (0.24% of common shares) at a total price of approximately $1,293,000.  Of these shares, 4,599 shares were a result of shares withheld for taxes on vested employee stock incentives. During 2018, the Company repurchased 3,900 (0.02% of common shares) at a total price of approximately $138,000. As of December 31, 2019, approximately $4.9 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

For 2019, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.50% for the Total Risk-based capital ratio, 8.50% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2019, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2019 follows:

	Total Risk-based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	15.74%	14.79%	14.12%	11.20%
First Mid Bank	14.65%	13.69%	13.69%	10.37%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2019, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2019, the excess collateral at the FHLB would support approximately $535.5 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2019, the Company had a revolving credit agreement in the amount of $10 million with The Northern Trust Company with an outstanding balance of $0 million and $10 million in available funds.  This loan was renewed on April 12, 2019 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, and includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2019 and 2018.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$584,500	$406,854	$148,159	$29,403	$84
Debt	18,858	—	—	—	18,858
Other borrowings	322,109	247,109	20,000	15,000	40,000
Operating leases	19,849	2,626	4,497	3,366	9,360
Supplemental retirement	465	50	100	100	215
	$945,781	$656,639	$172,756	$47,869	$68,517

For the year ended December 31, 2019, net cash of $62.8 million was provided from operating activities, $32.0 million was used in investing activities, and $87.1 million was used in financing activities. In total cash and cash equivalents decreased by $56.3 million from year-end 2018.

For the year ended December 31, 2018, net cash of $42.2 million was provided from operating activities, $21.3 million was provided from financing activities, and $11.0 million was used in investing activities. In total cash and cash equivalents increased by $52.5 million from year-end 2017.

For the year ended December 31, 2017, net cash of $46.2 million was provided from operating activities, $56.0 million was used in investing activities, and $77.2 million was used in financing activities. In total cash and cash equivalents decreased by $87.0 million from year-end 2016.

For the years ended December 31, 2019 and 2018, the Company also had $10 million of floating rate trust preferred securities outstanding through Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6.1 million of floating rate trust preferred securities from First BancTrust Corporation.  See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2019, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2019	Net Interest Income		Return On Average Equity
Prime rate is 4.75%	($000)	(%)	2019=9.49%
Prime rate increase of:
200 basis points to 6.75%	$143	0.1%	0.03%
100 basis points to 5.75%	300	0.3%	0.05%
Prime rate decrease of:
100 basis points to 3.75%	(2,353)	(2.3)%	(0.42)%
200 basis points to 2.75%	(6,844)	(6.8)%	(1.24)%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2018:

	Increase (Decrease) In
December 31, 2018	Net Interest Income		Return On Average Equity
Prime rate is 5.50%	($000)	(%)	2018=9.59%
Prime rate increase of:
200 basis points to 7.50%	$(4,007)	(3.9)%	(0.96)%
100 basis points to 6.50%	(1,850)	(1.8)%	(0.44)%
Prime rate decrease of:
100 basis points to 4.50%	(4,285)	(4.2)%	(1.03)%
200 basis points to 3.50%	(11,285)	(11.1)%	(2.75)%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2019 and 2018 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change
December 31, 2019	+200 bp	$23,610	4.0%
	+100 bp	18,564	3.2%
	-200 bp	(104,270)	(17.8)%
	-100 bp	(32,286)	(5.5)%

December 31, 2018	+200 bp	$(36,159)	(5.6)%
	+100 bp	(16,479)	(2.5)%
	-200 bp	(63,947)	(9.9)%
	-100 bp	(19,944)	(3.1)%

As indicated above, at December 31, 2019, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to increase if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, The Company's EVE would be expected to decrease.  At December 31, 2019, the estimated changes in EVE were within the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2019 and 2018
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks:
Non-interest bearing	$76,498	$63,593
Interest bearing	7,656	77,142
Federal funds sold	926	665
Cash and cash equivalents	85,080	141,400
Certificates of deposit investments	4,625	7,569
Investment securities:
Available-for-sale, at fair value	686,048	692,274
Held-to-maturity, at amortized cost (estimated fair value of $69,572 and $67,909 at December 31, 2019 and 2018, respectively)	69,542	69,436
Loans held for sale	1,820	1,508
Loans	2,693,527	2,643,011
Less allowance for loan losses	(26,911)	(26,189)
Net loans	2,666,616	2,616,822
Interest receivable	15,577	16,881
Other real estate owned	3,644	2,534
Premises and equipment, net	59,491	59,117
Goodwill, net	104,992	105,277
Intangible assets, net	28,265	33,820
Bank owned life insurance	67,225	65,484
Right of use asset	17,006	—
Other assets	29,495	27,612
Total assets	$3,839,426	$3,839,734
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$633,331	$575,784
Interest bearing	2,284,035	2,412,902
Total deposits	2,917,366	2,988,686
Repurchase agreements with customers	208,109	192,330
Interest payable	2,261	1,758
FHLB borrowings	113,895	119,745
Other borrowings	5,000	7,724
Junior subordinated debentures	18,858	29,000
Lease liability	17,007	—
Other liabilities	30,321	24,627
Total liabilities	3,312,817	3,363,870
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,287,882 shares in 2019 and 17,219,012 shares in 2018	71,152	70,876
Additional paid-in capital	295,925	293,937
Retained earnings	166,667	131,392
Deferred compensation	2,760	2,761
Accumulated other comprehensive income (loss)	8,360	(6,473)
Less treasury stock at cost, 614,403 shares in 2019 and 574,377 shares in 2018	(18,255)	(16,629)
Total stockholders’ equity	526,609	475,864
Total liabilities and stockholders’ equity	$3,839,426	$3,839,734

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except per share data)	2019	2018	2017
Interest income:
Interest and fees on loans	$126,825	$105,772	$82,670
Interest on investment securities
Taxable	15,662	13,070	11,708
Exempt from federal income tax	5,381	5,167	4,774
Interest on certificates of deposit investments	137	66	50
Interest on federal funds sold	14	8	62
Interest on deposits with other financial institutions	1,702	482	291
Total interest income	149,721	124,565	99,555
Interest expense:
Interest on deposits	18,939	8,571	3,995
Interest on securities sold under agreements to repurchase	911	330	181
Interest on FHLB borrowings	2,706	2,071	883
Interest on other borrowings	15	446	496
Interest on subordinated debentures	1,476	1,409	927
Total interest expense	24,047	12,827	6,482
Net interest income	125,674	111,738	93,073
Provision for loan losses	6,433	8,667	7,462
Net interest income after provision for loan losses	119,241	103,071	85,611
Other income:
Wealth management revenues	15,570	8,460	5,905
Insurance commissions	16,029	5,592	3,872
Service charges	7,837	7,435	6,920
Securities gains, net	802	901	616
Mortgage banking revenue, net	1,746	1,205	1,184
ATM / debit card revenue	8,491	7,487	6,495
Bank owned life insurance	1,755	1,389	1,638
Other income	3,787	2,945	3,706
Total other income	56,017	35,414	30,336
Other expense:
Salaries and employee benefits	62,578	46,803	39,756
Net occupancy and equipment expense	17,680	14,533	12,596
Net other real estate owned expense	443	282	560
FDIC insurance expense	219	1,059	905
Amortization of intangible assets	5,848	3,215	2,153
Stationery and supplies	1,104	963	724
Legal and professional	5,164	5,243	3,887
Marketing and donations	2,031	1,794	1,356
ATM / debit card expense	3,488	2,971	2,393
Other expense	13,437	13,117	9,891
Total other expense	111,992	89,980	74,221
Income before income taxes	63,266	48,505	41,726
Income taxes	15,323	11,905	15,042
Net income	$47,943	$36,600	$26,684
Per share data:
Basic net income per common share	$2.88	$2.53	$2.13
Diluted net income per common share	2.87	2.52	2.13
Cash dividends declared per common share	0.76	0.70	0.66

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2019, 2018 and 2017
(in thousands)	2019	2018	2017
Net income	$47,943	$36,600	$26,684
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(6,258), $1,475, and $(2,855) for the years ended December 31, 2019, 2018 and 2017, respectively	15,319	(3,611)	3,845
Unamortized holding losses on held to maturity securities transferred from available for sale, net of taxes of $(34), $(33), and $(32) for December 31, 2019, 2018 and 2017, respectively	83	82	80
Less: reclassification adjustment for realized gains included in net income net of taxes of $233, $261, and $216 for the years ended December 31, 2019, 2018 and 2017, respectively	(569)	(640)	(400)
Other comprehensive income (loss), net of taxes	14,833	(4,169)	3,525
Comprehensive income	$62,776	$32,431	$30,209

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	47,943	—	—	—	47,943
Other comprehensive income, net of tax	—	—	—	—	14,833	—	14,833
Dividends on common stock ($.76 per share)	—	—	(12,668)	—	—	—	(12,668)
Issuance of 22,949 common shares pursuant to the Dividend Reinvestment Plan	92	713	—	—	—	—	805
Issuance of 11,072 common shares pursuant to the Deferred Compensation Plan	44	329	—	—	—	—	373
Issuance of 25,950 restricted common shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 8,899 common shares pursuant to Employee Stock Purchase Plan	36	246	—	—	—	—	282
Purchase of 40,026 treasury shares	—	—	—	—	—	(1,293)	(1,293)
Deferred compensation	—	—	—	333	—	(333)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	515	—	—	—	—	515
Vested restricted shares/units compensation expense	—	(631)	—	(334)	—	—	(965)
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	36,600	—	—	—	36,600
Other comprehensive loss, net of tax	—	—	—	—	(4,169)	—	(4,169)
Dividends on common stock ($.70 per share)	—	—	(9,891)	—	—	—	(9,891)
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,646	—	—	—	—	61,222
Issuance of 1,330,571 common shares pursuant to acquisition of SCB Bancorp, net proceeds	5,322	42,770	—	—	—	—	48,092
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,197	—	—	—	—	33,986
Issuance of 30,655 common shares pursuant to the Dividend Reinvestment Plan	123	976	—	—	—	—	1,099
Issuance of 9,043 common shares pursuant to the Deferred Compensation Plan	36	309	—	—	—	—	345
Issuance of 13,250 restricted common shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Purchase of 3,900 treasury shares	—	—	—	—	—	(138)	(138)
Deferred compensation	—	—	—	8	—	(8)	—
Tax benefit related to deferred compensation distributions	—	160	—	—	—	—	160
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	566	—	—	—	—	566
Issuance of 10,500 common shares pursuant to the exercise of stock options	52	247	—	—	—	—	299
Vested restricted shares/units compensation expense	—	—	—	(787)	—	—	(787)
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019, 2018 and 2017
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2016	$54,083	$158,671	$86,216	$3,201	$(5,761)	$(15,737)	$280,673
Net income	—	—	26,684	—	—	—	26,684
Other comprehensive income, net of tax	—	—	—	—	3,525	—	3,525
Reclass of stranded AOCI due to tax reform	—	—	68	—	(68)	—	—
Dividends on common stock ($.66 per share)	—	—	(8,285)	—	—	—	(8,285)
Issuance of 30,059 common shares pursuant to the Dividend Reinvestment Plan	120	937	—	—	—	—	1,057
Issuance of 6,875 common shares pursuant to the Deferred Compensation Plan	28	204	—	—	—	—	232
Issuance of 27,500 common shares pursuant to the exercise of stock options	110	589	—	—	—	—	699
Issuance of 47,339 restricted common shares pursuant to the 2007 and 2017 Stock Incentive Plan	189	1,615	—	—	—	—	1,804
Issuance of 98,710 common shares pursuant to At-The-Market program, less issuance costs	395	2,856	—	—	—	—	3,251
Purchase of 20,734 treasury shares	—	—	—	—	—	(797)	(797)
Deferred compensation	—	—	—	(51)	—	51	—
Tax benefit related to deferred compensation distributions	—	216	—	—	—	—	216
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	359	—	—	—	—	359
Release of restricted stock units pursuant to 2017 SIP	—	(1,849)	—	—	—	—	(1,849)
Disqualified disposition of incentive stock option	—	5	—	—	—	—	5
Vested restricted shares/units compensation expense	—	—	—	390	—	—	390
December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$47,943	$36,600	$26,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,433	8,667	7,462
Depreciation, amortization and accretion, net	10,842	7,881	8,134
Change in cash surrender value of bank owned life insurance	(1,755)	(1,337)	(1,126)
Gain on bank owned life insurance	—	—	(511)
Stock-based compensation expense	453	294	954
Operating Lease Payments	(2,680)	—	—
Gains on investment securities, net	(802)	(901)	(616)
Losses on sales of other real property owned, net	4	132	667
Loss on write down of premises and equipment	90	30	11
Loss on loans sold	—	—	698
Gains on sale of loans held for sale, net	(1,504)	(1,070)	(1,102)
Deferred income taxes	1,885	4,283	2,498
Decrease (increase) in accrued interest receivable	1,304	(1,708)	(279)
Increase in accrued interest payable	821	829	94
Origination of loans held for sale	(101,714)	(62,623)	(67,321)
Proceeds from sale of loans held for sale	102,906	63,210	68,573
(Increase) decrease in other assets	(4,680)	(4,266)	668
Increase (decrease) in other liabilities	3,282	(7,846)	666
Net cash provided by operating activities	62,828	42,175	46,154
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,944	1,486	12,958
Proceeds from sales of securities available-for-sale	60,900	13,152	159,663
Proceeds from maturities of securities available-for-sale	154,167	55,035	73,310
Purchases of securities available-for-sale	(188,608)	(38,852)	(183,319)
Net increase in loans	(59,797)	(96,665)	(123,931)
Purchases of premises and equipment	(4,103)	(3,112)	(1,274)
Proceeds from sales of other real property owned	2,425	1,606	5,559
Proceeds from settlement of bank owned life insurance policies	—	—	1,072
Cash received related to acquisition, net of cash and cash equivalents acquired	—	56,389	—
Net cash used in investing activities	(32,072)	(10,961)	(55,962)
Cash flows from financing activities:
Net decrease in deposits	(71,320)	(19,548)	(55,248)
Increase in Federal funds purchased	5,000	—	—
Increase (decrease) in repurchase agreements	15,779	15,762	(30,375)
Proceeds from FHLB advances	50,000	45,000	52,000
Repayment of FHLB advances	(56,000)	(35,000)	(32,000)
Repayment of short-term debt	—	—	(4,000)
Repayment of long-term debt	(7,724)	(10,313)	(3,750)
Repayment of junior subordinated debentures	(10,310)	—	—
Proceeds from issuance of common stock	655	36,645	4,399
Direct expenses related to capital transactions	—	(2,309)	(216)
Purchase of treasury stock	(1,293)	(138)	(797)
Dividends paid on common stock	(11,863)	(8,792)	(7,228)
Net cash provided by (used in) financing activities	(87,076)	21,307	(77,215)
Increase (decrease) in cash and cash equivalents	(56,320)	52,521	(87,023)
Cash and cash equivalents at beginning of period	141,400	88,879	175,902
Cash and cash equivalents at end of period	$85,080	$141,400	$88,879

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2019, 2018 and 2017
(In thousands)	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,544	$11,671	$6,415
Income taxes	15,556	9,645	11,721

Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	3,570	518	6,034
Dividends reinvested in common stock	805	1,099	1,057
Initial recognition of right-of-use assets	14,116	—	—
Initial recognition of lease liabilities	14,116	—	—
Net tax benefit related to option and deferred compensation plans	56	160	221

Supplemental disclosure of purchase of capital stock:		First Bank
Fair value of assets acquired		$501,285
Consideration paid:
Cash paid		10,275
Common stock issued		61,350
Total consideration paid		71,625
Fair value of liabilities assumed		$429,660

Supplemental disclosure of purchase of capital stock:		Soy Capital
Fair value of assets acquired		$479,056
Consideration paid:
Cash paid		19,046
Common stock issued		48,260
Total consideration paid		67,306
Fair value of liabilities assumed		$411,750

See accompanying notes to consolidated financial statements.

First Mid Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2019 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Captive Insurance Company

FIrst Mid Captive, Inc. ("the Captive"), a wholly-owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

Trust Assets

Assets held in fiduciary or agency capacities by FIrst Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries.  Fees from trust activities are recorded on a cash basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. At December 31, 2019, the First Mid Wealth Management Company managed or administered 1,635 trust accounts with assets totaling approximately $1,487.5 million. At December 31, 2018, the Company managed or administered 1,141 trust accounts with assets totaling approximately $1,129.6 million.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 26,700, 28,700, and 18,391 shares during 2019, 2018, and 2017 (under the 2007 Stock Incentive Plan), respectively as stock and stock unit awards.
Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2019, 8,899 shares were issued pursuant to ESPP.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description ofthe revenue-generating activities that are within the scope of ASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019 substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Adoption of New Accounting Guidance

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

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee is required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance is effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. The Company adopted the guidance effective January 1, 2019 and recorded a right of use asset of $14.1 million and a lease liability of $14.1 million.

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

Management formed an internal, cross functional committee in 2017 to evaluate implementation steps and assess the impact ASU 2016-13 would have on the Company’s consolidated financial statements. The committee assigned roles and responsibilities, key tasks to complete, and established a general timeline for implementation. The Company also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee met periodically to discuss the latest developments and ensure progress was being made. In addition, the committee kept current on evolving interpretations and industry practices related to ASU 2016-13. The committee evaluated and validated data resources and different loss methodologies. Key implementation activities for 2019 included finalization of models, establishing processes and controls, development of supporting analytics and documentation, policies and disclosure, and implementing parallel processing. The Company is required to adopt ASU 2016-13 effective January 1, 2020. The Company's initial estimate of the impact of adopting the standard is a 5% to 10% increase in the allowance for loan losses with an offseting cumulative-effect adjustment to retained earnings.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of December 31, 2019 and 2018 are as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Total
December 31, 2019
Net unrealized gains on securities available-for-sale	$11,825	$11,825
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(50)	(50)
Tax Expense	(3,415)	(3,415)
Balance at December 31, 2019	$8,360	$8,360
December 31, 2018
Net unrealized losses on securities available-for-sale	$(8,951)	$(8,951)
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(166)	(166)
Tax benefit	2,644	2,644
Balance at December 31, 2018	$(6,473)	$(6,473)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2019, 2018 and 2017, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2019	2018	2017
Realized gains on available-for-sale securities	$802	901	616	Securities gains, net (Total reclassified amount before tax)
	(233)	(261)	(216)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$569	$640	$400	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options and restricted stock awarded, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Basic Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	47,943,000	36,600,000	26,684,000
Weighted average common shares outstanding	16,675,269	14,487,126	12,531,659
Basic earnings per common share	$2.88	$2.53	$2.13
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$47,943,000	$36,600,000	$26,684,000
Weighted average common shares outstanding	16,675,269	14,487,126	12,531,659
Dilutive potential common shares:
Assumed conversion of stock options	—	209	4,875
Restricted stock awarded	34,207	13,250	—
Dilutive potential common shares	34,207	13,459	4,875
Diluted weighted average common shares outstanding	16,709,476	14,500,585	12,536,534
Diluted earnings per common share	$2.87	$2.52	$2.13

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2019, 2018 and 2017.

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $18,038,000, $14,564,000 and $8,944,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company's cash accounts exceeded federal insurance limits by $18.4 million.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2019 and 2018 were as follows (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$106,428	$952	$(60)	$107,320
Obligations of states and political subdivisions	172,460	5,990	(17)	178,433
Mortgage-backed securities: GSE residential	391,307	5,331	(512)	396,126
Other securities	4,028	141	—	4,169
Total available-for-sale	$674,223	$12,414	$(589)	$686,048
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,542	$99	$(69)	$69,572
December 31, 2018
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$201,380	$504	$(3,235)	$198,649
Obligations of states and political subdivisions	193,195	1,224	(1,840)	192,579
Mortgage-backed securities: GSE residential	304,372	486	(6,186)	298,672
Other securities	2,278	96	—	2,374
Total available-for-sale	$701,225	$2,310	$(11,261)	$692,274
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,436	$—	$(1,527)	$67,909

Proceeds from sales of investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Proceeds from sales	$60,900	$13,152	$159,663
Gross gains	875	941	773
Gross losses	(73)	(40)	(157)
Income tax expense	233	261	216

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2019 and the weighted average yield for each range of maturities (in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$97,088	$10,232	$—	$—	$107,320
Obligations of state and political subdivisions	30,565	68,896	77,953	1,019	178,433
Mortgage-backed securities: GSE residential	1,517	296,145	98,464	—	396,126
Other securities	2,002	1,754	—	413	4,169
Total investments	$131,172	$377,027	$176,417	$1,432	$686,048
Weighted average yield	2.70%	2.88%	2.81%	3.07%	2.83%
Full tax-equivalent yield	2.94%	3.08%	3.32%	4.08%	3.12%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$64,511	$5,031	$—	$—	$69,542
Weighted average yield	1.89%	2.06%	—%	—%	1.90%
Full tax-equivalent yield	1.89%	2.06%	—%	—%	1.90%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2019.

Investment securities carried at approximately $688 million and $628 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2019 and 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,375	$(60)	$—	$—	$23,375	$(60)
Obligations of states and political subdivisions	3,469	(16)	347	(1)	3,816	(17)
Mortgage-backed securities: GSE residential	67,080	(322)	20,888	(190)	87,968	(512)
Total	$93,924	$(398)	$21,235	$(191)	$115,159	$(589)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,996	$(25)	$24,565	$(44)	$39,561	$(69)
December 31, 2018
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,095	$(148)	$105,549	$(3,087)	$121,644	$(3,235)
Obligations of states and political subdivisions	38,782	(450)	42,741	(1,390)	81,523	(1,840)
Mortgage-backed securities: GSE residential	81,435	(1,150)	171,321	(5,036)	252,756	(6,186)
Total	$136,312	$(1,748)	$319,611	$(9,513)	$455,923	$(11,261)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,683	$(147)	$48,226	$(1,380)	$67,909	$(1,527)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2019, there were no available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were twenty-three available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $105,549,000 and unrealized losses of $3,087,000 in a continuous unrealized loss position for twelve months or more.

At December 31, 2019 there were four held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $24,565,000 and unrealized losses of $44,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018 there were nine held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $48,226,000 and unrealized losses of $1,380,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2019 there was one obligations of states and political subdivisions with a fair value of $347,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were eighty-four obligations of states and political subdivisions with a fair value of $42,741,000 and unrealized losses of $1,390,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2019 there were fourteen mortgage-backed securities with a fair value of $20,888,000 and unrealized losses of $190,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2018, there were sixty-nine mortgage-backed security with a fair value of $171,321,000 and unrealized losses of $5,036,000 in a continuous unrealized loss position for twelve months or more.

Other-than-temporary Impairment

Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets.

Credit Losses Recognized on Investments

As described above, the Company’s investments in trust preferred securities experienced fair value deterioration due to credit losses but were not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Accumulated Credit Losses as of December 31:
	2019	2018	2017
Credit losses on trust preferred securities held:
Beginning of period	$—	$1,111	$1,111
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	—	(1,111)	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	—
Reductions due to increases in expected cash flows	—	—	—
End of period	$—	$—	$1,111

On May 29, 2018 the Company sold its trust preferred security. This sale resulted in a recovery of all of the book value of the security. The net proceeds exceed the aggregate book value of these securities by approximately $846,000 and this amount was recorded as a security gain during the second quarter of 2018.

Maturities of investment securities were as follows at December 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$128,892	$129,656
Due after one-five years	78,637	80,882
Due after five-ten years	74,167	77,953
Due after ten years	1,220	1,431
	282,916	289,922
Mortgage-backed securities: GSE residential	391,307	396,126
Total available-for-sale	674,223	686,048
Held-to-maturity:
Due in one year or less	64,511	64,501
Due after one-five years	5,031	5,071
Total held-to-maturity	$69,542	$69,572

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2019 and 2018 follows (in thousands):

	2019	2018
Construction and land development	$94,462	$51,013
Farm loans	240,481	232,409
1-4 Family residential properties	336,553	374,751
Multifamily residential properties	155,132	186,393
Commercial real estate	997,175	911,656
Loans secured by real estate	1,823,803	1,756,222
Agricultural loans	136,023	136,125
Commercial and industrial loans	528,987	559,120
Consumer loans	83,544	92,744
All other loans	126,807	113,925
Gross loans	2,699,164	2,658,136
Less: Loans held for sale	1,820	1,508
	2,697,344	2,656,628
Less:
Net deferred loan fees, premiums and discounts	3,817	13,617
Allowance for loan losses	26,911	26,189
Net loans	$2,666,616	$2,616,822

Net loans increased $49.8 million as of December 31, 2019 compared to December 31, 2018. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,820,000 and $1,508,000 at December 31, 2019 and 2018, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2019, the Company’s loan portfolio included $376.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $301.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $8.8 million from $367.6 million at December 31, 2018 while loans concentrated in other grain farming increased $25.4 million from $276.1 million at December 31, 2018.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, at December 31, 2019 the Company had $120.7 million of loans to motels and hotels compared to $129.2 million at December 31, 2018 .  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also had $300.6 million and $250.5 million of loans to lessors of non-residential buildings at December 31, 2019 and 2018, respectively, $284.4 million and $289.2 million of loans to lessors of residential buildings and dwellings at December 31, 2019 and 2018, respectively, and $90.4 million and $105.3 million of loans to other gambling industries at December 31, 2019 and 2018.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019, 2018 and 2017 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Balance, beginning of year	$21,556	$2,197	$1,504	$932	$—	$26,189
Provision charged to expense	4,212	318	502	1,401	—	6,433
Losses charged off	(4,322)	(45)	(695)	(1,264)	—	(6,326)
Recoveries	172	9	75	359	—	615
Balance, end of period	$21,618	$2,479	$1,386	$1,428	$—	$26,911
Ending balance:
Individually evaluated for impairment	$548	$8	$176	$1	$—	$733
Collectively evaluated for impairment	$20,711	$2,471	$1,204	$1,427	$—	$25,813
Loans acquired with deteriorated credit quality	$359	$—	$6	$—	$—	$365
Loans:
Ending balance	$1,882,755	$376,639	$345,139	$90,814	$—	$2,695,347
Ending Balance:
Individually evaluated for impairment	$13,487	$85	$4,783	$134	$—	$18,489
Collectively evaluated for impairment	$1,864,688	$376,554	$339,985	$90,680	$—	$2,671,907
Loans acquired with deteriorated credit quality	$4,580	$—	$371	$—	$—	$4,951

December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$16,546	$1,742	$886	$803	$—	$19,977
Provision charged to expense	6,070	548	1,447	602	—	8,667
Losses charged off	(1,227)	(93)	(886)	(787)	—	(2,993)
Recoveries	167	—	57	314	—	538
Balance, end of period	$21,556	$2,197	$1,504	$932	$—	$26,189
Ending balance:
Individually evaluated for impairment	$1,816	$—	$225	$3	$—	$2,044
Collectively evaluated for impairment	$18,514	$2,197	$1,270	$929	$—	$22,910
Loans acquired with deteriorated credit quality	$1,226	$—	$9	$—	$—	$1,235
Loans:
Ending balance	$1,784,741	$367,211	$392,526	$100,041	$—	$2,644,519
Ending balance:
Individually evaluated for impairment	$14,422	$32	$2,360	$166	$—	$16,980
Collectively evaluated for impairment	$1,756,908	$367,175	$387,961	$99,872	$—	$2,611,916
Loans acquired with deteriorated credit quality	$13,411	$4	$2,205	$3	$—	$15,623

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$12,901	$2,249	$874	$693	$36	$16,753
Provision charged to expense	6,884	153	100	361	(36)	7,462
Losses charged off	(3,795)	(662)	(217)	(521)	—	(5,195)
Recoveries	556	2	129	270	—	957
Balance, end of year	$16,546	$1,742	$886	$803	$—	$19,977
Ending balance:
Individually evaluated for impairment	$586	$2	$25	$1	$—	$614
Collectively evaluated for impairment	$15,951	$1,740	$861	$802	$—	$19,354
Loans acquired with deteriorated credit quality	$9	$—	$—	$—	$—	$9
Loans:
Ending balance	$1,371,787	$213,521	$315,123	$39,070	$—	$1,939,501
Ending balance:
Individually evaluated for impairment	$11,372	$488	$1,026	$200	$—	$13,086
Collectively evaluated for impairment	$1,360,156	$213,033	$314,097	$38,870	$—	$1,926,156
Loans acquired with deteriorated credit quality	$259	$—	$—	$—	$—	$259

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2019 and 2018 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$93,413	$49,794	$231,227	$221,047	$314,999	$352,583	$136,958	$163,845
Special Mention	413	471	6,902	7,805	5,743	5,526	5,588	8,144
Substandard	316	354	2,112	2,848	15,685	15,409	11,402	12,062
Doubtful	—	—	—	—	—	—	—	—
Total	$94,142	$50,619	$240,241	$231,700	$336,427	$373,518	$153,948	$184,051

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$966,585	$861,086	$129,811	$127,863	$479,233	$535,186	$82,117	$90,133
Special Mention	8,568	16,035	3,862	7,581	37,602	9,967	140	177
Substandard	20,549	29,729	2,451	433	12,138	11,858	926	1,206
Doubtful	—	—	—	—	—	—	—	—
Total	$995,702	$906,850	$136,124	$135,877	$528,973	$557,011	$83,183	$91,516

	All Other Loans		Total Loans
	2019	2018	2019	2018
Pass	$123,814	$110,352	$2,558,157	$2,511,889
Special Mention	2,793	3,010	71,611	58,716
Substandard	—	15	65,579	73,914
Doubtful	—	—	—	—
Total	$126,607	$113,377	$2,695,347	$2,644,519

The following table presents the Company’s loan portfolio aging analysis at December 31, 2019 and 2018 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2019
Construction and land development	$235	$—	$—	$235	$93,907	$94,142	$—
Farm loans	1,595	—	47	1,642	238,599	240,241	—
1-4 Family residential properties	3,834	2,288	4,713	10,835	325,592	336,427	—
Multifamily residential properties	1,348	46	1,131	2,525	151,423	153,948	—
Commercial real estate	602	495	2,241	3,338	992,364	995,702	—
Loans secured by real estate	7,614	2,829	8,132	18,575	1,801,885	1,820,460	—
Agricultural loans	300	—	307	607	135,517	136,124	—
Commercial and industrial loans	767	855	5,989	7,611	521,362	528,973	—
Consumer loans	454	196	150	800	82,383	83,183	—
All other loans	—	—	—	—	126,607	126,607	—
Total loans	$9,135	$3,880	$14,578	$27,593	$2,667,754	$2,695,347	$—
December 31, 2018
Construction and land development	$460	$43	$—	$503	$50,116	$50,619	$—
Farm loans	—	804	—	804	230,896	231,700	—
1-4 Family residential properties	3,347	3,051	4,080	10,478	363,040	373,518	—
Multifamily residential properties	1,149	—	1,955	3,104	180,947	184,051	—
Commercial real estate	1,349	89	4,058	5,496	901,354	906,850	—
Loans secured by real estate	6,305	3,987	10,093	20,385	1,726,353	1,746,738	—
Agricultural loans	63	—	20	83	135,794	135,877	—
Commercial and industrial loans	1,417	10	3,902	5,329	551,682	557,011	—
Consumer loans	888	356	299	1,543	89,973	91,516	—
All other loans	697	—	—	697	112,680	113,377	—
Total loans	$9,370	$4,353	$14,314	$28,037	$2,616,482	$2,644,519	$—

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

The following tables present impaired loans as of December 31, 2019 and 2018 (in thousands):

	2019			2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$256	$256	$—	$2,559	$2,559	$14
Farm loans	—	—	—	—	—	—
1-4 Family residential properties	5,154	5,351	182	4,565	4,952	234
Multifamily residential properties	4,254	4,254	19	4,465	4,465	—
Commercial real estate	5,904	6,408	587	12,517	12,804	1,553
Loans secured by real estate	15,568	16,269	788	24,106	24,780	1,801
Agricultural loans	85	669	8	36	504	—
Commercial and industrial loans	7,653	8,789	301	8,292	8,723	1,475
Consumer loans	134	134	1	169	171	3
All other loans	—	—	—	—	—	—
Total loans	$23,440	$25,861	$1,098	$32,603	$34,178	$3,279
Loans without a specific allowance:
Construction and land development	$41	$41	$—	$48	$48	$—
Farm loans	479	479	—	309	309	—
1-4 Family residential properties	3,719	4,263	—	3,680	4,769	—
Multifamily residential properties	—	—	—	7,597	7,597	—
Commercial real estate	1,721	1,724	—	983	1,201	—
Loans secured by real estate	5,960	6,507	—	12,617	13,924	—
Agricultural loans	724	140	—	631	163	—
Commercial and industrial loans	916	3,065	—	1,660	2,027	—
Consumer loans	391	713	—	471	1,006	—
All other loans	—	—	—	6	6	—
Total loans	$7,991	$10,425	$—	$15,385	$17,126	$—
Total loans:
Construction and land development	$297	$297	$—	$2,607	$2,607	$14
Farm loans	479	479	—	309	309	—
1-4 Family residential properties	8,873	9,614	182	8,245	9,721	234
Multifamily residential properties	4,254	4,254	19	12,062	12,062	—
Commercial real estate	7,625	8,132	587	13,500	14,005	1,553
Loans secured by real estate	21,528	22,776	788	36,723	38,704	1,801
Agricultural loans	809	809	8	667	667	—
Commercial and industrial loans	8,569	11,854	301	9,952	10,750	1,475
Consumer loans	525	847	1	640	1,177	3
All other loans	—	—	—	6	6	—
Total loans	$31,431	$36,286	$1,098	$47,988	$51,304	$3,279

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$622	$32	$2,558	$37	$—	$—
Farm loans	1,218	—	415	—	293	—
1-4 Family residential properties	9,659	80	6,297	144	3,267	29
Multifamily residential properties	6,490	89	9,666	137	377	1
Commercial real estate	12,189	234	9,818	271	5,457	13
Loans secured by real estate	30,178	435	28,754	589	9,394	43
Agricultural loans	808	3	727	23	878	—
Commercial and industrial loans	10,065	9	9,003	6	6,586	8
Consumer loans	649	1	131	1	325	—
All other loans	—	—	3	—	—	—
Total loans	$41,700	$448	$38,618	$619	$17,183	$51

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $1,382,000 of 1-4 Family residential properties, $1,146,000 of commercial real estate, $128,000 of commercial and industrial loans, $40,000 of agricultural loans, and $5,000 of consumer loans at December 31, 2019 and $1,769,000 of 1-4 Family residential properties, $676,000 of commercial real estate loans, and $6,000 of consumer loans at December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2019 and December 31, 2018 (in thousands). This table excludes purchased credit-impaired loans and performing troubled debt restructurings.

	2019	2018
Construction and land development	$41	$377
Farm loans	479	309
1-4 Family residential properties	7,379	5,762
Multifamily residential properties	3,137	2,105
Commercial real estate	4,351	8,457
Loans secured by real estate	15,387	17,010
Agricultural loans	769	667
Commercial and industrial loans	8,441	8,990
Consumer loans	521	625
All other loans	—	6
Total loans	$25,118	$27,298

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $25.1 million and $27.3 million at December 31, 2019 and 2018, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $906,000, $1,189,000 and $471,000 in 2019, 2018 and 2017, respectively.

Purchased Credit-Impaired Loans

The Company acquired certain loans considered to be credit-impaired in its business combination with First Clover Leaf during the third quarter of 2016, First Bank & Trust during the second quarter of 2018 and Soy Capital during the fourth quarter of 2018. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is included in the consolidated balance sheet amounts for Loans. The Company had no PCI loans prior to the First Clover Leaf acquisition. The amount of these loans at December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019	December 31, 2018
Construction and land development	$256	$872
1-4 Family residential properties	371	206
Multifamily residential properties	2,077	891
Commercial real estate	2,247	946
Loans secured by real estate	4,951	2,915
Agricultural loans	—	4
Commercial and industrial loans	—	15
Consumer loans	—	3
Carrying amount	4,951	2,937
Allowance for loan losses	(365)	(1,235)
Carrying amount, net of allowance	$4,586	$1,702

As of November 15, 2018, the Soy Capital acquisition date, the principal outstanding of PCI loans totaled $3,282,000 and the fair value of the PCI loans totaled $2,594,000. As of May 1, 2018, the First Bank acquisition date, the principal outstanding of PCI loans totaled $20,357,000 and the fair value of PCI loans totaled $16,126,000. For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. As of December 31, 2018, approximately $910,000 was accreted on the PCI loans acquired due to paydowns on these loans. Subsequent decreases to the expected cash flows will result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

As of December 31, 2019, subsequent changes in expected cash flows resulted in approximately $365,000 of provision recorded and approximately $1,229,000 provision reversed. As of December 31, 2018, subsequent changes in expected cash flows resulted in approximately $1,235,000 of provision recorded and approximately $65,000 of provision reversed.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2019 and 2018 was $5,803,000 and $9,956,000, respectively.  Approximately $381,000 and $1,418,000 in specific reserves were established with respect to these loans as of December 31, 2019 and 2018, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2019 and 2018 (in thousands).

Troubled debt restructurings:	2019	2018
Construction and land development	$—	$—
1-4 Family residential properties	1,905	2,472
Multifamily residential properties	—	—
Commercial real estate	1,746	1,706
Loans secured by real estate	3,651	4,178
Agricultural loans	669	499
Commercial and industrial loans	1,349	5,112
Consumer Loans	134	167
Total	$5,803	$9,956
Performing troubled debt restructurings:
Construction and Land Development	$—	$—
1-4 Family residential properties	1,382	1769
Multifamily residential properties	—	—
Commercial real estate	1,146	676
Loans secured by real estate	2,528	2,445
Agricultural Loans	40	—
Commercial and industrial loans	128	—
Consumer Loans	5	6
Total	$2,701	$2,451

The following table presents loans modified as TDRs during the years ended December 31, 2019 and 2018 as a result of various modified loan factors (in thousands):

	December 31, 2019			December 31, 2018
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	3	131	(a)(b)(c)	16	688	(b)(c)
Commercial real estate	3	1,507	(b)(d)	2	479	(b)(d)
Loans secured by real estate	6	1,638		18	1,167
Agricultural Loans	1	40		—	—
Commercial and industrial loans	5	127	(b)(c)	2	67	(b)(c)
Consumer Loans	1	11	(c)	3	28	(b)(c)
Total	13	$1,816		23	$1,262
Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is ninety days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for year ended December 31, 2019 and there was one loan modified as a troubled debt restructuring during the prior twelve months that experienced a default during the year ended December 31, 2018.

At December 31, 2019 and 2018, the balance of real estate owned includes $3,644,000 and $2,534,000, respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $667,000 and $425,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2019 and 2018 consisted of (in thousands):

	2019	2018
Land	$14,734	$14,734
Buildings and improvements	52,542	52,129
Furniture and equipment	22,051	19,718
Leasehold improvements	3,582	3,580
Construction in progress	797	321
Subtotal	93,706	90,482
Accumulated depreciation and amortization	34,215	31,365
Total	$59,491	$59,117

Depreciation and amortization expense was $3.6 million, $3.0 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2019 and 2018 (in thousands):

	2019		2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$108,752	$3,760	$109,037	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	17,746	32,355	14,017
Customer list intangibles	16,129	3,917	16,029	2,648
	$160,251	$28,438	$160,436	$23,440

Goodwill of $26.5 million was recorded for the acquisition and merger of First Bank during the second quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes.

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

Goodwill of $18.4 million was recorded for the acquisition and merger of Soy Capital during the fourth quarter of 2018. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill will not be deductible for tax purposes. The following table provides a reconciliation of the purchase price paid for the acquisition of Soy Capital and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$21,694
Less purchase accounting adjustments:
Fair value of securities	41
Fair value of loans	3,377
Fair value of OREO	345
Fair value of premises and equipment	(953)
Fair value of time deposits	(343)
Fair value of FHLB advances	(29)
Core deposit intangible	(7,269)
Customer list intangibles	(12,298)
Other assets and other liabilities	13,786
		$(3,343)
Resulting goodwill from acquisition		$18,351

As part of the acquisition of First Bank acquisition, the Company acquired mortgage servicing rights valued at $1,558,000. There were no mortgage service rights added during 2019. The unpaid principal balances of mortgage loans serviced for others were $186.2 million and $207.7 million at December 31, 2019 and 2018, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Beginning Balance	2,101	844
Acquired Balance	—	1,558
Mortgage Servicing rights capitalized	—	7
Valuation reserve	(380)	—
Mortgage Servicing rights amortized	(411)	(308)
I/O strip	134	—
Ending Balance	$1,444	$2,101

Total amortization expense for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Core deposit intangibles	3,729	2,544	1,829
Customer list intangibles	1,269	363	183
Mortgage Servicing Rights	850	308	141
	$5,848	$3,215	$2,153

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/20	$4,917
For year ended 12/31/21	4,253
For year ended 12/31/22	3,829
For year ended 12/31/23	3,516
For year ended 12/31/24	2,977

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2019 and 2018, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets The weighted average amortization period for core deposit, customer lists and total intangibles was 3.58, 5.27 and 4.33, respectively, at December 31, 2019.
Note 8 -- Deposits

As of December 31, 2019 and 2018, deposits consisted of the following (in thousands):

	2019	2018
Demand deposits:
Non-interest bearing	$633,331	$575,784
Interest-bearing	850,956	903,426
Savings	428,778	432,319
Money market	419,801	485,388
Time deposits	584,500	591,769
Total deposits	$2,917,366	$2,988,686

Total interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Interest-bearing demand	$2,741	$1,158	$588
Savings	590	579	486
Money market	3,742	2,135	1,224
Time deposits	11,866	4,699	1,697
Total	$18,939	$8,571	$3,995

As of December 31, 2019, 2018 and 2017, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2019	2018	2017
Time deposit balances in denominations of more than $250,000	$107,285	$87,517	$52,598

The following table shows the amount of maturities for all time deposits as of December 31, 2019 (in thousands):

Less than 1 year	$406,854
1 year to 2 years	114,699
2 years to 3 years	33,460
3 years to 4 years	16,207
4 years to 5 years	13,196
Over 5 years	84
Total	$584,500

In 2019 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $87.6 million and $94.8 million in various checking accounts and time deposits as of December 31, 2019 and 2018, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2019 and 2018 borrowings consisted of the following (in thousands):

	2019	2018
Securities sold under agreements to repurchase	$208,109	$192,330

Federal Home Loan Bank (FHLB) Fixed-term advances	$113,895	$119,745
Subordinated debentures	$18,858	$29,000
Other borrowings:
Federal funds purchased	$5,000	$0
Due after one year	$0	$7,724
Total	$345,862	$348,799

Aggregate annual maturities of FHLB advances and subordinated debentures (excluding unamortized discounts and premiums) at December 31, 2019 are (in thousands):

	FHLB	Subordinated Debentures
2020	$39,000	$—
2021	15,000	—
2022	5,000	—
2023	5,000	—
2024	10,000	—
Thereafter	40,000	20,620
	114,000	20,620
Unamortized discount	(105)	(1,762)
	$113,895	$18,858

FHLB advances represent borrowings by First Mid Bank to fund loan demand.  At December 31, 2019 the advances totaling $114 million were as follows:

•	$4 million advance with a 3-year maturity, at 2.40%, due January 9, 2020

•	$5 million advance with a 2.5-year maturity, at 1.67%, due January 31, 2020

•	$5 million advance with a 4-year maturity, at 1.79%, due April 13, 2020

•	$10 million advance with a 1.5 year maturity at 2.95%, due May 29, 2020

•	$5 million advance with a 2-year maturity, at 2.75%, due June 26, 2020

•	$5 million advance with a 3-year maturity, at 1.75%, due July 31, 2020

•	$5 million advance with a 6-year maturity, at 2.30%, due August 24, 2020

•	$5 million advance with a 3.5-year maturity, at 1.83%, due February 1, 2021

•	$5 million advance with a 5-year maturity, at 1.85%, due April 12, 2021

•	$5 million advance with a 7-year maturity, at 2.55%, due October 1, 2021

•	$5 million advance with a 5-year maturity, at 2.71%, due March 21, 2022

•	$5 million advance with a 8-year maturity, at 2.40%, due January 9, 2023

•	$10 million advance with a 4-year maturity at 1.45%, due December 31, 2024

•	$5 million advance with a 10-year maturity at 1.14%, due October 3, 2029

•	$5 million advance with a 10-year maturity at 1.15%, due October 3, 2029

•	$5 million advance with a 10-year maturity at 1.12%, due October 3, 2029

•	$10 million advance with a 10-year maturity at 1.39%, due December 31, 2029

•	$15 million advance with a 10-year maturity at 1.41%, due December 31, 2029

Securities sold under agreements to repurchase were $208.1 million at December 31, 2019, an increase of $16 million from $192.3 million at December 31, 2018 primarily due to addition of accounts acquired from Soy Capital. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .42%.

(in thousands)	2019	2018	2017
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$208,109	$192,330	$163,626
Average amount outstanding for the year	169,437	140,622	144,674

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2019	December 31, 2018
US Treasury securities and obligations of U.S. government corporations & agencies	$77,333	$130,893
Obligations of states and political subdivisions	2,375	—
Mortgage-backed securities: GSE: residential	128,401	61,437
Total	$208,109	$192,330

At December 31, 2019, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 12, 2019 for one year as a revolving credit agreement with a maximum available balance of $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2019 and 2018.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  On October 7, 2019, these trust preferred securities were redeemed, along with $310,000 in common securities issued by Trust I and held by the Company, as a result of the concurrent redemption of 100% of he Company's junior subordinated debentures due 2034 and held by Trust I, which supported the trust preferred securities.  The redemption price for the junior subordinated debentures was equal to 100% of the principal amount plus accrued interest, if any, up to, but not including, the redemption date of October 7, 2019. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate liquidation amount of the trust preferred securities plus accumulated but unpaid distributions up to but not including the redemption date. The redemption was made pursuant to the optional redemption provision of the underlying indenture.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (3.49% and 4.39% at December 31, 2019 and 2018). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.74% and 4.64% at December 31, 2019 and 2018, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (3.59% and 4.49% at December 31, 2019 and 2018, respectively) and resets quarterly.

The trust preferred securities issued by Trust II, CLST I, and FBTCSTI are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below).  Management believes that, as of December 31, 2019 and 2018, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2019 and 2018, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2019, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio	Amount (in thousands)	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
Company	$444,305	15.74%	$296,378	>10.50%	N/A	N/A
First Mid Bank	411,196	14.65%	294,703	>10.50%	$280,670	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	417,394	14.79%	239,925	> 8.50	N/A	N/A
First Mid Bank	384,285	13.69%	238,569	> 8.50	224,536	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	398,536	14.12%	197,585	> 7.00	N/A	N/A
First Mid Bank	384,285	13.69%	196,469	> 7.00	182,435	> 6.50
Tier 1 Capital (to average assets)
Company	417,394	11.20%	149,044	> 4.00	N/A	N/A
First Mid Bank	384,285	10.37%	148,268	> 4.00	185,335	> 5.00
December 31, 2018
Total Capital (to risk-weighted assets)
Company	$412,879	13.63%	$299,148	> 9.875%	N/A	N/A
First Mid Bank	350,361	12.85%	269,171	> 9.875	$272,578	> 10.00%
Soy Capital Bank	45,387	14.33%	31,283	> 9.875	31,679	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	386,690	12.76%	238,561	> 7.875	N/A	N/A
First Mid Bank	324,172	11.89%	214,655	> 7.875	218,063	> 8.00
Soy Capital Bank	45,387	14.33%	24,947	> 7.875	25,343	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	357,690	11.81%	193,121	> 6.375	N/A	N/A
First Mid Bank	324,172	11.89%	173,769	> 6.375	177,176	> 6.50
Soy Capital Bank	45,387	14.33%	20,195	> 6.375	20,591	> 6.50
Tier 1 Capital (to average assets)
Company	386,690	11.15%	138,765	> 4.00	N/A	N/A
First Mid Bank	324,172	9.92%	130,716	> 4.00	163,396	> 5.00
Soy Capital Bank	45,387	11.12%	16,322	> 4.00	20,403	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2019 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2019 and 2018, the Company and First Mid Bank (and as of December 31, 2018, Soy Capital Bank) had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2019 and 2018 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$107,320	$—	$107,320	$—
Obligations of states and political subdivisions	178,433	—	177,460	973
Mortgage-backed securities	396,126	—	396,126	—
Other securities	4,169	219	3,950	—
Total available-for-sale securities	$686,048	$219	$684,856	$973
December 31, 2018
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,649	$—	$198,649	$—
Obligations of states and political subdivisions	192,579	—	191,612	967
Mortgage-backed securities	298,672	—	298,672	—
Other securities	2,374	364	2,010	—
Total available-for-sale securities	$692,274	$364	$690,943	$967

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018 is summarized as follows (in thousands):

	Obligations of State and Political Subdivisions		Trust Preferred Securities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Beginning balance	$967	$—	$—	$2,548
Transfers into Level 3	—	967	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in net income	6	—	—	—
Included in other comprehensive income (loss)	—	—	—	18
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	(2,522)
Settlements	—	—	—	(44)
Ending balance	$973	$967	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2019 was $13,775,000 and a fair value of $12,727,000 resulting in specific loss exposures of $1,047,600. As of December 31, 2018, the total carrying amount of loans for which a change specific allowance has occurred was $19,481,000. These loans had a fair value of $16,437,000 which resulted in specific loss exposures of $3,044,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2019 was $3,644,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $935,000. The total carrying amount of other real estate owned as of December 31, 2018 was $2,534,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $836,000.

Mortgage Servicing Rights

As of December 31, 2019, mortgage servicing rights had a carrying value of $1,690,000 and a fair value of $1,444,000 resulting in a valuation reserve of $245,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired loans (collateral dependent)	$12,727	$—	$—	$12,727
Foreclosed assets held for sale	935	—	—	935
Mortgage servicing rights	1,444,000	—	—	1,444
December 31, 2018
Impaired loans (collateral dependent)	$16,437	$—	$—	$16,437
Foreclosed assets held for sale	836	—	—	836

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2019.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	12,727	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	935	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
Mortgage servicing rights	1,444	Third party valuations	Discounts to reflect realizable value	9.50%	-	12.50%	(9.7%	)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2018.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	16,437	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$836	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 in accordance with FAS 107-1 and APB 28-1, codified with ASC 820 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets
Cash and due from banks	$84,154	$84,154	$84,154	$—	$—
Federal funds sold	926	926	926	—	—
Certificates of deposit investments	4,625	4,625	—	4,625	—
Available-for-sale securities	686,048	686,048	219	684,856	973
Held-to-maturity securities	69,542	69,572	—	69,572	—
Loans held for sale	1,820	1,820	—	1,820	—
Loans net of allowance for loan losses	2,666,616	2,622,053	—	—	2,622,053
Interest receivable	15,577	15,577	—	15,577	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	4,105	4,105	—	4,105	—
Financial Liabilities
Deposits	2,917,336	2,924,144	—	2,332,866	591,278
Securities sold under agreements to repurchase	208,109	208,016	—	208,016	—
Interest payable	2,261	2,261	—	2,261	—
Federal Home Loan Bank borrowings	113,895	114,510	—	114,510	—
Other borrowings	5,000	5,000	5,000	—	—
Junior subordinated debentures	18,858	15,596	—	15,596	—

December 31, 2018
Financial Assets
Cash and due from banks	$140,735	$140,735	$140,735	$—	$—
Federal funds sold	665	665	665	—	—
Certificates of deposit investments	7,569	7,569	—	7,569	—
Available-for-sale securities	692,274	692,274	364	690,943	967
Held-to-maturity securities	69,436	67,909	—	67,909	—
Loans held for sale	1,508	1,508	—	1,508	—
Loans net of allowance for loan losses	2,616,822	2,541,037	—	—	2,541,037
Interest receivable	16,881	16,881	—	16,881	—
Federal Reserve Bank stock	7,390	7,390	—	7,390	—
Federal Home Loan Bank stock	3,095	3,095	—	3,095	—
Financial Liabilities
Deposits	2,988,686	2,991,177	—	2,396,917	594,260
Securities sold under agreements to repurchase	192,330	192,179	—	192,179	—
Interest payable	1,758	1,758	—	1,758	—
Federal Home Loan Bank borrowings	119,745	119,704	—	119,704	—
Other borrowings	7,724	7,724	—	7,724	—
Junior subordinated debentures	29,000	24,418	—	24,418	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2019, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,881,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,881,000 as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2019 and 2018 the Company issued 11,072 common shares and 9,043 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition.  Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions.  The total liabilities associated with these agreements is included in other liabilities on the Company's consolidated balance sheet as of December 31, 2019.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. The Company awarded 26,700, 28,700 and 18,391 (under the 2007 Stock Incentive Plan) shares during 2019, 2018, 2017, respectively as stock and stock unit awards. The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2019, 2018 or 2017. All previously issued, unexercised options expired on December 16, 2018.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Stock and stock unit awards:
Pre-tax compensation expense	$453	$314	$954
Income tax benefit	(95)	(66)	(334)
Total share-based compensation expense, net of income taxes	$358	$248	$620

During 2017, the Board changed its award process and subsequently approved the acceleration of the vesting of all remaining outstanding restricted stock units. This resulted in total compensation expense for the year ended December 31, 2017 of approximately $954,000.

A summary of option activity under the 1997 Stock Incentive Plan as of December 31, 2018 and 2017, and changes during the years then ended is presented below:

	2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	10,500	$23.00
Granted	0	0.00
Exercised	(10,500)	23.00
Forfeited or expired	0	0.00
Outstanding, end of year	0	$0.00	0.00	$—
Exercisable, end of year	0	$0.00	0.00	$—

The total intrinsic value of options exercised during 2018 was $176,000. There were no stock options for shares of common stock not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2018 because they were anti-dilutive.

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

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	24,280	$38.92	0	$0.00	32,338	$22.64
Granted	26,700	33.31	28,700	38.92	18,391	30.65
Vested	(13,072)	37.42	(4,420)	38.92	(50,729)	25.54
Forfeited	0	0.00	0	0.00	0	0.00
Nonvested, end of year	37,908	$35.49	24,280	$38.92	0	$0.00
Fair value of shares vested		$489,110		$172,026		$260,483

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2019, 2018 and 2017, there was $1,053,000, $795,000, and $0, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $2,493,000, $1,881,000 and $1,630,000 in 2019, 2018 and 2017, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to a senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $32,000, $36,000 and $40,000 in 2019, 2018 and 2017 respectively. The current liability recorded for these two agreements was $465,000 and $533,000, as of December 31, 2019 and 2018, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Current
Federal	$8,538	$4,841	$9,825
State	4,900	2,781	2,719
Total Current	13,438	7,622	12,544
Deferred
Federal	1,368	2,818	2,047
State	517	1,465	451
Total Deferred	1,885	4,283	2,498
Total	$15,323	$11,905	$15,042

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes).  During 2019, 2018 and 2017, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows (in thousands):

	2019	2018	2017
Expected income taxes	$13,286	$10,186	$14,604
Effects of:
Tax-exempt income from bank owned life insurance	(563)	(283)	(573)
Other tax exempt income	(1,701)	(1,598)	(2,223)
Nondeductible interest expense	70	43	28
State taxes, net of federal taxes	4,280	3,354	2,062
Other items	116	218	(266)
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	—	—	1,410
Effect of marginal tax rate	(165)	(15)	—
Total	$15,323	$11,905	$15,042

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

Tax expense recorded by the Company during 2019, 2018 and 2017 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$7,512	$7,251
Available-for-sale investment securities	—	2,644
Deferred compensation	3,487	3,593
Supplemental retirement	133	152
Core deposit premium and other intangible assets	889	657
Stock compensation expense	54	43
Deferred revenue	521	—
Acquisition costs	265	190
Other	749	977
Total gross deferred tax assets	13,610	15,507
Deferred tax liabilities:
Deferred loan costs	13	126
Intangibles amortization	4,584	4,135
Prepaid expenses	754	297
FHLB stock dividend	23	232
Depreciation	2,500	2,149
Deferred revenue	—	81
Purchase accounting	7,906	6,066
Accumulated accretion	304	199
Mortgage servicing rights	411	578
Available-for-sale investment securities	3,415	—
Total gross deferred tax liabilities	19,910	13,863
Net deferred tax assets (liabilities)	$(6,300)	$1,644

Net deferred tax assets are recorded in other assets on the consolidated balance sheets, while net deferred tax liabilities are recorded in other liabilities. No valuation allowance related to deferred tax assets was recorded at December 31, 2019 and 2018 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2019.  As of December 31, 2019, approximately $36.5 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Unused commitments and lines of credit:
Commercial real estate	$122,479	$102,015
Commercial operating	308,393	298,657
Home equity	38,933	43,026
Other	103,912	110,226
Total	$573,717	$553,924
Standby letters of credit	$11,535	$10,183

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2019 and 2018. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $88,536,000 and $94,006,000 at December 31, 2019 and 2018, respectively.  Activity during 2019 and 2018 was as follows (in thousands):

	2019	2018
Beginning balance	$94,006	$76,835
New loans	3,693	24,957
Loan repayments	(9,163)	(7,786)
Ending balance	$88,536	$94,006

Deposits from related parties held by First Mid Bank at December 31, 2019 and 2018 totaled $51,798,000 and $96,624,000, respectively.

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

Soy Capital Bank and Trust Company (“Soy Capital Bank”), merged with and into First Mid Bank on April 6, 2019. At the time of the bank merger, Soy Capital Bank’s banking offices became branches of First Mid Bank. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also expected to reduce costs through economies of scale. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values were subject to refinement for up to one year after the closing date of November 15, 2018 as additional information regarding the closing date fair values became available. The total consideration paid was used to determine the amount of goodwill resulted from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $18.4 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Soy Capital Bank acquisition (in thousands).

	Acquired Book Value	Adjustments	As Recorded by First Mid Bank
Assets
Cash & due from banks	$65,095	—	$65,095
Investment Securities	97,545	(41)	97,504
Loans	255,429	(7,868)	247,561
Allowance for loan losses	(4,491)	4,491	—
Other real estate owned	783	(345)	438
Premises and equipment	10,115	953	11,068
Goodwill	6,745	11,606	18,351
Core deposit intangible	—	7,269	7,269
Other Intangibles	1,228	11,070	12,298
Other assets	24,858	(5,813)	19,045
Total assets acquired	$457,307	$21,322	$478,629
Liabilities and Stockholders' Equity
Deposits	348,314	(343)	347,971
Securities sold under agreements to repurchase	21,180	—	21,180
FHLB advances	19,000	(29)	18,971
Other borrowings	7,724	—	7,724
Other liabilities	15,477	—	15,477
Total liabilities assumed	411,695	(372)	411,323
Net assets acquired	45,612	21,694	67,306
Consideration Paid
Cash			19,046
Common stock			48,260
Total consideration paid			67,306

The Company recognized approximately $3.7 million, pre-tax, of acquisition costs for the Soy Capital Bank acquisition. Of this amount approximately, $2.8 million was recognized during 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $7.2 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $(343,000) and the assumed FHLB advances of $(29,000), are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $7.3 million, will be amortized on an accelerated basis over its estimated life of 10 years. In addition, the Company recorded a $4.2 million intangible asset for the customer list of Soy Bank's Ag services business line and $8.1 million intangible asset for the customer list of Soy Bank's Insurance business line. These intangibles are being amortized over the estimated life of 12 years and 11 years, respectively.

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

On May 1, 2018, the Company issued an aggregate total of 1,643,900 shares of common stock valued at $37.32 per share and paid approximately $10,275,000, including cash in lieu of fractional shares. First Bank’s wholly-owned bank subsidiary, First Bank & Trust, IL (“First Bank & Trust”), merged with and into First Mid Bank on August 10, 2018. At the time of the bank merger, First Bank & Trust’s banking offices became branches of First Mid Bank. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also expected to reduce costs through economies of scale.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values were subject to refinement for up to one year after the closing date of May 1, 2018 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $26.5 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

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

The Company recognized approximately $5.2 million, pre-tax, of acquisition costs for the First Bank acquisition. Of this amount, $191,000 was recognized during 2019. These costs are included in legal and professional and other expense. Of the $7.9 million fair value adjustment to loans, approximately $3.6 million is being accreted to interest income over the remaining term of the loans. The differences between fair value and acquired value of the assumed time deposits of $1.3 million, of the assumed FHLB advances of $(328,000) and of the assumed subordinated debentures of $1.5 million, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

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

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2019, substantially all of the Company's leases are opertating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

1.	An entity need not reassess whether any expired or existing contracts contain leases.

2.	An entity need not reassess the lease classification for any expired or existing leases.

3.	An entity need to reassess initial direct costs for any existing leases.

The Company also elected the practical expedient, which may be elected separately or in conjunction with the package noted above, to use hindsight in determining the lease term and in assessing the right-of-use assets. This expedient must be applied consistently to all leases. Lastly, the Company has elected to use the practical expedient to include both lease and non-lease components as a single component and account for it as a lease. In addition, the Company has elected not to include short-term leases (i.e. leases with terms of twelve months or less) or equipment leases (primarily copiers) deemed immaterial, on the consolidated balance sheets.

For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining the present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into. The following table contains supplemental balance sheet information related to leases (dollars in thousands):

December 31, 2019
Operating lease right-of-use assets	17,006,000
Operating lease liabilities	17,007
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate	3.07%

Certain of the Company's leases contain options to renew the lease; however, not all renewal options are included in the calculation of lease liabilities as they are not reasonably certain to be exercised. The Company's lease do not contain residual value guarantees or material variable lease payments. The Company does not have any other material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.  Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2020	$2,462
2021	2,432
2022	2,159
2023	1,893
2024	1,523
Thereafter	9,360
Total minimum lease payments	19,829
Less imputed interest	(2,822)
Total lease liability	$17,007

The components of lease expense for the twelve months ended December 31, 2019 were as follows (in thousands):

Twelve months ended December 31,
2019
Operating lease cost	$2,470
Short-term lease cost	262
Variable lease cost	918
Total lease cost	3,650
Income from subleases	(842)
Net lease cost	$2,808

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

2019
Operating cash flows from operating leases	$2,680

Note 21 -- Derivatives

The Company utilizes interest rate swaps, designated as fair value hedges, to mitigate the risk of changing interest rates on the fair value of fixed rate loans. For derivative instruments that are designed and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain in the hedged asset attributable to the hedged risk, is recognized in current earnings.

A summary of the Company's fair value hedges as of December 31, 2019 is as follows (in thousands):

	December 31, 2019
Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Pay Rate	Received Rate Range	Notional Amount	Estimated Value
Interest rate swap agreements	Other liabilities	9.3	4.21%	1 month LIBOR + 201.9 bps to 1 month LIBOR + 231.5 bps	$14,748	$325

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2019 were as follows (in thousands):

		Twelve months ended December 31,
Derivative	Location of Gain (Loss) on Derivative	2019
Interest rate swap agreements	Interest income on loans	$(325)

		Twelve months ended December 31,
Derivative	Location of Gain (Loss) on Hedged Items	2019
Interest rate swap agreements	Interest income on loans	$325

As of December 31, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Loans	$14,423	$325

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2019	2018
Assets
Cash	$13,792	$18,571
Premises and equipment, net	3,564	3,127
Investment in subsidiaries	525,418	498,544
Other assets	4,529	4,637
Total Assets	$547,303	$524,879
Liabilities and Stockholders’ equity
Liabilities
Debt	18,858	29,000
Other liabilities	1,836	20,015
Total Liabilities	20,694	49,015
Stockholders’ equity	526,609	475,864
Total Liabilities and Stockholders’ equity	$547,303	$524,879

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2019	2018	2017
Income:
Dividends from subsidiaries	$38,688	$21,694	$18,925
Other income	12	171	1,227
Total income	38,700	21,865	20,152
Operating expenses	4,492	5,424	3,902
Income before income taxes and equity in undistributed earnings of subsidiaries	34,208	16,441	16,250
Income tax benefit	1,256	1,274	864
Income before equity in undistributed earnings of subsidiaries	35,464	17,715	17,114
Equity in undistributed earnings of subsidiaries	12,479	18,885	9,570
Net income	47,943	36,600	26,684
Other comprehensive income (loss), net of taxes	14,833	(4,169)	3,525
Comprehensive income	$62,776	$32,431	$30,209

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$47,943	$36,600	$26,684
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	125	90	82
Dividends received from subsidiary	38,688	21,694	18,925
Equity in undistributed earnings of subsidiaries	(12,479)	(18,885)	(9,570)
Increase in other assets	(39,042)	(1,645)	(19,348)
Increase in other liabilities	(17,104)	79	733
Net cash provided by operating activities	18,131	37,933	17,506

Cash flows from investing activities:
Investment in subsidiary	(343)	(13,430)	—
Net cash from business acquisition	310	(29,321)	—
Net cash used in investing activities	(33)	(42,751)	—

Cash flows from financing activities:
Repayment of short-term debt	—	—	(4,000)
Repayment of long-term debt	(10,310)	(10,313)	(3,750)
Proceeds from issuance of common stock	589	36,645	4,399
Payment to repurchase common stock	(1,293)	(138)	(797)
Direct expense related to capital transactions	—	(2,309)	(216)
Dividends paid on common stock	(11,863)	(8,792)	(7,228)
Net cash provided by (used in) financing activities	(22,877)	15,093	(11,592)
Increase (decrease) in cash	(4,779)	10,275	5,914
Cash at beginning of year	18,571	8,296	2,382
Cash at end of year	$13,792	$18,571	$8,296

Note 23 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2019 and 2018 (in thousands):

	Quarters ended in 2019
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$38,051	$37,571	$37,578	$36,521
Interest expense	5,799	6,258	6,453	5,537
Net interest income	32,252	31,313	31,125	30,984
Provision for loan losses	947	91	2,658	2,737
Net interest income after provision for loan losses	31,305	31,222	28,467	28,247
Other income	14,639	13,588	12,917	14,873
Other expense	28,310	30,187	25,894	27,601
Income before income taxes	17,634	14,623	15,490	15,519
Income taxes	4,318	3,642	3,820	3,543
Net income	$13,316	$10,981	$11,670	$11,976
Basic earnings per common share	$0.80	$0.66	$0.70	$0.72
Diluted earnings per common share	0.80	0.66	0.70	0.72

	Quarters ended in 2018
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$25,158	$30,131	$33,488	$35,788
Interest expense	1,963	2,677	3,401	4,786
Net interest income	23,195	27,454	30,087	31,002
Provision for loan losses	1,055	1,877	2,551	3,184
Net interest income after provision for loan losses	22,140	25,577	27,536	27,818
Other income	7,487	8,361	7,919	11,647
Other expense	18,374	20,796	24,490	26,320
Income before income taxes	11,253	13,142	10,965	13,145
Income taxes	2,863	3,105	2,731	3,206
Net income	$8,390	$10,037	$8,234	$9,939
Basic earnings per common share	$0.66	$0.72	$0.54	$0.62
Diluted earnings per common share	0.66	0.72	0.54	0.62

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid Bancshares, Inc.
Mattoon, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2020, expressed an unqualified opinion.
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
Emphasis of Matter
As discussed in Note 20 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842.
We have served as the Company's auditor since 2005.

Decatur, Illinois
March 6, 2020

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2019, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”
Based on the assessment, management determined that, as of December 31, 2019, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 6, 2020

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid Bancshares, Inc.
Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting
We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion.
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
March 6, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		328,156	(1)
(B) Stock Incentive Plan	—	(2)	$—	(3)	107,491	(2)
Equity compensation plans not approved by security holders (3)	—		—		—
Total	—		$—		435,647

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of restricted stock and/or restricted stock units.

(3)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2019 and 2018

•	Consolidated Statements of Income -- For the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2019, 2018 and 2017.

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

FIRST MID BANCSHARES, INC.
(Registrant)

Date:  March 6, 2020
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March 2020, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Matthew K. Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Holly A. Bailey, Director
Robert Cook, Director
Steven L. Grissom, Director
Gary W. Melvin, Director
Zachary Horn, Director

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

3.1	Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2019.
3.2
Amended and Restated Bylaws of First Mid-Illinois Bancshares, Inc.
Incorporated by reference to Exhibit 3.3 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 26, 2019.

4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2	Description of Common Stock (Filed herewith)
10.1
Sales Agency Agreement, dated August 16, 2017, by and among the Company, Sandler O'Neill & Partners, and FIG Partners, LLC Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on August 17, 2017.

10.2
Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2019.

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

10.6	Employment Agreement between the Company and Eric S. McRae Incorporated by reference to Exhibit 10.3 to First Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on December 23, 2019.
10.7
Employment Agreement between the Company and Bradley L. Beesley
Incorporated by reference to Exhibit 10.8 to First Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on December 23, 2019.

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
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.22	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.23	Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2018.
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)