Form 10-Q
period 2020-03-31
FIRST MID BANCSHARES, INC.
filed 2020-05-04
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
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

As of May 4, 2020, 16,702,484 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks:
Non-interest bearing	$80,798	$76,498
Interest bearing	100,302	7,656
Federal funds sold	927	926
Cash and cash equivalents	182,027	85,080
Certificates of deposit	4,380	4,625
Investment securities:
Available-for-sale, at fair value	617,801	686,048
Held-to-maturity, at amortized cost (estimated fair value of $24,806 and $69,572 at March 31, 2020 and December 31, 2019, respectively)	24,563	69,542
Loans held for sale	1,251	1,820
Loans	2,743,047	2,693,527
Less allowance for credit losses	(32,876)	(26,911)
Net loans	2,710,171	2,666,616
Interest receivable	15,422	15,577
Other real estate owned	2,784	3,644
Premises and equipment, net	59,359	59,491
Goodwill, net	104,992	104,992
Intangible assets, net	27,207	28,265
Bank owned life insurance	67,656	67,225
Right of use lease assets	16,542	17,006
Other assets	30,676	29,495
Total assets	$3,864,831	$3,839,426
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$642,384	$633,331
Interest bearing	2,266,243	2,284,035
Total deposits	2,908,627	2,917,366
Securities sold under agreements to repurchase	231,649	208,109
Interest payable	2,029	2,261
FHLB borrowings	119,921	113,895
Other borrowings	5,000	5,000
Junior subordinated debentures	18,900	18,858
Lease liabilities	16,568	17,007
Other liabilities	29,086	30,321
Total liabilities	3,331,780	3,312,817
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,316,886 and 17,287,882 shares in 2020 and 2019, respectively	71,268	71,152
Additional paid-in capital	296,853	295,925
Retained earnings	175,949	166,667
Deferred compensation	2,022	2,760
Accumulated other comprehensive income	5,209	8,360
Less treasury stock at cost, 614,403 shares in 2020 and 2019	(18,250)	(18,255)
Total stockholders’ equity	533,051	526,609
Total liabilities and stockholders’ equity	$3,864,831	$3,839,426
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$30,027	$32,104
Interest on investment securities	4,589	5,209
Interest on certificates of deposit investments	31	38
Interest on federal funds sold	2	3
Interest on deposits with other financial institutions	92	697
Total interest income	34,741	38,051
Interest expense:
Interest on deposits	3,861	4,378
Interest on securities sold under agreements to repurchase	194	260
Interest on FHLB borrowings	580	723
Interest on other borrowings	15	—
Interest on subordinated debentures	218	438
Total interest expense	4,868	5,799
Net interest income	29,873	32,252
Provision for loan losses	5,481	947
Net interest income after provision for loan losses	24,392	31,305
Other income:
Wealth management revenues	3,626	3,645
Insurance commissions	6,621	5,555
Service charges	1,778	1,802
Securities gains, net	531	54
Mortgage banking revenue, net	308	239
ATM / debit card revenue	1,987	2,016
Bank owned life insurance	431	430
Other	1,228	898
Total other income	16,510	14,639
Other expense:
Salaries and employee benefits	16,500	16,574
Net occupancy and equipment expense	4,242	4,455
Net other real estate owned expense	(46)	53
FDIC insurance	93	279
Amortization of intangible assets	1,295	1,356
Stationery and supplies	268	287
Legal and professional	1,398	1,194
ATM / debit card	605	803
Marketing and donations	481	454
Other	2,895	2,855
Total other expense	27,731	28,310
Income before income taxes	13,171	17,634
Income taxes	3,172	4,318
Net income	$9,999	$13,316
Per share data:
Basic net income per common share	$0.60	$0.80
Diluted net income per common share	0.60	0.80
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2020	2019
Net income	$9,999	$13,316
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,139 and $(3,123) for three months ended March 31, 2020 and 2019, respectively.	(2,789)	7,645
Amortized holding losses on held-to-maturity securities transferred from available-for-sale, net of taxes of $(5) and$(8) for three months ended March 31, 2020 and 2019, respectively.	15	21
Less: reclassification adjustment for realized gains included in net income, net of taxes of $154 and $16 for three months ended March 31, 2020 and 2019, respectively.	(377)	(38)
Other comprehensive income (loss), net of taxes	(3,151)	7,628
Comprehensive income	$6,848	$20,944

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2020 and 2019
	Common Stock	Additional Paid-In-Capital		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
(in thousands)			Retained Earnings			Treasury Stock
							Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative impact of ASU2016-13	—	—	(717)	—	—	—	(717)
January 1, 2020	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	9,999	—	—	—	9,999
Other comprehensive loss, net of tax	—	—	—	—	(3,151)	—	(3,151)
Issuance of 25,200 restricted shares pursuant to the 2017 Stock Incentive Plan	101	767	—	—	—	—	868
Issuance of 3,804 common shares pursuant to the Employee Stock Purchase Plan	15	71	—	—	—		86
Deferred Compensation	—	—	—	(5)	—	5	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 Stock Incentive Plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	—	—	(733)	—	—	(733)
March 31, 2020	$71,268	$296,853	$175,949	$2,022	$5,209	$(18,250)	$533,051

December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	13,316	—	—	—	13,316
Other comprehensive income, net of tax	—	—	—	—	7,628	—	7,628
Issuance of 5,761 common shares pursuant to Deferred Compensation Plan	23	171	—	—	—	—	194
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 782 common shares pursuant to the Employee Stock Purchase Plan	3	21	—	—	—	—	24
Deferred Compensation	—	—	—	(1)	—	1	—
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	128	—	—	128
March 31, 2019	$71,006	$294,837	$144,708	$2,074	$1,155	$(16,628)	$497,152

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$9,999	$13,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,481	947
Depreciation, amortization and accretion, net	2,721	2,430
Change in cash surrender value of bank owned life insurance	(431)	(430)
Stock-based compensation expense	204	128
Operating lease payments	(677)	(664)
Gains on investment securities, net	(531)	(54)
Gain on sales of repossessed assets, net	(162)	(5)
Gain on sale of premises and equipment	(26)	—
Gains on sale of loans held for sale, net	(353)	(180)
Decrease in accrued interest receivable	155	808
(Decrease) increase in accrued interest payable	(164)	493
Origination of loans held for sale	(20,039)	(12,098)
Proceeds from sale of loans held for sale	20,961	12,553
(Increase) decrease in other assets	(937)	507
Increase (decrease) in other liabilities	413	(333)
Net cash provided by operating activities	16,614	17,418
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,225	249
Purchases of certificates of deposit investments	(980)	—
Proceeds from sales of securities available-for-sale	—	12,631
Proceeds from maturities of securities available-for-sale	108,666	23,020
Proceeds from maturities of securities held-to-maturity	45,000	—
Purchases of securities available-for-sale	(44,830)	(28,431)
Net (increase) decrease in loans	(50,059)	45,188
Purchases of premises and equipment	(786)	(987)
Proceeds from sales of other real property owned	1,211	354
Net cash provided by investing activities	59,447	52,024
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,739)	57,527
Decrease in federal funds purchased	(5,000)	—
Increase (decrease) in repurchase agreements	23,540	(34,570)
Proceeds from FHLB advances	15,000	—
Repayment of FHLB advances	(9,000)	—
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	—	(1,467)
Proceeds from issuance of common stock	85	216
Net cash provided by financing activities	20,886	21,706
Increase in cash and cash equivalents	96,947	91,148
Cash and cash equivalents at beginning of period	85,080	141,400
Cash and cash equivalents at end of period	$182,027	$232,548

First Mid Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,100	$5,391
Income taxes	—	2,035
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	184	1,630
Initial recognition of right-of-use assets	—	14,116
Initial recognition of lease liabilities	—	14,116
Net tax benefit related to option and deferred compensation plans	22	—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly-owned subsidiaries:  First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2020 and 2019, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2020 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020. The Company operates as a one-segment entity for financial reporting purposes. The 2019 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

COVID-19

The COVID-19 outbreak is an unprecedented event that provides significant economic uncertainty for a broad spectrum of industries. The Company is focused on supporting its customers, communities and employees during this unique operating environment. Throughout this document, we describe the impact COVID-19 is having, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

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

Loan Purchase

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis metro market totaling $183 million. There were no loans determined to be purchased with deteriorated credit.

Stock Repurchase Plan

On August 16, 2019, the Company adopted a repurchase plan under Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company implemented the repurchase plan in connection with its previously announced stock repurchase program. Under the repurchase plan, up to approximately $6.2 million worth of shares of the Company’s common stock could have been repurchased. The 10b5-1 plan expired in early 2020, and there were no shares repurchased under this plan during 2020. During 2019, the Company repurchased approximately $1.1 million in common stock, or 35,427 shares.  The Company has approximately $4.9 million in remaining capacity under its existing repurchase program.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 25,200 and 25,950 shares of restricted stock during 2020 and 2019, respectively, and 16,950 and 16,200 restricted stock units during 2020 and 2019, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP.  As of March 31, 2020 and 2019, 3,804 shares and 782 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. ("the Captive"), a wholly-owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2020, all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
March 31, 2020
Net unrealized gains on securities available-for-sale	$7,366
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(30)
Tax expense	(2,127)
Balance at March 31, 2020	$5,209

December 31, 2019
Net unrealized gains on securities available-for-sale	$11,825
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(50)
Tax Expense	(3,415)
Balance at December 31, 2019	$8,360

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income

	Three months ended March 31,
	2020	2019
Realized gains on available-for-sale securities	$531	$54	Securities gains, net
Tax effect	(154)	(16)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$377	$38	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 2020. Although the Company cannot anticipate future goodwill impairment, the Company does not anticipate a material impact on the Company's financial statements. The current accounting policies and procedures of the Company have not changed, except for the elimination of Step 2 analysis.

Accounting Standards Update 2016-02, Leases (Topic 842)("ASU 2016-02"). On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee is required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing leas guidance. The new guidance is effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. The Company adopted the guidance effective January 1, 2019 and recorded a right of use asset of $14.1 million and a lease liability of $14.1 million.

Accounting Standards Update 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, FASB issued ASU 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. As ASU 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

Management formed an internal, cross functional committee in 2017 to evaluate implementation steps and assess the impact ASU 2016-13 would have on the Company’s consolidated financial statements. The committee assigned roles and responsibilities, key tasks to complete, and established a general time line for implementation. The Company also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee met periodically to discuss the latest developments and ensure progress was being made. In addition, the committee kept current on evolving interpretations and industry practices related to ASU 2016-13. The committee evaluated and validated data resources and different loss methodologies. Key implementation activities for 2019 included finalization of models, establishing processes and controls, development of supporting analytics and documentation, policies and disclosure, and implementing parallel processing.

The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost effective January 1, 2020. Results for the periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $717,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $1.7 million and an increase to the allowance for credit losses on off-balance sheet credit exposure of $69,000. There was no allowance for credit losses recorded for held-to-maturity debt securities. The transition adjustment included corresponding increases in deferred tax assets.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets considered purchased credit deteriorated ("PCD") that were previously classified as purchase credit impaired (" PCI") and accounted for under ASC 310-30 effective January 1 2020. In accordance with the standard, the Company did not reassess whether the PCI assets met the criteria of PCD assets as of the adoption date. The amortized cost of the PCD assets were adjusted to reflect the addition of $833,000 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost) will be accreted into interest income at the effective interest rate over the remaining life of the assets.

The following table illustrates the impact of ASU 2016-13 adoption (in thousands):

	January 1, 2020
	As reported under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
Assets:
Construction & Land Development	$1,033	$1,146	$(113)
Farm	1,323	1,093	230
1-4 Family Residential Properties	2,142	1,386	756
Commercial Real Estate	11,739	11,198	541
Agricultural	1,023	1,386	(363)
Commercial & Industrial	9,428	9,273	155
Consumer	1,895	1,429	466
Allowance for credit losses for all loans	$28,583	$26,911	$1,672
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$69	$—	$69

The following table illustrates the impact of ASU 2013-13 adoption for PCD assets previously classified as PCI included in the table above (in thousands):

	January 1, 2020
	As reported under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
Construction & Land Development	$291	$—	$291
1-4 Family Residential Properties	48	6	42
Commercial Real Estate	818	359	459
Commercial & Industrial	41	—	41
Allowance for credit losses for PCD loans	$1,198	$365	$833

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the Company’s stock options, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the three-month period ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$9,999,000	$13,316,000
Weighted average common shares outstanding	16,693,183	16,665,999
Basic earnings per common share	$0.60	$0.80

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$9,999,000	$13,316,000
Weighted average common shares outstanding	16,693,183	16,665,999
Dilutive potential common shares:
Restricted stock awarded	46,908	38,780
Dilutive potential common shares	46,908	38,780
Diluted weighted average common shares outstanding	16,740,091	16,704,779
Diluted earnings per common share	$0.60	$0.80

There were no shares not considered in computing diluted earnings per share for the three-month periods ended March 31, 2020 and 2019 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$56,067	$716	$(94)	$56,689
Obligations of states and political subdivisions	167,146	260	(3,904)	163,502
Mortgage-backed securities: GSE residential	385,194	10,717	(400)	395,511
Other securities	2,028	112	(41)	2,099
Total available-for-sale	$610,435	$11,805	$(4,439)	$617,801
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$24,563	$243	$—	$24,806

December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$106,428	$952	$(60)	$107,320
Obligations of states and political subdivisions	172,460	5,990	(17)	178,433
Mortgage-backed securities: GSE residential	391,307	5,331	(512)	396,126
Other securities	4,028	141	—	4,169
Total available-for-sale	$674,223	$12,414	$(589)	$686,048
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,542	$99	$(69)	$69,572

All of the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of March 31, 2020, the Company did not recorded an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Gross gains	$531	$84
Gross losses	—	(30)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2020 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,026	$15,663	$—	$—	$56,689
Obligations of state and political subdivisions	26,677	69,512	65,164	2,149	163,502
Mortgage-backed securities: GSE residential	73,878	310,186	11,447	—	395,511
Other securities	—	1,759	—	340	2,099
Total available-for-sale investments	$141,581	$397,120	$76,611	$2,489	$617,801
Weighted average yield	2.42%	2.67%	2.93%	2.88%	2.65%
Full tax-equivalent yield	2.63%	2.87%	3.93%	3.79%	2.96%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,536	$5,027	$—	$—	$24,563
Weighted average yield	1.93%	2.06%	—%	—%	1.96%
Full tax-equivalent yield	1.93%	2.06%	—%	—%	1.96%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2020.

Investment securities carried at approximately $582 million and $688 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,802	$(94)	$—	$—	$5,802	$(94)
Obligations of states and political subdivisions	119,614	(3,904)	—	—	119,614	(3,904)
Mortgage-backed securities: GSE residential	51,736	(315)	3,679	(85)	55,415	(400)
Other securities	709	(41)	—	—	709	(41)
Total	$177,861	$(4,354)	$3,679	$(85)	$181,540	$(4,439)
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,375	$(60)	$—	$—	$23,375	$(60)
Obligations of states and political subdivisions	3,469	(16)	347	(1)	3,816	(17)
Mortgage-backed securities: GSE residential	67,080	(322)	20,888	(190)	87,968	(512)
Total	$93,924	$(398)	$21,235	$(191)	$115,159	$(589)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,996	$(25)	$24,565	$(44)	$39,561	$(69)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2020 and December 31, 2019, there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there were four held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $24,565,000 and unrealized losses of $44,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2020, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more. At December 31, 2019, there was one obligation of states and political subdivisions with a fair value of $347,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2020, there were five mortgage-backed securities with a fair value of $3,679,000 and unrealized losses of $85,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there were fourteen mortgage-backed securities with a fair value of $20,888,000 and unrealized losses of $190,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2020 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at amortized cost net of an allowance for credit losses.  Amortized cost is the unpaid principal net of unearned premiums and discounts, and net deferred origination fees and costs. Deferred loan origination fees are reduced by loan origination costs and are amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2020 and December 31, 2019 follows (in thousands):

	March 31, 2020	December 31, 2019
Construction and land development	$123,346	$94,462
Agricultural real estate	242,541	240,481
1-4 Family residential properties	325,146	336,553
Multifamily residential properties	140,536	155,132
Commercial real estate	1,003,021	997,175
Loans secured by real estate	1,834,590	1,823,803
Agricultural loans	139,014	136,023
Commercial and industrial loans	565,714	528,987
Consumer loans	82,330	83,544
All other loans	123,482	126,807
Total Gross loans	2,745,130	2,699,164
Less: Loans held for sale	1,251	1,820
	2,743,879	2,697,344
Less:
Net deferred loan fees, premiums and discounts	832	3,817
Allowance for credit losses	32,876	26,911
Net loans	$2,710,171	$2,666,616

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $12.5 million and $12.3 million at March 31, 2020 and December 31, 2019, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri.  At March 31, 2020, the Company’s loan portfolio included $381.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $309.4 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $5.2 million from $376.4 million at December 31, 2019 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $7.9 million from $301.5 million at December 31, 2019.  The Company's underwriting practices include collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry, however these could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $119.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $294.6 million of loans to lessors of non-residential buildings, $280.9 million of loans to lessors of residential buildings and dwellings, $108.7 million of loans to nursing care facilities, and $123.4 million of loans to other gambling industries.

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large impaired loans separately from non-impaired loans.

Impaired loans
The Company individually evaluates certain loans for impairment.  In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For loans greater than $250,000, and loans identified as troubled debt restructurings, impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

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

Beginning March 31, 2020, the allowance for credit losses was estimated using the current expected credit loss model ("CECL"). The Company uses the Loss Rate method to estimate the historical loss rate for all non-impaired loans. Under this method, the allowance for credit losses is measured on a collective (pool) basis for non-impaired loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a twelve-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company also considers specific current economic events occurring globally, in the U.S. and in its local markets. In March 2020, in response to the COVID-19 outbreak, its significant disruptions in the U.S. economy and impacts on local markets, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings. These deferrals were, however, considered in the factors used to estimate the required allowance for credit losses for non-impaired loans. Other COVID-19 related impacts considered included revenue losses of businesses required to restrict or cease services, income loss to workers laid off as a result of COVID-19 restrictions, various federal and state government stimulus programs and additional deferral programs offered by First Mid Bank beginning in April 2020. Other events considered include the status of trade agreements with China, scheduled increases in minimum wage and changes to the minimum salary threshold for overtime provisions, current and projected unemployment rates, current and projected grain and oil prices and economies of local markets where customers work and operate.

Within each pool, risk elements are evaluated that have specific impacts to the borrowers within the pool. These, along with the general risks and events, and the specific lending policies and procedures by loan type described above, are analyzed to estimate the qualitative factors used to adjust the historical loss rates.

During the current period, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan pool.

Construction and Land Development Loans. The average life of the construction and land development segment was determined to be twelve months. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19 so no adjustment to the qualitative factor was considered necessary.

Farm Loans. The average life of the farm segment was determined to be thirty six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There appears to be little or no impact from COVID-19 events on this segment. No adjustments to the qualitative factor was considered necessary.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be:
Residential Real Estate-non-owner occupied, fifty four months; Residential Real Estate-owner occupied, fifty four months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers have to reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank has also offered short-term loan payment deferral to borrowers in this segment. The historical loss rate for this segment declined for the period but was offset by an increase in the qualitative factor to account for these new potential risks.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank has implemented a deferral program for borrowers in this segment in order to ease the impact to these borrowers. In addition to a slight increase in the historical loss rate, the qualitative factor for this segment was increased to account for these new risks.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low, however there was a very slight increase in the historical loss rate. It is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. There does not appear to be impact from COVID-19 at this time. There were no adjustments to the qualitative factor for this period.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank's payment deferral program. In addition to an increase in the historical loss rate, the qualitative factor for this segment was increased to account for these new risks.

Consumer Loans. The average life of the consumer segment was determined to be thirty six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits. Additionally, First Mid Bank has offered a short-term payment deferral program. The historical loss rate increased for this period and the qualitative factor for the segment was increased to account for the new risks.

Acquired Loans. Prior to January 1, 2020 loans acquired with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be purchased credit impaired at the time of acquisition. Purchase credit-impaired ("PCI") loans were accounted for under ASC 310-30, Receivables--Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and were initially measured at fair value, which included the estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date. The cash flows expected to be collected were estimated using current key assumptions, such as default rates, value of underlying collateral, severity and prepayment speeds.

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date. Accordingly, on January 1, 2020, the amortized cost basis of the PCD loans were adjusted to reflect the addition of $833,000 to the allowance for credit losses.

For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three-months ended March 31, 2020 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended March 31, 2020
Beginning Balance (prior to adoption of ASU 2016-13)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASU 2016-13	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	587	12	(77)	1,961	41	2,815	142	5,481
Loans charged off	—	—	196	84	—	972	171	1,423
Recoveries collected	—	—	62	5	—	23	145	235
Ending balance	$1,620	$1,335	$1,931	$13,621	$1,064	$11,294	$2,011	$32,876

Prior to the adoption of ASU 2016-13, the appropriate level of the allowance for loan losses for all non-impaired loans was based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses was determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Due to weakened economic conditions during historical years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses. The following tables present the activity in the allowance for credit losses based on portfolio segment for the three-months ended March 31, 2019 and for the year ended December 31, 2019 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended March 31, 2019
Beginning Balance (prior to adoption of ASU 2016-13)	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	(9)	36	(41)	(481)	188	1,013	241	947
Loans charged off	—	—	130	56	9	104	269	568
Recoveries collected	—	—	8	—	—	28	100	136
Ending balance	$552	$1,282	$1,341	$10,565	$1,130	$10,830	$1,004	$26,704

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Twelve months ended December 31, 2019
Beginning Balance (prior to adoption of ASU 2016-13)	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	585	(153)	1,268	1,827	459	1,053	1,394	6,433
Loans charged off	—	—	1,477	1,743	24	1,828	1,254	6,326
Recoveries collected	—	—	91	12	—	155	357	615
Ending balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2020 (in thousands):

	Collateral				Allowance for Credit Losses
	Real Estate	Business Assets	Other	Total
Construction and land development	$540	$—	$—	$540	$269
Agricultural real estate	150	—	—	150	—
1-4 Family residential properties	3,875	—	—	3,875	203
Multifamily residential properties	3,060	—	—	3,060	17
Commercial real estate	6,494	—	—	6,494	1,029
Loans secured by real estate	14,119	—	—	14,119	1,518
Agricultural loans	239	40	—	279	—
Commercial and industrial loans	327	3,788	19	4,134	312
Consumer loans	—	—	11	11	1
Total loans	$14,685	$3,828	$30	$18,543	$1,831

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

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of March 31, 2020 (in thousands):

Risk Rating	2020	2019	2018	2017		2016	Prior	Revolving Loans	Total
March 31, 2020
Construction & Land Development Loans
Pass	$47,279	$57,767	$4,912	$2,931		$604	$6,722	$—	$120,215
Special Mention	—	309	1,796	—		393	15	—	2,513
Substandard	—	—	—	540		—	58	—	598
Total	$47,279	$58,076	$6,708	$3,471		$997	$6,795	$—	$123,326
Agricultural Real Estate Loans
Pass	$12,868	$44,321	$48,157	$20,904		$16,689	$87,879	$—	$230,818
Special Mention	275	3,008	2,512	—		1,088	3,444	—	10,327
Substandard	—	150	859	197		31	509	—	1,746
Total	$13,143	$47,479	$51,528	$21,101		$17,808	$91,832	$—	$242,891
1-4 Family Residential Property Loans
Pass	$9,125	$32,088	$33,208	$28,598		$29,270	$128,255	$44,251	$304,795
Watch	154	335	325	1,055		254	1,929	256	4,308
Substandard	56	374	2,075	2,091		2,053	8,138	1,238	16,025
Total	$9,335	$32,797	$35,608	$31,744		$31,577	$138,322	$45,745	$325,128
Commercial Real Estate Loans
Pass	$49,604	$208,865	$178,757	$208,454		$179,026	$271,285	$—	$1,095,991
Special Mention	61	24	2,857	1,795		4,912	4,109	—	13,758
Substandard	1,257	127	1,406	4,287		4,573	21,203	—	32,853
Total	$50,922	$209,016	$183,020	$214,536		$188,511	$296,597	$—	$1,142,602
Agricultural Loans
Pass	$32,007	$79,071	$11,469	$3,914		$1,732	$4,780	$—	$132,973
Special Mention	838	3,320	364	—		81	274	—	4,877
Substandard	232	205	213	513		—	123	—	1,286
Total	$33,077	$82,596	$12,046	$4,427		$1,813	$5,177	$—	$139,136
Commercial & Industrial Loans
Pass	$83,001	$165,672	$113,733	$92,434		$52,819	$131,520	$—	$639,179
Special Mention	10	33,495	257	241		2,054	4,984	—	41,041
Substandard	329	2,339	463	1,475		430	3,855	—	8,891
Total	$83,340	$201,506	$114,453	$94,150		$55,303	$140,359	$—	$689,111
Consumer Loans
Pass	$8,211	$31,924	$20,386	$12,441		$5,878	$2,236	$—	$81,076
Special Mention	27	68	50	10		57	22	—	234
Substandard	—	47	184	185		179	199	—	794
Total	$8,238	$32,039	$20,620	$12,636		$6,114	$2,457	$—	$82,104
Total Loans
Pass	$242,095	$619,708	$410,622	$369,676	$—	$286,018	$632,677	$44,251	$2,605,047
Special Mention	1,365	40,559	8,161	3,101		8,839	14,777	256	77,058
Substandard	1,874	3,242	5,200	9,288		7,266	34,085	1,238	62,193
Total	$245,334	$663,509	$423,983	$382,065		$302,123	$681,539	$45,745	$2,744,298

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of December 31, 2019 (in thousands):

December 31, 2019	Pass	Special Mention	Substandard	Total
Construction & land development	$93,413	$413	$316	$94,142
Agricultural real estate	231,227	6,902	2,112	240,241
1-4 Family residential property loans	314,999	5,743	15,685	336,427
Commercial real estate	1,103,543	14,156	31,951	1,149,650
Loans secured by real estate	1,743,182	27,214	50,064	1,820,460
Agricultural loans	129,811	3,862	2,451	136,124
Commercial & industrial loans	603,047	40,395	12,138	655,580
Consumer loans	82,117	140	926	83,183
Total loans	$2,558,157	$71,611	$65,579	$2,695,347

The following table presents the Company’s loan portfolio aging analysis at March 31, 2020 and December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2020
Construction and land development	$—	$—	$—	$—	$123,326	$123,326	$—
Agricultural real estate	841	476	213	1,530	241,361	242,891	—
1-4 Family residential properties	5,617	1,526	2,148	9,291	315,837	325,128	—
Multifamily residential properties	—	875	—	875	138,859	139,734	—
Commercial real estate	15,443	129	3,163	18,735	984,133	1,002,868	—
Loans secured by real estate	21,901	3,006	5,524	30,431	1,803,516	1,833,947	—
Agricultural loans	407	100	11	518	138,618	139,136	—
Commercial and industrial loans	1,631	562	5,358	7,551	558,238	565,789	—
Consumer loans	472	99	126	697	81,407	82,104	—
All other loans	—	—	—	—	123,322	123,322	—
Total loans	$24,411	$3,767	$11,019	$39,197	$2,705,101	$2,744,298	$—
December 31, 2019
Construction and land development	$235	$—	$—	$235	$93,907	$94,142	$—
Agricultural real estate	1,595	—	47	1,642	238,599	240,241	—
1-4 Family residential properties	3,834	2,288	4,713	10,835	325,592	336,427	—
Multifamily residential properties	1,348	46	1,131	2,525	151,423	153,948	—
Commercial real estate	602	495	2,241	3,338	992,364	995,702	—
Loans secured by real estate	7,614	2,829	8,132	18,575	1,801,885	1,820,460	—
Agricultural loans	300	—	307	607	135,517	136,124	—
Commercial and industrial loans	767	855	5,989	7,611	521,362	528,973	—
Consumer loans	454	196	150	800	82,383	83,183	—
All other loans	—	—	—	—	126,607	126,607	—
Total loans	$9,135	$3,880	$14,578	$27,593	$2,667,754	$2,695,347	$—

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

The following tables present impaired loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$540	$540	$269	$256	$256	$—
Agricultural real estate	150	150	—	—	—	—
1-4 Family residential properties	5,449	5,668	203	5,154	5,351	182
Multifamily residential properties	3,133	3,133	17	4,254	4,254	19
Commercial real estate	6,494	6,998	1,029	5,904	6,408	587
Loans secured by real estate	15,766	16,489	1,518	15,568	16,269	788
Agricultural loans	279	852	—	85	669	8
Commercial and industrial loans	4,205	6,182	312	7,653	8,789	301
Consumer loans	139	139	1	134	134	1
Total loans	$20,389	$23,662	$1,831	$23,440	$25,861	$1,098
Loans without a specific allowance:
Construction and land development	$39	$39	$—	$41	$41	$—
Agricultural real estate	419	419	—	479	479	—
1-4 Family residential properties	3,333	4,001	—	3,719	4,263	—
Multifamily residential properties	44	44	—	—	—	—
Commercial real estate	1,463	1,540	—	1,721	1,724	—
Loans secured by real estate	5,298	6,043	—	5,960	6,507	—
Agricultural loans	583	10	—	724	140	—
Commercial and industrial loans	914	3,076	—	916	3,065	—
Consumer loans	357	784	—	391	713	—
Total loans	$7,152	$9,913	$—	$7,991	$10,425	$—
Total loans:
Construction and land development	$579	$579	$269	$297	$297	$—
Agricultural real estate	569	569	—	479	479	—
1-4 Family residential properties	8,782	9,669	203	8,873	9,614	182
Multifamily residential properties	3,177	3,177	17	4,254	4,254	19
Commercial real estate	7,957	8,538	1,029	7,625	8,132	587
Loans secured by real estate	21,064	22,532	1,518	21,528	22,776	788
Agricultural loans	862	862	—	809	809	8
Commercial and industrial loans	5,119	9,258	312	8,569	11,854	301
Consumer loans	496	923	1	525	847	1
Total loans	$27,541	$33,575	$1,831	$31,431	$36,286	$1,098

The following tables present average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	For the three months ended
	March 31, 2020		March 31, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$600	$8	$813	$—
Agricultural real estate	1,202	—	1,239	—
1-4 Family residential properties	8,997	18	8,690	23
Multifamily residential properties	3,323	1	1,718	—
Commercial real estate	8,266	42	10,359	6
Loans secured by real estate	22,388	69	22,819	29
Agricultural loans	960	—	664	—
Commercial and industrial loans	7,402	2	6,698	1
Consumer loans	544	—	744	—
All other loans	—	—	—	—
Total loans	$31,294	$71	$30,925	$30

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remain on accrual status. The average balances of loans included in impaired loans at March 31, 2020 and 2019, were $2.7 million and 2.1 million, respectively.

Non Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2020 and December 31, 2019 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2020		December 31, 2019
	Nonaccrual with no Allowance for Credit Loss	Nonaccrual	Nonaccrual
Construction and land development	$—	$39	$41
Agricultural real estate	150	569	479
1-4 Family residential properties	3,478	7,416	7,379
Multifamily residential properties	2,260	3,104	3,137
Commercial real estate	1,273	4,351	4,351
Loans secured by real estate	7,161	15,479	15,387
Agricultural loans	812	822	769
Commercial and industrial loans	3,824	4,994	8,441
Consumer loans	125	492	521
Total loans	$11,922	$21,787	$25,118

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,029,000 and $1,097,000 for the three months ended March 31, 2020 and 2019, respectively.

Acquired Loans

The Company acquired certain loans considered to be credit-impaired ("PCI") in its business combinations prior to the adoption of ASU 2016-13. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans was included in the consolidated balance sheet amounts for Loans. The amount of these loans at December 31, 2019 was as follows (in thousands):

December 31, 2019
Construction and land development	$256
Agricultural real estate	—
1-4 Family residential properties	371
Multifamily residential properties	2,077
Commercial real estate	2,247
Loans secured by real estate	4,951
Agricultural loans	—
Commercial and industrial loans	—
Consumer loans	—
Carrying amount	4,951
Allowance for loan losses	(365)
Carrying amount, net of allowance	$4,586

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. Subsequent decreases to the expected cash flows result in a provision for loan and lease losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which had a positive impact on interest income. As of December 31, 2019, subsequent changes in expected cash flows resulted in approximately $365,000 of provision recorded and approximately $1,229,000 of provision reversed.

Subsequent to adoption of ASU 2016-13 on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2020 and December 31, 2019 was $5.6 million and $5.8 million, respectively.  There was $528,000 and $381,000 in specific reserves established with respect to these loans as of March 31, 2020 and December 31, 2019, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2020 and December 31, 2019 (in thousands).

Troubled debt restructurings:	March 31, 2020	December 31, 2019
1-4 Family residential properties	$1,882	$1,905
Commercial real estate	2,008	1,746
Loans secured by real estate	3,890	3,651
Agricultural loans	553	669
Commercial and industrial loans	1,017	1,349
Consumer loans	139	134
Total	$5,599	$5,803
Performing troubled debt restructurings:
1-4 Family residential properties	$1,366	$1,382
Commercial real estate	1,140	1,146
Loans secured by real estate	2,506	2,528
Agricultural Loans	41	40
Commercial and industrial loans	125	128
Consumer loans	4	5
Total	$2,676	$2,701

The following table presents loans modified as TDRs during the three months ended March 31, 2020 and 2019, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post-modification was not material.

	March 31, 2020			March 31, 2019
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
1-4 Family residential properties	—	$—		1	$46	(b)(c)
Commercial real estate	1	305	(b)	1	483	(b)(c)
Loans secured by real estate	1	305		2	529
Commercial and industrial loans	1	7	(b)	2	72	(b)(c)
Consumer Loans	1	11	(b)	1	14	(b)(c)
Total	3	$323		5	$615

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for three months ended March 31, 2020. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2019.

The balance of real estate owned includes $2,784,000 and $3,644,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2020 and December 31, 2019, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $1,190,000 and $667,000 at March 31, 2020 and December 31, 2019, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,752	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	18,589	32,355	17,746
Other intangibles	16,389	4,244	16,129	3,917
	$160,511	$29,608	$160,251	$28,438

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2020, March 31, 2019 and December 31, 2019 (in thousands):

	March 31, 2020	March 31, 2019	December 31, 2019
Beginning Balance	$1,444	$2,101	$2,101
Mortgage servicing rights acquired during period	—	—	—
Mortgage servicing rights capitalized	—	—	—
Valuation reserve	(18)	—	(380)
Mortgage servicing rights amortized	(126)	(58)	(411)
I/O Strip	(4)	—	134
Ending Balance	$1,296	$2,043	$1,444

Total amortization expense for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Core deposit intangibles	$843	$980
Customer list intangibles	326	318
Mortgage servicing rights	126	58
	$1,295	$1,356

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/20-3/31/20	$1,295
Estimated amortization expense:
For period 4/01/20-12/31/20	3,674
For year ended 12/31/20	4,285
For year ended 12/31/21	3,919
For year ended 12/31/22	3,498
For year ended 12/31/23	2,946
For year ended 12/31/24	2,633

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $231.6 million at March 31, 2020, a increase of $23.5 million from $208.1 million at December 31, 2019. The increase during the first three months of 2020 was primarily due to changes in business cash flow needs. All of the transactions have overnight maturities with a weighted average rate of 0.12%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2020	December 31, 2019
US Treasury securities and obligations of U.S. government corporations & agencies	$36,437	$77,333
Obligations of states and political subdivisions	—	2,375
Mortgage-backed securities: GSE: residential	194,144	128,401
Other Securities	1,068	—
Total	$231,649	$208,109

FHLB borrowings were $120 million and $114 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	4.0	1.79%	April 13, 2020
10,000,000	1.5	2.95%	May 29, 2020
5,000,000	2.0	2.75%	June 26, 2020
5,000,000	3.0	1.75%	July 31, 2020
5,000,000	6.0	2.30%	August 24, 2020
5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$56,689	$—	$56,689	$—
Obligations of states and political subdivisions	163,502	—	162,712	790
Mortgage-backed securities	395,511	—	395,511	—
Other securities	2,099	146	1,953	—
Total available-for-sale securities	617,801	146	616,865	790
Derivative assets:
Interest rate swaps	1,002	—	1,002	—
	$618,803	$146	$617,867	$790
Derivative liabilities:
Interest rate swaps	$2,710	$—	$2,710	$—
December 31, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$107,320	$—	$107,320	$—
Obligations of states and political subdivisions	178,433	—	177,460	973
Mortgage-backed securities	396,126	—	396,126	—
Other securities	4,169	219	3,950	—
Total available-for-sale securities	$686,048	$219	$684,856	$973
Derivative liabilities:
Interest rate swaps	$325	$—	$325	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 is summarized as follows (in thousands):

	Obligation of State and Political Subdivisions
	Three months ended
	March 31, 2020	March 31, 2019
Beginning balance	$973	$967
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	1	1
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	(184)	—
Settlements	—	—
Ending balance	$790	$968
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2020 was $11,124,000 and a fair value of $9,514,000 resulting in specific loss exposures of $1,610,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2020 was $2,784,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $160,000.

Mortgage Servicing Rights. As of March 31, 2020, mortgage servicing rights had a carrying value of $1,564,000 and a fair value of $1,296,000 resulting in a valuation reserve of $268,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Impaired loans (collateral dependent)	$9,514	$—	$—	$9,514
Foreclosed assets held for sale	160	—	—	160
Mortgage servicing rights	1,296	—	—	1,296
December 31, 2019
Impaired loans (collateral dependent)	$12,727	$—	$—	$12,727
Foreclosed assets held for sale	935	—	—	935
Mortgage servicing rights	1,444	—	—	1,444

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at March 31, 2020 and December 31, 2019 (in thousands).

March 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$9,514	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	160	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
Mortgage servicing rights	1,296	Third party valuations	Discount to reflect realizable value	9.0%	-	11.0%	(9.1%	)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$12,727	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	935	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)
Mortgage servicing rights	1,444	Third party valuations	Discount to reflect realizable value	9.5%	-	12.5%	(9.7%	)

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Cash and due from banks	$181,100	$181,100	$181,100	$—	$—
Federal funds sold	927	927	927	—	—
Certificates of deposit investments	4,380	4,380	—	4,380	—
Available-for-sale securities	617,801	617,801	146	616,865	790
Held-to-maturity securities	24,563	24,806	—	24,806	—
Loans held for sale	1,251	1,251	—	1,251	—
Loans net of allowance for loan losses	2,710,171	2,627,881	—	—	2,627,881
Interest receivable	15,422	15,422	—	15,422	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	$2,908,627	$2,920,736	$—	$2,353,150	$567,586
Securities sold under agreements to repurchase	231,649	231,699	—	231,699	—
Interest payable	2,029	2,029	—	2,029	—
Federal Home Loan Bank borrowings	119,921	124,463	—	124,463	—
Other borrowings	5,000	5,000	—	5,000	—
Junior subordinated debentures	18,900	14,632	—	14,632	—

December 31, 2019
Financial Assets
Cash and due from banks	$84,154	$84,154	$84,154	$—	$—
Federal funds sold	926	926	926	—	—
Certificates of deposit investments	4,625	4,625	—	4,625	—
Available-for-sale securities	686,048	686,048	219	684,856	973
Held-to-maturity securities	69,542	69,572	—	69,572	—
Loans held for sale	1,820	1,820	—	1,820	—
Loans net of allowance for loan losses	2,666,616	2,622,053	—	—	2,622,053
Interest receivable	15,577	15,577	—	15,577	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	4,105	4,105	—	4,105	—
Financial Liabilities
Deposits	$2,917,366	$2,924,144	$—	$2,332,866	$591,278
Securities sold under agreements to repurchase	208,109	208,016	—	208,016	—
Interest payable	2,261	2,261	—	2,261	—
Federal Home Loan Bank borrowings	113,895	114,510	—	114,510	—
Other borrowings	5,000	5,000	5,000	—	—
Junior subordinated debentures	18,858	15,596	—	15,596	—

Note 8 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2020, substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, the Company recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:
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

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$16,542	$17,006
Operating lease liabilities	16,568	17,007
Weighted-average remaining lease term	7.1 years	7.3 years
Weighted-average discount rate	3.08%	3.07%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$2,476
2021	2,391
2022	2,099
2023	1,849
2024	1,407
Thereafter	9,085
Total lease payments	19,307
Less imputed interest	(2,739)
Total lease liability	$16,568

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Thee months ended March 31,
	2020	2019
Operating lease cost	$642	$671
Short-term lease cost	46	23
Variable lease cost	169	224
Total lease cost	857	918
Income from subleases	(193)	(248)
Net lease cost	$664	$670

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2020	March 31, 2019
Operating cash flows from operating leases	$677	664

Note 9 -- Derivatives

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2020
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.1 years	$14,694	$(1,709)
December 31, 2019
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.3 years	$14,748	$(325)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2020 were as follows (in thousands):

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Derivative	2020	2019
Interest rate swap agreements	Interest income on loans	$(1,384)	—

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Hedged Item	2020	2019
Interest rate swap agreements	Interest income on loans	$1,384	—

As of March 31, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,985	$1,709

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2020 (in thousands):

March 31, 2020	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	9.2 years	$31,490	$1,002
Interest rate swap agreements	Other liabilities	9.2 years	$31,490	$(1,002)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2020 and 2019.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses, planned schedules and COVID-19. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines, the severity, magnitude and duration of COVID-19 pandemic, the direct and indirect impact of such pandemic, including responses to the pandemic by the government, businesses customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the Company's liquidity and capital positions, impair the ability of the Company's borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on the Company's financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2019 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

COVID-19 Impact

The COVID-19 outbreak is an unprecedented event that provides significant economic uncertainty for a broad spectrum of industries. The spread of this outbreak has caused significant disruptions in the U.S. economy and some of these impacts will be long lasting. As it continues to evolve it is not clear when or how the pandemic-driven contraction will recover. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Many of the CARES Act provisions, as well as other recent legislative and regulatory efforts, are expected to have a material impact on financial institutions. The Company's strong track record and revenue diversification provide a solid foundation for earnings and capital. The Company is focused on supporting its customers, communities and employees during this unique operating environment. Following is a description of the impact COVID-19 is having, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Lending operations and accommodations to customers. In March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. As of March 31, 2020, a total of $30.3 million was deferred. An additional 67 loans, totaling $98 million were deferred through April 17, 2020. In April 2020, First Mid Bank provided a 180-day residential mortgage deferral program to its customers. Through April 13, 2020, 37 customers, with balances totaling $3.9 million are participating in this program. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 17, 2020, the Company has processed and approved with the SBA 1,384 PPP loans totaling $234.9 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce have the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented. To protect and ensure the safety of employees, as well as customers, all branch locations were transitioned to drive-thru use only. The Company increased the number of available sick days to every employee impacted in anyway by COVID-19 and offered financial assistance for any employee with need.

Asset impairment. The Company does not believe that any impairment exists due to COVID-19 to goodwill and other intangible assets, long-lived assets, mortgage servicing rights ("MSRs"), right of use assets, or available-for-sale investment securities at this time. While certain valuation assumptions and judgements will change to account for COVID-19 related circumstances, the Company does not expect significant changes in methodology used to determine the fair value of assets in accordance with GAAP. It is uncertain whether prolonged effects of COVID-19 will result in future impairment charges related to any of these assets.

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company could absorb approximately $140 million of total loan losses before capital levels would fall below regulatory levels considered well-capitalized. In comparison, the Company's aggregate net charge offs over the last 20 years was $30.4 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19. The following table shows this loan sector detail.

The following table provides information related to some of the most vulnerable sectors:

Sector Detail ($ in thousands)	Balance	% of Loan Portfolio	Average LTV	Average DSCR
Retail	$162,071	5.9%	52%	1.75x
(Merchandise $79.4 million)
Hotel	119,676	4.4%	61%	1.41x
(67% major chains)
Restaurant	70,141	2.6%	89%	2.02x
(79% franchise/drive-thru/limited service)
Oil Related	5,110	0.2%	54%	3.74x
($2.2 million production)

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $798.8 million of total available capacity as of March 31, 2020.

Management's outlook. The Company's current financial position is strong and the fundamental earning capabilities of its currently existing operations is solid. Due to the uncertain economic outlook related to the COVID-19 crisis and the potential for loan losses and other asset impairments, it is anticipated that reserve levels will remain elevated compared to recent historical trends. All processes, procedures and internal controls are expected to continue as outlined in existing applicable policies despite remote working status of many employees. While the Company does not currently anticipate any material changes or deficiencies to its capital or liquidity sources, uncertainties about duration and overall effects on the economy could result in more adverse effects than expected.

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

Net income was $9,999,000 and $13,316,000 for the three months ended March 31, 2020 and 2019, respectively. Diluted net income per common share was $0.60 and $0.80 for the three months ended March 31, 2020 and 2019.

The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2020 and 2019, compared to the performance ratios for the year ended December 31, 2019:

	Three months ended		Year ended
	March 31, 2020	March 31, 2019	December 31, 2019
Return on average assets	1.05%	1.38%	1.25%
Return on average common equity	7.48%	11.02%	9.49%
Average equity to average assets	13.97%	12.51%	13.17%

Total assets were $3.9 billion at March 31, 2020, compared to $3.8 billion as of December 31, 2019. From December 31, 2019 to March 31, 2020, cash and interest bearing deposits increased $97.0 million, net loan balances increased $43.6 million and investment securities decreased $113.2 million. Net loan balances were $2.71 billion at March 31, 2020 compared to $2.67 billion at December 31, 2019.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.51% for the three months ended March 31, 2020, down from 3.74% for the same period in 2019. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $29.9 million compared to net interest income of $32.3 million for the same period in 2019. The decrease in net interest income was primarily due to the decrease in investment securities balances and lower yields on investments and loans.

Total non-interest income of $16.5 million increased $1.9 million or 12.8% from $14.6 million for the same period last year. Insurance commissions increased approximately $1.1 million, security gains of $531,000 were realized and other income increased $330,000 primarily due to fees received from derivative transactions.

Total non-interest expense of $27.7 million decreased $579,000 or 2.0% from $28.3 million for the same period last year. The decrease was primarily due to declines in occupancy and equipment expense, FDIC insurance expense, and ATM/debit card expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2020 versus 2019
Three months ended March 31,
Net interest income	$(2,379)
Provision for loan losses	(4,534)
Other income, including securities transactions	1,871
Other expenses	579
Income taxes	1,146
Decrease in net income	$(3,317)

Credit quality is an area of importance to the Company. Total nonperforming loans were $24.5 million at March 31, 2020, compared to $26.0 million at March 31, 2019 and $27.8 million at December 31, 2019. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.8 million at March 31, 2020 compared to $3.9 million at March 31, 2019 and $3.7 million at December 31, 2019. The Company’s provision for loan losses for the three months ended March 31, 2020 and 2019 was $5,481,000 and $947,000, respectively.  Total loans past due 30 days or more were 1.43% of loans at March 31, 2020 compared to 1.13% at March 31, 2019, and 1.02% of loans at December 31, 2019.  At March 31, 2020, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 66.8% of the loan portfolio as of March 31, 2020 and 68.0% as of December 31, 2019.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2020 and 2019 and December 31, 2019 was 15.05%, 13.55% and 14.79%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2020 and 2019 and December 31, 2019 was 16.13%, 14.45% and 15.74%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

On March 27, 2020, the federal banking regulatory agencies, issued an interim final rule which provided an option to delay the estimated impact on regulatory capital of ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 ("CECL adjustments") will be delayed for two years. After two years, the cumulative amount of these adjustments will be phased out of the regulatory capital calculation over a three year period, with 75% of the adjustments included in year three, 50% of the adjustments included in year four and 25% of the adjustments included in year five. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed. The Company has elected this option.
The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2020 and 2019 were $596 million and $601 million, respectively.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent. Because the reserve ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under the FDIC regulations:

•	Surcharges on large banks (total consolidated assets of less than $10 billion) ended; the last surcharge on large banks was collected on December 28, 2018.

•
Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assets that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.

On August 20, 2019, the FDIC Board approved a Notice of Proposed Rulemaking which amended the Small Bank Credits regulation to permit credit usage when the reserve ratio is at least 1.35 percent (rather than 1.38%). Additionally, after eight quarters of credit usage, the FDIC would remit the remaining full nominal value to each bank. Eligible banks were notified in January 24, 2019 with preliminary estimate of their share of small bank assessment credits. First Mid Bank's Small Bank Credit was $931,853. A portion of the credit was applied to the second and third quarter assessments paid in 2019 and the fourth quarter assessment paid in 2020. The remaining credit of approximately $163,700 was applied to the Company's estimate of expense for the first quarter of 2020.

The Company expensed $93,000 and $268,000 for the assessment during the first three months of 2020 and 2019, respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $11,000 during the first three months of 2019 for this assessment,

Basel III. In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements. On July 2, 2013, the Federal Reserve Board approved a final rule to implement these reforms and changes required by the Dodd-Frank Act. This final rule was subsequently adopted by the OCC and the FDIC.

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

On March 27, 2020, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the "agencies") issued and interim final rule ("IFR") that delays the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13 for a transition period of up to five years ("CECL IFR"). The goal of the CECL IFR is to provide regulatory relief to banking organizations that are required to adopt ASU 2016-13 as of January 1, 2020 in order to allow them to better focus on support lending to credit-worthy households and businesses. The CECL IFR is calibrated to approximate the difference in allowances under ASU 2016-13 relative to the previous incurred loss methodology for the first two years of the transition period. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital over a three-year transition period. A banking organization's five-year transition period under CECL IFR begins on the date it would have been required to adopt ASU 2016-13 under U.S. GAAP regardless of whether the banking organization uses the statutory relief offered under the CARES Act.

See discussion under the heading "Capital Resources" for a description of the Company's and First Mid Bank's risk-based capital.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Investment in Debt and Equity Securities. The Company classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting  Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Securities classified as held-to-maturity are recorded at amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Allowance for Credit Losses - Held-to-Maturity Securities. Currently all of the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. Accordingly, the Company does not record an allowance for credit losses on held-to-maturity securities.

Loans. Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase discounts and premiums, fair value hedge accounting adjustments and deferred loan fees and costs. Accrued interest is reported separately and is included in interest receivable in the consolidated balance sheets.

Allowance for Credit Losses - Loans. The Company believes the allowance for credit losses for loans is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. The allowance for credit losses for loans represents the best estimate of losses inherent in the existing loan portfolio. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company uses relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.

The allowance for credit losses is measured on a collective (pool) basis for non-impaired loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. Adjustments to historical loss information are made for relevant factors to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. The Company estimates the appropriate level of allowance for credit losses for impaired loans by evaluating them separately. A specific allowance is assigned to an impaired loan when expected cash flows or collateral are less than the carrying amount of the loan.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period that the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is included in other liabilities in the consolidated balance sheets.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2019 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2020 and 2019 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $520,000 and $548,000 for 2020 and 2019, respectively were 3.45% at March 31, 2020 and 3.68% at March 31, 2019.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2020 and 2019 in the following table (dollars in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits with other financial institutions	$23,824	$91	1.54%	$112,220	$697	2.52%
Federal funds sold	926	2	0.87%	663	3	1.84%
Certificates of deposit	5,064	31	2.46%	7,348	38	2.10%
Investment securities:
Taxable	543,799	3,339	2.46%	582,290	3,811	2.62%
Tax-exempt (1)	174,459	1,582	3.63%	190,695	1,770	3.71%
Loans net of unearned income (TE) (2)	2,703,051	30,215	4.50%	2,622,816	32,280	4.99%
Total earning assets	3,451,123	35,260	4.11%	3,516,032	38,599	4.44%
Cash and due from banks	93,283			64,329
Premises and equipment	59,476			59,192
Other assets	251,359			250,265
Allowance for loan losses	(29,990)			(26,815)
Total assets	$3,825,251			$3,863,003
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,264,489	$1,092	0.35%	$1,335,626	$1,622	0.49%
Savings deposits	435,480	119	0.11%	436,581	152	0.14%
Time deposits	570,132	2,650	1.87%	620,377	2,604	1.70%
Total Interest Bearing Deposits	2,270,101	3,861	0.68%	2,392,584	4,378	0.74%
Securities sold under agreements to repurchase	202,693	194	0.38%	182,466	260	0.58%
FHLB advances	120,146	580	1.94%	119,760	723	2.45%
Fed Funds Purchased	2,110	10	1.91%	—	—	—%
Junior subordinated debt	18,873	218	4.65%	29,014	438	6.12%
Other debt	769	4	2.09%	6,845	—	—%
Total borrowings	344,591	1,006	1.17%	338,085	1,421	1.70%
Total interest-bearing liabilities	2,614,692	4,867	0.75%	2,730,669	5,799	0.86%
Non interest-bearing demand deposits	628,588		0.60%	605,296		0.70%
Other liabilities	47,539			43,723
Stockholders' equity	534,432			483,315
Total liabilities & equity	$3,825,251			$3,863,003
Net interest income		$30,393			$32,800
Net interest spread			3.36%			3.58%
Impact of non-interest bearing funds			0.15%			0.16%
TE Net yield on interest- earning assets			3.51%			3.74%

(1) The tax-exempt income is shown on a tax equivalent basis.
(2) Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2020, compared to the same period in 2019 (in thousands):

	Three months ended March 31, 2020 compared to 2019 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(606)	$(406)	$(200)
Federal funds sold	(1)	5	(6)
Certificates of deposit investments	(7)	(38)	31
Investment securities:
Taxable	(472)	(245)	(227)
Tax-exempt (2)	(188)	(148)	(40)
Loans (2) (3)	(2,065)	5,615	(7,680)
Total interest income	(3,339)	4,783	(8,122)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(530)	(83)	(447)
Savings deposits	(33)	—	(33)
Time deposits	46	(923)	969
Securities sold under agreements to repurchase	(66)	161	(227)
FHLB advances	(143)	16	(159)
Federal Funds Purchased	10	10	—
Junior subordinated debt	(220)	(130)	(90)
Other debt	4	—	4
Total interest expense	(932)	(949)	17
Net interest income	$(2,407)	$5,732	$(8,139)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is shown on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

The tax equivalent net interest income decreased $2.4 million, or 7.3%, to $30.4 million for the three months ended March 31, 2020, from $32.8 million for the same period in 2019. Net interest income decreased primarily due to a decline in investment balances and decrease in rates on investments and loans. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the three months ended March 31, 2020, average earning assets decreased by $64.9 million, or 1.8%, and average interest-bearing liabilities decreased $116.0 million or 4.2%, compared with average balances for the same period in 2019.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions decreased $88.4 million or 78.8%.

•	Average federal funds sold increased $0.3 million or 39.7%.

•	Average certificates of deposits investments decreased $2.3 million or 31.1%

•	Average loans increased by $80.2 million or 3.1%.

•	Average securities decreased by $54.7 million or 7.1%.

•	Average interest-bearing customer deposits decreased by $122.5 million or 5.1%.

•	Average securities sold under agreements to repurchase increased by $20.2 million or 11.1%.

•	Average borrowings and other debt decreased by $13.7 million or 8.8%.

•	Net interest margin decreased to 3.51% for the first three months of 2020 from 3.74% for the first three months of 2019.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2020 and 2019 was $5,481,000 and $947,000, respectively.  The increase in provision expense was primarily due to a one-time adjustment for the adoption of ASU 2016-13 $1.7 million and an increase in expected losses due to impacts of COVID-19. Net charge-offs were $1,188,000 for the three months ended March 31, 2020, compared to net charge offs of $432,000 for March 31, 2019.  Nonperforming loans were $24.5 million and $26.0 million as of March 31, 2020 and 2019, respectively.   For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change
Wealth management revenues	$3,626	$3,645	$(19)
Insurance commissions	6,621	5,555	1,066
Service charges	1,778	1,802	(24)
Security gains, net	531	54	477
Mortgage banking revenue, net	308	239	69
ATM / debit card revenue	1,987	2,016	(29)
Bank Owned Life Insurance	431	430	1
Other	1,228	898	330
Total other income	$16,510	$14,639	$1,871

Following are explanations of the changes in these other income categories for the three months ended March 31, 2020 compared to the same period in 2019:

•	Wealth management revenues decreased $19,000 or 0.5% to $3,626,000 from $3,645,000 primarily due to decreases in market value.

•	Insurance commissions increased $1,066,000 or 19.2% to $6,621,000 from $5,555,000 primarily due to an increase in insurance activities and revenues.

•	Fees from service charges decreased $24,000 or 1.3% to $1,778,000 from $1,802,000 primarily due to a decrease in the number of deposit transactions.

•	The sale of securities during the three months ended March 31, 2020 resulted in net securities gains of $531,000 compared to $54,000 during the three months ended March 31, 2019.

•	Mortgage banking income increased $69,000 or 28.9% to $308,000 from $239,000. Loans sold balances were as follows:

•	$20.6 million (representing 151 loans) for the three months ended March 31, 2020

•	$12.4 million (representing 102 loans) for the three months ended March 31, 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards decreased $29,000 or 1.4% to $1,987,000 from $2,016,000 primarily due to an decrease in electronic transactions.

•	Bank owned life insurance income increased $1,000 or 0.2%.

•	Other income increased $330,000 or 36.7% to $1,228,000 from $898,000 primarily due fee income received from derivatives transactions.

Other Expense

The following table sets forth the major components of other expense for the three-months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change
Salaries and employee benefits	$16,500	$16,574	$(74)
Net occupancy and equipment expense	4,242	4,455	(213)
Net other real estate owned expense	(46)	53	(99)
FDIC insurance	93	279	(186)
Amortization of intangible assets	1,295	1,356	(61)
Stationery and supplies	268	287	(19)
Legal and professional	1,398	1,194	204
Marketing and donations	481	454	27
ATM/debit card expense	605	803	(198)
Other operating expenses	2,912	2,855	57
Total other expense	$27,748	$28,310	$(562)

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2020 compared to the same period in 2019:

•
Salaries and employee benefits, the largest component of other expense, decreased $74,000 or 0.4% to $16,500,000 from $16,574,000.  The decrease is primarily due to a decrease in bonus accrual due to lower expected achievement, offset by increases for merit raises and applicable payroll taxes . There were 835 and 832 full-time equivalent employees at March 31, 2020 and 2019, respectively.

•	Occupancy and equipment expense decreased $213,000 or 4.8% to $4,242,000 from $4,455,000. The decrease was primarily due to decreases for various maintenance and repair expenses.

•
Net other real estate owned expense decreased $99,000 or 186.8% to $46,000 net gains from $53,000 net losses. The decrease in 2020 was primarily due to more gains on properties sold during 2020 than properties sold during 2019.

•
Expense for amortization of intangible assets decreased $61,000 or 4.5% to $1,295,000 from $1,356,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease in 2020 was due to less amortization for core deposit intangibles and a decrease in the amount of mortgage servicing rights impairment reserve recorded.

•
Other operating expenses increased $57,000 or 2.0% to $2,912,000 in 2020 from $2,855,000 in 2019 primarily due to an increase in data processing costs offset by decreases in loan collection expenses and acquisition costs.

•
On a net basis, all other categories of operating expenses decreased $172,000 or 1.2% to $2,845,000 in 2020 from $3,017,000 in 2019.  The increase is primarily due an increase in legal and professional expenses offset by a Small Bank Assessment credit from the FDIC.

Income Taxes

Total income tax expense amounted to $3.2 million (24.1% effective tax rate) for the three months ended March 31, 2020, compared to $4.3 million (24.5% effective tax rate) for the same period in 2019.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance.  The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2020 and December 31, 2019 (dollars in thousands)

	March 31, 2020		December 31, 2019
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,630	2.34%	$175,970	2.39%
Obligations of states and political subdivisions	167,146	2.99%	172,460	2.98%
Mortgage-backed securities: GSE residential	385,194	2.51%	391,307	2.79%
Other securities	2,028	3.83%	4,028	3.44%
Total securities	$634,998	2.62%	$743,765	2.83%

At March 31, 2020, the Company’s investment portfolio decreased by $108.8 million from December 31, 2019 due to an increase in called securities following declines in interest rates. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2020 for certain investment securities (in thousands):

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value at March 31, 2020 (1)
			AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$56,067	$56,689	$—	$56,689	$—	$—	$—	$—
Obligations of state and political subdivisions	167,146	163,502	16,372	105,653	40,302	—	—	1,175
Mortgage-backed securities (2)	385,194	395,511	1,039	—	—	—	—	394,472
Other securities	2,028	2,099	—	—	—	—	—	2,099
Total available-for-sale	$610,435	$617,801	$17,411	$162,342	$40,302	$—	$—	$397,746
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,563	$24,806	$—	$24,806	$—	$—	$—	$—

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

Loans

The loan portfolio is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$123,326	4.5%	$94,142	3.5%
Agricultural real estate	242,891	8.9%	240,241	8.9%
1-4 Family residential properties	325,128	11.8%	336,427	12.5%
Multifamily residential properties	139,734	5.1%	153,948	5.7%
Commercial real estate	1,002,868	36.5%	995,702	36.9%
Loans secured by real estate	1,833,947	66.8%	1,820,460	67.5%
Agricultural loans	139,136	5.1%	136,124	5.1%
Commercial and industrial loans	565,789	20.6%	528,973	19.6%
Consumer loans	82,104	3.0%	83,183	3.1%
All other loans	123,322	4.5%	126,607	4.7%
Total loans	$2,744,298	100.0%	$2,695,347	100.0%

Loan balances increased $49.0 million, or 1.82%. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.3 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$617,145	22.5%	$568,256	21.1%
Sullivan region	391,171	14.3%	404,169	15.0%
Decatur region	615,351	22.4%	602,716	22.3%
Peoria region	448,509	16.3%	443,526	16.5%
Highland region	556,374	20.3%	547,156	20.3%
Southern region	115,748	4.2%	129,524	4.8%
Total all regions	$2,744,298	100.0%	$2,695,347	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2020 and 2019, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2020 and December 31, 2019, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$309,400	11.27%	$301,469	11.18%
Lessors of non-residential buildings	294,577	10.73%	300,611	11.15%
Lessors of residential buildings & dwellings	280,895	10.24%	284,378	10.55%
Other gambling industries	123,420	4.50%	90,429	3.36%
Hotels and motels	119,676	4.36%	120,735	4.48%
Nursing care facilities (skilled nursing)	108,661	3.96%	92,452	3.43%

The concentration of nursing care facilities was less than 25% of total risk-based capital as of December 31, 2019 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2020, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$39,619	$39,093	$44,614	$123,326
Agricultural real estate	20,859	71,113	150,919	242,891
1-4 Family residential properties	19,064	66,368	239,696	325,128
Multifamily residential properties	16,960	82,118	40,656	139,734
Commercial real estate	91,691	423,473	487,704	1,002,868
Loans secured by real estate	188,193	682,165	963,589	1,833,947
Agricultural loans	104,047	30,666	4,423	139,136
Commercial and industrial loans	195,633	291,152	79,004	565,789
Consumer loans	4,887	62,524	14,693	82,104
All other loans	16,734	32,466	74,122	123,322
Total loans	$509,494	$1,098,973	$1,135,831	$2,744,298

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2020, loans with maturities over one year consisted of approximately $1.7 billion in fixed rate loans and approximately $575 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans	$21,787	$25,118
Restructured loans which are performing in accordance with revised terms	2,676	2,700
Total nonperforming loans	24,463	27,818
Repossessed assets	2,843	3,720
Total nonperforming loans and repossessed assets	$27,306	$31,538
Nonperforming loans to loans, before allowance for loan losses	0.89%	1.03%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.00%	1.17%

The $3,331,000 decrease in nonaccrual loans during 2020 resulted from the net of $1,950,000 of loans put on nonaccrual status offset by $3,937,000 of loans becoming current or paid-off, $184,000 of loans transferred to other real estate and $1,160,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$39	0.2%	$41	0.2%
Agricultural real estate	569	2.6%	479	1.9%
1-4 Family residential properties	7,416	34.0%	7,379	29.3%
Multifamily Residential properties	3,104	14.2%	3,137	12.5%
Commercial real estate	4,351	20.0%	4,351	17.3%
Loans secured by real estate	15,479	71.0%	15,387	61.2%
Agricultural loans	822	3.8%	769	3.1%
Commercial and industrial loans	4,994	22.9%	8,441	33.6%
Consumer loans	492	2.3%	521	2.1%
Total loans	$21,787	100.0%	$25,118	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,029,000 and $1,097,000 for the three months ended March 31, 2020 and 2019, respectively.

The $877,000 decrease in repossessed assets during the first three months of 2020 resulted from $201,000 of additional assets repossessed and $1,078,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,769	62.2%	$1,826	49.1%
1-4 family residential properties	61	2.1%	1,024	27.6%
Multi-family residential properties	64	2.3%	64	1.7%
Commercial real estate	890	31.3%	730	19.6%
Total real estate	2,784	97.9%	3,644	98.0%
Commercial & industrial loans	—	—%	76	2.0%
Consumer loans	59	2.1%	—	—%
Total repossessed collateral	$2,843	100.0%	$3,720	100.0%

Repossessed assets sold during the first three months of 2020 resulted in net gains of $162,000, of which $170,000 of net gains was related to real estate asset sales, $8,000 of net losses was related to other repossessed assets. Repossessed assets sold during the same period in 2019 resulted in net gains of $5,000, of which $6,000 of net losses was related to real estate asset sales and $11,000 of net gains was related to other repossessed assets.

Loan Quality and Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses.  In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by management in evaluating the overall adequacy of the allowance include a migration analysis of the historical net loan losses by loan segment, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2020, the Company’s loan portfolio included $381.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $309.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $5.2 million from $376.4 million at December 31, 2019 while loans concentrated in other grain farming increased $7.9 million from $301.5 million at December 31, 2019.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $119.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $294.6 million of loans to lessors of non-residential buildings, $280.9 million of loans to lessors of residential buildings and dwellings, and $123.4 million of loans to other gambling industries.

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

Analysis of the allowance for credit losses as of March 31, 2020 and 2019, and of changes in the allowance for the three month periods ended March 31, 2020 and 2019, is as follows (dollars in thousands):

	Three months ended March 31,
	2020	2019
Average loans outstanding, net of unearned income	$2,703,051	$2,622,816
Allowance-December 31, 2019	26,911	26,189
Adjustment for Adoption of ASU 2013-16	1,672	—
Allowance - Beginning of period	28,583	26,189
Charge-offs:
1-4 Family Residential	196	130
Commercial Real Estate	84	56
Agricultural	—	9
Commercial & Industrial	972	104
Consumer	171	269
Total charge-offs	1,423	568
Recoveries:
1-4 Family Residential	62	8
Commercial Real Estate	5	—
Commercial & Industrial	23	28
Consumer	145	100
Total recoveries	235	136
Net charge-offs (recoveries)	1,188	432
Provision for loan losses	5,481	947
Allowance-end of period	$32,876	$26,704
Ratio of annualized net charge-offs to average loans	0.18%	0.07%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.20%	1.03%
Ratio of allowance for credit losses to nonperforming loans	134%	103%

The ratio of allowance for credit losses to loans outstanding was 1.20% as of March 31, 2020 compared to 1.03% as of March 31, 2019. The ratio of the allowance for credit losses to nonperforming loans is 134% as of March 31, 2020 compared to 103% as of March 31, 2019.  The increase in this ratio is primarily due to the increase in the allowance for credit losses at March 31, 2020 compared to March 31, 2019. This increase is primarily due to the impacts of COVID-19 on the operations and earnings of borrowers, as well as, increases in loan balances and net charge offs.

During the first three months of 2020, the Company had net charge-offs of $1,188,000 compared to net charge-offs of $432,000 in 2019. During the first three months of 2020, there was on significant charge off on one loan to a commercial borrower of $836,200. During the first three months of 2019, there were no significant charge offs.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019 (dollars in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019		Year ended December 31, 2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$628,588	—%	$605,296	—%	$608,106	—%
Interest-bearing	1,264,489	0.35%	1,335,626	0.49%	1,303,814	0.50%
Savings	435,480	0.11%	436,581	0.14%	437,549	0.13%
Time deposits	570,132	1.86%	620,377	1.70%	630,369	1.88%
Total average deposits	$2,898,689	0.54%	$2,997,880	0.59%	$2,979,838	0.64%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019 (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019	Year ended December 31, 2019
High month-end balances of total deposits	$2,932,973	$3,046,213	$3,046,212
Low month-end balances of total deposits	2,873,260	2,961,660	2,917,366

During the first three months of 2020, the average balance of deposits decreased by $81.1 million from the average balance for the year ended December 31, 2019. Average non-interest bearing deposits increased by $20.5 million, average interest-bearing balances decreased by $39.3 million, savings account balances decreased $2.1 million and balances of time deposits decreased $60.2 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
3 months or less	$105,158	$81,910
Over 3 through 6 months	40,470	55,495
Over 6 through 12 months	85,461	95,725
Over 12 months	99,016	107,861
Total	$330,105	$340,991

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies.  These retail repurchase agreements are offered as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2020 and December 31, 2019 is presented below (dollars in thousands):

	March 31, 2020	December 31, 2019
Securities sold under agreements to repurchase	$231,649	$208,109
Federal Home Loan Bank advances:
Fixed term – due in one year or less	44,921	39,000
Fixed term – due after one year	75,000	74,895
Other borrowings
Fed funds	—	5,000
Debt due in one year or less	5,000	—
Debt due after one year	—	—
Junior subordinated debentures	18,900	18,858
Total	$375,470	$345,862
Average interest rate at end of period	0.75%	1.08%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$231,649	$208,109
Federal Home Loan Bank advances:
FHLB-Overnight	—	25,000
Fixed term – due in one year or less	59,904	66,000
Fixed term – due after one year	75,000	74,895
Other borrowings
Federal funds purchased	8,000	5,000
Debt due in one year or less	5,000	—
Debt due after one year	—	6,549
Junior subordinated debentures	18,900	29,126
Averages for the period (YTD):
Securities sold under agreements to repurchase	$202,693	$169,437
Federal Home Loan Bank advances:
FHLB-overnight	7,363	7,148
Fixed term – due in one year or less	27,893	63,151
Fixed term – due after one year	84,890	39,331
Other borrowings
Federal funds purchased	2,110	616
Loans due in one year or less	769	—
Loans due after one year	—	1,825
Junior subordinated debentures	18,873	26,649
Total	$344,591	$308,157
Average interest rate during the period	1.17%	1.66%

Securities sold under agreements to repurchase increased $23.5 million during the first three months of 2020 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2020 the fixed term advances consisted of $120 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	4	1.79%	04/13/2020
10,000,000	1.5	2.95%	05/29/2020
5,000,000	2	2.75%	06/26/2020
5,000,000	3	1.75%	07/31/2020
5,000,000	6	2.3%	08/24/2020
5,000,000	3.5	1.83%	02/01/2021
5,000,000	5	1.85%	04/12/2021
5,000,000	7	2.55%	10/01/2021
5,000,000	5	2.71%	03/21/2022
5,000,000	8	2.4%	01/09/2023
5,000,000	3.5	1.51%	07/31/2023
5,000,000	3.5	0.77%	09/11/2023
10,000,000	5	1.45%	12/31/2024
5,000,000	5	0.91%	03/10/2025
5,000,000	10	1.14%	10/03/2029
5,000,000	10	1.15%	10/03/2029
5,000,000	10	1.12%	10/03/2029
10,000,000	10	1.39%	12/31/2029
15,000,000	10	1.41%	12/31/2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $5 million as of March 31, 2020. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. At the time of the renewal, the maximum available balance was increased to $15 million from $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at March 31, 2020 and 2019 and December 31, 2019.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.34% and 3.49% at March 31, 2020 and December 31, 2019, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.59% and 3.74% at March 31, 2020 and December 31, 2019, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (2.44% and 3.59% at March 31, 2020 and December 31, 2019, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2020 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$101,229	$—	$—	$—	$—	$—	$101,229	$101,229
Certificates of deposit investments	1,685	980	1,715	—	—	—	4,380	4,380
Taxable investment securities	232,870	103,580	52,219	26,014	15,646	49,274	479,603	479,846
Nontaxable investment securities	21,182	21,900	14,755	16,304	18,146	70,474	162,761	162,761
Loans	1,110,682	510,139	388,739	292,781	321,233	120,724	2,744,298	2,662,008
Total	$1,467,648	$636,599	$457,428	$335,099	$355,025	$240,472	$3,492,271	$3,410,224
Interest-bearing liabilities:
Savings and NOW accounts	$322,426	$111,544	$111,544	$111,544	$111,544	$500,783	$1,269,385	$1,269,385
Money market accounts	304,254	18,442	18,442	18,442	18,442	63,359	441,381	441,381
Other time deposits	386,706	108,403	33,922	13,917	12,457	72	555,477	567,586
Short-term borrowings/debt	236,649	—	—	—	—	—	236,649	236,659
Long-term borrowings/debt	53,821	15,000	5,000	10,000	15,000	40,000	138,821	139,095
Total	$1,303,856	$253,389	$168,908	$153,903	$157,443	$604,214	$2,641,713	$2,654,106
Rate sensitive assets – rate sensitive liabilities	$163,792	$383,210	$288,520	$181,196	$197,582	$(363,742)	$850,558
Cumulative GAP	163,792	547,002	835,522	1,016,718	1,214,300	850,558
Cumulative amounts as % of total Rate sensitive assets	4.7%	11.0%	8.3%	5.2%	5.7%	(10.4)%
Cumulative Ratio	4.7%	15.7%	23.9%	29.1%	34.8%	24.4%

The static GAP analysis shows that at March 31, 2020, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2020, the Company’s stockholders' equity increased $6.4 million, or 1.2%, to $533 million from $527 million as of December 31, 2019. During the first three months of 2020, net income contributed $10.0 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $3.2 million, net of tax. No dividends were paid during the first quarter of 2020.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2020 and December 31, 2019, the Company and First Mid Bank met all capital adequacy requirements.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of adopting ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in allowance for credit losses subsequent to adoption of ASU 2016-13 will be delayed for two years. After two years, the cumulative amount of these adjustments will be phased out of the regulatory capital calculation over a three year period, with 75% of the adjustments included in year three, 50% of the adjustments included in year four and 25% of the adjustments included in year five. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to risk-weighted assets)
Company	$460,430	16.13%	$300,082	> 10.50%	N/A	N/A
First Mid Bank	410,621	14.46	298,468	> 10.50	$284,256	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	429,465	15.05	242,924	> 8.50	N/A	N/A
First Mid Bank	379,656	13.37	241,617	> 8.50	227,405	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	410,565	14.39	200,055	> 7.00	N/A	N/A
First Mid Bank	379,656	13.37	198,979	> 7.00	184,766	> 6.50
Tier 1 Capital (to average assets)
Company	429,465	11.59	148,166	> 4.00	N/A	N/A
First Mid Bank	379,656	10.31	147,351	> 4.00	184,189	> 5.00
December 31, 2019
Total Capital (to risk-weighted assets)
Company	$444,305	15.74%	$296,378	> 10.50%	N/A	N/A
First Mid Bank	411,196	14.65	294,703	> 10.50	$280,670	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	417,394	14.79	239,925	> 8.50	N/A	N/A
First Mid Bank	384,285	13.69	238,569	> 8.50	224,536	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	398,536	14.12	197,585	> 7.00	N/A	N/A
First Mid Bank	385,285	13.69	196,469	> 7.00	182,435	> 6.50
Tier 1 Capital (to average assets)
Company	417,395	11.20	149,044	> 4.00	N/A	N/A
First Mid Bank	384,285	10.37	148,268	> 4.00	185,335	> 5.00

The Company's risk-weighted assets, capital and capital ratios for March 31, 2020 are computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods are computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2020, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan.  The Company awarded 25,200 and 25,950 restricted stock awards during 2019 and 2018, respectively and 16,950 and 16,200 as stock unit awards during 2020 and 2019, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”).  The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.  A maximum of 600,000 shares of common stock may be issued under the ESPP.   As of March 31, 2020, 3,804 shares were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

On August 16, 2019, the Company adopted a repurchase plan under Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company implemented the repurchase plan in connection with its previously announced stock repurchase program. Under the repurchase plan, up to approximately $6.2 million worth of shares of the Company's common stock could have been repurchased. The 10b5-1 plan expired in early 2020, and there were no shares repurchased under this plan during 2020. During the quarter, the Company repurchased no shares. During 2019, the Company repurchased approximately $1.1 million in common stock, or 35,427 shares.  The Company has approximately $4.9 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2020, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2020, the excess collateral at the FHLB would support approximately $525.1 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2020, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $5 million and $10 million in available funds.  This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at March 31, 2020 and 2019 and December 31, 2019.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$555,477	$386,706	$142,325	$26,374	$72
Debt	23,900	5,000	—	—	18,900
Other borrowings	351,570	266,645	19,925	25,000	40,000
Operating leases	19,319	2,608	4,400	3,227	9,084
Supplemental retirement	459	50	100	100	209
	$950,725	$661,009	$166,750	$54,701	$68,265

For the three months ended March 31, 2020, net cash of $16.6 million was provided by operating activities, $59.4 million was provided by investing activities, and $20.9 million was provided by financing activities. In total, cash and cash equivalents increased by $97.0 million since year-end 2019.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets.  The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Unused commitments and lines of credit:
Commercial real estate	$138,307	$122,479
Commercial operating	312,397	308,393
Home equity	38,401	38,933
Other	96,124	103,912
Total	$585,229	$573,717
Standby letters of credit	$11,022	$11,535

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2019.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the risk factors noted in the Company's Annual Report, the following should also be considered:

The ongoing COVID-19 pandemic and the measures intended to prevent its spread have had, and may continue to have a an adverse effect on the Company's operations, results of operations and financial condition, and the severity of these adverse effects depend on future developments which are highly uncertain and difficult to predict.

The global health concerns related to COVID-19 and government actions implemented to reduce the spread of the virus have had an adverse impact on the macroeconomic environment. COVID-19 has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. These measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there is no assurance that these steps will be effective or achieve the desired positive economic results in a timely fashion. COVID-19 has impacted, and is likely to further adversely impact, the workforce and operations of the Company, and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•
credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

•	declines in collateral values;

•	third party disruptions, including outages at network providers and other suppliers;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect the Company, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the coronavirus outbreak impacts the Company’s operations, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent of the impacts on the Company’s operations or the global economy as a whole is not yet known. However, the effects could have a material impact on the Company’s results of operations and heighten other of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	0	$0.00	0	$—
February 1, 2020 - February 29, 2020	0	$0.00	0	$—
March 1, 2020 - March 31, 2020	0	$0.00	0	$—
Total	0	$0.00	0	$—

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number	Description and Filing or Incorporation Reference
10.1
First Amendment to Sixth Amended and Restate Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 10, 2020.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date:  May 4, 2020
Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer