Form 10-Q
period 2020-06-30
FIRST MID BANCSHARES, INC.
filed 2020-08-10
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 0-13368

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1421 Charleston Avenue
Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 7, 2020 16,728,190 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks:
Non-interest bearing	$77,392	$76,498
Interest bearing	159,809	7,656
Federal funds sold	1,286	926
Cash and cash equivalents	238,487	85,080
Certificates of deposit	3,890	4,625
Investment securities:
Available-for-sale, at fair value	708,158	685,636
Held-to-maturity, at amortized cost (estimated fair value of $15,216 and $69,572 at June 30, 2020 and December 31, 2019, respectively)	15,009	69,542
Equity securities, at fair value	97	412
Loans held for sale	5,981	1,820
Loans	3,199,281	2,693,527
Less allowance for credit losses	(38,381)	(26,911)
Net loans	3,160,900	2,666,616
Interest receivable	16,842	15,577
Other real estate owned	2,256	3,644
Premises and equipment, net	58,905	59,491
Goodwill	104,992	104,992
Intangible assets, net	25,664	28,265
Bank owned life insurance	68,084	67,225
Right of use lease assets	15,979	17,006
Other assets	33,067	29,495
Total assets	$4,458,311	$3,839,426
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$817,623	$633,331
Interest bearing	2,568,204	2,284,035
Total deposits	3,385,827	2,917,366
Securities sold under agreements to repurchase	350,288	208,109
Interest payable	1,922	2,261
FHLB borrowings	103,939	113,895
Other borrowings	—	5,000
Junior subordinated debentures	18,942	18,858
Lease liabilities	16,014	17,007
Other liabilities	32,106	30,321
Total liabilities	3,909,038	3,312,817
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,342,592 and 17,287,882 shares in 2020 and 2019, respectively	71,370	71,152
Additional paid-in capital	297,392	295,925
Retained earnings	179,435	166,667
Deferred compensation	2,364	2,760
Accumulated other comprehensive income	17,105	8,360
Less treasury stock at cost, 614,403 shares in 2020 and 2019	(18,393)	(18,255)
Total stockholders’ equity	549,273	526,609
Total liabilities and stockholders’ equity	$4,458,311	$3,839,426

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$31,382	$31,539	$61,409	$63,643
Interest on investment securities	4,077	5,436	8,666	10,645
Interest on certificates of deposit investments	21	37	52	75
Interest on federal funds sold	—	4	2	7
Interest on deposits with other financial institutions	55	555	147	1,252
Total interest income	35,535	37,571	70,276	75,622
Interest expense:
Interest on deposits	3,105	4,940	6,966	9,318
Interest on securities sold under agreements to repurchase	158	215	352	475
Interest on FHLB borrowings	505	696	1,085	1,419
Interest on other borrowings	11	1	26	1
Interest on subordinated debentures	174	406	392	844
Total interest expense	3,953	6,258	8,821	12,057
Net interest income	31,582	31,313	61,455	63,565
Provision for loan losses	6,136	91	11,617	1,038
Net interest income after provision for loan losses	25,446	31,222	49,838	62,527
Other income:
Wealth management revenues	3,827	3,587	7,453	7,232
Insurance commissions	4,088	3,760	10,709	9,315
Service charges	1,111	1,959	2,889	3,761
Securities gains, net	287	218	818	272
Mortgage banking revenue, net	1,236	346	1,544	585
ATM / debit card revenue	2,239	2,202	4,226	4,218
Bank owned life insurance	428	447	859	877
Other	669	1,069	1,897	1,967
Total other income	13,885	13,588	30,395	28,227
Other expense:
Salaries and employee benefits	15,455	15,565	31,955	32,139
Net occupancy and equipment expense	4,141	4,543	8,383	8,998
Net other real estate owned expense	(2)	188	(48)	241
FDIC insurance	289	197	382	476
Amortization of intangible assets	1,290	1,823	2,585	3,179
Stationery and supplies	275	264	543	551
Legal and professional	1,489	1,304	2,887	2,498
ATM / debit card	274	829	879	1,632
Marketing and donations	314	481	795	935
Other	2,573	4,993	5,468	7,848
Total other expense	26,098	30,187	53,829	58,497
Income before income taxes	13,233	14,623	26,404	32,257
Income taxes	3,096	3,642	6,268	7,960
Net income	$10,137	$10,981	$20,136	$24,297
Per share data:
Basic net income per common share	$0.61	$0.66	$1.21	$1.46
Diluted net income per common share	0.60	0.66	1.20	1.45
Cash dividends declared per common share	0.40	0.36	0.40	0.36

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$10,137	$10,981	$20,136	$24,297
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($4,938) and ($2,531) for three months ended June 30, 2020 and 2019, respectively and ($3,799) and ($5,653) for six months ended June 30, 2020 and 2019, respectively.	12,091	6,195	9,302	13,841
Amortized holding losses on held-to-maturity securities transferred from available-for- sale, net of taxes of ($5) and ($8) for three months ended June 30, 2020 and 2019, respectively and ($10) and ($17) for six months ended June 30, 2020 and June 30, 2019, respectively.	9	21	24	41
Less: reclassification adjustment for realized gains included in net income, net of taxes of $83 and $63 for three months ended June 30, 2020 and 2019, respectively and $237 and $79 for six months ended June 30, 2020 and 2019, respectively.	(204)	(155)	(581)	(193)
Other comprehensive income, net of taxes	11,896	6,061	8,745	13,689
Comprehensive income	$22,033	$17,042	$28,881	$37,986

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended June 30, 2020 and 2019

(in thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2020	$71,268	$296,853	$175,949	$2,022	$5,209	$(18,250)	$533,051
Net income	—	—	10,137	—	—	—	10,137
Other comprehensive income, net of tax	—	—	—	—	11,896	—	11,896
Cash dividends on common stock (.40/share)			(6,651)				(6,651)
Issuance of 13,804 common shares pursuant to the Dividend Reinvestment Plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to the Deferred Compensation Plan	33	195	—	—	—	—	228
Issuance of 3,739 common shares pursuant to the Employee Stock Purchase Plan	15	62	—	—	—	—	77
Deferred compensation	—	—	—	143	—	(143)	—
Vested restricted shares/units compensation expense	—	—	—	199	—	—	199
June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273

March 31, 2019	$71,006	$294,837	$144,708	$2,074	$1,155	$(16,628)	$497,152
Net income	—	—	10,981	—	—	—	10,981
Other comprehensive income, net of tax	—	—	—	—	6,061	—	6,061
Cash dividends on common stock (.36/share)			(6,001)				(6,001)
Issuance of 13,475 common shares pursuant to the Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 7,398 common shares pursuant to the Deferred Compensation Plan	7	47	—	—	—	—	54
Issuance of 2,858 common shares pursuant to the Employee Stock Purchase Plan	8	56	—	—	—	—	64
Deferred compensation	—	—	—	131	—	(131)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Vested restricted shares/units compensation expense	—	—	—	118	—	—	118
June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2020 and 2019

(in thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal			(717)				(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	20,136	—	—	—	20,136
Other comprehensive income, net of tax	—	—	—	—	8,745	—	8,745
Cash dividends on common stock (.40/share)			(6,651)				(6,651)
Issuance of 13,804 common shares pursuant to the Dividend Reinvestment Plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to Deferred Compensation Plan	33	195	—	—	—	—	228
Issuance of 25,200 restricted shares pursuant to the 2017 Stock Incentive Plan	101	767	—	—	—	—	868
Issuance of 7,543 common shares pursuant to the Employee Stock Purchase Plan	30	133	—	—	—	—	163
Deferred compensation	—	—	—	138	—	(138)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 Stock Incentive Plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	—	—	(534)	—	—	(534)
June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273

December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	24,297	—	—	—	24,297
Other comprehensive income, net of tax	—	—	—	—	13,689	—	13,689
Cash dividends on common stock (.36/share)			(6,001)				(6,001)
Issuance of 13,475 common shares pursuant to the Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 7,398 common shares pursuant to Deferred Compensation Plan	30	218	—	—	—	—	248
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 2,858 common shares pursuant to the Employee Stock Purchase Plan	11	77	—	—	—	—	88
Deferred compensation	—	—	—	130	—	(130)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	246	—	—	246
June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$20,136	$24,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,617	1,038
Depreciation, amortization and accretion, net	5,714	5,435
Change in cash surrender value of bank owned life insurance	(859)	(877)
Stock-based compensation expense	404	264
Operating lease payments	(1,375)	(1,340)
Gains on investment securities, net	(818)	(272)
Gain on sales of repossessed assets, net	(482)	63
Loss on sale of premises and equipment	(26)	—
Gains on sale of loans held for sale, net	(1,756)	(508)
(Increase) decrease in accrued interest receivable	(1,265)	1,231
(Decrease) increase in accrued interest payable	(211)	823
Origination of loans held for sale	(90,495)	(28,750)
Proceeds from sale of loans held for sale	88,090	29,049
(Increase) decrease in other assets	(2,163)	1,658
Decrease in other liabilities	(1,282)	(141)
Net cash provided by operating activities	25,229	31,970
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,715	984
Purchases of certificates of deposit investments	(980)	—
Proceeds from sales of securities available-for-sale	1,566	20,052
Proceeds from maturities of securities available-for-sale	182,410	42,222
Proceeds from maturities of securities held-to-maturity	45,000	—
Purchases of securities available-for-sale	(184,751)	(108,684)
Net (increase) decrease in loans	(506,945)	95,687
Purchases of premises and equipment	(1,282)	(2,543)
Proceeds from sales of other real property owned	1,731	508
Net cash (used in) provided by investing activities	(461,536)	48,226
Cash flows from financing activities:
Net increase in deposits	468,461	23,804
Decrease in federal funds purchased	(5,000)	—
Increase (decrease) in repurchase agreements	142,179	(40,066)
Proceeds from FHLB advances	19,000	—
Repayment of FHLB advances	(29,000)	(24,000)
Proceeds from short-term debt	5,000	—
Repayment of short-term debt	(5,000)	—
Repayment of long-term debt	—	(7,724)
Proceeds from issuance of common stock	390	334
Dividends paid on common stock	(6,316)	(5,528)
Net cash provided by (used in) financing activities	589,714	(53,180)
Increase in cash and cash equivalents	153,407	27,016
Cash and cash equivalents at beginning of period	85,080	141,400
Cash and cash equivalents at end of period	$238,487	$168,416
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,160	$11,399
Income taxes	(8,616)	6,987
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	205	1,630
Initial recognition of right-of-use assets	—	14,116
Initial recognition of lease liabilities	—	14,116
Dividends reinvested in common stock	336	473
Net tax benefit related to option and deferred compensation plans	22	56

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2020 and 2019, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2020 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020. The Company operates as a one-segment entity for financial reporting purposes. The 2019 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Loan Purchase

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis metro market totaling $183 million. There were no loans purchased with deteriorated credit.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2020 and 2019, 7,543 shares and 2,858 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Brokerage commissions. The primary non-farm brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.

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

Other income. Treasury management fees and lock box fees are received and recorded after the service performance obligation is completed. Merchant bank card fees are received from various vendors; however, the performance obligation is with the vendors. The Company records gains on the sale of loans and the sale of OREO properties after the transactions are complete and transfer of ownership has occurred.

As each of the Company’s facilities is in markets with similar economies, no disaggregation of revenue is necessary.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2020, all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
June 30, 2020
Net unrealized gains on securities available-for-sale	$24,107
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(15)
Tax expense	(6,987)
Balance at June 30, 2020	$17,105

December 31, 2019
Net unrealized gains on securities available-for-sale	$11,825
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(50)
Tax expense	(3,415)
Balance at December 31, 2019	$8,360

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$287	$218	$818	$272	Securities gains, net
Tax effect	(83)	(63)	(237)	(79)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$204	$155	$581	$193	Net reclassified amount

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

Management formed an internal, cross functional committee in 2017 to evaluate implementation steps and assess the impact ASU 2016-13 would have on the Company’s consolidated financial statements. The committee assigned roles and responsibilities, key tasks to complete, and established a general time-line for implementation. The Company also engaged an outside consultant to assist with the methodology review and data validation, as well as other key aspects of implementing the standard. The committee met periodically to discuss the latest developments and ensure progress was being made. In addition, the committee kept current on evolving interpretations and industry practices related to ASU 2016-13. The committee evaluated and validated data resources and different loss methodologies. Key implementation activities for 2019 included finalization of models, establishing processes and controls, development of supporting analytics and documentation, policies and disclosure, and implementing parallel processing.

The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost-effective January 1, 2020. Results for the periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $717,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $1.7 million and an increase to the allowance for credit losses on off-balance sheet credit exposure of $69,000. There was no allowance for credit losses recorded for held-to- maturity debt securities. The transition adjustment included corresponding increases in deferred tax assets.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets considered purchased credit deteriorated ("PCD") that were previously classified as purchase credit impaired ("PCI") and accounted for under ASC 310-30 effective January 1, 2020. In accordance with the standard, the Company did not reassess whether the PCI assets met the criteria of PCD assets as of the adoption date. The amortized cost of the PCD assets were adjusted to reflect the addition of $833,000 to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost) will be accreted into interest income at the effective interest rate over the remaining life of the assets.

The following table illustrates the impact of ASU 2016-13 adoption (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Assets:
Construction & Land Development	$1,033	$1,146	$(113)
Farm	1,323	1,093	230
1-4 Family Residential Properties	2,142	1,386	756
Commercial Real Estate	11,739	11,198	541
Agricultural	1,023	1,386	(363)
Commercial & Industrial	9,428	9,273	155
Consumer	1,895	1,429	466
Allowance for credit losses for all loans	$28,583	$26,911	$1,672
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$69	$—	$69

The following table illustrates the impact of ASU 2013-13 adoption for PCD assets previously classified as PCI included in the table above (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Construction & Land Development	$291	$—	$291
1-4 Family Residential Properties	48	6	42
Commercial Real Estate	818	359	459
Commercial & Industrial	41	—	41
Allowance for credit losses for PCD loans	$1,198	$365	$833

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the Company’s stock options, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$10,137,000	$10,981,000	$20,136,000	$24,297,000
Weighted average common shares outstanding	16,709,886	16,683,194	16,701,536	16,674,646
Basic earnings per common share	$0.61	$0.66	$1.21	$1.46

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$10,137,000	$10,981,000	$20,136,000	$24,297,000
Weighted average common shares outstanding	16,709,886	16,683,194	16,701,536	16,674,646
Dilutive potential common shares:
Restricted stock awarded	46,908	34,780	46,908	34,780
Dilutive potential common shares	46,908	34,780	46,908	34,780
Diluted weighted average common shares outstanding	16,756,794	16,717,974	16,748,444	16,709,426
Diluted earnings per common share	$0.60	$0.66	$1.20	$1.45

There were no shares not considered in computing diluted earnings per share for the three and six months ended June 30, 2020 and 2019 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$73,000	$899	$—	$73,899
Obligations of states and political subdivisions	191,120	9,593	(16)	200,697
Mortgage-backed securities: GSE residential	412,175	13,549	(50)	425,674
Other securities	7,756	160	(28)	7,888
Total available-for-sale	$684,051	$24,201	$(94)	$708,158
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$15,009	$207	$—	$15,216
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$106,428	$952	$(60)	$107,320
Obligations of states and political subdivisions	172,460	5,990	(17)	178,433
Mortgage-backed securities: GSE residential	391,307	5,331	(512)	396,126
Other securities	3,750	7	—	3,757
Total available-for-sale	$673,945	$12,280	$(589)	$685,636
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,542	$99	$(69)	$69,572

The Company also had $97,000 and $412,000 of equity securities, at fair value, as of June 30, 2020 and December 31, 2019, respectively. All of the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of June 30, 2020, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross gains	$287	$230	$818	$314
Gross losses	—	(12)	—	(42)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2020 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$46,263	$15,852	$11,784	$—	$73,899
Obligations of state and political subdivisions	32,878	73,456	93,298	1,065	200,697
Mortgage-backed securities: GSE residential	61,458	321,315	42,901	—	425,674
Other securities	—	6,842	1,046	0	7,888
Total available-for-sale investments	$140,599	$417,465	$149,029	$1,065	$708,158
Weighted average yield	2.34%	2.59%	2.41%	3.68%	2.50%
Full tax-equivalent yield	2.60%	2.78%	3.05%	4.99%	2.79%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,985	$5,024	$—	$—	$15,009
Weighted average yield	2.33%	2.06%	—%	—%	2.24%
Full tax-equivalent yield	2.33%	2.06%	—%	—%	2.24%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2020.

Investment securities carried at approximately $653 million and $688 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	6,519	(16)	—	—	6,519	(16)
Mortgage-backed securities: GSE residential	146	(2)	15,276	(48)	15,422	(50)
Other securities	1,722	(28)	—	—	1,722	(28)
Total	$8,387	$(46)	$15,276	$(48)	$23,663	$(94)
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,375	$(60)	$—	$—	$23,375	$(60)
Obligations of states and political subdivisions	3,469	(16)	347	(1)	3,816	(17)
Mortgage-backed securities: GSE residential	67,080	(322)	20,888	(190)	87,968	(512)
Total	$93,924	$(398)	$21,235	$(191)	$115,159	$(589)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,996	$(25)	$24,565	$(44)	$39,561	$(69)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2020 and December 31, 2019, there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there were four held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $24,565,000 and unrealized losses of $44,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At June 30, 2020, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more. At December 31, 2019, there was one obligation of states and political subdivisions with a fair value of $347,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2020, there were two mortgage-backed securities with a fair value of $15,276,000 and unrealized losses of $48,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2019 there were fourteen mortgage-backed securities with a fair value of $20,888,000 and unrealized losses of $190,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of June 30, 2020 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at amortized cost net of an allowance for credit losses. Amortized cost is the unpaid principal net of unearned premiums and discounts, and net deferred origination fees and costs. Deferred loan origination fees are reduced by loan origination costs and are amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2020 and December 31, 2019 follows (in thousands):

	June 30, 2020	December 31, 2019
Construction and land development	$181,362	$94,462
Agricultural real estate	251,695	240,481
1-4 Family residential properties	341,691	336,553
Multifamily residential properties	140,415	155,132
Commercial real estate	1,125,584	997,175
Loans secured by real estate	2,040,747	1,823,803
Agricultural loans	149,072	136,023
Commercial and industrial loans	818,686	528,987
Consumer loans	81,980	83,544
All other loans	123,937	126,807
Total Gross loans	3,214,422	2,699,164
Less: Loans held for sale	5,981	1,820
	3,208,441	2,697,344
Less:
Net deferred loan fees, premiums and discounts	9,160	3,817
Allowance for credit losses	38,381	26,911
Net loans	$3,160,900	$2,666,616

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $14.1 million and $12.4 million at June 30, 2020 and December 31, 2019, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri. At June 30, 2020, the Company’s loan portfolio included $400.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $330.5 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $24.4 million from $376.4 million at December 31, 2019 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $29.0 million from $301.5 million at December 31, 2019. The Company's underwriting practices include collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry, however these could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $126.5 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $401.5 million of loans to lessors of non-residential buildings, $293.7 million of loans to lessors of residential buildings and dwellings, $117.4 million of loans to nursing care facilities, and $124.9 million of loans to other gambling industries.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the board of directors. Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation and most borrowers are below regulatory thresholds. The Company can occasionally have outstanding balances to one borrower up to but not exceeding the regulatory threshold should underwriting guidelines warrant. Most of the the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system. Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint. In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

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

Commercial and Industrial Loans. Commercial and industrial loans are primarily comprised of working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate. These loans are generally written for one year or less. Also, equipment financing is provided to businesses with these loans generally limited to 80% of the value of the collateral and amortization periods limited to seven years. Commercial loans are often accompanied by a personal guaranty of the principal owners of a business. Like commercial real estate loans, the underlying cash flow of the business is the primary consideration in the underwriting process. The financial condition of commercial borrowers is monitored at least annually with the type of financial information required determined by the size of the relationship. Measures employed by the Company for businesses with higher risk profiles include the use of government- assisted lending programs through the Small Business Administration and U.S. Department of Agriculture.

Agricultural and Agricultural Real Estate Loans. Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 65% and have amortization periods limited to twenty-five years. Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

Residential Real Estate Loans. Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of one-to-four units and home equity loans and lines of credit. The Company sells most of its long-term fixed rate residential real estate loans to secondary market investors. The Company also releases the servicing of these loans upon sale. The Company retains all residential real estate loans with balloon payment features. Balloon periods are limited to five years. Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores. Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral and have amortization periods of twenty-five years or less. The Company does not originate subprime mortgage loans.

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

Beginning January 1, 2020, the allowance for credit losses was estimated using the current expected credit loss model ("CECL"). The Company uses the Loss Rate method to estimate the historical loss rate for all non-impaired loans. Under this method, the allowance for credit losses is measured on a collective (pool) basis for non-impaired loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a twelve-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company also considers specific current economic events occurring globally, in the U.S. and in its local markets. In March 2020, in response to the COVID-19 outbreak, its significant disruptions in the U.S. economy and impacts on local markets, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings. These deferrals were, however, considered in the factors used to estimate the required allowance for credit losses for non-impaired loans. Other COVID-19 related impacts considered included revenue losses of businesses required to restrict or cease services, income loss to workers laid off as a result of COVID-19 restrictions, various federal and state government stimulus programs and additional deferral programs offered by First Mid Bank beginning in April 2020. Other events considered include the status of trade agreements with China, scheduled increases in minimum wage and changes to the minimum salary threshold for overtime provisions, current and projected unemployment rates, current and projected grain and oil prices and economies of local markets where customers work and operate.

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

Construction and Land Development Loans. The average life of the construction and land development segment was determined to be twelve months. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19, however, projects may be hampered by COVID-19 restrictions which could increase costs and duration. The qualitative factor for this segment was increased to account for these potential risks.

Agricultural Real Estate Loans. The average life of the agricultural real estate segment was determined to be thirty-six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. More pressure on landowners to lower cash rents as farmers struggle to cover expenses is expected which would lower the return to landowners and impact the market value of the land. The qualitative factor for this segment was increased to account for this potential risk.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank has also offered short-term loan payment deferral to borrowers in this segment. The historical loss rate for this segment declined for the period but was offset by an increase in the qualitative factor to account for these potential risks.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty-six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank has implemented a deferral program for borrowers in this segment in order to ease the impact to these borrowers. While there was a slight decrease in the historical loss rate, the qualitative factor for this segment was increased to account for these risks.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season waiting for an increase in prices, however, as of June 30, prices were down compared to the beginning of the year. It is now believed that many farmers will likely not be able to cover their operating expenses. The qualitative factor of this segment was increased to account for this new risk.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty-four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank's payment deferral program. In addition to an increase in the historical loss rate, the qualitative factor for this segment was increased to account for these new risks.

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits. Additionally, First Mid Bank has offered a short-term payment deferral program. While the historical loss rate decreased for this period, the qualitative factor for the segment was increased to account for these risks.

Acquired Loans. Prior to January 1, 2020 loans acquired with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered purchased credit impaired at the time of acquisition. Purchase credit-impaired ("PCI") loans were accounted for under ASC 310-30, Receivables--Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and were initially measured at fair value, which included the estimated future credit losses expected to be incurred over the life of the loan.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2020 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended June 30, 2020
Beginning Balance	$1,620	$1,335	$1,931	$13,621	$1,064	$11,294	$2,011	$32,876
Provision for credit loss expense	738	299	483	3,118	259	1,286	(47)	6,136
Loans charged off	—	—	69	467	0	311	116	963
Recoveries collected	—	—	141	—	—	91	100	332
Ending balance	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381

Six months ended June 30, 2020
Beginning Balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASU 2016-13	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	1,325	311	406	5,079	300	4,101	95	11,617
Loans charged off	—	—	265	551	—	1,283	287	2,386
Recoveries collected	—	—	203	5	—	114	245	567
Ending balance	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381

Prior to the adoption of ASU 2016-13, the appropriate level of the allowance for loan losses for all non-impaired loans was based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses was determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Due to weakened economic conditions during historical years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses. The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2019 and for the year ended December 31, 2019 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended June 30, 2019
Beginning Balance	$552	$1,282	$1,341	$10,565	$1,130	$10,830	$1,004	$26,704
Provision for credit loss expense	187	2	367	335	542	(1,558)	216	91
Loans charged off	—	—	66	105	0	155	216	542
Recoveries collected	—	—	7	1	—	12	86	106
Ending balance	$739	$1,284	$1,649	$10,796	$1,672	$9,129	$1,090	$26,359

Six months ended June 30, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	178	38	326	(146)	730	(546)	458	1,038
Loans charged off	—	—	197	161	9	258	485	1,110
Recoveries collected	—	—	16	1	—	40	185	242
Ending balance	$739	$1,284	$1,649	$10,796	$1,672	$9,129	$1,090	$26,359

Twelve months ended December 31, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	585	(153)	1,268	1,827	459	1,053	1,394	6,433
Loans charged off	—	—	1,478	1,743	24	1,828	1,253	6,326
Recoveries collected	—	—	92	12	—	155	356	615
Ending balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2020 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$532	$—	$—	$532	$261
Agricultural real estate	—	—	—	—	—
1-4 Family residential properties	3,292	—	—	3,292	157
Multifamily residential properties	1,960	—	—	1,960	—
Commercial real estate	6,858	—	—	6,858	863
Loans secured by real estate	12,642	0	0	12,642	1,281
Agricultural loans	0	—	—	0	—
Commercial and industrial loans	301	3,699	18	4,018	88
Consumer loans	—	—	11	11	—
Total loans	$12,943	$3,699	$29	$16,671	$1,369

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing factors, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk Rating	2020	2019	2018	2017	2016	Prior	Loans	Total
June 30, 2020
Construction & Land Development Loans
Pass	$56,357	$61,418	$4,145	$2,848	$519	$54,361	$—	$179,648
Special Mention	—	0	—	—	390	—	—	390
Substandard	—	308	—	532	—	56	—	896
Total	$56,357	$61,726	$4,145	$3,380	$909	$54,417	$—	$180,934
Agricultural Real Estate Loans
Pass	$44,876	$42,885	$43,297	$18,278	$15,940	$69,084	$—	$234,360
Special Mention	300	3,110	387	143	875	11,186	—	16,001
Substandard	—	0	487	218	67	249	—	1,021
Total	$45,176	$45,995	$44,171	$18,639	$16,882	$80,519	$—	$251,382
1-4 Family Residential Property Loans
Pass	$40,654	$36,389	$37,176	$30,446	$33,476	$117,666	$27,209	$323,016
Special Mention	200	159	295	1,050	252	1,452	30	3,438
Substandard	55	635	2,036	1,871	1,991	7,719	1,275	15,582
Total	$40,909	$37,183	$39,507	$33,367	$35,719	$126,837	$28,514	$342,036
Commercial Real Estate Loans
Pass	$111,880	$206,159	$174,472	$197,260	$174,120	$355,666	$—	$1,219,557
Special Mention	1,857	23	4,158	1,781	4,818	2,822	—	15,459
Substandard	1,254	99	1,400	3,115	4,588	19,083	—	29,539
Total	$114,991	$206,281	$180,030	$202,156	$183,526	$377,571	$—	$1,264,555
Agricultural Loans
Pass	$72,118	$38,483	$8,353	$3,169	$959	$3,400	$—	$126,482
Special Mention	9,754	11,078	296	11	701	35	—	21,875
Substandard	607	43	25	—	—	11	—	686
Total	$82,479	$49,604	$8,674	$3,180	$1,660	$3,446	$—	$149,043
Commercial & Industrial Loans
Pass	$362,238	$148,476	$100,766	$84,972	$55,893	$138,743	$—	$891,088
Special Mention	1,642	33,847	185	58	407	952	—	37,091
Substandard	1,122	2,328	382	1,371	208	1,638	—	7,049
Total	$365,002	$184,651	$101,333	$86,401	$56,508	$141,333	$—	$935,228
Consumer Loans
Pass	$20,116	$30,739	$17,657	$10,147	$148	$9	$—	$78,816
Special Mention	5	—	72	1	960	1,154	—	2,192
Substandard	17	30	156	129	140	604	—	1,076
Total	$20,138	$30,769	$17,885	$10,277	$1,248	$1,767	$—	$82,084
Total Loans
Pass	$708,239	$564,549	$385,866	$347,120	$281,055	$738,929	$27,209	$3,052,967
Special Mention	13,758	48,217	5,393	3,044	8,403	17,601	30	96,446
Substandard	3,055	3,443	4,486	7,236	6,994	29,360	1,275	55,849
Total	$725,052	$616,209	$395,745	$357,400	$296,452	$785,890	$28,514	$3,205,262

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2019 (in thousands):

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

The following table presents the Company’s loan portfolio aging analysis at June 30, 2020 and December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2020
Construction and land development	$85	$141	$—	$226	$180,708	$180,934	$—
Agricultural real estate	6	544	—	550	250,832	251,382	—
1-4 Family residential properties	3,548	1,260	1,676	6,484	335,552	342,036	—
Multifamily residential properties	2,201	0	—	2,201	138,814	141,015	—
Commercial real estate	637	1,146	2,519	4,302	1,119,238	1,123,540	—
Loans secured by real estate	6,477	3,091	4,195	13,763	2,025,144	2,038,907	—
Agricultural loans	0	0	26	26	149,017	149,043	—
Commercial and industrial loans	715	125	2,380	3,220	807,949	811,169	—
Consumer loans	263	54	165	482	81,602	82,084	—
All other loans	—	—	—	—	124,059	124,059	—
Total loans	$7,455	$3,270	$6,766	$17,491	$3,187,771	$3,205,262	$—
December 31, 2019
Construction and land development	$235	$—	$—	$235	$93,907	$94,142	$—
Agricultural real estate	1,595	—	47	1,642	238,599	240,241	—
1-4 Family residential properties	3,834	2,288	4,713	10,835	325,592	336,427	—
Multifamily residential properties	1,348	46	1,131	2,525	151,423	153,948	—
Commercial real estate	602	495	2,241	3,338	992,364	995,702	—
Loans secured by real estate	7,614	2,829	8,132	18,575	1,801,885	1,820,460	—
Agricultural loans	300	—	307	607	135,517	136,124	—
Commercial and industrial loans	767	855	5,989	7,611	521,362	528,973	—
Consumer loans	454	196	150	800	82,383	83,183	—
All other loans	—	—	—	0	126,607	126,607	—
Total loans	$9,135	$3,880	$14,578	$27,593	$2,667,754	$2,695,347	$—

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

The following tables present impaired loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$532	$532	$261	$256	$256	$—
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	4,916	5,149	157	5,154	5,351	182
Multifamily residential properties	1,960	1,960	—	4,254	4,254	19
Commercial real estate	6,861	7,337	863	5,904	6,408	587
Loans secured by real estate	14,269	14,978	1,281	15,568	16,269	788
Agricultural loans	88	316	—	85	669	8
Commercial and industrial loans	4,087	5,673	88	7,653	8,789	301
Consumer loans	134	134	—	134	134	1
Total loans	$18,578	$21,101	$1,369	$23,440	$25,861	$1,098
Loans without a specific allowance:
Construction and land development	$38	$38	$—	$41	$41	$—
Agricultural real estate	369	369	—	479	479	—
1-4 Family residential properties	3,807	4,494	—	3,719	4,263	—
Multifamily residential properties	283	283	—	—	—	—
Commercial real estate	1,146	1,583	—	1,721	1,724	—
Loans secured by real estate	5,643	6,767	—	5,960	6,507	—
Agricultural loans	837	609	—	724	140	—
Commercial and industrial loans	817	2,892	—	916	3,065	—
Consumer loans	288	743	—	391	713	—
Total loans	$7,585	$11,011	$—	$7,991	$10,425	$—
Total loans:
Construction and land development	$570	$570	$261	$297	$297	$—
Agricultural real estate	369	369	0	479	479	—
1-4 Family residential properties	8,723	9,643	157	8,873	9,614	182
Multifamily residential properties	2,243	2,243	—	4,254	4,254	19
Commercial real estate	8,007	8,920	863	7,625	8,132	587
Loans secured by real estate	19,912	21,745	1,281	21,528	22,776	788
Agricultural loans	925	925	0	809	809	8
Commercial and industrial loans	4,904	8,565	88	8,569	11,854	301
Consumer loans	422	877	0	525	847	1
Total loans	$26,163	$32,112	$1,369	$31,431	$36,286	$1,098

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended
	June 30, 2020		June 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$590	$8	$629	$8
Agricultural real estate	854	—	956	—
1-4 Family residential properties	8,920	18	9,543	26
Multifamily residential properties	2,374	0	4,522	32
Commercial real estate	8,256	42	14,414	82
Loans secured by real estate	20,994	68	30,064	148
Agricultural loans	902	—	823	1
Commercial and industrial loans	5,167	1	9,929	1
Consumer loans	457	—	742	—
All other loans	—	—	—	—
Total loans	$27,520	$69	$41,558	$150

	For the six months ended
	June 30, 2020		June 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$595	$15	$632	$16
Agricultural real estate	854	—	957	—
1-4 Family residential properties	9,062	37	9,973	51
Multifamily residential properties	2,391	0	4,804	61
Commercial real estate	8,352	84	14,844	160
Loans secured by real estate	21,254	136	31,210	288
Agricultural loans	909	—	773	1
Commercial and industrial loans	6,046	3	10,059	2
Consumer loans	499	—	781	—
All other loans	—	—	—	—
Total loans	$28,708	$139	$42,823	$291

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remain on accrual status. The average balances of these loans included in impaired loans at June 30, 2020 and 2019, were $2.7 million and $2.8 million, respectively.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2020 and December 31, 2019 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	Nonaccrual with no Allowance for	June 30, 2020	December 31, 2019
	Credit Loss	Nonaccrual	Nonaccrual
Construction and land development	$—	$38	$41
Agricultural real estate	—	369	479
1-4 Family residential properties	3,220	7,299	7,379
Multifamily residential properties	1,960	2,243	3,137
Commercial real estate	2,127	4,412	4,351
Loans secured by real estate	7,307	14,361	15,387
Agricultural loans	228	837	769
Commercial and industrial loans	1,691	4,823	8,441
Consumer loans	130	419	521
Total loans	$9,356	$20,440	$25,118

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,044,000 and $1,335,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2020 and December 31, 2019 was $6.8 million and $5.8 million, respectively. There was $239,000 and $381,000 in specific reserves established with respect to these loans as of June 30, 2020 and December 31, 2019, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2020 and December 31, 2019 (in thousands).

Troubled debt restructurings:	June 30, 2020	December 31, 2019
1-4 Family residential properties	$1,843	$1,905
Commercial real estate	1,873	1,746
Loans secured by real estate	3,716	3,651
Agricultural loans	316	669
Commercial and industrial loans	2,673	1,349
Consumer loans	134	134
Total	$6,839	$5,803
Performing troubled debt restructurings:
1-4 Family residential properties	$1,352	$1,382
Commercial real estate	1,132	1,146
Loans secured by real estate	2,484	2,528
Agricultural Loans	88	40
Commercial and industrial loans	81	128
Consumer loans	3	5
Total	$2,656	$2,701

The following table presents loans modified as TDRs during the six months ended June 30, 2020, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	June 30, 2020			June 30, 2019
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 Family residential properties	—	$—		1	$46	(b)(c)
Commercial real estate	1	303	(b)	3	1,533	(b)(c)(d)
Loans secured by real estate	1	303		4	1,579
Agricultural loans	2	88	(b)(c)	1	59	(b)
Commercial and industrial loans	3	2,342	(b)	2	70	(b)(c)(d)
Consumer Loans	1	11	(b)	1	12	(c)
Total	7	$2,744		8	$1,720

Type of modifications:

(a) Reduction of stated interest rate of loan

(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2020. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2019.

The balance of real estate owned includes $2,256,000 and $3,644,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2020 and December 31, 2019, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $1,146,000 and $667,000 at June 30, 2020 and December 31, 2019, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31,2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,752	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	19,410	32,355	17,746
Other intangibles	16,389	4,570	16,129	3,917
	$160,511	$30,755	$160,251	$28,438

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2020, June 30, 2019 and December 31, 2019 (in thousands):

	June 30, 2020	June 30, 2019	December 31, 2019
Beginning Balance	$1,444	$2,101	$2,101
Valuation reserve	(259)	(439)	(380)
Mortgage servicing rights amortized	(268)	(172)	(411)
I/O Strip	(17)	146	134
Ending Balance	$900	$1,636	$1,444

Total amortization expense for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Core deposit intangibles	$821	$953	$1,664	$1,933
Customer list intangibles	327	317	653	635
Mortgage servicing rights	142	553	268	611
	$1,290	$1,823	$2,585	$3,179

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/20-6/30/20	$2,585
Estimated amortization expense:
For period 7/01/20-12/31/20	2,438
For year ended 12/31/21	4,347
For year ended 12/31/22	3,981
For year ended 12/31/23	3,440
For year ended 12/31/24	2,946
For year ended 12/31/25	2,633

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of June 30, 2020 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $350.3 million at June 30, 2020, an increase of $142.2 million from $208.1 million at December 31, 2019. The increase during the first three months of 2020 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.22%.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential of over- collateralization in the event of counterparty default.

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2020	December 31, 2019
US Treasury securities and obligations of U.S. government corporations & agencies	$69,427	$77,333
Obligations of states and political subdivisions	—	2,375
Mortgage-backed securities: GSE: residential	278,741	128,401
Other Securities	2,120	—
Total	$350,288	$208,109

FHLB borrowings were $104 million and $114 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	3.0	1.75%	July 31, 2020
5,000,000	6.0	2.30%	August 24, 2020
5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

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

Level 1Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,899	$—	$73,899	$—
Obligations of states and political subdivisions	200,697	—	199,906	791
Mortgage-backed securities	425,674	—	425,674	—
Other securities	7,888	—	7,888	—
Total available-for-sale securities	708,158	—	707,367	791
Equity securities	97	97	—	—
Derivative assets: interest rate swaps	42	—	42	—
Total assets	$708,297	$97	$707,409	$791

Derivative liabilities: interest rate swaps	$1,829	$—	$1,829	$—

December 31, 2019
Available-for-sale securities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$107,320	$—	$107,320	$—
Obligations of states and political subdivisions	178,433	—	177,460	973
Mortgage-backed securities	396,126	—	396,126	—
Other securities	3,950	—	3,950	—
Total available-for-sale securities	685,829	—	684,856	973
Equity securities	219	219	—	—
Total assets	$686,048	$219	$684,856	$973

Derivative liabilities: interest rate swaps	$325	$—	$325	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$790	$968	$973	$967
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	1	2	2	3
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(184)	—
Settlements	—	—	—	—
Ending balance	$791	$970	$791	$970
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2020 was $9,708,000 and a fair value of $8,358,000 resulting in specific loss exposures of $1,350,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2020 was $2,256,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $21,000.

Mortgage Servicing Rights. As of June 30, 2020, mortgage servicing rights had a carrying value of $1,422,000 and a fair value of $899,000 resulting in a valuation reserve of $523,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, the following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$8,358	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	21	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	899	Third party valuations	Discount to reflect realizable value	9.0% - 11.0%	(9.1%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$12,727	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	935	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	1,444	Third party valuations	Discount to reflect realizable value	9.5% - 12.5%	(9.7%)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at June 30, 2020 and December 31, 2019 (in thousands).

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Cash and due from banks	$237,201	$237,201	$237,201	$—	$—
Federal funds sold	1,286	1,286	1,286	—	—
Certificates of deposit investments	3,890	3,890	—	3,890	—
Available-for-sale securities	708,158	708,158	—	707,367	791
Held-to-maturity securities	15,009	15,216	—	15,216	—
Equity securities	97	97	97	—	—
Loans held for sale	5,981	5,981	—	5,981	—
Loans net of allowance for loan losses	3,160,900	3,095,700	—	—	3,095,700
Interest receivable	16,842	16,482	—	16,482	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	$3,385,827	$3,396,983	$—	$2,856,239	$540,744
Securities sold under agreements to repurchase	350,288	350,306	—	350,306	—
Interest payable	1,922	1,922	—	1,922	—
Federal Home Loan Bank borrowings	103,939	107,286	—	107,286	—
Other borrowings	—	—	—	—	—
Junior subordinated debentures	18,942	14,285	—	14,285	—
December 31, 2019
Financial Assets
Cash and due from banks	$84,154	$84,154	$84,154	$—	$—
Federal funds sold	926	926	926	—	—
Certificates of deposit investments	4,625	4,625	—	4,625	—
Available-for-sale securities	685,636	685,636	—	684,856	780
Held-to-maturity securities	69,542	69,572	—	69,572	—
Equity securities	412	412	219	—	193
Loans held for sale	1,820	1,820	—	1,820	—
Loans net of allowance for loan losses	2,666,616	2,622,053	—	—	2,622,053
Interest receivable	15,577	15,577	—	15,577	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	4,105	4,105	—	4,105	—
Financial Liabilities
Deposits	$2,917,366	$2,924,144	$—	$2,332,866	$591,278
Securities sold under agreements to repurchase	208,109	208,016	—	208,016	—
Interest payable	2,261	2,261	—	2,261	—
Federal Home Loan Bank borrowings	113,895	114,510	—	114,510	—
Other borrowings	5,000	5,000	5,000	—	—
Junior subordinated debentures	18,858	15,596	—	15,596	—

Note 8 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2020, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The Company has also elected the practical expedient, which may be elected separately or in conjunction with the package noted above, to use hindsight in determining the lease term and in assessing the right-of-use assets. This expedient must be applied consistently to all leases. Lastly, the Company has elected to use the practical expedient to include both lease and non-lease components as a single component and account for it as a lease. In addition, The Company has elected to not include short-term leases (i.e. Leases with terms of twelve months or less) or equipment leases (primarily copiers) deemed immaterial, on the consolidated balance sheets.

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

	June 30, 2020	June 30, 2019	December 31, 2019
Operating lease right-of-use assets	$15,979	$12,805	$17,006
Operating lease liabilities	16,014	12,815	17,007
Weighted-average remaining lease term (in years)	6.8	5.5	7.3
Weighted-average discount rate	2.77%	3.21%	3.07%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$1,609
2021	2,447
2022	2,183
2023	1,838
2024	1,505
Thereafter	9,389
Total lease payments	18,971
Less imputed interest	(2,957)
Total lease liability	$16,014

The components of lease expense for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$736	$647	$1,378	$1,318
Short-term lease cost	7	22	53	45
Variable lease cost	94	432	263	656
Total lease cost	837	1,101	1,694	2,019
Income from subleases	(199)	(213)	(392)	(461)
Net lease cost	$638	$888	$1,302	$1,558

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2020	June 30, 2019
Operating cash flows from operating leases	$1,375	$1,340

Note 9 – Derivatives

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2020
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.1 years	$14,539	$(3,763)
December 31, 2019
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.3 years	$14,748	$(325)

The effects of the fair value hedges on the Company's income statement during the six months ended June 30, 2020 and 2019 were as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Derivatives	2020	2019	2020	2019
Interest rate swap agreements	Interest income on loans	$(78)	$(293)	$(1,462)	$(293)

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2020	2019	2020	2019
Interest rate swap agreements	Interest income on loans	$78	$293	$1,462	$293

As of June 30, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands)

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,752	$1,787

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended June 30, 2020 and 2019 (in thousands):

June 30, 2020	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	9.2 years	$43,517	$42
Interest rate swap agreements	Other liabilities	9.2 years	43,517	(42)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. As of June 30, 2020, a total of $368 million was deferred through the program. First Mid Bank also provided a 180-day deferral program to its residential mortgage and other consumer customers. Through June 30, 2020, 230 customers, with balances totaling $3.9 million are participating in this program. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Company has approved and outstanding 2,508 PPP loans totaling $259.3 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

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

The following table provides information related to some of the most vulnerable sectors:

Sector Detail ($ in thousands)	Balance	% of Loan Portfolio	Average LTV	Average DSCR
Retail	$181,745	6.2%	52%	1.75x
(Merchandise $79.4 million)
Hotel	120,394	4.1%	61%	1.41x
(67% major chains)
Restaurant	78,538	2.7%	89%	2.02x
(79% franchise/drive-thru/limited service)
Oil Related	5,110	0.2%	54%	3.74x

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $1.5 million of total available capacity as of June 30, 2020.

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

Overview

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates which have an impact on the Company’s financial condition and results of operations you should carefully read this entire document.

Net income was $20,136,000 and $24,297,000 for the six months ended June 30, 2020 and 2019, respectively. Diluted net income per common share was $1.20 and $1.45 for the six months ended June 30, 2020 and 2019.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2020 and 2019, compared to the performance ratios for the year ended December 31, 2019:

	Six months ended		Year ended
	June 30, 2020	June 30, 2019	December 31, 2019
Return on average assets	0.99%	1.26%	1.25%
Return on average common equity	7.48%	9.89%	9.49%
Average equity to average assets	13.26%	12.78%	13.17%

Total assets were $4.5 billion at June 30, 2020, compared to $3.8 billion as of December 31, 2019. From December 31, 2019 to June 30, 2020, cash and interest-bearing deposits increased $153.4 million, net loan balances increased $494.3 million and investment securities decreased $32.3 million. Net loan balances were $3.16 billion at June 30, 2020 compared to $2.67 billion at December 31, 2019.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.37% for the six months ended June 30, 2020, down from 3.69% for the same period in 2019. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $61.5 million compared to net interest income of $63.6 million for the same period in 2019. The decrease in net interest income was primarily due to the decrease in investment securities balances and lower yields on investments and loans.

Total non-interest income of $30.4 million increased $2.2 million or 7.7% from $28.2 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, insurance commissions, security gains and mortgage banking revenue, offset by a decline in service charges.

Total non-interest expense of $53.8 million decreased $4.7 million or 8.0% from $58.5 million for the same period last year. The decrease was primarily due to declines in occupancy and equipment expense, FDIC insurance expense, ATM/debit card expense and acquisition costs, offset by an increase in other professional services.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2020 versus 2019
	Three months ended June 30,	Six months ended June 30,
Net interest income	$269	$(2,110)
Provision for loan losses	(6,045)	(10,579)
Other income, including securities transactions	297	2,168
Other expenses	4,089	4,668
Income taxes	546	1,692
Decrease in net income	$(844)	$(4,161)

Credit quality is an area of importance to the Company. Total nonperforming loans were $23.1 million at June 30, 2020, compared to $25.8 million at June 30, 2019 and $27.8 million at December 31, 2019. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.3 million at June 30, 2020 compared to $3.6 million at June 30, 2019 and $3.7 million at December 31, 2019. The Company’s provision for loan losses for the six months ended June 30, 2020 and 2019 was $11,617,000 and $1,038,000, respectively. Total loans past due 30 days or more were 0.55% of loans at June 30, 2020 compared to 1.19% at June 30, 2019, and 1.02% of loans at December 31, 2019. Loans secured by both commercial and residential real estate comprised approximately 63.6% of the loan portfolio as of June 30, 2020 and 67.5% as of December 31, 2019

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2020 and 2019 and December 31, 2019 was 14.07%, 13.92% and 14.79%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2020 and 2019, and December 31, 2019 was 15.19%, 14.82% and 15.74%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

On March 27, 2020, the federal banking regulatory agencies, issued an interim final rule which provided an option to delay the estimated impact on regulatory capital of ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 ("CECL adjustments") will be delayed for two years. After two years, the cumulative amount of these adjustments will be phased out of the regulatory capital calculation over a three-year period, with 75% of the adjustments included in year three, 50% of the adjustments included in year four and 25% of the adjustments included in year five. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed. The Company has elected this option.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2020 and 2019, were $615 million and $538 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As a FDIC-insured institution First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

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

On August 20, 2019, the FDIC Board approved a Notice of Proposed Rulemaking which amended the Small Bank Credits regulation to permit credit usage when the reserve ratio is at least 1.35 percent (rather than 1.38%). Additionally, after eight quarters of credit usage, the FDIC would remit the remaining full nominal value to each bank. Eligible banks were notified in January 24, 2019 with preliminary estimate of their share of small bank assessment credits. First Mid Bank's Small Bank Credit was $931,853. A portion of the credit was applied to the second and third quarter assessments paid in 2019 and the fourth quarter assessment paid in 2020. The remaining credit of approximately $163,700 was applied to the Company's assessment for the first quarter of 2020.

The Company expensed $382,000 and $464,000 for the assessment during the first six months of 2020 and 2019, respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $12,000 during the first three months of 2019 for this assessment,

Basel III. In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements. On July 2, 2013, the Federal Reserve Board approved a final rule to implement these reforms and changes required by the Dodd-Frank Act. This final rule was subsequently adopted by the OCC and the FDIC.

The final rule includes new risk-based capital and leverage ratios:

(i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was being phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

The final rule also makes three changes to the proposed rule of June 2012 that impact the Company. First, the proposed rule would have required banking organizations to include accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital. AOCI includes accumulated unrealized gains and losses on certain assets and liabilities that have not been included in net income. Under existing general risk-based capital rules, most components of AOCI are not included in a banking organization's regulatory capital calculations. The final rule allows community banking organizations to make a one- time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company made this election.

Second, the proposed rule would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposure into two categories in order to determine the applicable risk weight. The final rule, however, retains the existing treatment for residential mortgage exposures under the general risk- based capital rules.

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

On March 27, 2020, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the "agencies") issued and interim final rule ("IFR") that delays the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13 for a transition period of up to five years ("CECL IFR"). The goal of the CECL IFR is to provide regulatory relief to banking organizations that are required to adopt ASU 2016-13 as of January 1, 2020 in order to allow them to better focus on support lending to credit-worthy households and businesses. The CECL IFR is calibrated to approximate the difference in allowances under ASU 2016-13 relative to the previous incurred loss methodology for the first two years of the transition period. The cumulative difference at the end of the second year of the transition period is then phased into regulatory capital over a three-year transition period. A banking organization's five-year transition period under CECL IFR begins on the date it would have been required to adopt ASU 2016-13 under U.S. GAAP regardless of whether the banking organization uses the statutory relief offered under the CARES Act.

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

Allowance for Credit Losses - Held-to-Maturity Securities. Currently all the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. Accordingly, the Company does not record an allowance for credit losses on held-to-maturity securities.

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

Deferred Income Tax Assets/Liabilities. The Company’s net deferred income tax asset arises from differences in the dates that items of income and expense enter our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability. If the Company were to experience net operating losses for tax purposes in a future period, the realization of deferred tax assets would be evaluated for a potential valuation reserve.

Additionally, the Company reviews its uncertain tax positions annually under FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” codified within ASC 740. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of June 30, 2020 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2020 and 2019 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of 1,056,000 and 1,085,000 for 2020 and 2019, respectively were 3.31% and 3.63% at June 30, 2020 and June 30, 2019.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2020 and 2019 in the following table (dollars in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$152,090	$55	0.15%	$81,986	$555	2.72%
Federal funds sold	1,069	—	0.00%	708	4	2.27%
Certificates of deposit	4,154	21	2.03%	6,736	37	2.20%
Investment securities:
Taxable	507,466	2,751	2.17%	632,548	4,094	2.59%
Tax-exempt (1)	182,585	1,678	3.68%	184,838	1,699	3.68%
Loans net of unearned income (TE) (2)	3,095,468	31,566	4.10%	2,563,960	31,719	4.96%
Total earning assets	3,942,832	36,071	3.68%	3,470,776	38,108	4.40%
Cash and due from banks	80,492			74,459
Premises and equipment	59,155			59,407
Other assets	254,386			248,349
Allowance for loan losses	(36,215)			(27,165)
Total assets	$4,300,650			$3,825,826
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,464,173	$697	0.19%	$1,284,511	$1,645	0.51%
Savings deposits	465,281	98	0.08%	442,772	155	0.14%
Time deposits	541,413	2,310	1.72%	658,723	3,140	1.91%
Total Interest bearing deposits	2,470,867	3,105	0.51%	2,386,006	4,940	0.83%
Securities sold under agreements to repurchase	301,810	158	0.21%	153,872	215	0.56%
FHLB advances	114,368	505	1.78%	108,044	696	2.58%
Federal funds purchased	—	—	0.00%	115	1	3.49%
Junior subordinated debt	18,915	174	3.70%	29,056	406	5.60%
Other debt	1,868	11	2.37%	550	—	—%
Total borrowings	436,961	848	0.78%	291,637	1,318	1.81%
Total interest-bearing liabilities	2,907,828	3,953	0.55%	2,677,643	6,258	0.94%
Non interest-bearing demand deposits	799,332		0.43%	606,170		0.76%
Other liabilities	50,804			43,136
Stockholders' equity	542,686			498,877
Total liabilities & equity	$4,300,650			$3,825,826
Net interest income		$32,118			$31,850
Net interest spread			3.13%			3.46%
Impact of non interest-bearing funds			0.12%			0.18%
TE Net yield on interest-bearing assets			3.25%			3.64%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$87,957	$147	0.34%	$97,019	$1,252	2.59%
Federal funds sold	998	2	0.50%	686	7	2.06%
Certificates of deposit	4,609	52	2.27%	7,040	75	2.15%
Investment securities:
Taxable	525,981	6,090	2.32%	594,788	7,905	2.66%
Tax-exempt (1)	178,173	3,260	3.66%	200,517	3,469	3.46%
Loans net of unearned income (TE) (2)	2,899,259	61,781	4.29%	2,593,226	63,999	4.98%
Total earning assets	3,696,977	71,332	3.88%	3,493,276	76,707	4.42%
Cash and due from banks	86,888			69,422
Premises and equipment	59,316			59,385
Other assets	252,872			248,674
Allowance for loan losses	(33,102)			(26,991)
Total assets	$4,062,951			$3,843,766
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,364,331	$1,789	0.26%	$1,309,927	$3,267	0.50%
Savings deposits	450,381	217	0.10%	439,694	307	0.14%
Time deposits	555,773	4,960	1.79%	639,656	5,744	1.81%
Total Interest-bearing deposits	2,370,485	6,966	0.59%	2,389,277	9,318	0.79%
Securities sold under agreements to repurchase	252,252	352	0.28%	168,090	475	0.57%
FHLB advances	117,257	1,085	1.86%	113,870	1,419	2.51%
Federal funds purchased	1,055	10	1.91%	58	1	3.48%
Junior subordinated debt	18,894	392	4.17%	29,035	844	5.86%
Other debt	1,319	16	2.44%	3,680	—	—%
Total borrowings	390,777	1,855	0.95%	314,733	2,739	1.75%
Total interest-bearing liabilities	2,761,262	8,821	0.64%	2,704,010	12,057	0.90%
Non interest-bearing demand deposits	713,960		0.51%	605,735		0.73%
Other liabilities	49,022			42,882
Stockholders' equity	538,707			491,139
Total liabilities & equity	$4,062,951			$3,843,766
Net interest income		$62,511			$64,650
Net interest spread			3.24%			3.52%
Impact of non interest-bearing funds			0.13%			0.17%
TE Net yield on interest-earning assets			3.37%			3.69%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2020, compared to the same period in 2019 (in thousands):

	Three months ended June 30, 2020 compared to 2019 Increase / (Decrease)			Six months ended June 30, 2020 compared to 2019 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(500)	$1,764	$(2,264)	$(1,105)	$(107)	$(998)
Federal funds sold	(4)	9	(13)	(5)	6	(11)
Certificates of deposit investments	(16)	(13)	(3)	(23)	(34)	11
Investment securities:	—			—
Taxable	(1,343)	(738)	(605)	(1,815)	(862)	(953)
Tax-exempt (2)	(21)	(21)	—	(209)	(402)	193
Loans (2) (3)	(153)	23,931	(24,084)	(2,218)	15,440	(17,658)
Total interest income	(2,037)	24,932	(26,969)	(5,375)	14,041	(19,416)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(948)	1,325	(2,273)	(1,478)	383	(1,861)
Savings deposits	(57)	51	(108)	(90)	21	(111)
Time deposits	(830)	(533)	(297)	(784)	(723)	(61)
Securities sold under agreements to repurchase	(57)	618	(675)	(123)	422	(545)
FHLB advances	(191)	244	(435)	(334)	118	(452)
Federal Funds Purchased	(1)	(1)	—	9	11	(2)
Junior subordinated debt	(232)	(118)	(114)	(452)	(247)	(205)
Other debt	11	11	—	16	—	16
Total interest expense	(2,305)	1,597	(3,902)	(3,236)	(15)	(3,221)
Net interest income	$268	$23,335	$(23,067)	$(2,139)	$14,056	$(16,195)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income decreased $2.1 million, or, to 3.3%, to $62.5 million for the six months ended June 30, 2020, from $64.7 million for the same period in 2019. Net interest income decreased primarily due to a decline in investment balances and decrease in rates on investments and loans. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the six months ended June 30, 2020, average earning assets increased $203.7 million, or 5.8%, and average interest-bearing liabilities increased $57.3 million or 2.1%, compared with average balances for the same period in 2019.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions decreased $9.1 million or 9.3%.
•	Average federal funds sold increased $0.3 million or 45.5%.
•	Average certificates of deposits investments decreased $2.4 million or 34.5%
•	Average loans increased by $306 million or 11.8%.
•	Average securities decreased by $91.2 million or 11.5%.
•	Average interest-bearing customer deposits decreased by $18.8 million or 0.8%.
•	Average securities sold under agreements to repurchase increased by $84.2 million or 50.1%.
•	Average borrowings and other debt decreased by $8.1 million or 5.5%.
•	Net interest margin decreased to 3.37% for the first six months of 2020 from 3.69% for the first six months of 2019.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2020 and 2019 was $11,617,000 and $1,038,000, respectively. The increase in provision expense was primarily due to a one-time adjustment for the adoption of ASU 2016-13 $1.7 million and an increase in expected losses due to impacts of COVID-19. Net charge-offs were $1,819,000 for the six months ended June 30, 2020, compared to net charge offs of $868,000 for June 30, 2019. Nonperforming loans were $23.1 million and $25.8 million as of June 30, 2020 and 2019, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Wealth management revenues	$3,827	$3,587	$240	6.7%	$7,453	$7,232	$221	3.1%
Insurance commissions	4,088	3,760	328	8.7%	10,709	9,315	1,394	15.0%
Service charges	1,111	1,959	(848)	-43.3%	2,889	3,761	(872)	-23.2%
Security gains, net	287	218	69	31.7%	818	272	546	200.7%
Mortgage banking revenue, net	1,236	346	890	257.2%	1,544	585	959	163.9%
ATM / debit card revenue	2,239	2,202	37	1.7%	4,226	4,218	8	0.2%
Bank Owned Life Insurance	428	447	(19)	-4.3%	859	877	(18)	-2.1%
Other	669	1,069	(400)	-37.4%	1,897	1,967	(70)	-3.6%
Total other income	$13,885	$13,588	$297	2.2%	$30,395	$28,227	$2,168	7.7%

Following are explanations of the changes in these other income categories for the three months ended June 30, 2020 compared to the same period in 2019:

•	Wealth management revenues increased due to an increase in farm real estate brokerage fees offset by declines in other market-based fees.
•	Insurance commissions increased due to an increase in contract bond revenue offset by less commission and contingency income for the period compared to the same period last year.
•

Fees from service charges decreased due to a decline in overdraft fees primarily resulting from increased assistance related to COVID-19 such as stimulus payments and increased unemployment benefits and less spending during the shelter-in-place period.

•	Gains from the sale of securities during the second quarter of 2020 was similar compared to the same period last year.
•	The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$65.7 million (representing 419 loans) for the
•	$22.0 million (representing 168 loans) for the three months ended June 30, 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards remained similar to the same period last year.
•	Bank owned life insurance income decreased due to a slight decline in the change in cash surrender value compared to the same period last year.
•	Other income declined primarily due an increase in waived fees and decreases in fees charged compared to the same period last year.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2020 compared to the same period in 2019:

•	Wealth management revenues increased due to an increase in farm real estate brokerage fees offset by declines in other market-based fees.
•	Insurance commissions increased primarily due to increases in contract bond revenue and contingency income.
•

Fees from service charges decreased due to a decline in overdraft fees primarily resulting from increased assistance related to COVID-19 such as stimulus payments and increased unemployment benefits and less spending during the shelter-in-place period.

•

Sale of securities resulted in greater net securities gains compared to the same period last year primarily due to an increase in called securities during the first quarter of 2020 resulting from the decline in interest rates.

•	The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$86.3 million (representing 570 loans) for the six months ended June 30, 2020
•	$34.4 million (representing 270 loans) for the six months ended June 30, 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards remained similar to the same period last year.
•	Bank owned life insurance income decreased due to a slight decline in the change in cash surrender value compared to the same period last year.
•

Other income declined primarily due an increase in waived fees and decreases in fees charged and activity from First Mid Captive that did not occur in the same period last year, offset by fee income received from derivatives transactions.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$15,455	$15,565	$(110)	-0.7%	$31,955	$32,139	$(184)	-0.6%
Net occupancy and equipment expense	4,141	4,543	(402)	-8.8%	8,383	8,998	(615)	-6.8%
Net other real estate owned expense	(2)	188	(190)	-101.1%	(48)	241	(289)	-119.9%
FDIC insurance	289	197	92	46.7%	382	476	(94)	-19.7%
Amortization of intangible assets	1,290	1,823	(533)	-29.2%	2,585	3,179	(594)	-18.7%
Stationery and supplies	275	264	11	4.2%	543	551	(8)	-1.5%
Legal and professional	1,489	1,304	185	14.2%	2,887	2,498	389	15.6%
Marketing and donations	314	481	(167)	-34.7%	795	935	(140)	-15.0%
ATM/debit card expense	274	829	(555)	-66.9%	879	1,632	(753)	0.0%
Other operating expenses	2,573	4,993	(2,420)	-48.5%	5,468	7,848	(2,380)	-30.3%
Total other expense	$26,098	$30,187	$(4,089)	-13.5%	$53,829	$58,497	$(4,668)	-8.0%

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2020 compared to the same period in 2019:

•

The decrease in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in deferred loan origination costs, offset by increases for merit raises and applicable payroll taxes, incentive compensation and employee group insurance costs. There were 828 and 826 full-time equivalent employees at June 30, 2020 and 2019, respectively. June 30, 2020 2019

•

The decrease in occupancy and equipment expense was due to expenses resulting from closure of branches during the same period last year and a decrease in rent and maintenance expenses in the current year period due to these closures.

•

The decrease in net other real estate owned expense was primarily due to more gains on properties sold during 2020 than properties sold during 2019 and a decrease in property maintenance expense due to less properties currently owned.

•

Expense for amortization of intangible assets decreased due to less amortization for core deposit intangibles and a decrease in the amount of mortgage servicing rights impairment reserve recorded. three months ended June 30, 2020 and 2019

•	The decline in other operating expenses was primarily due to decreases in loan collection expense and acquisition costs offset by an increase in data processing costs and dealer referral fees.
•

On a net basis, all other categories of operating expenses increased slightly during the period compared to last year. The increase is primarily due to an increase in legal and professional expenses offset by a decrease in marketing and promotion expense.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2020 compared to the same period in 2019:

•

The decrease in salaries and employee benefits, the largest component of other expense, is primarily due to a decrease in bonus accrual due to lower expected achievement and an increase in deferred loan origination costs, offset by increases for merit raises and applicable payroll taxes and incentive compensation. There were 828 and 826 full-time equivalent employees at June 30, 2020 and 2019, respectively. June 30, 2020 2019

•

The decrease in occupancy and equipment expense was due to expenses resulting from closure of branches during the same period last year and a decrease in rent and maintenance expenses in the current year period due to these closures.

•

The decrease in net other real estate owned expense was primarily due to more gains on properties sold during 2020 than properties sold during 2019 and a decrease in property maintenance expense due to less properties currently owned.

•

Expense for amortization of intangible assets decreased due to less amortization for core deposit intangibles and a decrease in the amount of mortgage servicing rights impairment reserve recorded. six months ended June 30, 2020 and 2019

•	The decline in other operating expenses was primarily due to decreases in loan collection expense and acquisition costs offset by an increase in data processing costs and dealer referral fees.
•

On a net basis, all other categories of operating expenses increased primarily due an increase in legal and professional expenses offset by a Small Bank Assessment credit from the FDIC and a decrease in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $6.3 million (23.7% effective tax rate) for the six months ended June 30, 2020, compared to $8.0 million (24.7% effective tax rate) for the same period in 2019.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2020 and December 31, 2019 (dollars in thousands)

	June 30, 2020		December 31, 2019
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$88,009	1.85%	$175,970	2.39%
Obligations of states and political subdivisions	191,120	2.92%	172,460	2.98%
Mortgage-backed securities: GSE residential	412,175	2.39%	391,307	2.79%
Other securities	7,841	4.93%	4,028	3.44%
Total securities	$699,145	2.50%	$743,765	2.83%

At June 30, 2020, the Company’s investment portfolio decreased by $44.6 million from December 31, 2019 primarily due to an increase in called securities following declines in interest rates. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2020 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2020 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,000	$73,899	$—	$73,899	$—	$—	$—	$—
Obligations of state and political subdivisions	191,120	200,697	20,082	131,711	46,656	—	—	2,248
Mortgage-backed securities (2)	412,175	425,674	1,087	—	—	—	—	424,587
Other securities	7,756	7,888	—	—	—	—	1,046	6,842
Total available-for-sale	$684,051	$708,158	$21,169	$205,610	$46,656	$—	$1,046	$433,677
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,009	$15,216	$—	$15,216	$—	$—	$—	$—
Equity securities:
Federal Agricultural Mtg Corp	$85	$97	$—	$—	$—	$—	$—	$97

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

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

Other-than-temporary Impairment of Securities

Declines in the fair value, or unrealized losses, of all available for sale investment securities, are reviewed to determine whether the losses are either a temporary impairment or OTTI. Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income and impact the Company’s equity position. Temporary adjustments do not impact net income. A recovery of available for sale security prices also is recorded as an adjustment to other comprehensive income for securities that are temporarily impaired, and results in a positive impact to the Company’s equity position.

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$180,934	5.6%	$94,142	3.5%
Agricultural real estate	251,382	7.8%	240,241	8.9%
1-4 Family residential properties	342,036	10.7%	336,427	12.5%
Multifamily residential properties	141,015	4.4%	153,948	5.7%
Commercial real estate	1,123,540	35.1%	995,702	36.9%
Loans secured by real estate	2,038,907	63.6%	1,820,460	67.5%
Agricultural loans	149,043	4.6%	136,124	5.1%
Commercial and industrial loans	811,169	25.3%	528,973	19.6%
Consumer loans	82,084	2.6%	83,183	3.1%
All other loans	124,059	3.9%	126,607	4.7%
Total loans	$3,205,262	100.0%	$2,695,347	100.0%

Loan balances increased $509.9 million, or 18.9%. The balance of real estate loans held for sale, included in the balances shown above, amounted to $6.0 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$630,677	19.7%	$568,256	21.1%
Sullivan region	419,916	13.1%	404,169	15.0%
Decatur region	695,217	21.7%	602,716	22.3%
Peoria region	545,280	17.0%	443,526	16.5%
Highland region	828,552	25.8%	547,156	20.3%
Southern region	85,620	2.7%	129,524	4.8%
Total all regions	$3,205,262	100.0%	$2,695,347	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2020 and 2019, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2020 and December 31, 2019, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$330,452	10.31%	$301,469	11.18%
Lessors of non-residential buildings	401,458	12.52%	300,611	11.15%
Lessors of residential buildings & dwellings	293,677	9.16%	284,378	10.55%
Other gambling industries	124,881	3.90%	90,429	3.36%
Hotels and motels	126,472	3.95%	120,735	4.48%
Nursing care facilities (skilled nursing)	117,430	3.66%	92,452	3.43%

The concentration of nursing care facilities was less than 25% of total risk-based capital as of December 31, 2019 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk- based capital.

The following table presents the balance of loans outstanding as of June 30, 2020, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$41,759	$67,998	$71,177	$180,934
Agricultural real estate	26,273	72,509	152,600	251,382
1-4 Family residential properties	23,072	68,823	250,141	342,036
Multifamily residential properties	16,957	73,652	50,406	141,015
Commercial real estate	115,257	490,968	517,315	1,123,540
Loans secured by real estate	223,318	773,950	1,041,639	2,038,907
Agricultural loans	115,380	28,521	5,142	149,043
Commercial and industrial loans	189,921	543,508	77,740	811,169
Consumer loans	6,835	60,396	14,853	82,084
All other loans	18,600	30,504	74,955	124,059
Total loans	$554,054	$1,436,879	$1,214,329	$3,205,262

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of June 30, 2020, loans with maturities over one year consisted of approximately $1.9 billion in fixed rate loans and approximately $775 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual loans	$20,440	$25,118
Restructured loans which are performing in accordance with revised terms	2,656	2,700
Total nonperforming loans	23,096	27,818
Repossessed assets	2,301	3,720
Total nonperforming loans and repossessed assets	$25,397	$31,538
Nonperforming loans to loans, before allowance for loan losses	0.72%	1.03%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.79%	1.17%

The $4,678,000 decrease in nonaccrual loans during 2020 resulted from the net of $3,878,000 of loans put on nonaccrual status offset by $6,294,000 of loans becoming current or paid-off, $205,000 of loans transferred to other real estate and $2,059,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$38	0.2%	$41	0.2%
Agricultural real estate	369	1.8%	479	1.9%
1-4 Family residential properties	7,299	35.7%	7,379	29.3%
Multifamily Residential properties	2,243	11.0%	3,137	12.5%
Commercial real estate	4,412	21.6%	4,351	17.3%
Loans secured by real estate	14,361	70.3%	15,387	61.2%
Agricultural loans	837	4.1%	769	3.1%
Commercial and industrial loans	4,823	23.6%	8,441	33.6%
Consumer loans	419	2.0%	521	2.1%
Total loans	$20,440	100.0%	$25,118	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,044,000 and $1,335,000 for the three months ended June 30, 2020 and 2019, respectively.

The $1,419,000 decrease in repossessed assets during the first six months of 2020 resulted from $222,000 of additional assets repossessed and $1,641,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,444	62.7%	$1,826	49.1%
1-4 family residential properties	—	0.0%	1,024	27.6%
Multi-family residential properties	82	3.6%	64	1.7%
Commercial real estate	730	31.7%	730	19.6%
Total real estate	2,256	98.0%	3,644	98.0%
Commercial & industrial loans	—	—%	76	2.0%
Consumer loans	45	2.0%	—	—%
Total repossessed collateral	$2,301	100.0%	$3,720	100.0%

Repossessed assets sold during the first six months of 2020 resulted in net gains of $157,000, of which $174,000 of net gains was related to real estate asset sales and $17,000 of net losses was related to other repossessed assets. Repossessed assets sold during the same period in 2019 resulted in net losses of $63,000, of which $77,000 of net losses was related to real estate asset sales and $14,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2020, the Company’s loan portfolio included $400.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $330.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $24.4 million from $376.4 million at December 31, 2019 while loans concentrated in other grain farming increased $29.0 million from $301.5 million at December 31, 2019. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $126.5 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $401.5 million of loans to lessors of non-residential buildings, $293.7 million of loans to lessors of residential buildings and dwellings, and $124.9 million of loans to other gambling industries.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the Board of Directors. Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed. Most of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system. Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint. In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

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

Analysis of the allowance for credit losses as of June 30, 2020 and 2019, and of changes in the allowance for the three and six months ended June 30, 2020 and 2019, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average loans outstanding, net of unearned income	$2,703,051	$2,563,960	$2,703,051	$2,593,226
Allowance-prior year end of period	32,876	26,704	26,911	26,189
Adjustment for adoption of ASU 2013-16	—	—	1,672	—
Allowance - beginning of period	32,876	26,704	28,583	26,189
Charge-offs:
1-4 Family residential	69	67	265	197
Commercial Real Estate	467	105	551	161
Agricultural	—	—	—	9
Commercial & Industrial	311	155	1,283	259
Consumer	116	215	287	484
Total charge-offs	963	542	2,386	1,110
Recoveries:
1-4 Family Residential	140	7	202	15
Commercial Real Estate	—	1	5	1
Commercial & Industrial	92	13	115	41
Consumer	100	85	245	185
Total recoveries	332	106	567	242
Net charge-offs (recoveries)	631	436	1,819	868
Provision for loan losses	6,136	91	11,617	1,038
Allowance-end of period	$38,381	$26,359	$38,381	$26,359
Ratio of annualized net charge-offs to average loans	0.09%	0.07%	0.13%	0.07%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.20%	1.04%	1.20%	1.04%
Ratio of allowance for credit losses to nonperforming loans	166%	102%	166%	102%

The ratio of allowance for credit losses to loans outstanding was 1.20% as of June 30, 2020 compared to 1.04% as of June 30, 2019. Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.30% as of June 30, 2020. The ratio of the allowance for credit losses to nonperforming loans is 166% as of June 30, 2020 compared to 102% as of June 30, 2019. The increase in this ratio is primarily due to the increase in the allowance for credit losses and a decline in nonperforming loans at June 30, 2020 compared to June 30, 2019. The increase in allowance for credit losses is primarily due to the impacts of COVID-19 on the operations and earnings of borrowers, as well as, increases in loan balances and net charge offs.

During the first six months of 2020, the Company had net charge-offs of $1,819,000 compared to net charge-offs of $868,000 in 2019. During the first six months of 2020, there were significant charge-offs of four commercial real estate loans to three borrowers totaling $482,000 and four commercial loans to a single borrower totaling $1.1 million. During the first six months of 2019, there was one significant charge off of one commercial real estate loan to a single borrower of $105,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 (dollars in thousands):

	Six months ended June 30, 2020		Six months ended June 30, 2019		Year ended December 31, 2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$713,960	—%	$605,735	—%	$608,106	—%
Interest-bearing	1,364,331	0.26%	1,309,927	0.50%	1,303,814	0.50%
Savings	450,381	0.10%	439,694	0.14%	437,549	0.13%
Time deposits	555,773	1.79%	639,656	1.81%	630,369	1.88%
Total average deposits	$3,084,445	0.45%	$2,995,012	0.63%	$2,979,838	0.64%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 (in thousands):

	Six months ended June 30, 2020	Six months ended June 30, 2019	Year ended December 31, 2019
High month-end balances of total deposits	$3,385,827	$3,046,212	$3,046,212
Low month-end balances of total deposits	2,873,260	2,961,660	2,917,366

During the first six months of 2020, the average balance of deposits increased by $104.6 million from the average balance for the year ended December 31, 2019. Average non-interest-bearing deposits increased by $105.9 million, average interest- bearing balances increased by $60.5 million, savings account balances increased $12.8 million and balances of time deposits decreased $74.6 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
3 months or less	$64,410	$81,910
Over 3 through 6 months	50,051	55,495
Over 6 through 12 months	106,808	95,725
Over 12 months	95,211	107,861
Total	$316,480	$340,991

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2020 and December 31, 2019 is presented below (dollars in thousands):

	June 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$350,288	$208,109
Federal Home Loan Bank advances:
Fixed term – due in one year or less	23,939	39,000
Fixed term – due after one year	80,000	74,895
Other borrowings
Fed funds	—	5,000
Junior subordinated debentures	18,942	18,858
Total	$473,169	$345,862
Average interest rate at end of period	0.61%	1.08%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$350,288	$208,109
Federal Home Loan Bank advances:
FHLB-Overnight	—	25,000
Fixed term – due in one year or less	59,904	66,000
Fixed term – due after one year	80,000	74,895
Other borrowings
Federal funds purchased	8,000	5,000
Debt due in one year or less	5,000	—
Debt due after one year	—	6,549
Junior subordinated debentures	18,942	29,126
Averages for the period (YTD):
Securities sold under agreements to repurchase	$252,252	$169,437
Federal Home Loan Bank advances:
FHLB-overnight	3,681	7,148
Fixed term – due in one year or less	29,894	63,151
Fixed term – due after one year	83,681	39,331
Other borrowings
Federal funds purchased	1,055	616
Loans due in one year or less	1,319	—
Loans due after one year	—	1,825
Junior subordinated debentures	18,894	26,649
Total	$390,776	$308,157
Average interest rate during the period	0.95%	1.66%

Securities sold under agreements to repurchase increase $142.2 million during the first six months of 2020 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2020 the fixed term advances consisted of $104 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	3.0	1.75%	July 31, 2020
5,000,000	6.0	2.30%	August 24, 2020
5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of June 30, 2020. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. At the time of the renewal, the maximum available balance was increased to $15 million from $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at June 30, 2020 and 2019, and December 31, 2019.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. On October 7, 2019, these trust preferred securities were redeemed, along with $310,000 in common securities issued by Trust I and held by the Company, as a result of the concurrent redemption of 100% of the Company's junior subordinated debentures due 2034 and held by Trust I, which supported the trust preferred securities. The redemption price for the junior subordinated debentures was equal to 100% of the principal amount plus accrued interest, if any, up to, but not including, the redemption date of October 7, 2019. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate liquidation amount of the trust preferred securities plus accumulated but unpaid distributions up to but not including the redemption date. The redemption was made pursuant to the optional redemption provisions of the underlying indenture.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 1.91% and 3.49% at June 30, 2020 and December 31, 2019, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.16% and 3.74% at June 30, 2020 and December 31, 2019, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (2.01% and 3.59% at June 30, 2020 and December 31, 2019, respectively) and resets quarterly.

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

Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however, would not count as Tier 1 regulatory capital.

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt certain rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” The rules permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets (such as the Company) if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or First Mid Bank. On June 25, 2020, the agencies announced that certain restrictions under the Volcker Rule applicable to large banking entities will be eased commencing October 1, 2020.

Interest Rate Sensitivity

The Company seeks to maximize its net interest margin while maintaining an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to changes in the interest rate environment, a variable over which management has no control. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of interest-bearing assets differ significantly from the maturity or repricing characteristics of interest- bearing liabilities. The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company’s asset liability management committee (ALCO) oversees the interest rate sensitivity position and directs the overall allocation of funds.

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2020 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$161,095	$—	$—	$—	$—	$—	$161,095	$161,095
Certificates of deposit investments	1,440	980	1,470	—	—	—	3,890	3,890
Taxable investment securities	226,538	110,244	57,447	29,458	19,323	80,995	524,005	524,213
Nontaxable investment securities	41,213	20,362	15,575	12,327	22,300	87,482	199,259	199,258
Loans	1,381,724	612,663	361,418	323,063	398,105	128,289	3,205,262	3,140,062
Total	$1,812,010	$744,249	$435,910	$364,848	$439,728	$296,766	$4,093,511	$4,028,518
Interest-bearing liabilities:
Savings and NOW accounts	$357,868	$123,377	$123,377	$123,377	$123,377	$561,879	$1,413,255	$1,413,255
Money market accounts	469,523	21,733	21,733	21,733	21,733	68,906	625,361	625,361
Other time deposits	363,450	112,346	27,758	14,006	11,956	72	529,588	540,744
Short-term borrowings/debt	350,288	—	—	—	—	—	350,288	350,306
Long-term borrowings/debt	42,881	10,000	5,000	10,000	15,000	40,000	122,881	121,571
Total	$1,584,010	$267,456	$177,868	$169,116	$172,066	$670,857	$3,041,373	$3,051,237
Rate sensitive assets – rate sensitive liabilities	$228,000	$476,793	$258,042	$195,732	$267,662	$(374,091)	$1,052,138
Cumulative GAP	228,000	704,793	962,835	1,158,567	1,426,229	1,052,138
Cumulative amounts as % of total Rate sensitive assets	5.6%	11.6%	6.3%	4.8%	6.5%	-9.1%
Cumulative Ratio	5.6%	17.2%	23.5%	28.3%	34.8%	25.7%

The static GAP analysis shows that at June 30, 2020, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2020, the Company’s stockholders' equity increased $22 million, or 4.3%, to $549 million from $527 million as of December 31, 2019. During the first six months of 2020, net income contributed $20.1 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $8.7 million, net of tax. Dividends of $6.7 million were paid during the second quarter of 2020.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2020 and December 31, 2019, the Company and First Mid Bank met all capital adequacy requirements.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of adopting ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in allowance for credit losses subsequent to adoption of ASU 2016-13 will be delayed for two years. After two years, the cumulative amount of these adjustments will be phased out of the regulatory capital calculation over a three-year period, with 75% of the adjustments included in year three, 50% of the adjustments included in year four and 25% of the adjustments included in year five. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to risk-weighted assets)
Company	$471,250	15.19%	$325,652	> 10.50%	N/A	N/A
First Mid Bank	425,597	13.79	324,118	> 10.50	$308,683	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	436,254	14.07	263,623	> 8.50	N/A	N/A
First Mid Bank	390,601	12.65	262,381	> 8.50	246,947	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	417,326	13.46	217,101	> 7.00	N/A	N/A
First Mid Bank	390,601	12.65	216,078	> 7.00	200,644	> 6.50
Tier 1 Capital (to average assets)
Company	436,254	10.43	167,304	> 4.00	N/A	N/A
First Mid Bank	390,601	9.38	166,510	> 4.00	208,138	> 5.00
December 31, 2019
Total Capital (to risk-weighted assets)
Company	$444,305	15.74%	$296,378	> 10.50%	N/A	N/A
First Mid Bank	411,196	14.65	294,703	> 10.50	$280,670	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	417,394	14.79	239,925	> 8.50	N/A	N/A
First Mid Bank	384,285	13.69	238,569	> 8.50	224,536	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	398,536	14.12	197,585	> 7.00	N/A	N/A
First Mid Bank	385,285	13.69	196,469	> 7.00	182,435	> 6.50
Tier 1 Capital (to average assets)
Company	417,395	11.20	149,044	> 4.00	N/A	N/A
First Mid Bank	384,285	10.37	148,268	> 4.00	185,335	> 5.00

The Company's risk-weighted assets, capital and capital ratios for June 30, 2020 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2020, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2020, 7,543 shares were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During the quarter, the Company repurchased no shares. The Company has approximately $4.9 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2020, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2020, the excess collateral at the FHLB would support approximately $517.0 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•

In addition, as of June 30, 2020, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2020 and 2019 and December 31, 2019.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2020 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$529,588	$363,450	$140,104	$25,962	$72
Debt	18,942	—	—	—	18,942
Other borrowing	454,227	374,227	15,000	25,000	40,000
Operating leases	20,136	2,737	4,676	3,491	9,232
Supplemental retirement	454	50	100	100	204
	$1,023,347	$740,464	$159,880	$54,553	$68,450

For the six months ended June 30, 2020, net cash of $25.2 million was provided by operating activities, $461.5 million was used in investing activities, and $589.7 million was provided by financing activities. In total, cash and cash equivalents increased by $461.5 million since year-end 2019.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Unused commitments and lines of credit:
Commercial real estate	$92,432	$122,479
Commercial operating	374,608	308,393
Home equity	38,602	38,933
Other	97,403	103,912
Total	$603,045	$573,717
Standby letters of credit	$11,926	$11,535

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

The global health concerns related to COVID-19 and government actions implemented to reduce the spread of the virus have had an adverse impact on the macroeconomic environment. COVID-19 has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. These measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there is no assurance that these steps will be effective or achieve the desired positive economic results in a timely fashion. COVID-19 has impacted, and is likely to further adversely impact, the workforce and operations of the Company, and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to various operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

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

These factors may remain prevalent for a significant period and may continue to adversely affect the Company, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the coronavirus outbreak impacts the Company’s operations, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent of the impacts on the Company’s operations or the global economy as a whole is not yet known. However, the effects could have a material impact on the Company’s results of operations and heighten other of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total	0	$0.00	0	$4,945,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

First Amendment to Sixth Amended and Restate Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 10, 2020 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 10, 2020.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 7, 2020

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer