Form 10-Q
period 2020-09-30
FIRST MID BANCSHARES, INC.
filed 2020-11-06
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020 16,736,442 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks:
Non-interest bearing	$88,595	$76,498
Interest bearing	142,492	7,656
Federal funds sold	1,298	926
Cash and cash equivalents	232,385	85,080
Certificates of deposit	2,695	4,625
Investment securities:
Available-for-sale, at fair value	737,227	685,636
Held-to-maturity, at amortized cost (estimated fair value of $10,162 and $69,572 at September 30, 2020 and December 31, 2019, respectively)	10,015	69,542
Equity securities, at fair value	185	412
Loans held for sale	4,402	1,820
Loans	3,231,845	2,693,527
Less allowance for credit losses	(41,915)	(26,911)
Net loans	3,189,930	2,666,616
Interest receivable	20,228	15,577
Other real estate owned	2,220	3,644
Premises and equipment, net	59,356	59,491
Goodwill	104,992	104,992
Intangible assets, net	24,295	28,265
Bank owned life insurance	68,519	67,225
Right of use lease assets	16,703	17,006
Other assets	35,976	29,495
Total assets	$4,509,128	$3,839,426
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$837,602	$633,331
Interest bearing	2,782,234	2,284,035
Total deposits	3,619,836	2,917,366
Securities sold under agreements to repurchase	170,345	208,109
Interest payable	1,838	2,261
FHLB borrowings	93,954	113,895
Other borrowings	—	5,000
Junior subordinated debentures	18,985	18,858
Lease liabilities	16,817	17,007
Other liabilities	26,344	30,321
Total liabilities	3,948,119	3,312,817
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,346,086 and 17,287,882 shares in 2020 and 2019, respectively	71,384	71,152
Additional paid-in capital	297,460	295,925
Retained earnings	191,000	166,667
Deferred compensation	2,634	2,760
Accumulated other comprehensive income	16,994	8,360
Less treasury stock at cost, 614,403 shares in 2020 and 2019	(18,463)	(18,255)
Total stockholders’ equity	561,009	526,609
Total liabilities and stockholders’ equity	$4,509,128	$3,839,426

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$32,151	$31,976	$93,560	$95,619
Interest on investment securities	4,074	5,297	12,740	15,942
Interest on certificates of deposit investments	17	33	69	108
Interest on federal funds sold	1	4	3	11
Interest on deposits with other financial institutions	52	268	199	1,520
Total interest income	36,295	37,578	106,571	113,200
Interest expense:
Interest on deposits	3,168	5,174	10,134	14,492
Interest on securities sold under agreements to repurchase	68	196	420	671
Interest on FHLB borrowings	395	683	1,480	2,102
Interest on other borrowings	—	8	26	9
Interest on subordinated debentures	147	392	539	1,236
Total interest expense	3,778	6,453	12,599	18,510
Net interest income	32,517	31,125	93,972	94,690
Provision for loan losses	3,883	2,658	15,500	3,696
Net interest income after provision for loan losses	28,634	28,467	78,472	90,994
Other income:
Wealth management revenues	3,468	3,311	10,921	10,543
Insurance commissions	3,291	3,242	14,000	12,557
Service charges	1,446	2,091	4,335	5,852
Securities gains, net	95	51	913	323
Mortgage banking revenue, net	1,661	582	3,205	1,167
ATM / debit card revenue	2,367	2,173	6,593	6,391
Bank owned life insurance	434	439	1,293	1,316
Other	816	1,028	2,713	2,995
Total other income	13,578	12,917	43,973	41,144
Other expense:
Salaries and employee benefits	15,346	14,497	47,301	46,636
Net occupancy and equipment expense	4,363	4,377	12,746	13,375
Net other real estate owned expense	110	172	62	413
FDIC insurance	469	(87)	851	389
Amortization of intangible assets	1,277	1,373	3,862	4,552
Stationery and supplies	262	284	805	835
Legal and professional	1,320	1,215	4,207	3,713
ATM / debit card	730	1,038	1,609	2,670
Marketing and donations	387	523	1,182	1,458
Other	2,663	2,502	8,131	10,350
Total other expense	26,927	25,894	80,756	84,391
Income before income taxes	15,285	15,490	41,689	47,747
Income taxes	3,720	3,820	9,988	11,780
Net income	$11,565	$11,670	$31,701	$35,967
Per share data:
Basic net income per common share	$0.69	$0.70	$1.90	$2.16
Diluted net income per common share	0.69	0.70	1.89	2.15
Cash dividends declared per common share	—	—	0.40	0.36

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$11,565	$11,670	$31,701	$35,967
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $21 and ($909) for three months ended September 30, 2020 and 2019, respectively and ($3,778) and ($6,562) for nine months ended September 30, 2020 and 2019, respectively.	(52)	2,221	9,250	16,062
Amortized holding losses on held-to-maturity securities transferred from available-for- sale, net of taxes of ($3) and ($8) for three months ended September 30, 2020 and 2019, respectively and ($13) and ($25) for nine months ended September 30, 2020 and 2019, respectively.	8	21	32	62
Less: reclassification adjustment for realized gains included in net income, net of taxes of $28 and $15 for three months ended September 30, 2020 and 2019, respectively and $265 and $94 for nine months ended September 30, 2020 and 2019, respectively.	(67)	(36)	(648)	(229)
Other comprehensive income, net of taxes	(111)	2,206	8,634	15,895
Comprehensive income	$11,454	$13,876	$40,335	$51,862

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended September 30, 2020 and 2019

(in thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273
Net income	—	—	11,565	—	—	—	11,565
Other comprehensive income, net of tax	—	—	—	—	(111)	—	(111)
Issuance of 3,494 common shares pursuant to the Employee Stock Purchase Plan	14	68	—	—	—	—	82
Deferred Compensation	—	—	—	70	—	(70)	—
Vested restricted shares/units compensation expense	—	—	—	200	—	—	200
September 30, 2020	$71,384	$297,460	$191,000	$2,634	$16,994	$(18,463)	$561,009

June 30, 2019	$71,075	$295,415	$149,688	$2,323	$7,216	$(16,759)	$508,958
Net income	—	—	11,670	—	—	—	11,670
Other comprehensive income, net of tax	—	—	—	—	2,206	—	2,206
Cash dividends on common stock (.36/share)	—	—	1	—	—	—	1
Issuance of 2,230 common shares pursuant to the Deferred Compensation Plan	9	66	—	—	—	—	75
Issuance of 1,976 common shares pursuant to the Employee Stock Purchase Plan	8	53	—	—	—	—	61
Purchase of 35,427 shares of treasury stock	—	—	—	—	—	(1,129)	(1,129)
Deferred Compensation	—	—	—	66	—	(66)	—
Vested restricted shares/units compensation expense	—	—	—	117	—	—	117
September 30, 2019	$71,092	$295,534	$161,359	$2,506	$9,422	$(17,954)	$521,959

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2020 and 2019

(in thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	31,701	—	—	—	31,701
Other comprehensive income, net of tax	—	—	—	—	8,634	—	8,634
Cash dividends on common stock (.40/share)	—	—	(6,651)	—	—	—	(6,651)
Issuance of 13,804 common shares pursuant to the Dividend Reinvestment Plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to Deferred Compensation Plan	33	195	—	—	—	—	228
Issuance of 25,200 restricted shares pursuant to the 2017 Stock Incentive Plan	101	767	—	—	—	—	868
Issuance of 11,037 common shares pursuant to the Employee Stock Purchase Plan	44	201	—	—	—	—	245
Deferred Compensation	—	—	—	208	—	(208)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 Stock Incentive Plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	—	—	(334)	—	—	(334)
September 30, 2020	$71,384	$297,460	$191,000	$2,634	$16,994	$(18,463)	$561,009

December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	35,967	—	—	—	35,967
Other comprehensive income, net of tax	—	—	—	—	15,895	—	15,895
Cash dividends on common stock (.36/share)	—	—	(6,000)	—	—	—	(6,000)
Issuance of 13,475 common shares pursuant to the Dividend Reinvestment Plan	54	419	—	—	—	—	473
Issuance of 9,628 common shares pursuant to Deferred Compensation Plan	39	284	—	—	—	—	323
Issuance of 25,950 restricted shares pursuant to the 2017 Stock Incentive Plan	104	760	—	—	—	—	864
Issuance of 4,834 common shares pursuant to the Employee Stock Purchase Plan	19	130	—	—	—	—	149
Purchase of 35,427 shares of treasury stock	—	—	—	—	—	(1,129)	(1,129)
Deferred Compensation	—	—	—	196	—	(196)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	(52)	—	(814)	—	—	(866)
Vested restricted shares/units compensation expense	—	—	—	363	—	—	363
September 30, 2019	$71,092	$295,534	$161,359	$2,506	$9,422	$(17,954)	$521,959

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$31,701	$35,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,500	3,696
Depreciation, amortization and accretion, net	8,795	8,189
Change in cash surrender value of bank owned life insurance	(1,293)	(1,316)
Stock-based compensation expense	604	381
Operating lease payments	(2,092)	(2,019)
Gains on investment securities, net	(913)	(323)
(Gain) loss on sales of repossessed assets, net	(427)	86
Loss on sale of premises and equipment	—	7
Gain on sale of other assets	(26)	—
Gains on sale of loans held for sale, net	(3,484)	(978)
Increase in accrued interest receivable	(4,651)	(868)
(Decrease) increase in accrued interest payable	(237)	1,117
Origination of loans held for sale	(144,814)	(68,022)
Proceeds from sale of loans held for sale	145,716	65,905
Increase in other investment	(101)	—
(Increase) decrease in other assets	(5,735)	1,230
Decrease in other liabilities	(5,479)	(896)
Net cash provided by operating activities	33,064	42,156
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,910	2,209
Purchases of certificates of deposit investments	(980)	—
Proceeds from sales of securities available-for-sale	3,417	20,052
Proceeds from maturities of securities available-for-sale	292,091	89,643
Proceeds from maturities of securities held-to-maturity	15,000	—
Purchases of securities available-for-sale	(291,282)	(132,424)
Net (increase) decrease in loans	(539,867)	18,277
Purchases of premises and equipment	(2,688)	(3,313)
Proceeds from sales of other real property owned	1,777	700
Net cash used in investing activities	(519,622)	(4,856)
Cash flows from financing activities:
Net increase in deposits	702,470	239
Decrease in federal funds purchased	(5,000)	—
Decrease in repurchase agreements	(37,764)	(17,800)
Proceeds from FHLB advances	19,000	—
Repayment of FHLB advances	(39,000)	(39,000)
Proceeds from short-term debt	5,000	—
Repayment of short-term debt	(5,000)	—
Repayment of long-term debt	—	(7,724)
Proceeds from issuance of common stock	473	470
Purchase of treasury stock	—	(1,129)
Dividends paid on common stock	(6,316)	(5,527)
Net cash provided by (used in) financing activities	633,863	(70,471)
Increase (decrease) in cash and cash equivalents	147,305	(33,171)
Cash and cash equivalents at beginning of period	85,080	141,400
Cash and cash equivalents at end of period	$232,385	$108,229
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,022	$17,636
Income taxes	18,624	11,541
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	214	2,635
Initial recognition of right-of-use assets	—	14,116
Initial recognition of lease liabilities	—	14,116
Dividends reinvested in common stock	336	473
Net tax benefit related to option and deferred compensation plans	22	56

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2020 and 2019, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2020 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020. The Company operates as a one-segment entity for financial reporting purposes. The 2019 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

COVID-19

The COVID-19 outbreak is an unprecedented event that provides significant economic uncertainty for a broad spectrum of industries. The Company is focused on supporting its customers, communities and employees during this unique operating environment. Throughout this document, the Company describes the impact COVID-19 is having, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Acquisition

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Missouri corporation and wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub will merge with and into LINCO, whereupon the separate corporate existence of Merger Sub will cease and LINCO will continue as the surviving company and a wholly-owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by LINCO) will be converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration payable by the Company at the closing of the Merger is $116.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO have collectively elected pursuant to the Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger.   In addition, immediately prior to the closing of the proposed merger, LINCO will pay a special dividend to its shareholders in the aggregate amount of $13 million.

It is anticipated that LINCO's wholly-owned bank subsidiary, Providence Bank ("Providence Bank"), will be merged with and into First Mid Bank at a date following completion of the Merger. At the time of the bank merger, Providence Bank's banking offices will become branches of First Mid Bank.

The Merger is anticipated to be completed during the first quarter of 2021 and is subject to the satisfaction of customary closing conditions in the Merger Agreement, the approval of the appropriate regulatory authorities.

Subordinated Debt Offering

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”).

The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum.

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 25,200 and 25,950 shares of restricted stock during 2020 and 2019, respectively, and 16,950 and 15,540 restricted stock units during 2020 and 2019, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2020 and 2019, 11,037 shares and 4,834 shares, respectively, were issued pursuant to the ESPP.

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

Trust revenues. The Company generates fee income from providing fiduciary services through its subsidiary, First Mid Wealth Management Company. Fees are billed in arrears based upon the preceding period account balance. Revenue from farm management services is recorded when the service is complete, for example when crops are sold.

Brokerage commissions. Revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2020, all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
September 30, 2020
Net unrealized gains on securities available-for-sale	$23,939
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(4)
Tax expense	(6,941)
Balance at September 30, 2020	$16,994

December 31, 2019
Net unrealized gains on securities available-for-sale	$11,825
Unamortized losses on held-to-maturity securities transferred from available-for-sale	(50)
Tax expense	(3,415)
Balance at December 31, 2019	$8,360

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$95	$51	$913	$323	Securities gains, net
Tax effect	(28)	(15)	(265)	(94)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$67	$36	$648	$229	Net reclassified amount

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

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding. Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the Company’s stock options, unless anti-dilutive. The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$11,565,000	$11,670,000	$31,701,000	$35,967,000
Weighted average common shares outstanding	16,728,191	16,684,395	16,710,485	16,677,932
Basic earnings per common share	$0.69	$0.70	$1.90	$2.16

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$11,565,000	$11,670,000	$31,701,000	$35,967,000
Weighted average common shares outstanding	16,728,191	16,684,395	16,710,485	16,677,932
Dilutive potential common shares:
Restricted stock awarded	46,908	34,780	46,908	34,780
Dilutive potential common shares	46,908	34,780	46,908	34,780
Diluted weighted average common shares outstanding	16,775,099	16,719,175	16,757,393	16,712,712
Diluted earnings per common share	$0.69	$0.70	$1.89	$2.15

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$93,990	$1,011	$(135)	$94,866
Obligations of states and political subdivisions	223,082	10,188	(335)	232,935
Mortgage-backed securities: GSE residential	386,226	13,082	(8)	399,300
Other securities	9,990	141	(5)	10,126
Total available-for-sale	$713,288	$24,422	$(483)	$737,227
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$10,015	$147	$—	$10,162
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$106,428	$952	$(60)	$107,320
Obligations of states and political subdivisions	172,460	5,990	(17)	178,433
Mortgage-backed securities: GSE residential	391,307	5,331	(512)	396,126
Other securities	3,750	7	—	3,757
Total available-for-sale	$673,945	$12,280	$(589)	$685,636
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,542	$99	$(69)	$69,572

The Company also had $185,000 and $412,000 of equity securities, at fair value, as of September 30, 2020 and December 31, 2019, respectively. All of the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of September 30, 2020, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross gains	$116	$51	$934	$365
Gross losses	(21)	—	(21)	(42)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2020 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$67,365	$15,561	$11,940	$—	$94,866
Obligations of state and political subdivisions	30,007	75,417	125,585	1,926	232,935
Mortgage-backed securities: GSE residential	67,766	266,128	65,406	—	399,300
Other securities	—	9,127	999	—	10,126
Total available-for-sale investments	$165,138	$366,233	$203,930	$1,926	$737,227
Weighted average yield	2.02%	2.61%	2.18%	3.58%	2.36%
Full tax-equivalent yield	2.22%	2.83%	2.72%	4.89%	2.67%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,995	$5,020	$—	$—	$10,015
Weighted average yield	2.53%	2.06%	—%	—%	2.29%
Full tax-equivalent yield	2.53%	2.06%	—%	—%	2.29%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2020.

Investment securities carried at approximately $563 million and $688 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,000	$(135)	$—	$—	$20,000	$(135)
Obligations of states and political subdivisions	27,300	(335)	—	—	27,300	(335)
Mortgage-backed securities: GSE residential	5,199	(8)	4,991	—	10,190	(8)
Other securities	4,000	(5)	—	—	4,000	(5)
Total	$56,499	$(483)	$4,991	$—	$61,490	$(483)
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,375	$(60)	$—	$—	$23,375	$(60)
Obligations of states and political subdivisions	3,469	(16)	347	(1)	3,816	(17)
Mortgage-backed securities: GSE residential	67,080	(322)	20,888	(190)	87,968	(512)
Total	$93,924	$(398)	$21,235	$(191)	$115,159	$(589)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,996	$(25)	$24,565	$(44)	$39,561	$(69)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2020 and December 31, 2019, there were no available-for sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there were four held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $24,565,000 and unrealized losses of $44,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At September 30, 2020, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more. At December 31, 2019, there was one obligation of states and political subdivisions with a fair value of $347,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2020, there were two mortgage-backed securities with a fair value of $4,991,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more. At December 31, 2019 there were fourteen mortgage-backed securities with a fair value of $20,888,000 and unrealized losses of $190,000 in a continuous unrealized loss position for twelve months or more.

Other securities.  At September 30, 2020, and December 31, 2019, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of September 30, 2020 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at amortized cost net of an allowance for credit losses. Amortized cost is the unpaid principal net of unearned premiums and discounts, and net deferred origination fees and costs. Deferred loan origination fees are reduced by loan origination costs and are amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2020 and December 31, 2019 follows (in thousands):

	September 30, 2020	December 31, 2019
Construction and land development	$167,907	$94,462
Agricultural real estate	256,619	240,481
1-4 Family residential properties	338,834	336,553
Multifamily residential properties	138,785	155,132
Commercial real estate	1,179,663	997,175
Loans secured by real estate	2,081,808	1,823,803
Agricultural loans	141,116	136,023
Commercial and industrial loans	814,218	528,987
Consumer loans	80,319	83,544
All other loans	127,330	126,807
Total Gross loans	3,244,791	2,699,164
Less: Loans held for sale	4,402	1,820
	3,240,389	2,697,344
Less:
Net deferred loan fees, premiums and discounts	8,544	3,817
Allowance for credit losses	41,915	26,911
Net loans	$3,189,930	$2,666,616

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $18.7 million and $12.4 million at September 30, 2020 and December 31, 2019, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois and Missouri. At September 30, 2020, the Company’s loan portfolio included $397.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $326.9 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $20.9 million from $376.4 million at December 31, 2019 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $25.4 million from $301.5 million at December 31, 2019. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $124.6 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $411.6 million of loans to lessors of non-residential buildings, $298.1 million of loans to lessors of residential buildings and dwellings, $112.4 million of loans to nursing care facilities, and $122.7 million of loans to other gambling industries.

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

Construction and Land Development Loans. The average life of the construction and land development segment was determined to be twelve months. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19. There was no adjustment to the qualitative factor for this segment.

Agricultural Real Estate Loans. The average life of the agricultural real estate segment was determined to be thirty-six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There was no adjustment to the qualitative factor for this segment.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank has also offered short-term loan payment deferral to borrowers in this segment.  Overall, the historical loss rate for this segment declined for the period but was offset by an increase in the qualitative factor to account for these potential risks.

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

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season and should be able to take advantage of an increase in prices. There was no change to the qualitative factor of this segment was increased to account for this new risk.

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

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits, however these benefits are now expiring. Additionally, First Mid Bank has offered a short-term payment deferral program. In addition to an increase in the historical loss rate for this period, the qualitative factor for the segment was increased to account for these risks.

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

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2020 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended September 30, 2020
Beginning Balance	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381
Provision for credit loss expense	(139)	32	(71)	2,463	(89)	1,352	335	3,883
Loans charged off	13	—	48	0	0	368	127	556
Recoveries collected	—	—	24	73	—	28	82	207
Ending balance	$2,206	$1,666	$2,391	$18,808	$1,234	$13,372	$2,238	$41,915

Nine months ended September 30, 2020
Beginning Balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASU 2016-13	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	1,186	343	335	7,542	211	5,453	430	15,500
Loans charged off	13	—	313	551	—	1,651	414	2,942
Recoveries collected	—	—	227	78	—	142	327	774
Ending balance	$2,206	$1,666	$2,391	$18,808	$1,234	$13,372	$2,238	$41,915

Prior to the adoption of ASU 2016-13, the appropriate level of the allowance for loan losses for all non-impaired loans was based on a migration analysis of net losses over a rolling twelve quarter period by loan segment. A weighted average of the net losses was determined by assigning more weight to the most recent quarters in order to recognize current risk factors influencing the various segments of the loan portfolio more prominently than past periods. Due to weakened economic conditions during historical years, the Company established qualitative factor adjustments for each of the loan segments at levels above the historical net loss averages. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the allowance for loan losses. The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2019 and for the year ended December 31, 2019 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended September 30, 2019
Beginning Balance	$739	$1,284	$1,649	$10,796	$1,672	$9,130	$1,089	$26,359
Provision for credit loss expense	759	(134)	618	229	(87)	791	482	2,658
Loans charged off	—	—	514	866	15	724	341	2,460
Recoveries collected	—	—	59	5	—	47	73	184
Ending balance	$1,498	$1,150	$1,812	$10,164	$1,570	$9,244	$1,303	$26,741

Nine months ended September 30, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	937	(96)	944	83	642	246	940	3,696
Loans charged off	—	—	711	1,027	23	982	827	3,570
Recoveries collected	—	—	75	6	—	87	258	426
Ending balance	$1,498	$1,150	$1,812	$10,164	$1,570	$9,244	$1,303	$26,741

Twelve months ended December 31, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	585	(153)	1,268	1,827	459	1,053	1,394	6,433
Loans charged off	—	—	1,478	1,743	24	1,828	1,253	6,326
Recoveries collected	—	—	92	12	—	155	356	615
Ending balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2020 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$525	$—	$—	$525	$254
Agricultural real estate	—	—	—	—	—
1-4 Family residential properties	3,234	—	—	3,234	168
Multifamily residential properties	1,920	—	—	1,920	—
Commercial real estate	6,482	—	—	6,482	858
Loans secured by real estate	12,161	0	0	12,161	1,280
Agricultural loans	0	—	—	0	—
Commercial and industrial loans	301	3,157	17	3,475	341
Consumer loans	—	—	11	11	1
Total loans	$12,462	$3,157	$28	$15,647	$1,622

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of September 30, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk Rating	2020	2019	2018	2017	2016	Prior	Loans	Total
September 30, 2020
Construction & Land Development Loans
Pass	$61,198	$67,437	$29,449	$2,805	$1,041	$4,571	$—	$166,501
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	437	—	524	—	53	—	1,014
Total	$61,198	$67,874	$29,449	$3,329	$1,041	$4,624	$—	$167,515
Agricultural Real Estate Loans
Pass	$62,248	$36,161	$41,540	$17,210	$14,940	$66,631	$—	$238,730
Special Mention	1,031	3,484	558	140	874	10,408	—	16,495
Substandard	—	—	487	214	57	247	—	1,005
Total	$63,279	$39,645	$42,585	$17,564	$15,871	$77,286	$—	$256,230
1-4 Family Residential Property Loans
Pass	$67,380	$34,022	$41,203	$28,441	$31,987	$85,889	$30,391	$319,313
Special Mention	196	158	321	953	249	1,176	310	3,363
Substandard	294	700	2,110	1,846	2,078	8,216	1,252	16,496
Total	$67,870	$34,880	$43,634	$31,240	$34,314	$95,281	$31,953	$339,172
Commercial Real Estate Loans
Pass	$236,928	$220,454	$185,898	$189,533	$177,598	$255,195	$—	$1,265,606
Special Mention	1,910	22	10,785	1,637	5,141	2,909	—	22,404
Substandard	1,250	70	1,578	3,066	4,524	18,328	—	28,816
Total	$240,088	$220,546	$198,261	$194,236	$187,263	$276,432	$—	$1,316,826
Agricultural Loans
Pass	$77,482	$24,639	$7,235	$2,487	$800	$2,856	$—	$115,499
Special Mention	18,818	5,237	595	7	207	22	—	24,886
Substandard	623	41	25	—	—	—	—	689
Total	$96,923	$29,917	$7,855	$2,494	$1,007	$2,878	$—	$141,074
Commercial & Industrial Loans
Pass	$427,402	$134,753	$76,051	$80,506	$45,685	$127,547	$—	$891,944
Special Mention	2,790	31,962	189	141	343	1,111	—	36,536
Substandard	1,002	2,459	494	1,301	184	1,162	—	6,602
Total	$431,194	$169,174	$76,734	$81,948	$46,212	$129,820	$—	$935,082
Consumer Loans
Pass	$26,068	$24,420	$14,086	$9,794	$3,014	$332	$—	$77,714
Special Mention	4	—	39	1	949	1,172	—	2,165
Substandard	—	32	113	107	81	136	—	469
Total	$26,072	$24,452	$14,238	$9,902	$4,044	$1,640	$—	$80,348
Total Loans
Pass	$958,706	$541,886	$395,462	$330,776	$275,065	$543,021	$30,391	$3,075,307
Special Mention	24,749	40,863	12,487	2,879	7,763	16,798	310	105,849
Substandard	3,169	3,739	4,807	7,058	6,924	28,142	1,252	55,091
Total	$986,624	$586,488	$412,756	$340,713	$289,752	$587,961	$31,953	$3,236,247

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

The following table presents the Company’s loan portfolio aging analysis at September 30, 2020 and December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2020
Construction and land development	$—	$—	$128	$128	$167,387	$167,515	$—
Agricultural real estate	1,196	203	—	1,399	254,831	256,230	—
1-4 Family residential properties	2,299	584	2,039	4,922	334,250	339,172	—
Multifamily residential properties	—	0	—	—	139,255	139,255	—
Commercial real estate	437	983	3,075	4,495	1,173,076	1,177,571	—
Loans secured by real estate	3,932	1,770	5,242	10,944	2,068,799	2,079,743	—
Agricultural loans	2,212	1,284	528	4,024	137,050	141,074	—
Commercial and industrial loans	79	145	2,231	2,455	805,213	807,668	—
Consumer loans	138	75	153	366	79,982	80,348	—
All other loans	—	—	—	—	127,414	127,414	—
Total loans	$6,361	$3,274	$8,154	$17,789	$3,218,458	$3,236,247	$—
December 31, 2019
Construction and land development	$235	$—	$—	$235	$93,907	$94,142	$—
Agricultural real estate	1,595	—	47	1,642	238,599	240,241	—
1-4 Family residential properties	3,834	2,288	4,713	10,835	325,592	336,427	—
Multifamily residential properties	1,348	46	1,131	2,525	151,423	153,948	—
Commercial real estate	602	495	2,241	3,338	992,364	995,702	—
Loans secured by real estate	7,614	2,829	8,132	18,575	1,801,885	1,820,460	—
Agricultural loans	300	—	307	607	135,517	136,124	—
Commercial and industrial loans	767	855	5,989	7,611	521,362	528,973	—
Consumer loans	454	196	150	800	82,383	83,183	—
All other loans	—	—	—	0	126,607	126,607	—
Total loans	$9,135	$3,880	$14,578	$27,593	$2,667,754	$2,695,347	$—

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

The following tables present impaired loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$525	$525	$254	$256	$256	$—
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	4,835	5,069	168	5,154	5,351	182
Multifamily residential properties	1,920	1,920	—	4,254	4,254	19
Commercial real estate	6,485	6,961	858	5,904	6,408	587
Loans secured by real estate	13,765	14,475	1,280	15,568	16,269	788
Agricultural loans	88	316	—	85	669	8
Commercial and industrial loans	3,543	4,972	341	7,653	8,789	301
Consumer loans	129	129	1	134	134	1
Total loans	$17,525	$19,892	$1,622	$23,440	$25,861	$1,098
Loans without a specific allowance:
Construction and land development	$163	$176	$—	$41	$41	$—
Agricultural real estate	356	356	—	479	479	—
1-4 Family residential properties	4,172	4,646	—	3,719	4,263	—
Multifamily residential properties	276	276	—	—	—	—
Commercial real estate	777	904	—	1,721	1,724	—
Loans secured by real estate	5,744	6,358	—	5,960	6,507	—
Agricultural loans	881	653	—	724	140	—
Commercial and industrial loans	1,081	1,484	—	916	3,065	—
Consumer loans	247	348	—	391	713	—
Total loans	$7,953	$8,843	$—	$7,991	$10,425	$—
Total loans:
Construction and land development	$688	$701	$254	$297	$297	$—
Agricultural real estate	356	356	—	479	479	—
1-4 Family residential properties	9,007	9,715	168	8,873	9,614	182
Multifamily residential properties	2,196	2,196	—	4,254	4,254	19
Commercial real estate	7,262	7,865	858	7,625	8,132	587
Loans secured by real estate	19,509	20,833	1,280	21,528	22,776	788
Agricultural loans	969	969	—	809	809	8
Commercial and industrial loans	4,624	6,456	341	8,569	11,854	301
Consumer loans	376	477	1	525	847	1
Total loans	$25,478	$28,735	$1,622	$31,431	$36,286	$1,098

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended
	September 30, 2020		September 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$708	$8	$755	$8
Agricultural real estate	830	—	932	—
1-4 Family residential properties	9,138	18	9,521	21
Multifamily residential properties	2,321	—	1,559	14
Commercial real estate	7,453	42	6,232	43
Loans secured by real estate	20,450	68	18,999	86
Agricultural loans	1,453	1	852	1
Commercial and industrial loans	4,846	1	6,479	4
Consumer loans	396	—	698	—
All other loans	—	—	—	—
Total loans	$27,145	$70	$27,028	$91

	For the nine months ended
	September 30, 2020		September 30, 2019
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$715	$23	$765	$24
Agricultural real estate	831	—	935	—
1-4 Family residential properties	9,339	55	9,629	63
Multifamily residential properties	2,344	—	1,561	42
Commercial real estate	7,527	126	7,522	128
Loans secured by real estate	20,756	204	20,412	257
Agricultural loans	1,692	1	800	2
Commercial and industrial loans	5,501	4	7,897	7
Consumer loans	439	—	764	1
All other loans	—	—	—	—
Total loans	$28,388	$209	$29,873	$267

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remain on accrual status. The average balances of these loans included in impaired loans at September 30, 2020 and 2019, were $2.6 million and $2.8 million, respectively.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2020 and December 31, 2019 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	Nonaccrual with no Allowance for	September 30, 2020	December 31, 2019
	Credit Loss	Nonaccrual	Nonaccrual
Construction and land development	$164	$164	$41
Agricultural real estate	356	356	479
1-4 Family residential properties	7,313	7,600	7,379
Multifamily residential properties	2,196	2,196	3,137
Commercial real estate	2,258	3,690	4,351
Loans secured by real estate	12,287	14,006	15,387
Agricultural loans	881	881	769
Commercial and industrial loans	1,900	4,545	8,441
Consumer loans	373	373	521
Total loans	$15,441	$19,805	$25,118

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,021,000 and $915,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2020 and December 31, 2019 was $6.6 million and $5.8 million, respectively. There was $232,000 and $381,000 in specific reserves established with respect to these loans as of September 30, 2020 and December 31, 2019, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2020 and December 31, 2019 (in thousands).

Troubled debt restructurings:	September 30, 2020	December 31, 2019
1-4 Family residential properties	$1,817	$1,905
Commercial real estate	1,856	1,746
Loans secured by real estate	3,673	3,651
Agricultural loans	316	669
Commercial and industrial loans	2,466	1,349
Consumer loans	129	134
Total	$6,584	$5,803
Performing troubled debt restructurings:
1-4 Family residential properties	$1,337	$1,382
Commercial real estate	1,128	1,146
Loans secured by real estate	2,465	2,528
Agricultural Loans	88	40
Commercial and industrial loans	78	128
Consumer loans	3	5
Total	$2,634	$2,701

The following table presents loans modified as TDRs during the nine months ended September 30, 2020, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	September 30, 2020			September 30, 2019
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 Family residential properties	—	$—		1	$44	(b)(c)
Commercial real estate	1	296	(b)	3	1,462	(b)(c)(d)
Loans secured by real estate	1	296		4	1,506
Agricultural loans	2	88	(b)(c)	1	59	(b)
Commercial and industrial loans	4	2,328	(b)	4	131	(b)(c)(d)
Consumer Loans	1	11	(b)	1	12	(c)
Total	8	$2,723		10	$1,708

Type of modifications:

(a) Reduction of stated interest rate of loan

(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2020. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2019.

The balance of real estate owned includes $2,220,000 and $3,644,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2020 and December 31, 2019, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $1,078,000 and $667,000 at September 30, 2020 and December 31, 2019, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$108,752	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	20,214	32,355	17,746
Other intangibles	16,389	4,896	16,129	3,917
	$160,511	$31,885	$160,251	$28,438

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2020, September 30, 2019 and December 31, 2019 (in thousands):

	September 30, 2020	September 30, 2019	December 31, 2019
Beginning Balance	$1,444	$2,101	$2,101
Valuation reserve	(328)	(384)	(380)
Mortgage servicing rights amortized	(415)	(293)	(411)
I/O Strip	(40)	145	134
Ending Balance	$661	$1,569	$1,444

Total amortization expense for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Core deposit intangibles	$804	$935	$2,468	$2,868
Customer list intangibles	326	317	979	952
Mortgage servicing rights	147	121	415	732
	$1,277	$1,373	$3,862	$4,552

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/20-9/30/20	$3,862
Estimated amortization expense:
For period 10/01/20-12/31/20	1,169
For year ended 12/31/21	4,388
For year ended 12/31/22	3,931
For year ended 12/31/23	3,587
For year ended 12/31/24	2,946
For year ended 12/31/25	2,633

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2020 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $170.3 million at September 30, 2020, a decrease of $37.8 million from $208.1 million at December 31, 2019. The increase during the first three months of 2020 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.14%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2020	December 31, 2019
US Treasury securities and obligations of U.S. government corporations & agencies	$17,251	$77,333
Obligations of states and political subdivisions	—	2,375
Mortgage-backed securities: GSE: residential	153,094	128,401
Total	$170,345	$208,109

FHLB borrowings were $94 million and $114 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$94,866	$—	$94,866	$—
Obligations of states and political subdivisions	232,935	—	232,142	793
Mortgage-backed securities	399,300	—	399,300	—
Other securities	10,126	—	10,126	—
Total available-for-sale securities	737,227	—	736,434	793
Equity securities	185	185	—	—
Derivative assets: interest rate swaps	1,825	—	1,825	—
Total assets	$739,237	$185	$738,259	$793

Derivative liabilities: interest rate swaps	$3,574	$—	$3,574	$—

December 31, 2019
Available-for-sale securities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$107,320	$—	$107,320	$—
Obligations of states and political subdivisions	178,433	—	177,460	973
Mortgage-backed securities	396,126	—	396,126	—
Other securities	3,757	—	3,757	—
Total available-for-sale securities	685,636	—	684,663	973
Equity securities	412	219	193	—
Total assets	$686,048	$219	$684,856	$973

Derivative liabilities: interest rate swaps	$325	$—	$325	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$792	$970	$973	$967
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	1	2	4	5
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	(184)	—
Settlements	—	—	—	—
Ending balance	$793	$972	$793	$972
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2020 was $11,279,000 and a fair value of $9,713,300 resulting in specific loss exposures of $1,565,700.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2020 was $2,220,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $9,000.

Mortgage Servicing Rights. As of September 30, 2020, mortgage servicing rights had a carrying value of $1,275,000 and a fair value of $661,000 resulting in a valuation reserve of $614,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, the following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$9,713	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	9	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	661	Third party valuations	Discount to reflect realizable value	9.0% - 11.0%	(9.1%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$12,727	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	935	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	1,444	Third party valuations	Discount to reflect realizable value	9.5% - 12.5%	(9.7%)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at September 30, 2020 and December 31, 2019 (in thousands).

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Cash and due from banks	$231,087	$231,087	$231,087	$—	$—
Federal funds sold	1,298	1,298	1,298	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	737,227	737,227	—	736,434	793
Held-to-maturity securities	10,015	10,162	—	10,162	—
Equity securities	185	185	185	—	—
Loans held for sale	4,402	4,402	—	4,402	—
Loans net of allowance for loan losses	3,189,930	3,135,406	—	—	3,135,406
Interest receivable	20,228	20,228	—	20,228	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	$3,619,836	$3,625,297	$—	$3,112,796	$512,501
Securities sold under agreements to repurchase	170,345	170,349	—	170,349	—
Interest payable	1,838	1,838	—	1,838	—
Federal Home Loan Bank borrowings	93,954	97,174	—	97,174	—
Junior subordinated debentures	18,985	14,235	—	14,285	—

December 31, 2019
Financial Assets
Cash and due from banks	$84,154	$84,154	$84,154	$—	$—
Federal funds sold	926	926	926	—	—
Certificates of deposit investments	4,625	4,625	—	4,625	—
Available-for-sale securities	685,636	685,636	—	684,856	780
Held-to-maturity securities	69,542	69,572	—	69,572	—
Equity securities	412	412	219	—	193
Loans held for sale	1,820	1,820	—	1,820	—
Loans net of allowance for loan losses	2,666,616	2,622,053	—	—	2,622,053
Interest receivable	15,577	15,577	—	15,577	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	4,105	4,105	—	4,105	—
Financial Liabilities
Deposits	$2,917,366	$2,924,144	$—	$2,332,866	$591,278
Securities sold under agreements to repurchase	208,109	208,016	—	208,016	—
Interest payable	2,261	2,261	—	2,261	—
Federal Home Loan Bank borrowings	113,895	114,510	—	114,510	—
Other borrowings	5,000	5,000	5,000	—	—
Junior subordinated debentures	18,858	15,596	—	15,596	—

Note 8 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2020, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

	September 30, 2020	September 30, 2019	December 31, 2019
Operating lease right-of-use assets	$16,703	$12,544	$17,006
Operating lease liabilities	16,817	12,557	17,007
Weighted-average remaining lease term (in years)	6.5	5.3	7.3
Weighted-average discount rate	2.81%	3.21%	3.07%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$734
2021	2,575
2022	2,357
2023	2,086
2024	1,711
Thereafter	9,914
Total lease payments	19,377
Less imputed interest	(2,560)
Total lease liability	$16,817

The components of lease expense for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$762	$466	$2,207	$1,802
Short-term lease cost	14	221	42	266
Variable lease cost	180	103	376	741
Total lease cost	956	790	2,625	2,809
Income from subleases	(185)	(189)	(577)	(650)
Net lease cost	$771	$601	$2,048	$2,159

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2020	September 30, 2019
Operating cash flows from operating leases	$2,092	$2,019

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2020
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.1 years	$14,485	$(3,574)

December 31, 2019
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	9.3 years	$14,748	$(325)

The effects of the fair value hedges on the Company's income statement during the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Derivatives	2020	2019	2020	2019
Interest rate swap agreements	Interest income on loans	$38	$(312)	$(1,218)	$(605)

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2020	2019	2020	2019
Interest rate swap agreements	Interest income on loans	$(38)	$312	$1,218	$605

As of September 30, 2020, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,736	$1,749

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2020 and 2019  (in thousands):

September 30, 2020	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	9.2 years	$43,087	$1,825
Interest rate swap agreements	Other liabilities	9.2 years	43,087	(1,825)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of September 30, 2020, a total of $181.6 million was deferred through these programs.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company has approved and outstanding 2,631 PPP loans totaling $261.7 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce have the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented. To protect and ensure the safety of employees, as well as customers, all branch locations were transitioned to drive-thru use only. Most branch lobbies were re-opened in mid-June and the Company continues to monitor each location. The Company increased the number of available sick days to every employee impacted in anyway by COVID-19 and offered financial assistance for any employee with need.

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

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through September 30, 2020, were $32.6 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $1.6 billion of total available capacity as of September 30, 2020.

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

Net income was $31,701,000 and $35,967,000 for the nine months ended September 30, 2020 and 2019, respectively. Diluted net income per common share was $1.89 and $2.15 for the nine months ended September 30, 2020 and 2019.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2020 and 2019, compared to the performance ratios for the year ended December 31, 2019:

	Nine months ended		Year ended
	September 30, 2020	September 30, 2019	December 31, 2019
Return on average assets	1.01%	1.25%	1.25%
Return on average common equity	7.76%	9.60%	9.49%
Average equity to average assets	12.96%	13.03%	13.17%

Total assets were $4.5 billion at September 30, 2020, compared to $3.8 billion as of December 31, 2019. From December 31, 2019 to September 30, 2020, cash and interest-bearing deposits increased $147.3 million, net loan balances increased $523.3 million and investment securities decreased $8.2 million. Net loan balances were $3.19 billion at September 30, 2020 compared to $2.67 billion at December 31, 2019.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.30% for the nine months ended September 30, 2020, down from 3.66% for the same period in 2019. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $94.0 million compared to net interest income of $94.7 million for the same period in 2019. The decrease in net interest income was primarily due to the decrease in investment securities balances and lower yields on investments and loans.

Total non-interest income of $44.0 million increased $2.8 million or 6.9% from $41.1 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, insurance commissions, security gains and mortgage banking revenue, offset by a decline in service charges.

Total non-interest expense of $80.8 million decreased $3.6 million or 4.3% from $84.4 million for the same period last year. The decrease was primarily due to declines in occupancy and equipment expense, intangible amortization and acquisition costs, offset by an increase in other professional services.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2020 versus 2019
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$1,392	$(718)
Provision for loan losses	(1,225)	(11,804)
Other income, including securities transactions	661	2,829
Other expenses	(1,033)	3,635
Income taxes	100	1,792
Decrease in net income	$(105)	$(4,266)

Credit quality is an area of importance to the Company. Total nonperforming loans were $22.4 million at September 30, 2020, compared to $24.2 million at September 30, 2019 and $27.8 million at December 31, 2019. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.3 million at September 30, 2020 compared to $4.4 million at September 30, 2019 and $3.7 million at December 31, 2019. The Company’s provision for loan losses for the nine months ended September 30, 2020 and 2019 was $15,500,000 and $3,696,000, respectively. Total loans past due 30 days or more were 0.55% of loans at September 30, 2020 compared to 0.95% at September 30, 2019, and 1.02% of loans at December 31, 2019. Loans secured by both commercial and residential real estate comprised approximately 64.2% of the loan portfolio as of September 30, 2020 and 67.5% as of December 31, 2019

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2020 and 2019 and December 31, 2019 was 14.52%, 14.39% and 14.79%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2020 and 2019, and December 31, 2019 was 15.73%, 15.30% and 15.74%, respectively. The increase in these ratios from December 31, 2018 was primarily due to net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2020 and 2019, were $659 million and $591 million, respectively.

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

The Company expensed $851,000 and $377,000 for the assessment during the first nine months of 2020 and 2019, respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $12,000 during the first three months of 2019 for this assessment,

Basel III. In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements. On July 2, 2013, the Federal Reserve Board approved a final rule to implement these reforms and changes required by the Dodd-Frank Act. This final rule was subsequently adopted by the OCC and the FDIC.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2020 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2020 and 2019 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,623,000 and $1,619,000 for 2020 and 2019, respectively were 3.24% and 3.59% at September 30, 2020 and September 30, 2019.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2020 and 2019 in the following tables (dollars in thousands):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$147,930	$52	0.14%	$33,991	$268	3.13%
Federal funds sold	1,291	1	0.31%	921	4	1.72%
Certificates of deposit	3,188	17	2.25%	5,685	33	2.30%
Investment securities:
Taxable	542,821	2,639	1.94%	638,628	3,958	2.48%
Tax-exempt (1)	208,937	1,818	3.48%	186,962	1,695	3.63%
Loans net of unearned income (TE) (2)	3,209,679	32,335	4.01%	2,577,901	32,154	4.95%
Total earning assets	4,113,846	36,862	3.56%	3,444,088	38,112	4.39%
Cash and due from banks	89,108			92,106
Premises and equipment	58,905			59,951
Other assets	256,464			248,392
Allowance for loan losses	(40,051)			(26,726)
Total assets	$4,478,272			$3,817,811
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,753,148	$1,043	0.24%	$1,291,555	$1,803	0.55%
Savings deposits	481,128	102	0.08%	436,002	156	0.14%
Time deposits	525,266	2,023	1.53%	646,346	3,215	1.97%
Total Interest bearing deposits	2,759,542	3,168	0.46%	2,373,903	5,174	0.86%
Securities sold under agreements to repurchase	183,720	68	0.15%	150,026	196	0.52%
FHLB advances	98,510	395	1.60%	105,784	683	2.56%
Federal funds purchased	—	—	—%	1,247	8	2.55%
Junior subordinated debt	18,957	147	3.08%	29,098	392	5.34%
Total borrowings	301,187	610	0.81%	286,155	1,279	1.77%
Total interest-bearing liabilities	3,060,729	3,778	0.49%	2,660,058	6,453	0.96%
Non interest-bearing demand deposits	813,404		0.39%	597,524		0.79%
Other liabilities	47,350			44,126
Stockholders' equity	556,789			516,103
Total liabilities & equity	$4,478,272			$3,817,811
Net interest income		$33,084			$31,659
Net interest spread			3.07%			3.43%
Impact of non interest-bearing funds			0.10%			0.17%
TE Net yield on interest-bearing assets			3.17%			3.60%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$108,094	$199	0.24%	$75,779	$1,520	2.68%
Federal funds sold	1,096	3	0.32%	765	11	1.92%
Certificates of deposit	4,132	69	2.25%	6,583	108	2.19%
Investment securities:
Taxable	533,858	8,729	2.18%	622,849	11,863	2.54%
Tax-exempt (1)	186,279	5,078	3.63%	183,711	5,164	3.75%
Loans net of unearned income (TE) (2)	3,003,488	94,116	4.19%	2,588,061	96,153	4.97%
Total earning assets	3,836,947	108,194	3.77%	3,477,748	114,819	4.41%
Cash and due from banks	87,515			77,066
Premises and equipment	59,178			59,576
Other assets	254,197			247,022
Allowance for loan losses	(35,435)			(26,902)
Total assets	$4,202,402			$3,834,510
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,494,883	$2,832	0.25%	$1,303,735	$5,070	0.52%
Savings deposits	460,705	319	0.09%	438,450	463	0.14%
Time deposits	545,530	6,983	1.71%	641,911	8,959	1.87%
Total Interest-bearing deposits	2,501,118	10,134	0.54%	2,384,096	14,492	0.81%
Securities sold under agreements to repurchase	229,241	420	0.24%	162,003	671	0.55%
FHLB advances	110,962	1,480	1.78%	111,145	2,102	2.53%
Federal funds purchased	701	10	1.91%	459	9	2.62%
Junior subordinated debt	18,915	539	3.81%	29,057	1,236	5.69%
Other debt	876	16	2.44%	2,440	—	—%
Total borrowings	360,695	2,465	0.91%	305,104	4,018	1.76%
Total interest-bearing liabilities	2,861,813	12,599	0.59%	2,689,200	18,510	0.92%
Non interest-bearing demand deposits	747,350		0.47%	602,968		0.75%
Other liabilities	48,462			42,790
Stockholders' equity	544,777			499,552
Total liabilities & equity	$4,202,402			$3,834,510
Net interest income		$95,595			$96,309
Net interest spread			3.18%			3.49%
Impact of non interest-bearing funds			0.12%			0.17%
TE Net yield on interest-earning assets			3.30%			3.66%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2020, compared to the same period in 2019 (in thousands):

	Three months ended September 30, 2020 compared to 2019 Increase / (Decrease)			Nine months ended September 30, 2020 compared to 2019 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(216)	$1,413	$(1,629)	$(1,321)	$755	$(2,076)
Federal funds sold	(3)	7	(10)	(8)	5	(13)
Certificates of deposit investments	(16)	(14)	(2)	(39)	(43)	4
Investment securities:	—			—
Taxable	(1,319)	(538)	(781)	(3,134)	(1,573)	(1,561)
Tax-exempt (2)	123	193	(70)	(86)	71	(157)
Loans (2) (3)	181	27,408	(27,227)	(2,037)	19,384	(21,421)
Total interest income	$(1,250)	$28,469	$(29,719)	$(6,625)	$18,599	$(25,224)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	$(760)	$2,813	$(3,573)	$(2,238)	$1,057	$(3,295)
Savings deposits	(54)	91	(145)	(144)	36	(180)
Time deposits	(1,192)	(544)	(648)	(1,976)	(1,259)	(717)
Securities sold under agreements to repurchase	(128)	235	(363)	(251)	320	(571)
FHLB advances	(288)	(45)	(243)	(622)	(4)	(618)
Federal Funds Purchased	(1)	(1)	—	1	5	(4)
Junior subordinated debt	(245)	(111)	(134)	(697)	(358)	(339)
Other debt	—	11	—	16	—	16
Total interest expense	(2,657)	2,449	(5,106)	(5,911)	(203)	(5,708)
Net interest income	$1,407	$26,020	$(24,613)	$(714)	$18,802	$(19,516)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income decreased $0.7 million, or, to 0.7%, to $95.6 million for the nine months ended September 30, 2020, from $96.3 million for the same period in 2019. Net interest income decreased primarily due to a decline in investment balances and decrease in rates on investments and loans. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the nine months ended September 30, 2020, average earning assets increased $359.2 million, or 10.3%, and average interest-bearing liabilities increased $172.6 million or 6.4% compared with average balances for the same period in 2019.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $32.3 million or 42.6%.
•	Average federal funds sold increased $0.3 million or 43.3%.
•	Average certificates of deposits investments decreased $2.5 million or 37.2%
•	Average loans increased by $415.4 million or 16.1%.
•	Average securities decreased by $86.4 million or 10.7%.
•	Average interest-bearing customer deposits increased by $117.0 million or 4.9%
•	Average securities sold under agreements to repurchase increased by $67.2 million or 41.5%.
•	Average borrowings and other debt decreased by $11.6 million or 8.1%.
•	Net interest margin decreased to 3.30% for the first nine months of 2020 from 3.66% for the first nine months of 2019.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2020 and 2019 was $15,500,000 and $3,696,000, respectively. The increase in provision expense was primarily due to a one-time adjustment for the adoption of ASU 2016-13 of $1.7 million and an increase in expected losses due to impacts of COVID-19. Net charge-offs were $2,168,000 for the nine months ended September 30, 2020, compared to net charge offs of $3,144,000 for September 30, 2019. Nonperforming loans were $22.4 million and $24.2 million as of September 30, 2020 and 2019, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Wealth management revenues	$3,468	$3,311	$157	4.7%	$10,921	$10,543	$378	3.6%
Insurance commissions	3,291	3,242	49	1.5%	14,000	12,557	1,443	11.5%
Service charges	1,446	2,091	(645)	-30.8%	4,335	5,852	(1,517)	-25.9%
Security gains, net	95	51	44	86.3%	913	323	590	182.7%
Mortgage banking revenue, net	1,661	582	1,079	185.4%	3,205	1,167	2,038	174.6%
ATM / debit card revenue	2,367	2,173	194	8.9%	6,593	6,391	202	3.2%
Bank Owned Life Insurance	434	439	(5)	-1.1%	1,293	1,316	(23)	-1.7%
Other	816	1,028	(212)	-20.6%	2,713	2,995	(282)	-9.4%
Total other income	$13,578	$12,917	$661	5.1%	$43,973	$41,144	$2,829	6.9%

Following are explanations of the changes in these other income categories for the three months ended September 30, 2020 compared to the same period in 2019:

•	Wealth management revenues increased due to an increase in farm management income and investment brokerage commissions offset by declines in market-based fees and real estate brokerage income.
•	Insurance commissions increased primarily due to an increase in contingency income and contract bond revenue for the period compared to the same period last year.
•

Fees from service charges decreased due to a decline in overdraft fees primarily resulting from increased assistance related to COVID-19 such as stimulus payments and increased unemployment benefits and less spending during the shelter-in-place period.

•	Gains from the sale of securities during the third quarter of 2020 and 2019 were $95,000 and $51,000, respectively.
•	The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$55.9 million (representing 375 loans) for the three months ended September 30, 2020
•	$30.5 million (representing 230 loans) for the three months ended September 30, 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the quarter.
•	Bank owned life insurance income was approximately the same during the period in 2020 compared to the same period in 2019.
•	Other income declined primarily due an increase in waived fees and decreases in fees charged compared to the same period last year.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2020 compared to the same period in 2019:

•	Wealth management revenues increased due to an increase in farm real estate brokerage fees and investment brokerage commissions offset by declines in market-based fees and farm management income.
•	Insurance commissions increased primarily due to increases in contract bond revenue and contingency income.
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

•	The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$142.2 million (representing 945 loans) for the nine months ended September 30, 2020
•	$64.9 million (representing 500 loans) for the nine months ended September 30, 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity compared to the same period last year.
•	Bank owned life insurance income decreased due to a slight decline in the change in cash surrender value compared to the same period last year.
•

Other income declined primarily due an increase in waived fees and decreases in fees charged and activity from First Mid Captive that did not occur in the same period last year, offset by fee income received from derivatives transactions.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$15,346	$14,497	$849	5.9%	$47,301	$46,636	$665	1.4%
Net occupancy and equipment expense	4,363	4,377	(14)	-0.3%	12,746	13,375	(629)	-4.7%
Net other real estate owned expense	110	172	(62)	-36.0%	62	413	(351)	-85.0%
FDIC insurance	469	(87)	556	-639.1%	851	389	462	118.8%
Amortization of intangible assets	1,277	1,373	(96)	-7.0%	3,862	4,552	(690)	-15.2%
Stationery and supplies	262	284	(22)	-7.7%	805	835	(30)	-3.6%
Legal and professional	1,320	1,215	105	8.6%	4,207	3,713	494	13.3%
Marketing and donations	387	523	(136)	-26.0%	1,182	1,458	(276)	-18.9%
ATM/debit card expense	730	1,038	(308)	-29.7%	1,609	2,670	(1,061)	-39.7%
Other operating expenses	2,663	2,502	161	6.4%	8,131	10,350	(2,219)	-21.4%
Total other expense	$26,927	$25,894	$1,033	4.0%	$80,756	$84,391	$(3,635)	-4.3%

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2020 compared to the same period in 2019:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense and increases for merit raises and applicable payroll taxes. There were 816 and 830 full-time equivalent employees at September 30, 2020 and 2019, respectively.

•	The decrease in occupancy and equipment expense was due to a decrease in expense for software and other uncapitalized equipment offset by an increase in rent expense.

•	The decrease in net other real estate owned expense was primarily due less properties owned during 2020 compared to 2019.
•	Expense for amortization of intangible assets decreased due to less amortization for core deposit intangibles for the three months ended September 30, 2020 compared to 2019.
•	The increase in other operating expenses was primarily due to an increase in data processing costs.
•

On a net basis, all other categories of operating expenses decreased slightly during the period compared to last year. The decrease is primarily due to a decrease in marketing and promotion offset by an increase in legal and professional expenses.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2020 compared to the same period in 2019:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense and increases for merit raises and applicable payroll taxes. There were 816 and 830 full-time equivalent employees at September 30, 2020 and 2019, respectively.

•	The decrease in occupancy and equipment expense was due to a decrease in expenses for software and uncapitalized equipment.
•

The decrease in net other real estate owned expense was primarily due to more gains on properties sold during 2020 than properties sold during 2019 and a decrease in property maintenance expense due to less properties currently owned.

•

Expense for amortization of intangible assets decreased due to less amortization for core deposit intangibles and a decrease in the amount of mortgage servicing rights impairment reserve recorded for nine months ended September 30, 2020 and 2019

•

The decline in other operating expenses was primarily due to decreases in loan collection expense, business meals and entertainment expense, and acquisition costs offset by an increase in data processing costs and dealer referral fees.

•

On a net basis, all other categories of operating expenses increased primarily due an increase in legal and professional expenses FDIC insurance assessments offset by a decrease in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $10.0 million (23.96%effective tax rate) for the nine months ended September 30, 2020, compared to $11.8 million (24.7% effective tax rate) for the same period in 2019.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

Analysis of Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2020 and December 31, 2019 (dollars in thousands)

	September 30, 2020		December 31, 2019
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,005	1.52%	$175,970	2.39%
Obligations of states and political subdivisions	223,082	2.78%	172,460	2.98%
Mortgage-backed securities: GSE residential	386,226	2.26%	391,307	2.79%
Other securities	9,990	5.21%	4,028	3.44%
Total securities	$723,303	2.36%	$743,765	2.83%

At September 30, 2020, the Company’s investment portfolio decreased by $20.5 million from December 31, 2019 primarily due to an increase in called securities following declines in interest rates. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of September 30, 2020 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2020 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$93,990	$94,867	$20,113	$74,509	$—	$—	$—	$245
Obligations of state and political subdivisions	223,082	232,935	26,436	156,637	48,532	—	—	1,330
Mortgage-backed securities (2)	386,226	399,300	1,086	—	—	—	—	398,214
Other securities	9,990	10,125	—	—	—	—	—	10,125
Total available-for-sale	$713,288	$737,227	$47,635	$231,146	$48,532	$—	$—	$409,914
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,015	$10,162	$—	$10,162	$—	$—	$—	$—
Equity securities:
Federal Agricultural Mtg Corp	$84	$185	$—	$—	$—	$—	$—	$185

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$167,515	5.2%	$94,142	3.5%
Agricultural real estate	256,230	7.9%	240,241	8.9%
1-4 Family residential properties	339,172	10.5%	336,427	12.5%
Multifamily residential properties	139,255	4.3%	153,948	5.7%
Commercial real estate	1,177,571	36.3%	995,702	36.9%
Loans secured by real estate	2,079,743	64.2%	1,820,460	67.5%
Agricultural loans	141,074	4.4%	136,124	5.1%
Commercial and industrial loans	807,668	25.0%	528,973	19.6%
Consumer loans	80,348	2.5%	83,183	3.1%
All other loans	127,414	3.9%	126,607	4.7%
Total loans	$3,236,247	100.0%	$2,695,347	100.0%

Loan balances increased $540.9 million, or 20.1% of which approximately $183 million were loans purchased from Stifel Bank and $262 million were PPP loans. The balance of real estate loans held for sale, included in the balances shown above, amounted to $4.4 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Central region	$609,611	18.8%	$568,256	21.1%
Sullivan region	385,032	11.9%	404,169	15.0%
Decatur region	729,384	22.5%	602,716	22.3%
Peoria region	520,349	16.1%	443,526	16.5%
St. Louis Metro region	856,369	26.5%	547,156	20.3%
Southern region	135,502	4.2%	129,524	4.8%
Total all regions	$3,236,247	100.0%	$2,695,347	100.0%

Loans are geographically dispersed among these regions located in central and southern Illinois and the St. Louis Metro area. While these regions have experienced some economic stress during 2020 and 2019, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2020 and December 31, 2019, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2020		December 31, 2019
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$326,936	10.10%	$301,469	11.18%
Lessors of non-residential buildings	411,616	12.72%	300,611	11.15%
Lessors of residential buildings & dwellings	298,118	9.21%	284,378	10.55%
Other gambling industries	122,718	3.79%	90,429	3.36%
Hotels and motels	124,569	3.85%	120,735	4.48%
Nursing care facilities (skilled nursing)	112,364	3.47%	92,452	3.43%

The concentration of nursing care facilities was less than 25% of total risk-based capital as of December 31, 2019 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk- based capital.

The following table presents the balance of loans outstanding as of September 30, 2020, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$37,440	$55,372	$74,703	$167,515
Agricultural real estate	23,454	79,200	153,576	256,230
1-4 Family residential properties	22,355	63,838	252,979	339,172
Multifamily residential properties	17,339	69,516	52,400	139,255
Commercial real estate	103,566	510,460	563,545	1,177,571
Loans secured by real estate	204,154	778,386	1,097,203	2,079,743
Agricultural loans	107,485	29,294	4,295	141,074
Commercial and industrial loans	168,850	562,473	76,345	807,668
Consumer loans	4,840	59,895	15,613	80,348
All other loans	18,254	26,280	82,880	127,414
Total loans	$503,583	$1,456,328	$1,276,336	$3,236,247

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of September 30, 2020, loans with maturities over one year consisted of approximately $2.2 billion in fixed rate loans and approximately $537 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Nonaccrual loans	$19,805	$25,118
Restructured loans which are performing in accordance with revised terms	2,634	2,700
Total nonperforming loans	22,439	27,818
Repossessed assets	2,273	3,720
Total nonperforming loans and repossessed assets	$24,712	$31,538
Nonperforming loans to loans, before allowance for loan losses	0.69%	1.03%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.76%	1.17%

The $5,313,000 decrease in nonaccrual loans during 2020 resulted from the net of $5,046,000 of loans put on nonaccrual status offset by $7,913,000 of loans becoming current or paid-off, $214,000 of loans transferred to other real estate and $2,232,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$164	0.8%	$41	0.2%
Agricultural real estate	356	1.8%	479	1.9%
1-4 Family residential properties	7,600	38.4%	7,379	29.3%
Multifamily Residential properties	2,196	11.1%	3,137	12.5%
Commercial real estate	3,690	18.6%	4,351	17.3%
Loans secured by real estate	14,006	70.7%	15,387	61.2%
Agricultural loans	881	4.4%	769	3.1%
Commercial and industrial loans	4,545	23.0%	8,441	33.6%
Consumer loans	373	1.9%	521	2.1%
Total loans	$19,805	100.0%	$25,118	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1,021,000 and $915,000 for the nine months ended September 30, 2020 and 2019, respectively.

The $1,447,000 decrease in repossessed assets during the first nine months of 2020 resulted from $262,000 of additional assets repossessed and $1,709,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,436	63.2%	$1,826	49.1%
1-4 family residential properties	54	2.4%	1,024	27.6%
Multi-family residential properties	—	0.0%	64	1.7%
Commercial real estate	730	32.1%	730	19.6%
Total real estate	2,220	97.7%	3,644	98.0%
Consumer loans	53	2.3%	76	2.0%
Total repossessed collateral	$2,273	100.0%	$3,720	100.0%

Repossessed assets sold during the first nine months of 2020 resulted in net gains of $427,000, of which $451,000 of net gains was related to real estate asset sales and $24,000 of net losses was related to other repossessed assets. Repossessed assets sold during the same period in 2019 resulted in net losses of $99,000, of which $77,000 of net losses was related to real estate asset sales and $9,000 of net gains was related to other repossessed assets and write downs of $31,000.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2020, the Company’s loan portfolio included $397.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $326.9 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $20.9 million from $376.4 million at December 31, 2019 while loans concentrated in other grain farming increased $25.4 million from $301.5 million at December 31, 2019. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $124.6 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $411.6 million of loans to lessors of non-residential buildings, $298.1 million of loans to lessors of residential buildings and dwellings, and $122.7 million of loans to other gambling industries.

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

Analysis of the allowance for credit losses as of September 30, 2020 and 2019, and of changes in the allowance for the three and nine months ended September 30, 2020 and 2019, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average loans outstanding, net of unearned income	$3,209,679	$2,577,901	$3,003,488	$2,588,061
Allowance-prior year end of period	38,381	26,359	26,911	26,189
Adjustment for adoption of ASU 2013-16	—	—	1,672	—
Allowance - beginning of period	38,381	26,359	28,583	26,189
Charge-offs:
Construction & Land Development	13	—	13	—
1-4 Family residential	48	514	313	711
Commercial Real Estate	—	866	551	1,027
Agricultural	—	15	—	24
Commercial & Industrial	368	724	1,651	983
Consumer	127	341	414	825
Total charge-offs	556	2,460	2,942	3,570
Recoveries:
1-4 Family Residential	24	59	226	74
Commercial Real Estate	73	5	78	6
Commercial & Industrial	28	47	143	88
Consumer	82	73	327	258
Total recoveries	207	184	774	426
Net charge-offs (recoveries)	349	2,276	2,168	3,144
Provision for loan losses	3,883	2,658	15,500	3,696
Allowance-end of period	$41,915	$26,741	$41,915	$26,741
Ratio of annualized net charge-offs to average loans	0.04%	0.35%	0.10%	0.16%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.30%	1.02%	1.30%	1.02%
Ratio of allowance for credit losses to nonperforming loans	187%	110%	187%	110%

The ratio of allowance for credit losses to loans outstanding was 1.30% as of September 30, 2020 compared to 1.02% as of September 30, 2019. Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.41% as of September 30, 2020. The ratio of the allowance for credit losses to nonperforming loans is 187% as of September 30, 2020 compared to 110% as of September 30, 2019. The increase in this ratio is primarily due to the increase in the allowance for credit losses and a decline in nonperforming loans at September 30, 2020 compared to September 30, 2019. The increase in allowance for credit losses is primarily due to the impacts of COVID-19 on the operations and earnings of borrowers, as well as, increases in loan balances and net charge offs.

During the first nine months of 2020, the Company had net charge-offs of $2,168,000 compared to net charge-offs of $3,144,000 in 2019. During the first nine months of 2020, there were significant charge-offs of four commercial real estate loans to three borrowers totaling $482,000 and seven commercial loans to three borrowers totaling $1.4 million. During the first nine months of 2019, there were significant charge offs of six commercial real estate loans to four borrowers of $1,041,000 and one commercial operating loan to one borrower of $582,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019 (dollars in thousands):

	Nine months ended September 30, 2020		Nine months ended September 30, 2019		Year ended December 31, 2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$747,350	—%	$602,968	—%	$608,106	—%
Interest-bearing	1,494,883	0.25%	1,303,735	0.52%	1,303,814	0.50%
Savings	460,705	0.09%	438,450	0.14%	437,549	0.13%
Time deposits	545,530	1.71%	641,911	1.87%	630,369	1.88%
Total average deposits	$3,248,468	0.42%	$2,987,064	0.65%	$2,979,838	0.64%

During the first nine months of 2020, the average balance of deposits increased by $268.6 million from the average balance for the year ended December 31, 2019. Average non-interest-bearing deposits increased by $139.2 million, average interest- bearing balances increased by $191.2 million, savings account balances increased $23.2 million and balances of time deposits decreased $84.8 million.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019 (in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Year ended December 31, 2019
High month-end balances of total deposits	$3,619,836	$3,046,212	$3,046,212
Low month-end balances of total deposits	2,873,260	2,945,040	2,917,366

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
3 months or less	$59,520	$81,910
Over 3 through 6 months	68,570	55,495
Over 6 through 12 months	90,906	95,725
Over 12 months	84,599	107,861
Total	$303,595	$340,991

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2020 and December 31, 2019 is presented below (dollars in thousands):

	September 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$170,345	$208,109
Federal Home Loan Bank advances:
Fixed term – due in one year or less	13,954	39,000
Fixed term – due after one year	80,000	74,895
Other borrowings
Fed funds	—	5,000
Junior subordinated debentures	18,985	18,858
Total	$283,284	$345,862
Average interest rate at end of period	0.88%	1.08%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$350,288	$208,109
Federal Home Loan Bank advances:
FHLB-Overnight	—	25,000
Fixed term – due in one year or less	59,904	66,000
Fixed term – due after one year	80,000	74,895
Other borrowings
Federal funds purchased	8,000	5,000
Debt due in one year or less	5,000	—
Debt due after one year	—	6,549
Junior subordinated debentures	18,985	29,126

Averages for the period (YTD):
Securities sold under agreements to repurchase	$229,241	$169,437
Federal Home Loan Bank advances:
FHLB-overnight	2,445	7,148
Fixed term – due in one year or less	26,072	63,151
Fixed term – due after one year	82,445	39,331
Other borrowings
Federal funds purchased	701	616
Loans due in one year or less	876	—
Loans due after one year	—	1,825
Junior subordinated debentures	18,915	26,649
Total	$360,695	$308,157
Average interest rate during the period	0.91%	1.66%

Securities sold under agreements to repurchase decreased $37.8 million during the first nine months of 2020 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2020 the fixed term advances consisted of $94 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of September 30, 2020. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. At the time of the renewal, the maximum available balance was increased to $15 million from $10 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the then existing covenants at September 30, 2020 and 2019, and December 31, 2019.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”).  The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum.

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 1.85% and 3.49% at September 30, 2020 and December 31, 2019, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.10% and 3.74% at September 30, 2020 and December 31, 2019, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.95% and 3.59% at September 30, 2020 and December 31, 2019, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2020 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$143,790	$—	$—	$—	$—	$—	$143,790	$143,790
Certificates of deposit investments	245	1,715	735	—	—	—	2,695	2,695
Taxable investment securities	233,967	109,753	46,311	26,150	18,203	84,894	519,278	519,425
Nontaxable investment securities	39,569	19,780	15,780	11,325	21,993	119,702	228,149	228,149
Loans	1,173,002	753,449	373,309	353,425	422,958	160,104	3,236,247	3,181,723
Total	$1,590,573	$884,697	$436,135	$390,900	$463,154	$364,700	$4,130,159	$4,075,782
Interest-bearing liabilities:
Savings and NOW accounts	$394,198	$135,489	$135,489	$135,489	$135,489	$602,778	$1,538,932	$1,538,932
Money market accounts	546,136	24,046	24,046	24,046	24,046	93,942	736,262	736,262
Other time deposits	364,279	87,696	28,052	16,690	10,253	70	507,040	512,501
Short-term borrowings/debt	170,345	—	—	—	—	—	170,345	170,349
Long-term borrowings/debt	32,939	10,000	15,000	—	15,000	40,000	112,939	111,409
Total	$1,507,897	$257,231	$202,587	$176,225	$184,788	$736,790	$3,065,518	$3,069,453
Rate sensitive assets – rate sensitive liabilities	$82,676	$627,466	$233,548	$214,675	$278,366	$(372,090)	$1,064,641
Cumulative GAP	82,676	710,142	943,690	1,158,365	1,436,731	1,064,641
Cumulative amounts as % of total Rate sensitive assets	2.0%	15.2%	5.7%	5.2%	6.7%	-9.0%
Cumulative Ratio	2.0%	17.2%	22.8%	28.0%	34.8%	25.8%

The static GAP analysis shows that at September 30, 2020, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2020, the Company’s stockholders' equity increased $34.4 million, or 6.5%, to $561 million from $527 million as of December 31, 2019. During the first nine months of 2020, net income contributed $31.7 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $8.6 million, net of tax. Dividends of $6.7 million were paid during the second quarter of 2020.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2020 and December 31, 2019, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to risk-weighted assets)
Company	$487,974	15.73%	$325,667	> 10.50%	N/A	N/A
First Mid Bank	433,096	14.03	324,094	> 10.50	$308,661	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	450,327	14.52	263,635	> 8.50	N/A	N/A
First Mid Bank	395,449	12.81	262,361	> 8.50	246,928	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	431,342	13.91	217,111	> 7.00	N/A	N/A
First Mid Bank	395,449	12.81	216,062	> 7.00	200,629	> 6.50
Tier 1 Capital (to average assets)
Company	450,327	10.33	174,460	> 4.00	N/A	N/A
First Mid Bank	395,449	9.11	173,654	> 4.00	217,067	> 5.00

December 31, 2019
Total Capital (to risk-weighted assets)
Company	$444,305	15.74%	$296,378	> 10.50%	N/A	N/A
First Mid Bank	411,196	14.65	294,703	> 10.50	$280,670	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	417,394	14.79	239,925	> 8.50	N/A	N/A
First Mid Bank	384,285	13.69	238,569	> 8.50	224,536	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	398,536	14.12	197,585	> 7.00	N/A	N/A
First Mid Bank	385,285	13.69	196,469	> 7.00	182,435	> 6.50
Tier 1 Capital (to average assets)
Company	417,395	11.20	149,044	> 4.00	N/A	N/A
First Mid Bank	384,285	10.37	148,268	> 4.00	185,335	> 5.00

The Company's risk-weighted assets, capital and capital ratios for September 30, 2020 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2020, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. The Company awarded 25,200 and 25,950 restricted stock awards during 2020 and 2019, respectively and 16,950 and 15,540 as stock unit awards during 2020 and 2019, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2020, 11,037 shares were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2020, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2020, the excess collateral at the FHLB would support approximately $642 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•

In addition, as of September 30, 2020, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2020 and 2019 and December 31, 2019.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2020 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$507,040	$364,279	$115,748	$26,943	$70
Debt	18,985	—	—	—	18,985
Other borrowing	264,299	184,317	24,982	15,000	40,000
Operating leases	19,396	2,651	4,610	3,336	8,799
Supplemental retirement	448	50	100	100	198
	$810,168	$551,297	$145,440	$45,379	$68,052

For the nine months ended September 30, 2020, net cash of $33.1 million was provided by operating activities, $519.6 million was used in investing activities, and $633.9 million was provided by financing activities. In total, cash and cash equivalents increased by $147.3 million since year-end 2019.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Unused commitments and lines of credit:
Commercial real estate	$97,649	$122,479
Commercial operating	411,128	308,393
Home equity	41,846	38,933
Other	97,745	103,912
Total	$648,368	$573,717
Standby letters of credit	$11,122	$11,535

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

2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Eval Sub Inc., LINCO Bancshares, Inc., and the sellers as defined therein, dated September 25, 2020 (incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2020.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: November 6, 2020

Joseph R. Dively
President and Chief Executive Officer

Matthew K. Smith
Chief Financial Officer