Form 10-K
period 2020-12-31
FIRST MID BANCSHARES, INC.
filed 2021-03-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-13368

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1421 Charleston Avenue, Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting  under Section 404(b) of the Sarbanes-Oxley Act (15 U.D.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $399,766,582. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 8, 2021, 18,039,242 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2021 Annual Meeting of Shareholders to be held on April 28,2021	III

PART I

ITEM 1.	BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), formerly known as First Mid-Illinois Bancshares, Inc., is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiaries, First Mid Bank & Trust, N.A. (“First Mid Bank”) and Providence Bank (“Providence Bank”). The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. In addition, the Company also wholly owns three statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), and FBTC Statutory Trust I ("FBTCST I"), all of which are unconsolidated subsidiaries of the Company. Providence Bank was acquired by the Company on February 22, 2021, and it is anticipated that Providence Bank will be merged with and into First Mid Bank in the second quarter of 2021.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982. First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992, and subsequently changed its name to First Mid Bank & Trust, N.A. in 2019. The Company has also acquired all the outstanding stock of a number of community banks or thrift institutions, and subsequently combined their operations with those of the Company and First Mid Bank.

Human Capital Resources

One of the Company’s strategic priorities is to be an empowering employer. This means striving to be a respected employer with a culture of ownership through engaged and empowered employees.  The Company completes periodic engagement surveys with its employees to ensure employees are engaged and identify and focus on any areas needing improvement.   The Company is committed to provide employees with fair compensation and benefits, which in turn, helps to attract and retain talent. The Company places a high priority on staff development, which involves extensive training.  All new employees go through a new hire orientation where they get acclimated to the Company’s vision, values and strategic priorities.  The Company provides an internal job shadowing program for all employees to better understand other roles within the Company that can produce advancement opportunities.  In addition, the Company provides extensive leadership training to managers administered through a third party.  As part of this training, development action plans are put in place focused on an engaged workforce, specific employee advancements and succession.

None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits. During 2020, the Company made an investment in readjusting job grades and pay ranges to better align positions with current market rates, making them more attractive and competitive. In addition, the Company enhanced its benefits for paid time off with changes to vacation and sick time schedules.

The Company has a strong outreach program where it partners with diverse job boards and community organizations to assist in connecting to diverse candidates.  The Company diversifies its recruiting efforts through community outreach, job fairs and job boards focused on minorities to be able to reach qualified underrepresented groups.  There is a talent acquisition strategy to promote the employer brand to continue to increase the talent pool and there is respect for the uniqueness of individuals and experience that diversity provides to the Company. This is demonstrated in the Company’s diversity and inclusion policy which is proudly shared with employees and candidates.  Annual training on diversity and inclusion is also provided to all employees so Company values are clearly demonstrated.

As of December 31, 2020, the Company and its subsidiaries employed 824 people on a full-time equivalent basis. The demographics of the Company’s employee base include approximately 75% female, 5.3% minority and 1.2% veterans.  The Company also tracks and develops strategic initiatives on voluntary turnover for full-time employees. The annual voluntary turnover for 2020 was 14%.

Business Strategies

Vision Statement. The Company’s vision statement is to be a nimble, independent, community-focused financial organization committed to quality, growth and earned independence for the benefit of all stakeholders.

Growth Strategy. The Company believes that growth of revenues and its customer base is vital to the goal of increasing the value of its shareholders’ investment. The Company strives to create shareholder value by maintaining a strong balance sheet and increasing profits.

Management attempts to grow in two primary ways:

•	by organic growth through adding new customers and selling more products and services to existing customers; and
•	by strategic acquisitions.

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel attempt to match products and services with the particular financial needs of individual customers and prospective customers. Many senior officers of the organization are required to attend monthly meetings where they report on their business development efforts and results. Executive management uses these meetings as an educational and risk management opportunity as well. Cross-selling opportunities are encouraged and measured between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans. Total commercial real estate loans have increased from $630 million at December 31, 2016 to $1,174 million at December 31, 2020. Of this increase, approximately $156 million was the result of the acquisition of First Clover Leaf in the third quarter of 2016, $55 million was the result of the acquisition of First Bank during the second quarter of 2018, $50 million was the result of the acquisition of Soy Capital Bank (“SCB”) during the fourth quarter of 2018 and $95 million was the result of loans acquired from Stifel Bank during the second quarter of 2020. Approximately 65% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2020. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank and Providence Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $66.9 million at December 31, 2020. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $3.2 million (0.14% of total loans) over the past five years. Nonperforming loans were $28.1 million (0.90% of total loans) at December 31, 2020. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2020, the Company’s net interest margin on a tax-effected basis decreased to 3.27% from 3.64% in 2019 primarily due to less accretion income and lower interest rates in a more competitive and challenging interest rate environment.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank and Providence Bank do business. The bank competes for commercial and individual deposits and loans with many east central Illinois, Missouri and Texas banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2020, First Mid Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Clark, Coles, Cumberland, Dewitt, Douglas, Edgar, Effingham, Jackson, Jefferson, Kankakee, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson and in Missouri, St. Louis county. Each branch primarily serves the community in which it is located. First Mid Bank served forty-one different communities with sixty-two separate locations in Illinois, 1 location in Missouri, and a loan production office in Indiana.

Providence Bank, which was acquired February 22, 2021 currently operates branches in the Illinois county of Saint Clair, the Missouri counties of Boone, Lincoln, Cole, Camden, Saint Charles and Saint Louis, and the Texas county of Tarrant.

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

Loan Acquisition

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis metro market totaling $183 million.

LINCO Bancshares, Inc.

On September 25, 2020, the Company and Eval Sub Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly-owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by LINCO) was converted into and became the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO have collectively elected pursuant to the Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger.   In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The Merger closed on February 22, 2021.  It is anticipated that Providence Bank will be merged with and into First Mid Bank in the second quarter of 2021.  At the time of the bank merger, Providence Bank's banking offices will become branches of First Mid Bank.

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

Supervision and Regulation General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the

Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Missouri Division of Finance (“MDOF”), the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effects on the business, operations and prospects of the Company, First Mid Bank and Providence Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

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
•

After a three-year phase-in period which began January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital. Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as the Company, will continue to count as Tier 1 capital.

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

Third, the proposed rule required banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, such as the Company, to phase out over ten years any trust preferred securities and cumulative perpetual preferred securities from its Tier 1 capital regulatory capital. The final rule, however, permanently grandfathered into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009, any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010.

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

As of December 31, 2020, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 18.82%, a Tier 1 risk-based ratio of 14.63%, a common equity Tier 1 capital ratio of 14.03% and a leverage ratio of 10.22%.

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

First Mid Bank and Providence Bank

General. First Mid Bank is a national bank, chartered under the National Bank Act. Providence Bank is a Missouri chartered depository trust company.The FDIC insures the deposit accounts of the Banks. The Banks are members of the Federal Reserve System and are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, the MDOF, as the primary regulator of Missouri chartered banks, and the FDIC, as administrator of the deposit insurance fund.

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

The Deposit Insurance Fund Reserve Ratio as of June 30, 2019 was 1.40 percent and therefore, Small Bank Assessment Credits were applied to second quarter assessment invoices (paid in September 2019). As a result, First Mid Bank received a credit of $256,944. The Deposit Insurance Fund Reserve Ratio as of September 30, 2019 was 1.41 percent and therefore, Small Bank Assessment Credits were also applied to third quarter assessment invoices (paid in December 2019). As a result, First Mid Bank received a credit of $254,705. These amounts were reversed from previously accrued expense. First Mid Bank had a remaining Small Bank Assessment Credit of $420,204 as of December 31, 2019. This remainder was applied to the fourth quarter assessment (paid in March 2020).

The Company expensed $1,309,000, $206,000 and $967,000 for its insurance assessment during 2020, 2019 and 2018 respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $12,000 and $92,000 for this assessment during 2019 and 2018, respectively.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2020, 2019, and 2018 the Company expensed supervisory fees totaling $572,000, $620,000, and $596,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of the bank.

Capital Requirements. The banking regulators has established the following minimum capital standards for banks as of 2019, which include the full phase in of the capital conservation buffer in a total capital to total risk-based capital ratio of not less than 10.50%, a Tier 1 risk-based ratio of not less than 8.50%, a common equity Tier 1 capital ratio of not less than 7.00%, and a Tier 1 leverage ratio of not less than 4.00%. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2020, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.30%, Tier 1 risk-based ratio was 13.12%, common equity Tier 1 ratio was 13.12% and leverage ratio was 9.18%.

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately- capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and in the most severe cases, appointing a conservator or receiver for the institution.

Dividends. The National Bank Act impose limitations on the amount of dividends that may be paid by a bank. Generally, a bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2020. As of December 31, 2020, approximately $46.2 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions. First Mid Bank and Providence Bank are subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank or Providence Bank to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

First Mid Bank and Providence Bank are is subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Community Reinvestment Act. First Mid Bank and Providence Bank are subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Mid Bank and Providence Bank received satisfactory CRA ratings from their regulator in their most recent CRA examination.

Consumer Laws and Regulations. In addition to the laws and regulations discussed above, First Mid Bank and Providence Bank are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or marketing to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (61)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (52)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (46)	Executive Vice President and Chief Financial Officer
Eric S. McRae (55)	Executive Vice President
Bradley L. Beesley (49)	Executive Vice President
Laurel G. Allenbaugh (60)	Executive Vice President
Clay M. Dean (46)	Executive Vice President
Amanda D. Lewis (41)	Executive Vice President
David Hiden (58)	Senior Vice President
Christopher L. Slabach (58)	Senior Vice President
Rhonda Gatons (49)	Senior Vice President
Jason Crowder (50)	Senior Vice President

Joseph R. Dively, age 61, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 52, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 46, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017.  He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Eric S. McRae, age 55, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since January 2017. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 49, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 60, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Clay M. Dean, age 46, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 41, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

David Hiden, age 58, has been Senior Vice President, Chief Information Officer of the Company since July 2018.

Christopher L. Slabach, age 58, has been Senior Vice President of the Company since 2007 and Senior Vice President, Chief Risk Officer of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Rhonda Gatons, age 49, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Jason Crowder, age 50. has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to credit risk, interest rate and liquidity risk, operational risk, risks from economic and market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.

Credit Risks

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $2.1 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2020. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

The allowance for credit losses may prove inadequate or be negatively affected by credit risk exposures. The Company’s business depends on the creditworthiness of its customers. Management periodically reviews the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for credit losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for credit losses is not adequate, the Company’s business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

Interest Rate and Liquidity Risks

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

If the Company were unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities. As seen starting in the middle of 2007, significant turmoil and volatility in worldwide financial markets can result in a disruption in the liquidity of financial markets and could directly impact the Company to the extent it needs to access capital markets to raise funds to support its business and overall liquidity position. These types of situations could affect the cost of such funds or the Company’s ability to raise such funds. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers’ needs, which could adversely impact its financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section.

Operational Risks

A failure in or breach of the Company's operational or security systems, or those of its third-party service providers, including as a result of cyber-attacks, could disrupt the Company's business, result in unintentional disclosure or misuse of confidential or proprietary information, damage the Company's reputation, increase our costs and cause losses. As a financial institution, the company's operations rely heavily on the secure processing, storage and transmission of confidential and other information on its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the company's online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of these systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. Management cannot assert that any such failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed. While certain protective policies and procedures are in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance these protective measures.

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

If the Company’s stock price declines from levels at December 31, 2020, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill. Management obtained an independent goodwill valuation as of June 30, 2020 and performed its annual goodwill impairment assessment as of September 30, 2020. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

Economic and Market Conditions Risks

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

Decline in the strength and stability of other financial institutions may adversely affect the Company’s business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of clearing, counterparty or other relationships. The Company has exposure to different counterparties and executes transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, led to market-wide liquidity problems in recent years and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect the Company’s results of operations.

Other Business Risks

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

These factors may remain prevalent for a significant period and may continue to adversely affect the Company, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the coronavirus outbreak impacts the Company’s operations, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent of the impacts on the Company’s operations or the global economy as a whole is not yet known. However, the effects could have a material impact on the Company’s results of operations and heighten other of our known risks.

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

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois. This location is also used by the loan and deposit operations departments of First Mid Bank. In addition, the Company owns facilities located at 1500 Wabash Avenue, Mattoon, Illinois, and 1420 Wabash Avenue, Mattoon, Illinois which are used by branch support operations, and a facility located at 1321 Charleston Avenue, Mattoon, Illinois which is used by First Mid Wealth Management Company.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, MIDS for its data processing and by First Mid Bank for back room operations. First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-six counties throughout Illinois and one Missouri county. Of the sixty-three other banking offices operated by First Mid Bank, forty-three are owned and eighteen are leased from non-affiliated third parties. First Mid Bank also has a loan production office in metro Indianapolis.

Providence Bank conducts business through various facilities, owned and leased, located in six counties throughout Missouri, one Illinois county and one Texas county. Of the fourteen banking offices operated by Providence Bank, twelve are owned and two are leased from third parties. Providence also has loan production offices in Missouri, Texas and Indiana.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2019 was $58.2 million.

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

The Company’s common stock was held by approximately 953 shareholders of record as of December 31, 2020 and is included for quotation on the NASDAQ Stock Market, LLC under the trading symbol "FMBH".

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered payment of dividends semi-annually during 2020. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2020 – October 31, 2020	—	$—	—	$4,945,000
November 1, 2020 – November 30, 2020	—	—	—	5,108,000
December 1, 2020 – December 31, 2020	6,288	33.92	6,288	4,732,000
Total	6,288	$33.92	6,288	$4,732,000

All of the repurchase activity that occurred during the fourth quarter of 2020 resulted from shares withheld to cover taxes on employee stock vesting. There were no other shares repurchased during 2020. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2020	2019	2018	2017	2016
Summary of Operations
Interest income	$144,141	$149,721	$124,565	$99,555	$75,496
Interest expense	16,729	24,047	12,827	6,482	4,292
Net interest income	127,412	125,674	111,738	93,073	71,204
Provision for loan losses	16,103	6,433	8,667	7,462	2,826
Other income	59,520	56,017	35,414	30,336	26,912
Other expense	111,087	111,992	89,980	74,221	61,510
Income before income taxes	59,742	63,266	48,505	41,726	33,780
Income tax expense	14,472	15,323	11,905	15,042	11,940
Net income	45,270	47,943	36,600	26,684	21,840
Dividends on preferred shares	—	—	—	—	825
Net income available to common stockholders	$45,270	$47,943	$36,600	$26,684	$21,015
Per Common Share Data
Basic earnings per share	$2.71	$2.88	$2.53	$2.13	$2.07
Diluted earnings per share	2.70	2.87	2.52	2.13	2.05
Dividends declared per share	0.81	0.76	0.70	0.66	0.62
Book value per common share	33.94	31.58	28.57	24.32	22.51
Tangible Book Value per common share	26.29	23.59	20.22	18.73	16.84
Capital Ratios
Total capital to risk-weighted assets	18.82%	15.74%	13.63%	12.70%	12.79%
Tier 1 capital to risk-weighted assets	14.63%	14.79%	12.76%	11.83%	11.99%
Common equity tier 1 ratio	14.03%	14.12%	11.81%	10.78%	10.86%
Tier 1 capital to average assets	10.22%	11.20%	11.15%	9.91%	9.19%
Financial Ratios
Net interest margin (TE)	3.27%	3.64%	3.79%	3.70%	3.39%
Return on average assets	1.05%	1.25%	1.13%	0.94%	0.94%
Return on average common equity	8.24%	9.49%	9.59%	8.92%	9.30%
Dividend on common shares payout ratio	29.89%	26.39%	27.67%	30.99%	29.95%
Average equity to average assets	12.76%	13.17%	11.77%	10.59%	10.12%
Allowance for credit losses as a percent of total loans	1.34%	1.00%	0.99%	1.03%	0.92%
Year End Balances
Total assets	$4,726,348	$3,839,426	$3,839,734	$2,841,539	$2,884,535
Net loans, including loans held for sale	3,096,509	2,668,436	2,618,330	1,919,524	1,809,239
Total deposits	3,692,784	2,917,366	2,988,686	2,274,639	2,329,887
Total equity	568,228	526,609	475,864	307,964	280,673
Average Balances
Total assets	$4,301,960	$3,837,357	$3,241,574	$2,825,702	$2,333,866
Net loans, including loans held for sale	3,009,471	2,571,722	2,253,469	1,818,317	1,439,192
Total deposits	3,335,809	2,979,838	2,569,033	2,273,949	1,893,203
Total equity	549,127	505,279	381,646	299,389	236,254

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2020, 2019 and 2018. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of December 31, 2020, a total of $57.4 million was deferred through these programs.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. The initial PPP loans had a two-year term, while those originated after June 5, 2020 had a five-year term. All PPP loans earned interest at 1%. As of December  31, 2020, the Company has approved and outstanding with the SBA 1,846 PPP loans totaling $168.3 million. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce have the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented. To protect and ensure the safety of employees, as well as customers, all branch locations were transitioned to drive-thru use only. Most branch lobbies were re-opened in mid-June and then transitioned back to drive-thru in November 2020 as COVID-19 case were rising. The Company increased the number of available sick days to every employee impacted in anyway by COVID-19 and offered financial assistance for any employee with need.

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

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years.  The Company’s aggregate net charge offs over the last 20 years through December 31, 2020, were $32.9 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.  The Company maintains access to multiple sources of liquidity. As of December 31, 2020, the Company's total liquidity sources could provide $1.7 billion of total available capacity.

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

For the Years Ended December 31, 2020, 2019 and 2018 Overview

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company’s consolidated financial condition and results of consolidated operations.

Net income was $45.3 million, $47.9 million, and $36.6 million and diluted earnings per share were $2.70, $2.87, and $2.52 for the years ended December 31, 2020, 2019 and 2018, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Return on average assets	1.05%	1.25%	1.13%
Return on average common equity	8.24%	9.49%	9.59%
Average common equity to average assets	12.76%	13.17%	11.77%

Total assets at December 31, 2020, 2019 and 2018 were $4.73 billion, $3.84 billion, and $3.84 billion, respectively. Net loan balances increased to $3.10 billion at December 31, 2020, from $2.67 billion at December 31, 2019, from $2.62 billion at December 31, 2018. Of the increase in 2020, approximately $183 million was loans purchased from Stifel Bank and $168 million was PPP loans. The increase in 2019 was primarily due to increases in commercial real estate and construction and land development.

Total deposit balances increased to $3.69 billion at December 31, 2020 from $2.92 billion at December 31, 2019 and increased from $2.99 billion at December 31, 2018. The increase in 2020 was primarily due to approximately $62 million of deposits acquired from Stifel Bank for customer accounts in connection with loans acquired, increases in customers deposits for stimulus payments and PPP loan proceeds. The decrease in 2019 was primarily due to decreases in money market accounts and interest-bearing deposits.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.27% for 2020, 3.64% for 2019 and 3.79% for 2018.  In 2020 the decrease was primarily due to less accretion income and a decline in interest rates. In 2019 the decrease was primarily due to less accretion income and higher funding costs.

Net interest income increased to $127.4 million in 2020 from $125.7 million in 2019 and $111.7 million in 2018. During 2020, the increase in net interest income was primarily due to growth in earning assets offset by a decline in interest rates. During 2019, the increase in net interest income was primarily due to growth in earning assets as a result of loans and investment securities acquired from First Bank & SCB partially offset by an increase in cost of deposits and borrowings.

Non-interest income increased to $59.5 million in 2020 compared to $56.0 million in 2019 and $35.4 million in 2018. The increase in 2020 was primarily due to increases in wealth management revenues, insurance commissions and mortgage banking income. The increase in 2019 was due to the addition of First Bank during the second quarter of 2018 and the addition of SCB during the fourth quarter of 2018.

Non-interest expenses decreased $905,000, to $111.1 million in 2020 compared to $112.0 million in 2019, and $90.0 million in 2018. The decrease in 2020 was primarily declines in occupancy and equipment, amortization of intangibles, ATM/debit card expense and acquisition costs offset by increases in salary and benefits and FDIC insurance assessment expense. The increase in 2019 was primarily due to the acquisitions of First Bank and SCB.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2020 vs 2019	2019 vs 2018
Net interest income	$1,738	$13,936
Provision for loan losses	(9,670)	2,234
Other income, including securities transactions	3,503	20,603
Other expenses	905	(22,012)
Income taxes	851	(3,418)
Increase in net income	$(2,673)	$11,343

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $28.1 million at December 31, 2020 compared to $27.8 million at December 31, 2019, and $29.7 million at December 31, 2018. Repossessed Assets balances totaled $2.5 million at December 31, 2020 compared to $3.7 million at December 31, 2019, and $2.6 million at December 31, 2018. The Company’s provision for loan losses was $16.1 million for 2020, compared to $6.4 million for 2019, and $8.7 million for 2018. The increase in provision in 2020 was due to the adoption of ASU 2016-13 and impacts of COVID-19 on the operations and earnings of borrowers. The decrease of provision expense in 2019 is primarily due to a decrease in classified loans.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2020, 2019 and 2018 was 14.63%, 14.79%, and 12.76%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2020, 2019 and 2018 was 18.82%, 15.74% and 13.63%, respectively. The increases in these ratios in 2020 were primarily due to subordinated debt that qualified as Tier 2 capital and net income added to retained earnings. The increases in these ratios in 2019 were primarily due to net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2020, 2019 and 2018 were $615.5 million, $585.3 million, and $564.1 million, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Investment in Debt and Equity Securities. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at amortized cost. Available-for-sale and equity securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

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

Other Real Estate Owned. Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

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

Additionally, the Company reviews its uncertain tax positions annually. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

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

ASC 820 establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2,223,000, $2,152,000, and $2,025,000 for 2020, 2019, and 2018, respectively, were 3.20%, 3.58%, and 3.71% at December 31, 2020, 2019 and 2018, respectively. The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$140,470	$274	0.19%	$66,085	$1,702	2.58%	$27,911	$482	1.73%
Federal funds sold	1,149	3	0.24%	805	14	1.80%	615	8	1.32%
Certificates of deposit investments	3,771	84	2.23%	6,236	137	2.20%	3,013	66	2.18%
Investment securities
Taxable	545,525	11,376	2.09%	616,234	15,662	2.54%	514,220	13,070	2.54%
Tax-exempt (Municipals)(TE)(1)	200,128	7,075	3.54%	185,472	6,811	3.67%	173,151	6,540	3.78%
Loans (TE)(1)(2)(3)	3,046,814	127,552	4.19%	2,598,718	127,547	4.91%	2,276,500	106,424	4.67%
Total earning assets	3,937,857	146,364	3.72%	3,473,550	151,873	4.37%	2,995,410	126,590	4.24%
Cash and due from banks	87,194			82,197			48,948
Premises and equipment	59,068			59,590			45,780
Other assets	255,184			249,016			174,467
Allowance for credit losses	(37,343)			(26,996)			(23,031)
Total assets	$4,301,960			$3,837,357			$3,241,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits, interest-bearing	$1,557,264	3,732	0.24%	$1,303,814	6,483	0.50%	$1,194,089	3,293	0.28%
Savings deposits	469,276	426	0.09%	437,549	590	0.13%	395,028	579	0.15%
Time deposits	531,834	8,593	1.62%	630,369	11,866	1.88%	473,043	4,699	0.99%
Total Interest-bearing deposits	2,558,374	12,751	0.50%	2,371,732	18,939	0.80%	2,062,160	8,571	0.42%
Securities sold under agreements
to repurchase	219,298	488	0.22%	169,437	911	0.54%	140,622	330	0.23%
FHLB advances	106,688	1,851	1.73%	109,630	2,706	2.47%	97,701	2,071	2.12%
Federal funds purchased	525	10	1.90%	616	15	2.40%	3,794	97	2.55%
Subordinated debt	22,403	931	4.16%	26,649	1,476	5.54%	27,391	1,409	5.14%
Junior subordinated debentures	18,936	682	3.60%	—	—	—	—	—	—
Other debt	656	16	2%	1,825	—	—%	10,103	349	3.45%
Total borrowings	368,506	3,978	1.08%	308,157	5,108	1.67%	279,611	4,256	1.52%
Total interest-bearing liabilities	2,926,880	16,729	0.57%	2,679,889	24,047	0.90%	2,341,771	12,827	0.55%
Demand deposits	777,435			608,106			506,873
Other liabilities	48,518			44,083			11,284
Stockholders’ equity	549,127			505,279			381,646
Total liabilities & stockholders' equity	$4,301,960			$3,837,357			$3,241,574
Net interest income		$129,635			$127,826			$113,763
Net interest spread			3.15%			3.47%			3.69%
Impact of non-interest-bearing funds			0.12%			0.17%			0.10%
TE net yield on interest-earning assets			3.27%			3.64%			3.79%

(1)	Tax-exempt income is shown on a fully tax equivalent basis.
(2)	Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.
(3)	Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(1,428)	$949	$(2,377)	$1,220	$898	$322
Federal funds sold	(11)	4	(15)	6	3	3
Certificates of deposit investments	(53)	(55)	2	71	70	1
Investment securities:
Taxable	(4,286)	(1,685)	(2,601)	2,592	2,592	—
Tax-exempt	264	524	(260)	271	456	(185)
Loans (2)	5	20,226	(20,221)	21,123	15,496	5,627
Total interest income	(5,509)	19,963	(25,472)	25,283	19,515	5,768
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(2,751)	1,096	(3,847)	3,190	249	2,941
Savings deposits	(164)	35	(199)	11	76	(65)
Time deposits	(3,273)	(1,736)	(1,537)	7,167	1,467	5,700
Total interest-bearing deposits	(6,188)	(605)	(5,583)	10,368	1,792	8,576
Securities sold under agreements
to repurchase	(423)	219	(642)	581	46	535
FHLB advances	(855)	(71)	(784)	635	159	476
Federal funds purchased	(5)	(2)	(3)	(82)	(92)	10
Subordinated debt	931	931	—	67	(51)	118
Junior subordinated debentures	(794)	(359)	(435)	—	—	—
Other debt	16	—	16	(349)	(157)	(192)
Total borrowings	(1,130)	718	(1,848)	852	(95)	947
Total interest expense	(7,318)	113	(7,431)	11,220	1,697	9,523
Net interest income	$1,809	$19,850	$(18,041)	$14,063	$17,818	$(3,755)

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)	Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $1.8 million or 1.4% in 2020 compared to an increase of $14.1 million or 12.4% in 2019. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and interest-bearing deposits. The tax-effected net interest margin decreased primarily due to lower yields on loans and investments and less accretion income from acquisitions.

In 2020, average earning assets increased by $464.3 million, or 13.4%, and average interest-bearing liabilities increased by $247 million or 9.2%. In 2019, average earning assets increased by $478.1 million or 16.0% and average interest-bearing liabilities increased $338.1 million or 14.4% compared with 2018. Changes in average balances are shown below:

•

Average interest-bearing deposits held by the Company increased $74.4 million or 112.6% in 2020 compared to 2019. In 2019, average interest-bearing deposits held by the Company increased $38.2 million or 136.8% compared to 2018.

•	Average federal funds sold increased $0.3 million or 42.7% in 2020 compared to 2019. In 2019, average federal funds sold increased $0.2 million or 30.9% compared to 2018.
•

Average certificates of deposit investments decreased $2.5 million or 39.5% in 2020 compared to 2020. In 2019, average certificates of deposit investments increased $3.2 million or 107% compared to 2018.

•	Average loans increased by $448.1 million or 17.2% in 2020 compared to 2019. In 2019, average loans increased by $322.2 million or 14.2% compared to 2018.
•	Average securities decreased by $56.1 million or 7% in 2020 compared to 2019. In 2019, average securities increased by $114.3 million or 16.6% compared to 2018.
•	Average interest-bearing deposit liabilities increased by $186.6 million or 7.9% in 2020 compared to 2019. In 2019, average deposits increased by $309.6 million or 15% compared to 2018.

•

Average securities sold under agreements to repurchase increased by $49.9 million or 29.4% in 2020 compared to 2019. In 2019, average securities sold under agreements to repurchase increased by $28.8 million or 20.5% compared to 2018.

•	Average borrowings and other debt increased by $10.5 million or 7.6% in 2020 compared to 2019. In 2019, average borrowings and other debt decreased by $.3 million or 0.2% compared to 2018.
•	Net interest margin decreased to 3.27% compared to 3.64% in 2019 and 3.79% in 2018. Asset yields decreased by 65 basis points in 2020, and interest- bearing liabilities decreased by 33 basis points.

Provision for Loan Losses

The provision for loan losses in 2020 was $16,103,000 compared to $6,433,000 in 2019 and $8,667,000 in 2018. Nonperforming loans increased to $28,123,000 at December 31, 2020 from $27,818,000 at December 31, 2019 and $29,749,000 at December 31, 2018. The increase in provision expense in 2020 was primarily due to the adoption of ASU 2016-13 and additional provision due to impacts of COVID-19 on borrower operations and earnings. The decrease in provision expense in 2019 was primarily due to the decrease in nonperforming loans. Net charge-offs were $2,776,000 during 2020, $5,711,000 during 2019 and $2,455,000 during 2018. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for credit losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				Change From Prior Year
				2020		2019
	2020	2019	2018	$	%	$	%
Wealth management revenues	$16,153	$15,570	$8,460	$583	3.7%	$7,110	84.0%
Insurance commissions	17,477	16,029	5,592	1,448	9.0%	10,437	186.6%
Service charges	5,862	7,837	7,435	(1,975)	-25.2%	402	5.4%
Securities gains	1,106	802	901	304	37.9%	(99)	-11.0%
Mortgage banking	5,075	1,746	1,205	3,329	190.7%	541	44.9%
ATM / debit card revenue	8,962	8,491	7,487	471	5.5%	1,004	13.4%
Bank Owned Life Insurance	1,730	1,755	1,389	(25)	-1.4%	366	26.3%
Other	3,155	3,787	2,945	(632)	-16.7%	842	28.6%
Total other income	$59,520	$56,017	$35,414	$3,503	6.3%	$20,603	58.2%

Total non-interest income increased to $59.5 million in 2020 compared to $56.0 million in 2019 and $35.4 million in 2018. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•

Wealth management revenues increased in 2020 due to an increase in farm real estate brokerage fees and investment brokerage commissions offset by declines in market-based fees and farm management income. The increase in 2019 was due to increases in market value and revenue from defined contribution and other retirement accounts, an increase in revenue from brokerage accounts from new business development efforts and farm management and brokerage services and additional trust accounts added with the acquisition of Soy Capital. Total assets under management were $4.5 billion at December 31, 2020 compared to $4.3 billion at December 31, 2019 and $3.9 billion at December 31, 2018.

•

Insurance commissions increased in 2020 primarily due to increases in contract bond revenue and contingency income. During 2019, the growth was primarily due to an increase in insurance activities and revenues following the acquisition of SCB.

•

Fees from service charges decreased in 2020 due to a decline in overdraft fees primarily resulting from increased assistance related to COVID-19 such as stimulus payments and increased unemployment benefits and less spending during the shelter-in-place period. The increase in 2019 was primarily due to additional income from SCB transactions offset by a decrease in service charges based on the number of transactions.

•

Net securities gains in 2020 were $1,106,000 compared to $802,000 in 2019 and $901,000 in 2018. Sale of securities in 2020 resulted in greater net securities gains compared to the same period last year due to an increase in called securities resulting from the decline in interest rates during the first quarter of 2020.

•	The increase in mortgage banking income during 2020 was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$196 million (representing 1,315 loans) in 2020
•	$101 million (representing 741 loans) in 2019
•	$62 million (representing 489 loans) in 2018

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased in 2020 and 2019 primarily due to an increase in electronic transactions.
•

Bank owned life insurance decreased during 2020 due to a slight decline in the change in cash surrender value compared to the same period last year. The increase during 2019 was primarily due to $13.6 million in bank owned life insurance acquired in the SCB acquisition.

•

Other income decreased during 2020 compared to 2019 primarily due to an increase in waived fees and decreases in fees charged, and activity from First Mid Captive that did not occur in the same period last year, offset by fee income received from derivative transactions. The increase in 2019 is primarily due to increases in miscellaneous fees and revenues from the SCB and First Bank acquisitions.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				Change From Prior Year
				2020		2019
	2020	2019	2018	$	%	$	%
Salaries and benefits	$66,452	$62,578	$46,803	$3,874	6.2%	$15,775	33.7%
Occupancy and equipment	16,708	17,680	14,533	(972)	-5.5%	3,147	21.7%
Other real estate owned, net	42	443	282	(401)	-90.5%	161	57.1%
FDIC insurance assessment expense	1,309	219	1,059	1,090	497.7%	(840)	-79.3%
Amortization of other intangibles	5,062	5,848	3,215	(786)	-13.4%	2,633	81.9%
Stationery and supplies	1,080	1,104	963	(24)	-2.2%	141	14.6%
Legal and professional	5,427	5,164	5,243	263	5.1%	(79)	-1.5%
Marketing and promotion	1,616	2,031	1,794	(415)	-20.4%	237	13.2%
ATM / debit card expense	2,290	3,488	2,971	(1,198)	-34.3%	517	17.4%
Other operating expenses	11,101	13,437	13,117	(2,336)	-17.4%	320	2.4%
Total other expense	$111,087	$111,992	$89,980	$(905)	-0.8%	$22,012	24.5%

Total non-interest expense decreased to $111.1 million in 2020 from $112 million in 2019 and increased from $90 million in 2018. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•

Salaries and employee benefits, the largest component of other expense, increased primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense and increases for merit raises and applicable payroll taxes. The increase in 2019 is primarily due to additional employees from the First Bank and SCB acquisitions for all of 2019 and merit increases in 2019 for continuing employees during the first quarter of 2019. There were 824 full-time equivalent employees at December 31, 2020, compared to 827 at December 31, 2019, and 818 at December 31, 2018.

•

Occupancy and equipment expense decreased due to a decline in expenses for software and uncapitalized equipment. The increase in 2019 was primarily due to increases in maintenance and repair expenses, rent expense, and building insurance related to the acquisition of First Bank and SCB.

•

Net other real estate owned expense decreased primarily due to more gains on properties sold during 2020 than properties sold during 2019 and a decrease in property maintenance expense due to less properties currently owned. The increase in 2019 was primarily due to more losses on properties sold during 2019 than during 2018.

•

FDIC insurance expense increased due to less small business assessment credit applied during 2020 and an increase in assessment rates. The decrease in 2019 is primarily due to small business assessment credits received for the June and September FDIC insurance assessments. These amounts were reversed from previously accrued expense.

•

Amortization of other intangibles expense decreased during 2020 due to less amortization for core deposit intangibles. The increase in 2019 was due to amortization of additional core deposit intangibles from the First Bank and SCB acquisitions, customer list intangibles from the SCB.

•

ATM and debit card expenses decreased primarily due to growth incentives received that reduced expense. The increase in 2019 was primarily due to an increase in electronic transactions following the First Bank and SCB acquisitions that occurred in the second and fourth quarter of 2018.

•

Other operating expenses decreased during 2020 due to decreases in loan collection expense, business entertainment and seminar expenses and acquisition costs offset by increases in data processing costs. The increase in 2019 is primarily due to an increase in loan collection expenses and costs associated with the merger of SCB into First Mid Bank.

•

On a net basis, all other categories of operating expenses decreased during 2020 due to declines in marketing and promotion expenses offset by an increase in legal and professional fees. The increase in 2019 was primarily due to an increase in legal and professional fees primarily associated with the acquisitions of First Bank and SCB.

Income Taxes

Income tax expense amounted to $14,472,000 in 2020 compared to $15,323,000 in 2019, and $11,905,000 in 2018. Effective tax rates were 24.2% for 2020, 24.2% for 2019, and 24.5% for 2018. The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

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

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$132,083	1.25%	$175,970	2.39%	$270,816	2.38%
Obligations of states and political subdivisions	237,886	2.72%	172,460	2.98%	193,195	2.94%
Mortgage-backed securities: GSE residential	479,470	1.92%	391,307	2.79%	304,372	2.86%
Other securities	10,740	5.22%	4,028	3.44%	2,278	3.58%
Total securities	$860,179	2.08%	$743,765	2.83%	$770,661	2.72%

At December 31, 2020, the amortized cost of the Company’s investment portfolio increased by $116.4 million from December 31, 2019. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2020 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2020 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,067	$127,069	$29,684	$97,139	$—	$—	$—	$245
Obligations of state and political subdivisions	237,886	249,844	30,096	169,212	49,194	—	—	1,342
Mortgage-backed securities (2)	479,470	491,348	1,081	—	—	—	—	490,267
Other securities	10,740	10,979	—	—	—	—	—	10,979
Total available-for-sale	$855,163	$879,240	$60,861	$266,351	$49,194	$—	$—	$502,833
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016	$5,119	$—	$5,119	$—	$—	$—	$—
Equity securities:
Federal Agricultural Mtg Corp	$84	$218	$—	$—	$—	$—	$—	$218

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

		% Outstanding
	2020	Loans	2019	2018	2017	2016
Construction and land development	$122,479	3.9%	$94,142	$50,619	$107,594	$49,104
Agricultural real estate	254,341	8.1%	240,241	231,700	127,183	126,108
1-4 Family residential properties	325,762	10.4%	336,427	373,518	293,667	326,415
Multifamily residential properties	189,632	6.0%	153,948	184,051	61,798	83,200
Commercial real estate	1,174,300	37.4%	995,702	906,850	681,757	630,135
Loans secured by real estate	2,066,514	65.8%	1,820,460	1,746,738	1,271,999	1,214,962
Agricultural loans	137,352	4.4%	136,124	135,877	86,631	86,685
Commercial and industrial loans	738,313	23.5%	528,973	557,011	444,263	409,033
Consumer loans	78,002	2.5%	83,183	91,516	29,749	38,028
All other loans	118,238	3.8%	126,607	113,377	106,859	77,284
Total loans	$3,138,419	100.0%	$2,695,347	$2,644,519	$1,939,501	$1,825,992

Loan balances increased by $443.1 million or 16.4% from December 31, 2019 to December 31, 2020 of which approximately $183 million were loans purchased from Stifel Bank and $168.3 million were PPP loans. Loan balances increased by $50.8 million or 1.9% from December 31, 2018 to December 31, 2019 primarily due to increases in balances of commercial real estate and construction and land development.  The balances of loans sold into the secondary market were $196.4 million in 2020 compared to $101.4 million in 2019. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,924,000 and $1,820,000 as of December 31, 2020 and 2019, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Central region	$604,343	19.3%	$568,256	21.1%
Sullivan region	367,040	11.7%	404,169	15.0%
Decatur region	713,964	22.7%	602,716	22.3%
Peoria region	498,688	15.9%	443,526	16.5%
St. Louis metro region	820,246	26.1%	547,156	20.3%
Southern region	134,138	4.3%	129,524	4.8%
Total all regions	$3,138,419	100.0%	$2,695,347	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2020 and 2019, the Company does not consider these locations high risk areas since these regions have not experienced the significant volatility in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2020 and 2019, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2020		December 31, 2019
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$308,202	9.82%	$301,469	11.18%
Lessors of non-residential buildings	420,175	13.39%	300,611	11.15%
Lessors of residential buildings & dwellings	313,268	9.98%	284,378	10.55%
Other gambling industries	119,549	3.81%	90,429	3.36%
Hotels and motels	124,755	3.98%	120,735	4.48%
Nursing care facilities (skilled nursing)	114,937	3.66%	92,452	3.43%

The concentration of nursing care facilities (skilled nursing) industries was less than 25% of total risk-based capital as of December 31, 2019 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2020, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$30,920	$62,377	$29,182	$122,479
Agricultural real estate	22,023	85,638	146,680	254,341
1-4 Family residential properties	24,147	55,957	245,658	325,762
Multifamily residential properties	22,908	81,697	85,027	189,632
Commercial real estate	102,567	462,975	608,758	1,174,300
Loans secured by real estate	202,565	748,644	1,115,305	2,066,514
Agricultural loans	102,033	31,470	3,849	137,352
Commercial and industrial loans	191,668	460,574	86,071	738,313
Consumer loans	4,992	56,790	16,220	78,002
All other loans	12,934	29,364	75,940	118,238
Total loans	$514,192	$1,326,842	$1,297,385	$3,138,419

(1)	Based upon remaining contractual maturity.
(2)	Includes demand loans, past due loans and overdrafts.

As of December 31, 2020, loans with maturities over one year consisted of approximately $2.1 billion in fixed rate loans and approximately $502.2 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

Troubled debt restructurings are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. Repossessed assets represent property acquired as the result of borrower defaults on loans. These assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure or repossession. Write-downs occurring at foreclosure are charged against the allowance for credit losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs for subsequent declines in value are recorded in non-interest expense in other real estate owned along with other expenses related to maintaining the properties.

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$23,750	$25,118	$27,298	$16,659	$12,053
Troubled debt restructurings which are performing in accordance with revised terms	4,373	2,700	2,451	854	6,185
Total nonperforming loans	28,123	27,818	29,749	17,513	18,238
Repossessed assets	2,493	3,720	2,595	2,834	1,985
Total nonperforming loans and repossessed assets	$30,616	$31,538	$32,344	$20,347	$20,223
Nonperforming loans to loans, before allowance for credit losses	0.90%	1.03%	1.12%	0.90%	1.00%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.98%	1.17%	1.22%	1.05%	1.11%

The $1.4 million decrease in nonaccrual loans during 2020 resulted from the net of $10.8 million of loans put on nonaccrual status, offset by $0.6 million of loans transferred to other real estate owned, $2.3 million of loans charged off and $9.2 million of loans becoming current or paid-off. The amounts above do not include loans formerly identified as TDRs by SCB.

The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$162	0.7%	$41	0.2%
Agricultural real estate	359	1.5%	479	1.9%
1-4 Family residential properties	6,930	29.2%	7,379	29.3%
Multifamily residential properties	2,181	9.2%	3,137	12.5%
Commercial real estate	8,760	36.9%	4,351	17.3%
Loans secured by real estate	18,392	77.4%	15,387	61.2%
Agricultural loans	659	2.8%	769	3.1%
Commercial and industrial loans	4,372	18.4%	8,441	33.6%
Consumer loans	327	1.4%	521	2.1%
All Other loans	—	—%	—	—%
Total loans	$23,750	100.0%	$25,118	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $575,000, $906,000 and $1,189,000 for the years ended December 31, 2020, 20189 and 2018, respectively.

The $1,227,000 decrease in repossessed assets during 2020 resulted from the net of $835,000 of additional assets repossessed, $2,353,000 of repossessed assets sold and a $291,000 adjustment to a discount recorded at acquisition. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,436	57.6%	$1,826	49.1%
Agricultural real estate	—	—%	—	—%
1-4 family residential properties	71	2.8%	1,024	27.6%
Multi-family residential properties	—	0.0%	64	1.7%
Commercial real estate	982	39.4%	730	19.6%
Total real estate	2,489	99.8%	3,644	98.0%
Agricultural Loans	—	—%	—	—%
Commercial & Industrial Loans	—	—%	76	2.0%
Consumer Loans	4	0.2%	—	—%
Total repossessed collateral	$2,493	100.0%	$3,720	100.0%

Repossessed assets sold during 2020 resulted in total net gains of $107,000, of which $127,000 of net gains was related to real estate asset sales and $20,000 of net losses was related to other repossessed assets sales.

Loan Quality and Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for credit losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for credit losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

Management reviews economic factors including the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumers’ ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for credit losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2020, the Company’s loan portfolio included $391.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $308.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $15.3 million from $376.4 million at December 31, 2019 while loans concentrated in other grain farming increased $6.7 million from $301.5 million at December 31, 2019. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $124.8 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $420.2 million of loans to lessors of non-residential buildings, $313.3 million of loans to lessors of residential buildings and dwellings, $119.5 million of loans to other gambling industries and $114.9 million of loans to nursing care facilities.

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

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the Board of Directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a quarterly basis, the Board of Directors and management review the status of problem loans and determine a best estimate of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for credit losses.

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2020	2019	2018	2017	2016
Average loans outstanding, net of unearned income	$3,003,488	$2,598,718	$2,276,500	$1,836,617	$1,454,591
Adjustment for Adoption of ASU 2016-13	1,672	—	—	—	—
Allowance-beginning of period	28,583	26,189	19,977	16,753	14,576
Charge-offs:
Construction & land development	13	—	10	341	—
Agricultural real estate	—	—	—	—	—
1-4 Family residential properties	393	1,477	1,111	705	368
Commercial real estate	830	1,743	170	371	44
Agricultural loans	—	24	93	662	30
Commercial and Industrial loans	1,991	1,828	832	2,604	710
Consumer loans	617	1,254	777	512	523
Total charge-offs	3,844	6,326	2,993	5,195	1,675
Recoveries:
Construction & land development	—	—	—	33	34
Agricultural real estate	—	—	—	2	2
1-4 Family residential properties	299	91	102	209	227
Commercial real estate	169	12	0	236	5
Agricultural loans	—	—	—	—	7
Commercial and Industrial loans	179	155	145	219	263
Consumer loans	421	357	291	258	208
Total recoveries	1,068	615	538	957	1,026
Net charge-offs	2,776	5,711	2,455	4,238	649
Provision for loan losses	16,103	6,433	8,667	7,462	2,826
Allowance-end of period	$41,910	$26,911	$26,189	$19,977	$16,753
Ratio of annualized net charge-offs to average loans	0.09%	0.22%	0.11%	0.23%	0.05%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.34%	1.00%	0.99%	1.03%	0.92%
Ratio of allowance for credit losses to nonperforming loans	149.0%	96.7%	88.0%	114.1%	92.0%

The ratio of the allowance for credit losses to nonperforming loans was 149% as of December 31, 2020 compared to 96.7% as of December 31, 2019. The increase in this ratio is primarily due to changes in methodology following adoption of ASU 2016-13 and allowance allocated for the increase in performing loan balances. The amounts above do not include loans formerly identified as TDRs by Soy Capital Bank. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2020, the Company had net charge-offs of $2,776,000 compared to $5,711,000 in 2019. During 2020, there were significant charge-offs of eight commercial real estate loans to five borrowers of $760,000 and significant charge-offs of eleven commercial operating loans to five borrowers of $1.7 million. During 2019, there were significant charge-offs of seven commercial real estate loans to five borrowers of $1.8 million and significant charge-offs of six commercial operating loans to five borrowers of $1.9 million.

At December 31, 2020, the allowance for credit losses amounted to $41.9 million or 1.34% of total loans. Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.41%. At December 31, 2019, the allowance for credit losses amounted to $26.9 million or 1.00% of total loans. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for credit losses, in management's judgment, was allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction & land development	$1,666	3.9%	$1,146	3.5%	$561	1.9%
Agriculture real estate	1,084	8.1%	1,093	8.9%	1,246	8.8%
1-4 family residential	2,322	10.4%	1,386	12.5%	1,504	14.1%
Commercial real estate	19,660	43.4%	11,198	42.6%	11,102	41.3%
Agricultural	1,526	4.4%	1,386	5.1%	951	5.1%
Commercial & industrial	13,485	27.3%	9,273	24.3%	9,893	25.3%
Consumer	2,167	2.5%	1,429	3.1%	932	3.5%
Total allocated	41,910	100.0%	26,911	100.0%	26,189	100.0%
Unallocated	—	NA	—	NA	—	NA
Allowance at end of year	$41,910	100.0%	$26,911	100.0%	$26,189	100.0%

	December 31, 2017		December 31, 2016
		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Residential real estate	$886	16.2%	$874	20.1%
Commercial / Commercial real estate	16,546	70.8%	12,901	66.0%
Agricultural / Agricultural real estate	1,742	11.0%	2,249	11.6%
Consumer	803	2.0%	693	2.3%
Total allocated	19,977	100.0%	16,717	100.0%
Unallocated	—	NA	36	NA
Allowance at end of year	$19,977	100.0%	$16,753	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$777,435	—%	$608,106	—%	$506,873	—%
Interest-bearing	1,557,264	0.24%	1,303,814	0.50%	1,194,089	0.28%
Savings	469,276	0.09%	437,549	0.13%	395,028	0.15%
Time deposits	531,834	1.61%	630,369	1.88%	473,043	0.99%
Total average deposits	$3,335,809	0.38%	$2,979,838	0.64%	$2,569,033	0.33%

The following table sets forth the high and low month-end balances for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
High month-end balances of total deposits	$3,692,784	$3,046,212	$3,017,035
Low month-end balances of total deposits	2,873,260	2,917,366	2,208,941

In 2020, the average balance of deposits increased by $356 million from 2019. The increase was primarily the result of deposit balances acquired from Stifel Bank and increases in customer balances due to stimulus payments and PPP loan funds received. Average non-interest bearing deposits increased $169.3 million, interest-bearing deposits increased by $253.5 million, savings accounts increased by $31.7 million, and time deposits decreased $98.5 million. In 2019, the average balance of deposits increased by $410.8 million from 2018. The increase was primarily the result of deposit balances acquired in the acquisition of First Bank during the second quarter of 2018 and the acquisition of SCB during the fourth quarter of 2018. Average non-interest bearing deposits increased $101.2 million, interest-bearing deposits increased by $109.7 million, savings accounts increased by $42.5 million, and time deposits increased $157.3 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2020	2019	2018
3 months or less	$72,945	$81,910	$44,898
Over 3 through 6 months	49,710	55,495	49,476
Over 6 through 12 months	88,682	95,725	78,567
Over 12 months	72,070	107,861	155,071
Total	$283,407	$340,991	$328,012

The balance of time deposits of $100,000 or more decreased $57.6 million from December 31, 2019 to December 31, 2020. The decrease was primarily due to time deposits that matured and were not renewed or replaced. The balance of time deposits of $100,000 or more increased $13 million from December 31, 2018 to December 31, 2019. The increase in 2019 was primarily due to the deposits added through acquisitions.

In 2020 the Company maintained account relationships with various public entities throughout its market areas. Ninety-nine public entities had total balances of $227.6 million in various checking accounts and time deposits as of December 31, 2020. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding, subordinated debt and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2020, 2019 and 2018 is presented below (in thousands):

At December 31:	2020	2019	2018
Securities sold under agreements to repurchase	$206,937	$208,109	$192,330
Federal funds purchased	—	5,000	—
Federal Home Loan Bank advances:
Fixed term – due in one year or less	18,984	39,000	29,000
Fixed term – due after one year	74,985	74,895	90,745
Subordinated debt	94,253	—	—
Junior subordinated debentures	19,027	18,858	29,000
Other debt
Due in one year or less	—	—	—
Due after one year	—	—	7,724
Total	$414,186	$345,862	$348,799
Average interest rate at end of period	0.81%	1.08%	1.30%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$350,288	$208,109	$192,330
Federal funds purchased	8,000	5,000	22,000
Federal Home Loan Bank advances:
FHLB-overnite	—	25,000	30,000
Fixed term – due in one year or less	34,969	66,000	29,000
Fixed term – due after one year	104,974	74,895	101,745
Subordinated debt	94,256	—	—
Junior subordinated debentures	19,027	29,126	30,221
Debt:
Debt due in one year or less	5,000	—	—
Debt due after one year	—	6,549	10,313

Averages for the period (YTD):
Securities sold under agreements to repurchase	$219,298	$169,437	$140,622
Federal funds purchased	525	616	3,794
Federal Home Loan Bank advances:
FHLB-overnite	1,831	7,148	9,434
Fixed term – due in one year or less	24,858	63,151	16,510
Fixed term – due after one year	79,999	39,331	71,757
Subordinated debt	22,403	—	—
Junior subordinated debentures	18,936	26,649	27,391
Debt:
Loans due in one year or less	656	—	548
Loans due after one year	—	1,825	9,555
Total	$370,338	$308,157	$279,611
Average interest rate during the period	1.07%	1.66%	1.52%

Securities sold under agreements to repurchase decreased $1.2 million during 2020 primarily due to the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand.

At December 31, 2020 FHLB advances totaled $94 million with weighted-average interest rates of 1.57% and maturities from February 2021 to December 2029. At December 31, 2019 the advances totaling $114.0 million with weighted-average interest rates of 1.87% and maturities from January 2020 to December 2029.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2020. This loan was renewed on April 10,2020 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.34% and 3.80% at December 31, 2020 and 2019, respectively). The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary banks were in compliance with the then existing covenants at December 31, 2020 and 2019.

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

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. At December 31, 2020, the recorded balance of the subordinated notes was $94,253,000.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 1.82% and 3.49% at December 31, 2020 and 2019, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.07% and 3.74% at December 31, 2020 and 2019, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.92% and 3.59% at December 31, 2020 and 2019, respectively) and resets quarterly.

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

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved a final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company, First Mid Bank or Providence Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2020 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$342,129	$—	$—	$—	$—	$—	$342,129	$342,129
Certificates of deposit investments	490	1,470	735	—	—	—	2,695	2,695
Taxable investment securities	263,632	120,514	57,909	37,297	28,085	131,652	639,089	639,192
Nontaxable investment securities	42,086	19,249	11,506	12,201	21,088	139,255	245,385	245,385
Loans	1,216,257	622,503	382,729	358,709	385,034	173,187	3,138,419	3,100,178
Total	$1,864,594	$763,736	$452,879	$408,207	$434,207	$444,094	$4,367,717	$4,329,579
Interest-bearing liabilities:
Savings and NOW accounts	$390,409	$134,446	$134,446	$134,446	$134,446	$602,417	$1,530,610	$1,530,610
Money market accounts	552,101	26,066	26,066	26,066	26,066	91,814	748,179	748,179
Other time deposits	349,506	70,312	26,498	18,555	12,100	98	477,069	481,390
Short-term borrowings/debt	206,937	—	—	—	—	—	206,937	206,945
Long-term borrowings/debt	38,011	4,985	15,000	10,000	99,253	40,000	207,249	205,526
Total	$1,536,964	$235,809	$202,010	$189,067	$271,865	$734,329	$3,170,044	$3,172,650
Rate sensitive assets – rate sensitive liabilities	$327,630	$527,927	$250,869	$219,140	$162,342	$(290,235)	$1,197,673
Cumulative GAP	$327,630	$855,557	$1,106,426	$1,325,566	$1,487,908	$1,197,673
Cumulative amounts as % of total Rate sensitive assets	7.5%	12.1%	5.7%	5.0%	3.7%	(6.6)%
Cumulative Ratio	7.5%	19.6%	25.3%	30.3%	34.1%	27.4%

The static GAP analysis shows that at December 31, 2020, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2020, the Company’s stockholders' equity had increased $41.6 million, or 7.9%, to $568,228,000 from $526,609,000 as of December 31, 2019. During 2020, net income contributed $45,270,000 to equity before the payment of dividends to stockholders of $13.5 million. The change in market value of available-for-sale investment securities increased stockholders' equity by $8.7 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”). At December 31, 2020, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,241,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,241,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	12,921 common shares during 2020
•	11,072 common shares during 2019, and
•	9,043 common shares during 2018

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

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company. Of the $13,494,000 in common stock dividends paid during 2020, $680,000 or 5% was reinvested into shares of common stock of the Company through the DRIP. Approximately $680,000, $805,000 and $1,099,000 of common stock was purchased through reinvestment of dividends during 2020, 2019 and 2018, respectively.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. During 2020, 2019, and 2018, the Company awarded 25,950 and 26,700, and 28,700 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2020, the Company repurchased 6,288 shares (0.04% of common shares) at a total price of approximately $213,000. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. During 2019, the Company repurchased 3,900 (0.02% of common shares) at a total price of approximately $138,000. As of December 31, 2020, approximately $4.7 million remains available for purchase under the repurchase programs. Treasury stock is further affected by activity in the DCP.

Employee Stock Purchase Plan.  At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2020 and 2019, 11,037 and 8,899 shares, respectively were issued pursuant to ESPP.

Capital Ratios

For 2020, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.50% for the Total Risk-based capital ratio, 8.50% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2020, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2020 follows:

	Total Risk- based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	18.82%	14.63%	14.03%	10.22%
First Mid Bank	14.30%	13.12%	13.12%	9.18%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2020, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2020, the excess collateral at the FHLB would support approximately $651.1 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of December 31, 2020, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2020 and 2019.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$477,069	$349,506	$96,810	$30,655	$98
Debt	113,280	—	—	—	113,280
Other borrowings	300,906	225,910	19,996	15,000	40,000
Operating leases	19,885	2,670	4,641	3,394	9,180
Supplemental retirement	441	50	100	100	191
	$911,581	$578,136	$121,547	$49,149	$162,749

For the year ended December 31, 2020, net cash of $63.5 million was provided from operating activities, $562.4 million was used in investing activities, and $831.1 million was used in financing activities. In total cash and cash equivalents increased by $332.2 million from year-end 2019.

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

For the years ended December 31, 2020 and 2019, the Company also had $10 million of floating rate trust preferred securities outstanding through Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6.1 million of floating rate trust preferred securities from First BancTrust Corporation. See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2020, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2020	Net Interest Income		Return On Average Equity
	($000)	(%)	2020=8.24%
Prime rate is 3.25%
Prime rate increase of:
200 basis points to 5.25%	$584	0.6%	0.10%
100 basis points to 4.25%	446	0.4%	0.07%
Prime rate decrease of:
100 basis points to 2.25%	1,446	1.4%	0.24%
200 basis points to 1.25%	348	0.3%	0.06%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2019:

	Increase (Decrease) In
December 31, 2019	Net Interest Income		Return On Average Equity
	($000)	(%)	2019=9.49%
Prime rate is 4.75%
Prime rate increase of:
200 basis points to 6.75%	$143	0.1%	0.03%
100 basis points to 5.75%	300	0.3%	0.05%
Prime rate decrease of:
100 basis points to 3.75%	(2,353)	(2.3)%	(0.42)%
200 basis points to 2.75%	(6,844)	(6.8)%	(1.24)%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2020 and 2019 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2020	+200 bp	$84,951	17.3%
	+100 bp	50,226	10.2%
	-200 bp	(85,484)	(17.4)%
	-100 bp	(73,391)	(14.9)%

December 31, 2019	+200 bp	$23,610	4.0%
	+100 bp	18,564	3.2%
	-200 bp	(104,270)	(17.8)%
	-100 bp	(32,286)	(5.5)%

As indicated above, at December 31, 2020, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to increase if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, The Company's EVE would be expected to decrease. At December 31, 2020, the estimated changes in EVE were outside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except share data)	2020	2019
Assets
Cash and due from banks:
Non-interest bearing	$75,152	$76,498
Interest bearing	340,821	7,656
Federal funds sold	1,308	926
Cash and cash equivalents	417,281	85,080
Certificates of deposit investments	2,695	4,625
Investment securities:
Available-for-sale, at fair value	879,240	685,636
Held-to-maturity, at amortized cost (estimated fair value of $5,119 and $69,572 at December 31, 2020 and 2019, respectively)	5,016	69,542
Equity securities, at fair value	218	412
Loans held for sale	1,924	1,820
Loans	3,136,495	2,693,527
Less allowance for credit losses	(41,910)	(26,911)
Net loans	3,094,585	2,666,616
Interest receivable	19,287	15,577
Other real estate owned	2,489	3,644
Premises and equipment, net	58,206	59,491
Goodwill, net	104,992	104,992
Intangible assets, net	23,128	28,265
Bank owned life insurance	68,955	67,225
Right of use asset	17,209	17,006
Other assets	31,123	29,495
Total assets	$4,726,348	$3,839,426
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$936,926	$633,331
Interest bearing	2,755,858	2,284,035
Total deposits	3,692,784	2,917,366
Repurchase agreements with customers	206,937	208,109
Interest payable	2,345	2,261
FHLB borrowings	93,969	113,895
Other borrowings	—	5,000
Junior subordinated debentures, net	19,027	18,858
Subordinated debt, net	94,253	—
Lease liability	17,351	17,007
Other liabilities	31,454	30,321
Total liabilities	4,158,120	3,312,817
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 17,361,898 shares in 2020 and 17,287,882 shares in 2019; outstanding 16,741,207 shares in 2020 and 16,673,479 shares in 2019	71,449	71,152
Additional paid-in capital	297,806	295,925
Retained earnings	197,726	166,667
Deferred compensation	2,980	2,760
Accumulated other comprehensive income	17,095	8,360
Less treasury stock at cost, 620,691 shares in 2020 and 614,403 shares in 2019	(18,828)	(18,255)
Total stockholders’ equity	568,228	526,609
Total liabilities and stockholders’ equity	$4,726,348	$3,839,426

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans	$126,814	$126,825	$105,772
Interest on investment securities
Taxable	11,449	15,662	13,070
Exempt from federal income tax	5,517	5,381	5,167
Interest on certificates of deposit investments	84	137	66
Interest on federal funds sold	3	14	8
Interest on deposits with other financial institutions	274	1,702	482
Total interest income	144,141	149,721	124,565
Interest expense:
Interest on deposits	12,751	18,939	8,571
Interest on securities sold under agreements to repurchase	488	911	330
Interest on FHLB borrowings	1,851	2,706	2,071
Interest on other borrowings	26	15	446
Interest on junior subordinated debentures	682	1,476	1,409
Interest on subordinated debt	931	—	—
Total interest expense	16,729	24,047	12,827
Net interest income	127,412	125,674	111,738
Provision for loan losses	16,103	6,433	8,667
Net interest income after provision for loan losses	111,309	119,241	103,071
Other income:
Wealth management revenues	16,153	15,570	8,460
Insurance commissions	17,477	16,029	5,592
Service charges	5,862	7,837	7,435
Securities gains, net	1,106	802	901
Mortgage banking revenue, net	5,075	1,746	1,205
ATM / debit card revenue	8,962	8,491	7,487
Bank owned life insurance	1,730	1,755	1,389
Other income	3,155	3,787	2,945
Total other income	59,520	56,017	35,414
Other expense:
Salaries and employee benefits	66,452	62,578	46,803
Net occupancy and equipment expense	16,708	17,680	14,533
Net other real estate owned expense	42	443	282
FDIC insurance expense	1,309	219	1,059
Amortization of intangible assets	5,062	5,848	3,215
Stationery and supplies	1,080	1,104	963
Legal and professional	5,427	5,164	5,243
ATM / debit card expense	2,290	3,488	2,971
Marketing and donations	1,616	2,031	1,794
Other expense	11,101	13,437	13,117
Total other expense	111,087	111,992	89,980
Income before income taxes	59,742	63,266	48,505
Income taxes	14,472	15,323	11,905
Net income	$45,270	$47,943	$36,600
Per share data:
Basic net income per common share	$2.71	$2.88	$2.53
Diluted net income per common share	2.70	2.87	2.52
Cash dividends declared per common share	0.81	0.76	0.70

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
Net income	$45,270	$47,943	$36,600
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(3,873), $(6,258), and $1,475 for the years ended December 31, 2020, 2019 and 2018, respectively	9,485	15,319	(3,611)
Unamortized holding losses on held to maturity securities transferred from available for sale, net of taxes of $(15), $(34), and $(33) for December 31, 2020, 2019 and 2018, respectively	35	83	82
Less: reclassification adjustment for realized gains included in net income net of taxes of $321, $233, and $261 for the years ended December 31, 2020, 2019 and 2018, respectively	(785)	(569)	(640)
Other comprehensive income (loss), net of taxes	8,735	14,833	(4,169)
Comprehensive income	$54,005	$62,776	$32,431

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal for adoption of ASU 2016-13	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	45,270	—	—	—	45,270
Other comprehensive income, net of tax	—	—	—	—	8,735	—	8,735
Dividends on common stock ($.810 per share)	—	—	(13,494)	—	—	—	(13,494)
Issuance of 13,804 common shares pursuant to the Dividend Reinvestment Plan	102	578	—	—	—	—	680
Issuance of 12,921 common shares pursuant to the Deferred Compensation Plan	52	313	—	—	—	—	365
Issuance of 24,867 restricted common shares pursuant to the 2017 Stock Incentive Plan	99	758	—	—	—	—	857
Issuance of 11,037 common shares pursuant to Employee Stock Purchase Plan	44	201	—	—	—	—	245
Purchase of 6,288 treasury shares	—	—	—	—	—	(213)	(213)
Deferred compensation	—	—	—	360	—	(360)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	584	—	—	—	—	584
Release of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	(59)	—	(140)	—	—	(199)
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

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

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Loss	Stock	Total
December 31, 2017	$54,925	$163,603	$104,683	$3,540	$(2,304)	$(16,483)	$307,964
Net income	—	—	36,600	—	—	—	36,600
Other comprehensive loss, net of tax	—	—	—	—	(4,169)	—	(4,169)
Dividends on common stock ($.70 per share)	—	—	(9,891)	—	—	—	(9,891)
Issuance of 1,643,900 common shares pursuant to acquisition of First Banctrust Corporation, net proceeds	6,576	54,646	—	—	—	—	61,222
Issuance of 1,330,571 common shares pursuant to acquisition of SCB Bancorp, net proceeds	5,322	42,770	—	—	—	—	48,092
Issuance of 947,368 common shares pursuant to capital raise	3,789	30,197	—	—	—	—	33,986
Issuance of 30,655 common shares pursuant to the Dividend Reinvestment Plan	123	976	—	—	—	—	1,099
Issuance of 9,043 common shares pursuant to the Deferred Compensation Plan	36	309	—	—	—	—	345
Issuance of 13,250 restricted common shares pursuant to the 2017 Stock Incentive Plan	53	463	—	—	—	—	516
Purchase of 3,900 treasury shares	—	—	—	—	—	(138)	(138)
Deferred compensation	—	—	—	8	—	(8)	—
Tax benefit related to deferred compensation distributions	—	160	—	—	—	—	160
Grant of restricted stock units pursuant to the 2017 Stock Incentive Plan	—	566	—	—	—	—	566
Issuance of 10,500 common shares pursuant to the exercise of stock options	52	247	—	—	—	—	299
Vested restricted shares/units compensation expense	—	—	—	(787)	—	—	(787)
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$45,270	$47,943	$36,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,103	6,433	8,667
Depreciation, amortization and accretion, net	11,721	10,842	7,881
Change in cash surrender value of bank owned life insurance	(1,730)	(1,755)	(1,337)
Stock-based compensation expense	774	453	294
Operating lease payments	(2,766)	(2,680)	—
Gains on investment securities, net	(1,106)	(802)	(901)
Losses on sales of other real property owned, net	195	4	132
(Gain) loss on write down of premises and equipment	(5)	90	30
Gains on sale of loans held for sale, net	(5,248)	(1,504)	(1,070)
Deferred income taxes	(4,963)	1,885	4,283
Decrease (increase) in accrued interest receivable	(3,710)	1,304	(1,708)
Increase in accrued interest payable	327	821	829
Origination of loans held for sale	(196,469)	(101,714)	(62,623)
Proceeds from sale of loans held for sale	201,613	102,906	63,210
Gains on equity securities	(133)	—	—
Increase in other assets	(2,045)	(4,680)	(4,266)
Increase (decrease) in other liabilities	5,713	3,282	(7,846)
Net cash provided by operating activities	63,541	62,828	42,175
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,910	2,944	1,486
Purchase of certificates of deposit investments	(980)	—	—
Proceeds from sales of securities available-for-sale	9,061	60,900	13,152
Proceeds from maturities of securities available-for-sale	324,148	154,167	55,035
Proceeds from maturities of securities held-to-maturity	55,000	—	—
Purchases of securities available-for-sale	(506,458)	(188,608)	(38,852)
Net increase in loans	(445,694)	(59,797)	(96,665)
Purchases of premises and equipment	(2,463)	(4,103)	(3,112)
Proceeds from sales of other real property owned	2,054	2,425	1,606
Cash received related to acquisition, net of cash and cash equivalents acquired	—	—	56,389
Net cash used in investing activities	(562,422)	(32,072)	(10,961)
Cash flows from financing activities:
Net increase (decrease) in deposits	775,418	(71,320)	(19,548)
Increase (decrease) in federal funds purchased	(5,000)	5,000	—
Increase (decrease) in repurchase agreements	(1,172)	15,779	15,762
Proceeds from FHLB advances	19,000	50,000	45,000
Repayment of FHLB advances	(39,000)	(56,000)	(35,000)
Proceeds from short-term debt	5,000	—	—
Proceeds from long-term debit	94,253	—	—
Repayment of short-term debt	(5,000)	—	—
Repayment of long-term debt	—	(7,724)	(10,313)
Repayment of junior subordinated debentures	—	(10,310)	—
Proceeds from issuance of common stock	610	655	36,645
Direct expenses related to capital transactions	—	—	(2,309)
Purchase of treasury stock	(213)	(1,293)	(138)
Dividends paid on common stock	(12,814)	(11,863)	(8,792)
Net cash provided by (used in) financing activities	831,082	(87,076)	21,307
Increase (decrease) in cash and cash equivalents	332,201	(56,320)	52,521
Cash and cash equivalents at beginning of period	85,080	141,400	88,879
Cash and cash equivalents at end of period	$417,281	$85,080	$141,400

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2019, 2018 and 2017

(In thousands)	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,645	$23,544	$11,671
Income taxes	18,624	15,556	9,645
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	783	3,570	518
Dividends reinvested in common stock	680	805	1,099
Initial recognition of right-of-use assets	—	14,116	—
Initial recognition of lease liabilities	—	14,116	—
Net tax benefit related to option and deferred compensation plans	22	56	160

Supplemental disclosure of purchase of capital stock:			First Bank
Fair value of assets acquired			$501,285
Consideration paid:
Cash paid			10,275
Common stock issued			61,350
Total consideration paid			71,625
Fair value of liabilities assumed			$429,660

Supplemental disclosure of purchase of capital stock:			Soy Capital
Fair value of assets acquired			$479,056
Consideration paid:
Cash paid			19,046
Common stock issued			48,260
Total consideration paid			67,306
Fair value of liabilities assumed			$411,750

See accompanying notes to consolidated financial statements.

First Mid Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2020 presentation and there was no impact on net income or stockholders’ equity from these reclassifications. The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

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

Acquisition

On September 25, 2020, the Company and Eval Sub Inc., wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly-owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by LINCO) was converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration payable by the Company at the closing of the Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO collectively elected pursuant to the Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger.   In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The Merger closed on February 22, 2021. It is anticipated that Providence Bank will be merged with and into First Mid Bank in the second quarter of 2021. At the time of the bank merger, Providence Bank’s banking offices will become branches of First Mid Bank.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses and income tax accruals and deferrals, in its fair value measurements of investment securities, and in the evaluation of impairment of loans, goodwill, investment securities, and premises and equipment. As with any estimate, actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. In connection with the determination of the allowance for credit losses, management obtains independent appraisals for significant properties.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include non-interest bearing and interest-bearing cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

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

Loans

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and the allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximate the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding.

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

Allowance for Credit Losses

The Company believes the allowance for credit losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company uses organizational history and experience with credit decisions and related outcomes. The allowance for credit losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for credit losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for credit losses at least quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for credit losses is adjusted.

The Company estimates the appropriate level of allowance for credit losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for credit losses would be required.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company obtained an independent evaluation of its goodwill as of June 30, 2020 and also performed its annual testing of goodwill for impairment as of September 30, 2020 and each time determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

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

Captive Insurance Company

First Mid Captive, Inc. ("the Captive"), a wholly-owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada- based captive insurance company. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

Trust Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. At December 31, 2020, the First Mid Wealth Management Company managed or administered 1,411 trust accounts with assets totaling approximately $1,563.0 million. At December 31, 2019, the Company managed or administered 1,635 trust accounts with assets totaling approximately $1,487.5 million.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. The Company awarded 25,950, 26,700, and 28,700 shares during 2020, 2019, and 2018, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2020 and 2019, 11,037 and 8,899 shares, respectively were issued pursuant to the ESPP.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2020 substantially all of the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description ofthe revenue- generating activities that are within the scope of ASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

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

Adoption of New Accounting Guidance

Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). In January 2017, FASB issued ASU 2017-04. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company's financial statements. The current accounting policies and procedures of the Company did not change, except for the elimination of Step 2 analysis.

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

Accounting Standards Update 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, FASB issued ASU 2018-13. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. As ASU 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for- sale debt securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.

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

The following table illustrates the impact of ASU 2016-13 adoption (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Assets:
Construction & Land Development	$1,033	$1,146	$(113)
Farm	1,323	1,093	230
1-4 Family Residential Properties	2,142	1,386	756
Commercial Real Estate	11,739	11,198	541
Agricultural	1,023	1,386	(363)
Commercial & Industrial	9,428	9,273	155
Consumer	1,895	1,429	466
Allowance for credit losses for all loans	$28,583	$26,911	$1,672
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$69	—	$69

The following table illustrates the impact of ASU 2013-13 adoption for PCD assets previously classified as PCI included in the table above (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Construction & Land Development	$1,033	$1,146	$(113)
1-4 Family Residential Properties	2,142	1,386	756
Commercial Real Estate	11,739	11,198	541
Commercial & Industrial	9,428	9,273	155
Allowance for credit losses for all loans	$28,583	$26,911	$1,672

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of December 31, 2020 and 2019 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2020
Net unrealized gains on securities available-for-sale	$24,077
Unamortized losses on securities held-to-maturity transferred from available-for-sale	—
Tax Expense	(6,982)
Balance at December 31, 2020	$17,095
December 31, 2019
Net unrealized gains on securities available-for-sale	$11,825
Unamortized losses on securities held-to-maturity transferred from available-for-sale	(50)
Tax Expense	(3,415)
Balance at December 31, 2019	$8,360

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2020	2019	2018	Statements of Income
Realized gains on available-for-sale securities	$1,106	$802	901	Securities gains, net (Total reclassified amount before tax)
	(321)	(233)	(261)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$785	$569	$640	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Basic Net Income per Common Share Available to Common Stockholders:
Net income available to common stockholders	45,270,000	47,943,000	36,600,000
Weighted average common shares outstanding	16,716,880	16,675,269	14,487,126
Basic earnings per common share	$2.71	$2.88	$2.53
Diluted Net Income per Common Share Available to Common Stockholders:
Net income available to common stockholders	$45,270,000	$47,943,000	$36,600,000
Weighted average common shares outstanding	16,716,880	16,675,269	14,487,126
Dilutive potential common shares:
Assumed conversion of stock options	—	—	209
Restricted stock awarded	45,976	34,207	13,250
Dilutive potential common shares	45,976	34,207	13,459
Diluted weighted average common shares outstanding	16,762,856	16,709,476	14,500,585
Diluted earnings per common share	$2.70	$2.87	$2.52

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2020, 2019 and 2018.

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $0, $18,038,000 and $14,564,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company's cash accounts exceeded federal insurance limits by $10.4 million.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2020 and 2019 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$127,067	$790	$(788)	$127,069
Obligations of states and political subdivisions	237,886	11,995	(37)	249,844
Mortgage-backed securities: GSE residential	479,470	12,038	(160)	491,348
Other securities	10,740	252	(13)	10,979
Total available-for-sale	$855,163	$25,075	$(998)	$879,240
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$5,016	$103	$—	$5,119
December 31, 2019
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$106,428	$952	$(60)	$107,320
Obligations of states and political subdivisions	172,460	5,990	(17)	178,433
Mortgage-backed securities: GSE residential	391,307	5,331	(512)	396,126
Other securities	3,751	6	—	3,757
Total available-for-sale	$673,946	$12,279	$(589)	$685,636
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$69,542	$99	$(69)	$69,572

The Company also had $218,000 and $412,000 of equity securities, at fair value, as of December 31, 2020 and 2019, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2020, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Proceeds from sales	$8,864	$60,900	$13,152
Gross gains	1,132	875	941
Gross losses	(26)	(73)	(40)
Income tax expense	321	233	261

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2020 and the weighted average yield for each range of maturities (in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,047	$30,206	$11,816	$—	$127,069
Obligations of state and political subdivisions	29,972	71,906	144,237	3,729	249,844
Mortgage-backed securities: GSE residential	50,930	295,989	144,429	—	491,348
Other securities	—	10,979	—	—	10,979
Total investments	$165,949	$409,080	$300,482	$3,729	$879,240
Weighted average yield	1.94%	2.30%	1.85%	2.96%	2.08%
Full tax-equivalent yield	2.14%	2.49%	2.25%	3.95%	2.35%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$5,016	$—	$—	$5,016
Weighted average yield	—%	2.06%	—%	—%	2.06%
Full tax-equivalent yield	—%	2.06%	—%	—%	2.06%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax- equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2020.

Investment securities carried at approximately $531 million and $688 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2020 and 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,211	$(788)	$—	$—	$59,211	$(788)
Obligations of states and political subdivisions	5,380	(37)	—	—	5,380	(37)
Mortgage-backed securities: GSE residential	57,609	(160)	2,377	—	59,986	(160)
Other securities	3,977	(13)	—	—	3,977	(13)
Total	$126,177	$(998)	$2,377	$—	$128,554	$(998)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
December 31, 2019
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,375	$(60)	$—	$—	$23,375	$(60)
Obligations of states and political subdivisions	3,469	(16)	347	(1)	3,816	(17)
Mortgage-backed securities: GSE residential	67,080	(322)	20,888	(190)	87,968	(512)
Total	$93,924	$(398)	$21,235	$(191)	$115,159	$(589)
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,996	$(25)	$24,565	$(44)	$39,561	$(69)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2020 and 2019, there were no available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

At December 31, 2020 there were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. At December 31, 2019 there were four held-to maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $24,565,000 and unrealized losses of $44,000 in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At December 31, 2020 there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there was one obligation of states and political subdivisions with a fair value of $347,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2020 there were two mortgage-backed securities with a fair value of $2,377,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more. At December 31, 2019, there were fourteen mortgage-backed security with a fair value of $20,888,000 and unrealized losses of $190,000 in a continuous unrealized loss position for twelve months or more.

Other-than-temporary Impairment

Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets.

Maturities of investment securities were as follows at December 31, 2020 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$115,134	$115,019
Due after one-five years	108,899	113,091
Due after five-ten years	148,294	156,053
Due after ten years	3,366	3,729
	375,693	387,892
Mortgage-backed securities: GSE residential	479,470	491,348
Total available-for-sale	855,163	879,240
Held-to-maturity:
Due in one year or less	—	—
Due after one-five years	5,016	5,119
Total held-to-maturity	$5,016	$5,119

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2020 and 2019 follows (in thousands):

	2020	2019
Construction and land development	$122,853	$94,462
Agricultural real estate	254,662	240,481
1-4 Family residential properties	325,480	336,553
Multifamily residential properties	189,265	155,132
Commercial real estate	1,176,290	997,175
Loans secured by real estate	2,068,550	1,823,803
Agricultural loans	137,333	136,023
Commercial and industrial loans	741,819	528,987
Consumer loans	78,023	83,544
All other loans	118,196	126,807
Gross loans	3,143,921	2,699,164
Less: Loans held for sale	1,924	1,820
	3,141,997	2,697,344
Less:
Net deferred loan fees, premiums and discounts	5,502	3,817
Allowance for credit losses	41,910	26,911
Net loans	$3,094,585	$2,666,616

Net loans increased $428 million as of December 31, 2020 compared to December 31, 2019. Of this increase, approximately $183 million were loans purchased from Stifel Bank and $168 million were PPP loans. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $15.9 million and $12.4 million at December 31, 2020 and 2019, respectively.

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

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel operators, and loans to owners of multi-family residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan- to-value ratios range from 65% to 80% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x.

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

Agricultural Real Estate Loans. The average life of the agricultural real estate segment was determined to be thirty-six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There was a slight adjustment down to the qualitative factor for this segment to reflect the improvement in the overall agriculture economy.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank has also offered short-term loan payment deferral to borrowers in this segment.  Overall, the historical loss rate for this segment increased slightly for the period however there was no change in the qualitative factor.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty-six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank has implemented a deferral program for borrowers in this segment in order to ease the impact to these borrowers. There was a slight increase in the historical loss rate, however the qualitative factor for this segment was not changed.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season and should be able to take advantage of an increase in prices. In addition to a slight decrease in the historical loss rate, the qualitative factor of this segment was decreased to reflect the improvement in the overall agriculture economy.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty-four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank's payment deferral program. There was a slight decrease in the historical loss rate, however the qualitative factor for this segment was not changed.

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits, however these benefits are now expiring. Additionally, First Mid Bank has offered a short-term payment deferral program. There was a slight decrease in the historical loss rate, however the qualitative factor for this segment was not changed.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020, 2019 and 2018 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Twelve months ended December 31, 2020
Beginning Balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

Twelve months ended December 31, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	585	(153)	1,268	1,827	459	1,053	1,394	6,433
Loans charged off	—	—	1,478	1,743	24	1,828	1,253	6,326
Recoveries collected	—	—	92	12	—	155	356	615
Ending balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911

Twelve months ended December 31, 2018
Beginning Balance	$1,202	$1,001	$886	$7,918	$743	$7,425	$802	$19,977
Provision for credit loss expense	(631)	245	1,628	3,353	301	3,155	616	8,667
Loans charged off	10	—	1,111	170	93	832	777	2,993
Recoveries collected	—	—	101	1	—	145	291	538
Ending balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2020 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$516	$—	$—	$516	$246
1-4 Family residential properties	2,393	—	—	2,393	158
Multifamily residential properties	1,914	—	—	1,914	—
Commercial real estate	11,527	—	—	11,527	863
Loans secured by real estate	16,350	—	—	16,350	1,267
Commercial and industrial loans	—	3,458	—	3,458	664
Consumer loans	—	—	8	8	—
Total loans	$16,350	$3,458	$8	$19,816	$1,931

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk Rating	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020
Construction & Land Development Loans
Pass	$41,842	$40,989	$31,500	$2,760	$871	$3,822	$—	$121,784
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	517	—	50	—	695
Total	$41,842	$41,117	$31,500	$3,277	$871	$3,872	$—	$122,479
Agricultural Real Estate Loans
Pass	$73,630	$34,412	$37,839	$16,138	$13,559	$58,291	$—	$233,869
Special Mention	1,845	3,970	533	469	1,106	11,232	—	19,155
Substandard	—	—	800	208	64	245	—	1,317
Total	$75,475	$38,382	$39,172	$16,815	$14,729	$69,768	$—	$254,341
1-4 Family Residential Property Loans
Pass	$81,366	$29,695	$38,163	$23,086	$26,676	$62,942	$40,363	$302,291
Special Mention	192	2,142	523	2,720	247	1,578	293	7,695
Substandard	296	695	1,915	1,859	1,996	7,516	1,499	15,776
Total	$81,854	$32,532	$40,601	$27,665	$28,919	$72,036	$42,155	$325,762
Commercial Real Estate Loans
Pass	$368,750	$237,119	$171,591	$148,283	$143,400	$215,616	$—	$1,284,759
Special Mention	2,469	1,300	6,108	11,262	6,741	16,947	—	44,827
Substandard	1,863	40	7,081	2,022	4,905	18,435	—	34,346
Total	$373,082	$238,459	$184,780	$161,567	$155,046	$250,998	$—	$1,363,932
Agricultural Loans
Pass	$83,377	$15,680	$5,978	$1,838	$635	$2,856	$—	$110,364
Special Mention	21,070	4,483	694	224	148	38	—	26,657
Substandard	68	238	25	—	—	—	—	331
Total	$104,515	$20,401	$6,697	$2,062	$783	$2,894	$—	$137,352
Commercial & Industrial Loans
Pass	$371,683	$132,148	$70,497	$78,890	$42,439	$114,904	$—	$810,561
Special Mention	4,116	32,130	849	489	1,101	730	—	39,415
Substandard	889	2,360	532	1,689	136	969	—	6,575
Total	$376,688	$166,638	$71,878	$81,068	$43,676	$116,603	$—	$856,551
Consumer Loans
Pass	$31,609	$21,384	$12,084	$8,279	$3,150	$1,022	$—	$77,528
Special Mention	—	24	24	1	1	—	—	50
Substandard	15	16	111	95	67	120	—	424
Total	$31,624	$21,424	$12,219	$8,375	$3,218	$1,142	$—	$78,002
Total Loans
Pass	$1,052,257	$511,427	$367,652	$279,274	$230,730	$459,453	$40,363	$2,941,156
Special Mention	29,692	44,049	8,731	15,165	9,344	30,525	293	137,799
Substandard	3,131	3,477	10,464	6,390	7,168	27,335	1,499	59,464
Total	$1,085,080	$558,953	$386,847	$300,829	$247,242	$517,313	$42,155	$3,138,419

The following table presents the credit risk profile of the Company’s loan portfolio base on risk rating category as of December 31, 2019 (in thousands):

	Pass	Special Mention	Substandard	Total
Construction & land development	$93,413	$413	$316	$94,142
Agricultural real estate	231,227	6,902	2,112	240,241
1-4 Family residential property loans	314,999	5,743	15,685	336,427
Commercial real estate	1,103,543	14,156	31,951	1,149,650
Loans secured by real estate	1,743,182	27,214	50,064	1,820,460
Agricultural loans	129,811	3,862	2,451	136,124
Commercial & industrial loans	603,047	40,395	12,138	655,580
Consumer loans	82,117	140	926	83,183
Total loans	$2,558,157	$71,611	$65,579	$2,695,347

The following table presents the Company’s loan portfolio aging analysis at December 31, 2020 and 2019 (in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2020
Construction and land development	$—	$—	$128	$128	$122,351	$122,479	$—
Agricultural real estate	1,198	34	—	1,232	253,109	254,341	—
1-4 Family residential properties	1,121	1,105	2,033	4,259	321,503	325,762	—
Multifamily residential properties	—	—	—	—	189,632	189,632	—
Commercial real estate	2,618	341	794	3,753	1,170,547	1,174,300	—
Loans secured by real estate	4,937	1,480	2,955	9,372	2,057,142	2,066,514	—
Agricultural loans	43	—	236	279	137,073	137,352	—
Commercial and industrial loans	2,426	8	1,420	3,854	734,459	738,313	—
Consumer loans	145	50	149	344	77,658	78,002	—
All other loans	—	—	—	—	118,238	118,238	—
Total loans	$7,551	$1,538	$4,760	$13,849	$3,124,570	$3,138,419	$—
December 31, 2019
Construction and land development	$235	$—	$—	$235	$93,907	$94,142	$—
Agricultural real estate	1,595	—	47	1,642	238,599	240,241	—
1-4 Family residential properties	3,834	2,288	4,713	10,835	325,592	336,427	—
Multifamily residential properties	1,348	46	1,131	2,525	151,423	153,948	—
Commercial real estate	602	495	2,241	3,338	992,364	995,702	—
Loans secured by real estate	7,614	2,829	8,132	18,575	1,801,885	1,820,460	—
Agricultural loans	300	—	307	607	135,517	136,124	—
Commercial and industrial loans	767	855	5,989	7,611	521,362	528,973	—
Consumer loans	454	196	150	800	82,383	83,183	—
All other loans	—	—	—	—	126,607	126,607	—
Total loans	$9,135	$3,880	$14,578	$27,593	$2,667,754	$2,695,347	$—

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

The following tables present impaired loans as of December 31, 2020 and 2019 (in thousands):

	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Specific	Recorded	Principal	Specific
	Balance	Balance	Allowance	Balance	Balance	Allowance
Loans with a specific allowance:
Construction and land development	$516	$516	$246	$256	$256	$—
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	4,005	4,157	158	5,154	5,351	182
Multifamily residential properties	1,914	1,914	—	4,254	4,254	19
Commercial real estate	11,528	11,794	863	5,904	6,408	587
Loans secured by real estate	17,963	18,381	1,267	15,568	16,269	788
Agricultural loans	—	228	—	85	669	8
Commercial and industrial loans	3,523	4,878	664	7,653	8,789	301
Consumer loans	112	114	—	134	134	1
Total loans	$21,598	$23,601	$1,931	$23,440	$25,861	$1,098
Loans without a specific allowance:
Construction and land development	$162	$175	$—	$41	$41	$—
Agricultural real estate	359	359	—	479	479	—
1-4 Family residential properties	4,262	4,715	—	3,719	4,263	—
Multifamily residential properties	267	267	—	—	—	—
Commercial real estate	552	581	—	1,721	1,724	—
Loans secured by real estate	5,602	6,097	—	5,960	6,507	—
Agricultural loans	659	431	—	724	140	—
Commercial and industrial loans	907	1,331	—	916	3,065	—
Consumer loans	218	313	—	391	713	—
Total loans	$7,386	$8,172	$—	$7,991	$10,425	$—
Total loans:
Construction and land development	$678	$691	$246	$297	$297	$—
Agricultural real estate	359	359	—	479	479	—
1-4 Family residential properties	8,267	8,872	158	8,873	9,614	182
Multifamily residential properties	2,181	2,181	—	4,254	4,254	19
Commercial real estate	12,080	12,375	863	7,625	8,132	587
Loans secured by real estate	23,565	24,478	1,267	21,528	22,776	788
Agricultural loans	659	659	—	809	809	8
Commercial and industrial loans	4,430	6,209	664	8,569	11,854	301
Consumer loans	330	427	—	525	847	1
Total loans	$28,984	$31,773	$1,931	$31,431	$36,286	$1,098

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$694	$7	$622	$32	$2,558	$37
Farm loans	827	—	1,218	—	415	—
1-4 Family residential properties	8,557	17	9,659	80	6,297	144
Multifamily residential properties	2,325	—	6,490	89	9,666	137
Commercial real estate	12,387	41	12,189	234	9,818	271
Loans secured by real estate	24,790	65	30,178	435	28,754	589
Agricultural loans	815	—	808	3	727	23
Commercial and industrial loans	4,941	1	10,065	9	9,003	6
Consumer loans	392	—	649	1	131	1
All other loans	—	—	—	—	3	—
Total loans	$30,938	$66	$41,700	$448	$38,618	$619

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status. The average balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $4.4 million, $2.7 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Nonaccrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2020 and December 31, 2019 (in thousands). This table excludes performing purchased credit deteriorated loans and performing troubled debt restructurings.

	Nonaccrual with no Allowance for	2020	2019
	Credit Loss	Nonaccrual	Nonaccrual
Construction and land development	$162	$162	$41
Agricultural real estate	359	359	479
1-4 Family residential properties	6,747	6,930	7,379
Multifamily residential properties	2,181	2,181	3,137
Commercial real estate	7,345	8,760	4,351
Loans secured by real estate	16,794	18,392	15,387
Agricultural loans	659	659	769
Commercial and industrial loans	3,677	4,372	8,441
Consumer loans	327	327	521
Total loans	$21,457	$23,750	$25,118

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $23.8 million and $25.1 million at December 31, 2020 and 2019, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $921,000, $906,000 and $1,189,000 in 2020, 2019 and 2018, respectively.

Acquired Loans

The Company acquired certain loans considered to be credit-impaired in its business combinations prior to the adoption of ASU 2016-13. At acquisition, these loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans was included in the consolidated balance sheet amounts for Loans. The amount of these loans at December 31, 2019 was as follows (in thousands):

December 31, 2019
Construction and land development	$256
Agricultural real estate	—
1-4 Family residential properties	371
Multifamily residential properties	2,077
Commercial real estate	2,247
Loans secured by real estate	4,951
Agricultural loans	—
Commercial and industrial loans	—
Consumer loans	—
Carrying amount	4,951
Allowance for credit losses	(365)
Carrying amount, net of allowance	$4,586

For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference. Any excess of expected cash flows over the fair value is referred to as the accretable yield. Subsequent decreases to the expected cash flows resulted in a provision for loan and lease losses. Subsequent increases in expected cash flows resulted in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which had a positive impact on interest income. As of December 31, 2019, subsequent changes in expected cash flows resulted in approximately $365,000 of provision recorded and approximately $1,229,000 provision reversed.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2020 and 2019 was $9,502,000 and $5,803,000, respectively. Approximately $1,016,000 and $381,000 in specific reserves were established with respect to these loans as of December 31, 2020 and 2019, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. There was no significant change between pre- and post-modification balances.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2020 and 2019 (in thousands).

Troubled debt restructurings:	2020	2019
1-4 Family residential properties	$1,603	$1,905
Commercial real estate	5,170	1,746
Loans secured by real estate	6,773	3,651
Agricultural loans	228	669
Commercial and industrial loans	2,389	1,349
Consumer loans	112	134
Total	$9,502	$5,803
Performing troubled debt restructurings:
1-4 Family residential properties	$1,268	$1,382
Commercial real estate	3,045	1,146
Loans secured by real estate	4,313	2,528
Agricultural Loans	-	40
Commercial and industrial loans	58	128
Consumer loans	2	5
Total	$4,373	$2,701

The following table presents loans modified as TDRs during the years ended December 31, 2020 and 2019 as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post-modification was not material.

	December 31, 2020			December 31, 2019
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 Family residential properties	2	$87		3	$131	(a)(b)(c)
Commercial real estate	4	3,622	(b)	3	1,507	(b)(d)
Loans secured by real estate	6	3,709		6	1,638
Agricultural loans	0	-	(b)(c)	1	40	(b)
Commercial and industrial loans	4	2,314	(b)	5	127	(b)(c)
Consumer Loans	1	8	(b)	1	11	(c)
Total	11	$6,031		13	$1,816

Type of modifications:

(a)Reduction of stated interest rate of loan

(b)Change in payment terms

(c)Extension of maturity date

(d)Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is ninety days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the balance of real estate owned includes $2,489,000 and $3,644,000, respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $713,000 and $667,000.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2020 and 2019 consisted of (in thousands):

	2020	2019
Land	$14,599	$14,734
Buildings and improvements	53,147	52,542
Furniture and equipment	22,996	22,051
Leasehold improvements	3,636	3,582
Construction in progress	576	797
Subtotal	94,954	93,706
Accumulated depreciation and amortization	36,748	34,215
Total	$58,206	$59,491

Depreciation and amortization expense was $3.8 million, $3.6 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2020 and 2019 (in thousands):

	2020		2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill not subject to amortization	$108,752	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	32,355	20,910	32,355	17,746
Customer list intangibles	16,389	5,222	16,129	3,917
	$160,511	$32,907	$160,251	$28,438

All goodwill was assigned to the banking segment of the Company. This goodwill is not deductible for tax purposes.

The unpaid principal balance of mortgage loans serviced for others was $126.8 million and $186.2 million at December 31, 2020 and 2019, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Beginning Balance	$1,444	$2,101
Acquired Balance	—	—
Mortgage Servicing rights capitalized	—	—
Valuation reserve	(273)	(380)
Mortgage Servicing rights amortized	(593)	(411)
I/O strip	(62)	134
Ending Balance	$516	$1,444

Total amortization expense for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Core deposit intangibles	$3,164	$3,729	$2,544
Customer list intangibles	1,305	1,269	363
Mortgage Servicing Rights	593	850	308
	$5,062	$5,848	$3,215

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/21	$4,408
For year ended 12/31/22	3,526
For year ended 12/31/23	3,214
For year ended 12/31/24	2,946
For year ended 12/31/25	2,633

In accordance with the provisions of SFAS 142 ”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2019 and 2018, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The weighted average amortization period for core deposit, customer lists and total intangibles was 3.32, 4.92 and 4.11, respectively, at December 31, 2020.

Note 8 – Deposits

As of December 31, 2020 and 2019, deposits consisted of the following (in thousands):

	2020	2019
Demand deposits:
Non-interest bearing	$936,926	$633,331
Interest-bearing	1,031,183	850,956
Savings	499,427	428,778
Money market	748,179	419,801
Time deposits	477,069	584,500
Total deposits	$3,692,784	$2,917,366

Total interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Interest-bearing demand	$1,462	$2,741	$1,158
Savings	426	590	579
Money market	2,270	3,742	2,135
Time deposits	8,593	11,866	4,699
Total	$12,751	$18,939	$8,571

As of December 31, 2020, 2019 and 2018, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2020	2019	2018
Time deposit balances in denominations of more than $250,000	$98,277	$107,285	$87,517

The following table shows the amount of maturities for all time deposits as of December 31, 2020 (in thousands):

Less than 1 year	$349,506
1 year to 2 years	70,312
2 years to 3 years	26,498
3 years to 4 years	18,555
4 years to 5 years	12,100
Over 5 years	98
Total	$477,069

In 2020 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $227.6 million and $258.4 million in various checking accounts and time deposits as of December 31, 2020 and 2019, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2020 and 2019 borrowings consisted of the following (in thousands):

	2020	2019
Securities sold under agreements to repurchase	$206,937	$208,109
Federal Home Loan Bank (FHLB) Fixed-term advances	93,969	113,895
Subordinated debt	94,253	—
Junior subordinated debentures	19,027	18,858
Other borrowings:
Federal funds purchased	—	5,000
Due after one year	—	—
Total	$414,186	$345,862

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2020 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures
2021	$19,000	$—	$—
2022	5,000	—	—
2023	15,000	—	—
2024	10,000	—	—
2025	5,000	—	—
Thereafter	40,000	96,000	20,620
	94,000	96,000	20,620
Unamortized discount	(31)	(1,747)	(1,593)
	$93,969	$94,253	$19,027

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2020 the advances totaling $94 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	3.5	1.83%	February 1, 2021
5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

Securities sold under agreements to repurchase were $206.9 million at December 31, 2020, a decrease of $1.2 million from $208.1 million at December 31, 2019 primarily due to seasonal cash needs of customers. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .16%.

(in thousands)	2020	2019	2018
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$350,288	$208,109	$192,330
Average amount outstanding for the year	219,298	169,437	140,622

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri- party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential of over-collateralization in the event of counterparty default.

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2020	December 31, 2019
US Treasury securities and obligations of U.S. government corporations & agencies	$37,423	$77,333
Obligations of states and political subdivisions	—	2,375
Mortgage-backed securities: GSE: residential	168,480	128,401
Miscellaneous	1,034	—
Total	$206,937	$208,109

At December 31, 2020, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 10, 2020 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2020 and 2019.

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

The Company had approximately $1.8 million of costs, including a debt issuance discount of $1.4 million, in connection with the debt issuance. This expense is being amortized to interest expense over the life of the notes. At December 31, 2020, the recorded balance of subordinated notes was $94,253,000.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.82% and 3.49% at December 31, 2020 and 2019). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.07% and 3.74% at December 31, 2020 and 2019, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.92% and 3.59% at December 31, 2020 and 2019, respectively) and resets quarterly.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2020 and 2019, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2020 and 2019, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2020, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
Company	$589,352	18.82%	$328,865	>10.50%	N/A	N/A
First Mid Bank	446,308	14.30%	327,685	>10.50%	$312,081	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	458,325	14.63%	266,224	> 8.50	N/A	N/A
First Mid Bank	409,534	13.12%	265,269	> 8.50	249,665	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	439,299	14.03%	219,243	> 7.00	N/A	N/A
First Mid Bank	409,534	13.12%	218,457	> 7.00	202,853	> 6.50
Tier 1 Capital (to average assets)
Company	458,325	10.22%	179,302	> 4.00	N/A	N/A
First Mid Bank	409,534	9.18%	178,497	> 4.00	223,121	> 5.00

December 31, 2019
Total Capital (to risk-weighted assets)
Company	$444,305	15.74%	$296,378	>10.50%	N/A	N/A
First Mid Bank	411,196	14.65%	294,703	>10.50%	$280,670	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	417,394	14.79%	239,925	> 8.50	N/A	N/A
First Mid Bank	384,285	13.69%	238,569	> 8.50	224,536	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	398,536	14.12%	197,585	> 7.00	N/A	N/A
First Mid Bank	384,285	13.69%	196,469	> 7.00	182,435	> 6.50
Tier 1 Capital (to average assets)
Company	417,394	11.20%	149,044	> 4.00	N/A	N/A
First Mid Bank	384,285	10.37%	148,268	> 4.00	185,335	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2020 and 2019 were computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods were computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2020 and 2019, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market- based or independently sources market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Equity Securities. The fair value of current equity securities is determined by obtaining quoted market prices in an active market and are classified within Level 1. In cases where quoted market prices are not available, fair values are estimated by using quoted prices of securities with similar characteristics and are classified in Level 2 of the valuation hierarchy.

Derivatives. The fair value of derivatives is based on models using observable market data as of the measurement date and are therefore classified in Level 2 of the valuation hierarchy.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2020 and 2019 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,069	$—	$127,069	$—
Obligations of states and political subdivisions	249,844	—	249,050	794
Mortgage-backed securities	491,348	—	491,348	—
Other securities	10,979	—	10,979	—
Total available-for-sale securities	879,240	—	878,446	794
Equity securities	218	218	193	—
Derivative assets: interest rate swaps	1,399	—	1,399	—
Total assets	$880,857	$218	$880,038	$794

Derivative liabilities: interest swaps	$2,892	$—	$2,892	$—

December 31, 2019
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$107,320	$—	$107,320	$—
Obligations of states and political subdivisions	178,433	—	177,460	973
Mortgage-backed securities	396,126	—	396,126	—
Other securities	3,757	—	3,757	—
Total available-for-sale securities	685,636	—	684,663	973
Equity securities	412	219	193	0
Total assets	$686,048	$219	$684,856	$973

Derivative liabilities: interest swaps	$325	$—	$325	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019 is summarized as follows (in thousands):

	Obligations of State and Political
	Subdivisions
	December 31, 2020	December 31, 2019
Beginning balance	$973	$967
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	5	6
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(184)	—
Ending balance	$794	$973
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2020 was $16,789,000 and a fair value of $14,876,000 resulting in specific loss exposures of $1,913,000. As of December 31, 2019, the total carrying amount of loans for which a change specific allowance has occurred was $13,775,000. These loans had a fair value of $12,727,000 which resulted in specific loss exposures of $1,047,600.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2020 was $2,489,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $290,000. The total carrying amount of other real estate owned as of December 31, 2019 was $3,644,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $935,000.

Mortgage Servicing Rights

As of December 31, 2020, mortgage servicing rights had a carrying value of $1,098,000 and a fair value of $516,000 resulting in a valuation reserve of $581,000. As of December 31, 2019, mortgage servicing rights had a carrying value of $1,690,000 and a fair value of $1,444,000 resulting in a valuation reserve of $245,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Impaired loans (collateral dependent)	$14,876	$—	$—	$14,876
Foreclosed assets held for sale	290	—	—	290
Mortgage servicing rights	516	—	—	517
December 31, 2019
Impaired loans (collateral dependent)	$12,727	$—	$—	$12,727
Foreclosed assets held for sale	935	—	—	935
Mortgage servicing rights	1,444	—	—	1,444

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2020.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$14,876	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	290	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	517	Third party valuations	PSA standard prepayment model rate	242 - 441	(384)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2019.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$12,727	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	935	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	1,444	Third party valuations	PSA standard prepayment model rate	152 - 437	(189)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets
Cash and due from banks	$415,973	$415,973	$415,973	$—	$—
Federal funds sold	1,308	1,308	1,308	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	879,240	879,240	0	878,446	794
Held-to-maturity securities	5,016	5,119	—	5,119	—
Equity securities	218	218	218	—	—
Loans held for sale	1,924	1,924	—	1,924	—
Loans net of allowance for credit losses	3,094,585	3,056,344	—	—	3,056,344
Interest receivable	19,287	19,287	—	19,287	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	3,692,784	3,697,105	—	3,215,715	481,390
Securities sold under agreements to repurchase	206,937	206,945	—	206,945	—
Interest payable	2,345	2,345	—	2,345	—
Federal Home Loan Bank borrowings	93,969	96,669	—	96,669	—
Other borrowings	—	—	—	—	—
Subordinated debentures	94,253	94,253	—	94,253	—
Junior subordinated debentures	19,027	14,604	—	14,604	—

December 31, 2019
Financial Assets
Cash and due from banks	$84,154	$84,154	$84,154	$—	$—
Federal funds sold	926	926	926	—	—
Certificates of deposit investments	4,625	4,625	—	4,625	—
Available-for-sale securities	685,636	685,636	—	684,856	780
Held-to-maturity securities	69,542	69,572	—	69,572	—
Equity securities	412	412	219	—	193
Loans held for sale	1,820	1,820	—	1,820	—
Loans net of allowance for loan losses	2,666,616	2,622,053	—	—	2,622,053
Interest receivable	15,577	15,577	—	15,577	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	4,105	4,105	—	4,105	—
Financial Liabilities
Deposits	2,917,336	2,924,144	—	2,332,866	591,278
Securities sold under agreements to repurchase	208,109	208,016	—	208,016	—
Interest payable	2,261	2,261	—	2,261	—
Federal Home Loan Bank borrowings	113,895	114,510	—	114,510	—
Other borrowings	5,000	5,000	5,000	—	—
Junior subordinated debentures	18,858	15,596	—	15,596	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”). At December 31, 2020, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,241,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,241,000 as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2020 and 2019 the Company issued 12,921 common shares and 11,072 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2020 and 2019.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. All previously issued, unexercised options expired on December 16, 2018. The Company awarded 25,950, 26,700 and 28,700 shares (under the 2017 Stock Incentive Plan) during 2020, 2019, 2018, respectively as stock and stock unit awards.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Stock and stock unit awards:
Pre-tax compensation expense	$774	$453	$314
Income tax benefit	(163)	(95)	(66)
Total share-based compensation expense, net of income taxes	$611	$358	$248

A summary of option activity under the 1997 Stock Incentive Plan as of December 31, 2018, and changes during the years then ended is presented below:

	2018
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, beginning of year	10,500	$23.00
Granted	0	0.00
Exercised	(10,500)	23.00
Forfeited or expired	0	0.00
Outstanding, end of year	0	$0.00	0.00	$—
Exercisable, end of year	0	$0.00	0.00	$—

The total intrinsic value of options exercised during 2018 was $176,000. There were no stock options for shares of common stock not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2018 because they were anti-dilutive. There were no stock options remaining after 2018.

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	37,908	$35.49	24,280	$38.92	0	$0.00
Granted	25,950	34.46	26,700	33.31	28,700	38.92
Vested	(21,305)	35.99	(13,072)	37.42	(4,420)	38.92
Forfeited	(333)	(33.31)	0	0.00	0	0.00
Nonvested, end of year	42,220	$34.62	37,908	$35.49	24,280	$38.92
Fair value of shares vested		$766,774		$489,110		$172,026

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2020, 2019 and 2018, there was $1,156,000, $1,053,000, and $795,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $2,623,000, $2,429,000 and $1,881,000 in 2020, 2019 and 2018, respectively. The Company also has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a senior officer that retired December 31, 2013. Total expense under this agreement amounted to $28,000, $32,000 and $36,000 in 2020, 2019 and 2018 respectively. The current liability recorded for this agreement was $441,000 and $465,000, as of December 31, 2020 and 2019, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Current
Federal	$12,315	$8,538	$4,841
State	7,120	4,900	2,781
Total Current	19,435	13,438	7,622
Deferred
Federal	(3,318)	1,368	2,818
State	(1,645)	517	1,465
Total Deferred	(4,963)	1,885	4,283
Total	$14,472	$15,323	$11,905

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). During 2020, 2019 and 2018, the Company was in a graduated tax rate position. The principal reasons for the difference are as follows (in thousands):

	2020	2019	2018
Expected income taxes	$12,546	$13,286	$10,186
Effects of:
Tax-exempt income from bank owned life insurance	(363)	(563)	(283)
Other tax-exempt income	(1,758)	(1,701)	(1,598)
Nondeductible interest expense	45	70	43
State taxes, net of federal taxes	4,325	4,280	3,354
Other items	(158)	116	218
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	—	—	—
Effect of marginal tax rate	(165)	(165)	(15)
Total	$14,472	$15,323	$11,905

Tax expense recorded by the Company during 2020, 2019 and 2018 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	2020	2019
Deferred tax assets:
Allowance for credit losses	$11,858	$7,512
Deferred compensation	3,486	3,487
Supplemental retirement	126	133
Core deposit premium and other intangible assets	948	889
Deferred loan costs	987	—
Stock compensation expense	80	54
Deferred revenue	460	521
Acquisition costs	265	265
Other	682	749
Total gross deferred tax assets	18,892	13,610
Deferred tax liabilities:
Deferred expenses	108	13
Intangibles amortization	5,034	4,584
Prepaid expenses	863	754
FHLB stock dividend	23	23
Depreciation	2,566	2,500
Purchase accounting	7,937	7,906
Accumulated accretion	135	304
Mortgage servicing rights	148	411
Available-for-sale investment securities	6,941	3,415
Total gross deferred tax liabilities	23,755	19,910
Net deferred tax assets (liabilities)	$(4,863)	$(6,300)

Net deferred tax assets are recorded in other assets on the consolidated balance sheets, while net deferred tax liabilities are recorded in other liabilities. No valuation allowance related to deferred tax assets was recorded at December 31, 2020 and 2019 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 16 -- Dividend Restrictions

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years. Factors that could adversely affect First Mid Bank’s net income include other-than- temporary impairment on investment securities that result in credit losses and economic conditions in industries where there are concentrations of loans outstanding that result in impairment of these loans and, consequently loan charges and the need for increased allowances for losses. See “Item 1A. Risk Factors,” Note 4 – “Investment Securities” and Note 5 – “Loans” for a more detailed discussion of the factors.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2020. As of December 31, 2020, approximately $46.2 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Unused commitments and lines of credit:
Commercial real estate	$56,309	$122,479
Commercial operating	396,345	308,393
Home equity	40,464	38,933
Other	112,327	103,912
Total	$605,445	$573,717
Standby letters of credit	$10,048	$11,535

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2020 and 2019. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $55,125,000 and $88,536,000 at December 31, 2020 and 2019, respectively. Activity during 2020 and 2019 was as follows (in thousands):

	2020	2019
Beginning balance	$88,536	$94,006
New loans	49,439	3,693
Loan repayments	(1,511)	(9,163)
Retired director no longer a related party	(81,339)	—
Ending balance	$55,125	$88,536

Deposits from related parties held by First Mid Bank at December 31, 2020 and 2019 totaled $48,478,000 and $51,798,000, respectively.

Note 19 -- Business Combinations

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by LINCO) will be converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration payable by the Company at the closing of the Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO have collectively elected pursuant to the Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger.   In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The Merger closed on February 22, 2021. Disclosures could not be made as the initial accounting is incomplete. It is anticipated that Providence Bank will be merged with and into First Mid Bank in the second quarter of 2021. At the time of the bank merger, Providence Bank’s banking offices will become branches of First Mid Bank.

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2020, substantially all of the Company's leases are operating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

	2020	2019
Operating lease right-of-use assets	$17,209	$17,006
Operating lease liabilities	17,351	17,007
Weighted-average remaining lease term	7.3 years	7.3 years
Weighted-average discount rate	2.85%	3.07%

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

Operating Leases
2021	$2,626
2022	2,470
2023	2,201
2024	1,826
2025	1,561
Thereafter	9,158
Total minimum lease payments	19,842
Less imputed interest	(2,491)
Total lease liability	$17,351

The components of lease expense for the twelve months ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Operating lease cost	$2,717	$2,470
Short-term lease cost	56	262
Variable lease cost	491	918
Total lease cost	3,264	3,650
Income from subleases	(730)	(842)
Net lease cost	$2,534	$2,808

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2020	2019
Operating cash flows from operating leases	$2,766	$2,680

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2020 and 2019 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2020
Interest rate swap agreements	Other liabilities	8.3	$14,334	$(2,892)

December 31, 2019
Interest rate swap agreements	Other liabilities	9.3	$14,748	$(325)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2020 and 2019 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2020	2019
Interest rate swap agreements	Interest income on loans	$1,168	$(605)

Derivative	Location of Gain (Loss) on Hedged Items	2020	2019
Interest rate swap agreements	Interest income on loans	$(1,168)	$605

As of December 31, 2020, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
Loans	$12,841	$1,494

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2020 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2020
Interest rate swap agreements	Other assets	7.0	$42,657	$1,399
Interest rate swap agreements	Other liabilities	7.0	42,657	(1,399)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2020	2019
Assets
Cash	$122,163	$13,792
Premises and equipment, net	4,423	3,564
Investment in subsidiaries	553,150	525,418
Other assets	4,062	4,529
Total Assets	$683,798	$547,303
Liabilities and Stockholders’ equity
Liabilities
Debt	$113,280	$18,858
Other liabilities	2,290	1,836
Total Liabilities	115,570	20,694
Stockholders’ equity	568,228	526,609
Total Liabilities and Stockholders’ equity	$683,798	$547,303

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2020	2019	2018
Income:
Dividends from subsidiaries	$29,663	$38,688	$21,694
Other income	43	12	171
Total income	29,706	38,700	21,865
Operating expenses	4,697	4,492	5,424
Income before income taxes and equity in undistributed earnings of subsidiaries	25,009	34,208	16,441
Income tax benefit	1,231	1,256	1,274
Income before equity in undistributed earnings of subsidiaries	26,240	35,464	17,715
Equity in undistributed earnings of subsidiaries	19,030	12,479	18,885
Net income	45,270	47,943	36,600
Other comprehensive income (loss), net of taxes	8,735	14,833	(4,169)
Comprehensive income	$54,005	$62,776	$32,431

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$45,270	$47,943	$36,600
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	104	125	90
Dividends received from subsidiary	29,663	38,688	21,694
Equity in undistributed earnings of subsidiaries	(19,030)	(12,479)	(18,885)
Increase in other assets	(30,121)	(39,042)	(1,645)
Increase in other liabilities	1,349	(17,104)	79
Net cash provided by operating activities	27,235	18,131	37,933
Cash flows from investing activities:
Investment in subsidiary	(700)	(343)	(13,430)
Net cash from business acquisition	0	310	(29,321)
Net cash used in investing activities	(700)	(33)	(42,751)
Cash flows from financing activities:
Repayment of short-term debt	(5,000)	—	—
Proceeds from short-term debt	5,000	—	—
Repayment of long-term debt	—	(10,310)	(10,313)
Issuance of subordinated debt	94,253	—	—
Proceeds from issuance of common stock	610	589	36,645
Payment to repurchase common stock	(213)	(1,293)	(138)
Direct expense related to capital transactions	—	—	(2,309)
Dividends paid on common stock	(12,814)	(11,863)	(8,792)
Net cash provided by (used in) financing activities	81,836	(22,877)	15,093
Increase (decrease) in cash	108,371	(4,779)	10,275
Cash at beginning of year	13,792	18,571	8,296
Cash at end of year	$122,163	$13,792	$18,571

Note 23 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2020 and 2019 (in thousands):

	Quarters ended in 2020
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$34,741	$35,535	$36,295	$37,570
Interest expense	4,868	3,953	3,778	4,130
Net interest income	29,873	31,582	32,517	33,440
Provision for loan losses	5,481	6,136	3,883	603
Net interest income after provision for loan losses	24,392	25,446	28,634	32,837
Other income	16,510	13,885	13,578	15,547
Other expense	27,731	26,098	26,927	30,331
Income before income taxes	13,171	13,233	15,285	18,053
Income taxes	3,172	3,096	3,720	4,484
Net income	$9,999	$10,137	$11,565	$13,569
Basic earnings per common share	$0.60	$0.61	$0.69	$0.81
Diluted earnings per common share	0.60	0.60	0.69	0.81

	Quarters ended in 2019
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$38,051	$37,571	$37,578	$36,521
Interest expense	5,799	6,258	6,453	5,537
Net interest income	32,252	31,313	31,125	30,984
Provision for loan losses	947	91	2,658	2,737
Net interest income after provision for loan losses	31,305	31,222	28,467	28,247
Other income	14,639	13,588	12,917	14,873
Other expense	28,310	30,187	25,894	27,601
Income before income taxes	17,634	14,623	15,490	15,519
Income taxes	4,318	3,642	3,820	3,543
Net income	$13,316	$10,981	$11,670	$11,976
Basic earnings per common share	$0.80	$0.66	$0.70	$0.72
Diluted earnings per common share	0.80	0.66	0.70	0.72

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc.  (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2021, expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for credit losses on loans in 2020 due to the adoption of ASC Topic 326, Financial Instruments-Credit Losses.  As discussed below, the allowance for credit losses is considered a critical audit matter.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company adopted Accounting Standards Codification 326 effective January 1, 2020.  As more fully described in Notes 1 and 5 to the consolidated financial statements, the Company estimates the allowance for credit losses (ACL) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses.  Expected credit losses are measured on a collective (pool) basis using a combination of loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation.  Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations.  Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable 12-month forecast period, with loss factors immediately reverting back to historic loss rates.  Management continually reevaluates the other subjective and forecast factors included in its ACL analysis.

The primary reason for our determination that the ACL is a critical audit matter is that auditing the estimated ACL involved significant judgment and complex review.  Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s model selections, segmentation, weighted average life calculations, assessment of economic conditions and other environmental factors, assessment of forecast factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated ACL included the following procedures, among others.

•

Obtaining an understanding of the Company’s process for establishing the ACL, including model selection and the implementation of the calculation and the qualitative and forecast factor adjustments of the ACL and any limitations of the model

•

Testing the design and operating effectiveness of internal controls, including those related to technology, over the ACL calculation including data completeness and accuracy, verification of historical net loss data and calculated net loss rates, the establishment of qualitative and forecast adjustments, grading and risk classification of loans by segment, including internal independent loan review functions, establishment of reserves on individually evaluated loans and management’s review controls over the ACL as a whole

•	Testing of the completeness and accuracy of the information utilized in the calculation of the ACL, including reports used in management review controls over the ACL
•	Assessing the relevance and reliability of assumptions and data
•	Testing clerical and computational accuracy of the formulas within the ACL model
•	Evaluating how historical losses are determined for each segment
•	Evaluating segmentation of the loan portfolio for reasonableness based on risk characteristics of the pooled loans
•	Evaluating the qualitative factor and forecast adjustments, including assessing the basis and reasonableness for the adjustments
•	Evaluating management’s risk ratings of loans
•	Evaluating specific reserves on individually analyzed loans
•	Preparation of an independent estimate of an acceptable range of the qualitative and forecast factors included in the ACL to compare to management’s estimate
•

Evaluating overall reasonableness of estimated reserve by considering and comparing past performance of the Company’s loan portfolio, trends in credit quality of the loan portfolio and trends in the credit quality of peer institutions

We have served as the Company’s auditor since 2005.

Decatur, Illinois

March 8, 2021

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 8, 2021

Joseph R. Dively

President and Chief Executive Officer

Matthew K. Smith

Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 8, 2021 expressed an unqualified opinion.

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

March 8, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company. This code of conduct is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—	$—	315,235	(1)
(B) Stock Incentive Plan	—	—	82,291	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	$—	397,526

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of restricted stock and/or restricted stock units.
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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2020 and 2019
•	Consolidated Statements of Income -- For the Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2020, 2019 and 2018.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description and Filing or Incorporation Reference
2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Eval Sub Inc., LINCO Bancshares, Inc. and the sellers as defined therein, dated September 25, 2020.                                                                                                                                                                        Incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2020.

2.2

First Amendment to Agreement and Plan of Merger, dated February 21, 2021, by and among First Mid Bancshares, Inc., Eval Sub Inc., a Missouri corporation, Eval Sub Inc., a Delaware corporation, LINCO Bancshares, Inc. and the sellers named therein                              Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021.

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

4.2	Description of Common Stock Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report of Form 10-K filed with the SEC on March 9, 2020.
4.3

Indenture, dated as of October 6, 2020, between First Mid Bancshares, Inc. and U.S. Bank National Association, as Trustee

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020

4.4

First Supplemental Indenture, dated as of October 6, 2020, between First Mid Bancshares, Inc. and U.S. Bank National Association, as Trustee (including the form of Note attached as an exhibit thereto)

Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020

4.5	Form of 3.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.4)
10.1	Employment Agreement between the Company and Joseph R. Dively Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2019.
10.2	Employment Agreement between the Company and Michael L. Taylor Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.
10.3	Employment Agreement between the Company and Matthew K. Smith Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.
10.4	Employment Agreement between the Company and Eric S. McRae Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2019.
10.5	Employment Agreement between the Company and Bradley L. Beesley Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2019.
10.6

First Amendment to the First Mid-Illinois Bancshares, Inc. Amended and Restated Deferred Compensation Plan

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

10.7	2017 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017.
10.8	Form of 2017 Incentive Plan Stock Unit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2017.
10.9

Form Agreement to Accelerate the Vesting of the First Mid-Illinois Bancshares, Inc. Stock Unit Awards

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017.

10.10	Form of Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.11	Form of Stock Unit/Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.12	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.13	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.14	First Amendment to Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.15

Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland

Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.17	Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019.
10.18

First Amendment to Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 10, 2020

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2020.

10.19	Second Amendment to Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021.
10.20

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on February 22, 2021

21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: March 8, 2021

Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of March 2021, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title

Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Matthew K. Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Holly B. Adams, Director

Robert Cook, Director

Steven L. Grissom, Director
Zachary I. Horn, Director J. Kyle McCurry, Director

Ray A. Sparks, Director

Mary J. Westerhold, Director

James Zimmer, Director