Form 10-Q
period 2021-03-31
FIRST MID BANCSHARES, INC.
filed 2021-05-10
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021 16,736,442 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks:
Non-interest bearing	$78,481	$75,152
Interest bearing	329,745	340,821
Federal funds sold	1,321	1,308
Cash and cash equivalents	409,547	417,281
Certificates of deposit	2,695	2,695
Investment securities:
Available-for-sale, at fair value	1,087,948	879,240
Held-to-maturity, at amortized cost (estimated fair value of $7,125 and $5,119 at March 31, 2021 and December 31, 2020, respectively)	7,045	5,016
Equity securities, at fair value	300	218
Loans held for sale	4,693	1,924
Loans	3,938,406	3,136,495
Less allowance for credit losses	(55,418)	(41,910)
Net loans	3,882,988	3,094,585
Interest receivable	20,218	19,287
Other real estate owned	13,339	2,489
Premises and equipment, net	86,654	58,206
Goodwill	113,948	104,992
Intangible assets, net	24,658	23,128
Bank owned life insurance	124,925	68,955
Right of use lease assets	17,424	17,209
Other assets	40,888	31,123
Total assets	$5,837,270	$4,726,348
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$1,185,181	$936,926
Interest bearing	3,552,512	2,755,858
Total deposits	4,737,693	3,692,784
Securities sold under agreements to repurchase	212,503	206,937
Interest payable	3,214	2,345
FHLB borrowings	116,861	93,969
Junior subordinated debentures, net	19,069	19,027
Subordinated debt, net	94,289	94,253
Lease liabilities	17,578	17,351
Other liabilities	34,179	31,454
Total liabilities	5,235,386	4,158,120
Stockholders’ Equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 18,662,947 and 17,361,898 shares in 2021 and 2020, respectively	76,652	71,449
Additional paid-in capital	338,897	297,806
Retained earnings	198,408	197,726
Deferred compensation	1,597	2,980
Accumulated other comprehensive income	5,087	17,095
Less treasury stock at cost, 620,691 shares in 2021 and 2020	(18,757)	(18,828)
Total stockholders’ equity	601,884	568,228
Total liabilities and stockholders’ equity	$5,837,270	$4,726,348

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended March 31,
(In thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$35,886	$30,027
Interest on investment securities	4,842	4,589
Interest on certificates of deposit investments	14	31
Interest on federal funds sold	—	2
Interest on deposits with other financial institutions	74	92
Total interest income	40,816	34,741
Interest expense:
Interest on deposits	2,484	3,861
Interest on securities sold under agreements to repurchase	70	194
Interest on FHLB borrowings	374	580
Interest on other borrowings	—	15
Interest on junior subordinated debentures	140	218
Interest on subordinated debentures	984	—
Total interest expense	4,052	4,868
Net interest income	36,764	29,873
Provision for loan losses	12,136	5,481
Net interest income after provision for loan losses	24,628	24,392
Other income:
Wealth management revenues	4,926	3,626
Insurance commissions	5,857	6,621
Service charges	1,364	1,778
Securities gains, net	4	531
Mortgage banking revenue, net	1,409	308
ATM / debit card revenue	2,699	1,987
Bank owned life insurance	637	431
Other	853	1,228
Total other income	17,749	16,510
Other expense:
Salaries and employee benefits	23,487	16,500
Net occupancy and equipment expense	4,970	4,242
Net other real estate owned expense	78	(46)
FDIC insurance	452	93
Amortization of intangible assets	1,220	1,295
Stationery and supplies	316	268
Legal and professional	1,402	1,398
ATM / debit card	838	605
Marketing and donations	502	481
Other	4,335	2,895
Total other expense	37,600	27,731
Income before income taxes	4,777	13,171
Income taxes	668	3,172
Net income	$4,109	$9,999
Per share data:
Basic net income per common share	$0.24	$0.60
Diluted net income per common share	0.24	0.60
Cash dividends declared per common share	0.205	—

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$4,109	$9,999
Other Comprehensive Income (Loss)
Unrealized losses on available-for-sale securities, net of taxes of $4,903 and $1,139 for three months ended March 31, 2021 and 2020, respectively	(12,005)	(2,789)
Amortized holding losses on held-to-maturity securities transferred from available-for- sale, net of taxes of $0 and ($5) for three months ended March 31, 2021 and 2020, respectively	—	15
Less: reclassification adjustment for realized gains included in net income, net of taxes of $1 and $154 for three months ended March 31, 2021 and 2020, respectively	(3)	(377)
Other comprehensive income, net of taxes	(12,008)	(3,151)
Comprehensive income (loss)	$(7,899)	$6,848

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2021 and 2020

(in thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	4,109	—	—	—	4,109
Other comprehensive income, net tax	—	—	—	—	(12,008)	—	(12,008)
Cash dividends on common stock (.205/share)	—	—	(3,427)	—	—	—	(3,427)
Issuance of 4,896 common shares pursuant to the Dividend Reinvestment Plan	17	154	—	—	—	—	171
Issuance of 18,397 common shares pursuant to Deferred Compensation Plan	3	15	—	—	—	—	18
Issuance of 27,750 restricted shares pursuant to the 2017 Stock Incentive Plan	111	832	—	—	—	—	943
Issuance of 2,375 common shares pursuant to the 2017 Stock Incentive Plan	10	75					85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142					44,191
Issuance of 3,142 common shares pursuant to the Employee Stock Purchase Plan	13	62	—	—	—	—	75
Deferred Compensation	—	—	—	(71)	—	71	—
Tax benefit related to deferred compensation distributions	—	179	—	—	—	—	179
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 Stock Incentive Plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	(1,312)	—	—	(1,312)
March 31, 2021	$76,652	$338,897	$198,408	$1,597	$5,087	$(18,757)	$601,884

December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal for adoption of ASU 2016-13	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	9,999	—	—	—	9,999
Other comprehensive income, net tax	—	—	—	—	(3,151)	—	(3,151)
Issuance of 25,200 restricted shares pursuant to the 2017 Stock Incentive Plan	101	767	—	—	—	—	868
Issuance of 3,804 common shares pursuant to the Employee Stock Purchase Plan	15	71	—	—	—	—	86
Deferred Compensation	—	—	—	(5)	—	5	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 Stock Incentive Plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 Stock Incentive Plan		(516)					(516)
Vested restricted shares/units compensation expense	—	—	—	(733)	—	—	(733)
March 31, 2020	$71,268	$296,853	$175,949	$2,022	$5,209	$(18,250)	$533,051

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$4,109	$9,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,136	5,481
Depreciation, amortization and accretion, net	2,692	2,721
Change in cash surrender value of bank owned life insurance	(637)	(431)
Stock-based compensation expense	262	204
Operating lease payments	(711)	(677)
Gains on investment securities, net	(4)	(531)
Gain on sales of repossessed assets, net	(35)	(162)
Gain on sale of premises and equipment	—	(26)
Gains on sale of loans held for sale, net	(1,229)	(353)
Decrease in accrued interest receivable	2,034	155
(Decrease) increase in accrued interest payable	262	(164)
Origination of loans held for sale	(42,379)	(20,039)
Proceeds from sale of loans held for sale	40,839	20,961
Increase in other investment	(84)	—
(Increase) decrease in other assets	454	(937)
Decrease in other liabilities	3,844	413
Net cash provided by operating activities	21,553	16,614
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	1,225
Purchases of certificates of deposit investments	—	(980)
Proceeds from maturities of securities available-for-sale	68,541	108,666
Proceeds from maturities of securities held-to-maturity	—	45,000
Purchases of securities available-for-sale	(177,116)	(44,830)
Net (increase) decrease in loans	26,319	(50,059)
Purchases of premises and equipment	(1,195)	(786)
Proceeds from sales of other real property owned	116	1,211
Investment in banked owned life insurance	(25,000)	—
Net cash provided by acquisition	27,061	—
Net cash (used in) provided by investing activities	(81,274)	59,447
Cash flows from financing activities:
Net increase (decrease) in deposits	54,499	(8,739)
Decrease in federal funds purchased	—	(5,000)
Increase in repurchase agreements	5,566	23,540
Proceeds from FHLB advances	—	15,000
Repayment of FHLB advances	(5,000)	(9,000)
Proceeds from long-term debt	—	5,000
Proceeds from issuance of common stock	179	85
Dividends paid on common stock	(3,257)	—
Net cash provided by financing activities	51,987	20,886
Increase (decrease) in cash and cash equivalents	(7,734)	96,947
Cash and cash equivalents at beginning of period	417,281	85,080
Cash and cash equivalents at end of period	$409,547	$182,027

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,183	$5,100
Income taxes	—	—
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	45	184
Dividends reinvested in common stock	171	—
Net tax benefit related to option and deferred compensation plans	179	22
Supplemental dislosure of purchase of capital stock of LINCO Bancshares, Inc.
Fair value of assets acquired	$1,173,443	-
Consideration paid:
Cash paid	103,500	-
Common stock issued	44,191	-
Total consideration paid	147,691
Fair value of liabilities assumed	$1,025,752	-

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), Providence Bank (“Providence Bank”), First Mid Wealth Management Company, Mid-Illinois Data Services, Inc. (“MIDS”), First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2021 and 2020, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2021 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021. The Company operates as a one-segment entity for financial reporting purposes. The 2020 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 27,750 and 25,200 shares of restricted stock during 2021 and 2020, respectively, and 16,950 and 16,200 restricted stock units during 2021 and 2020, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2021 and 2020, 3,142 shares and 3,804 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
March 31, 2021
Net unrealized gains on securities available-for-sale	$7,165
Tax expense	(2,078)
Balance at March 31, 2021	$5,087

December 31, 2020
Net unrealized gains on securities available-for-sale	$24,077
Tax expense	(6,982)
Balance at December 31, 2020	$17,095

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended March 31,
	2021	2020	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$4	$531	Securities gains, net
Tax effect	(1)	(154)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$3	$377	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$4,109,000	$9,999,000
Weighted average common shares outstanding	17,299,927	16,693,183
Basic earnings per common share	$0.24	$0.60

Diluted Net Income per Common Share
Available to Common Stockholders:
Net income applicable to diluted earnings per share	$4,109,000	$9,999,000
Weighted average common shares outstanding	17,299,927	16,693,183
Dilutive potential common shares:
Restricted stock awarded	53,020	46,908
Dilutive potential common shares	53,020	46,908
Diluted weighted average common shares outstanding	17,352,947	16,740,091
Diluted earnings per common share	$0.24	$0.60

There were no shares excluded when computing diluted earnings per share for the three months ended March 31, 2021 and 2020 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$174,789	$377	$(3,636)	$171,530
Obligations of states and political subdivisions	249,776	9,226	(1,283)	257,719
Mortgage-backed securities: GSE residential	620,102	7,988	(6,138)	621,952
Other securities	36,116	699	(68)	36,747
Total available-for-sale	$1,080,783	$18,290	$(11,125)	$1,087,948
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$5,012	$80	$—	$5,092
Annuity	2,033	—	—	2,033
Total held-to-maturity	$7,045	$80	$—	$7,125
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$127,067	$790	$(788)	$127,069
Obligations of states and political subdivisions	237,886	11,995	(37)	249,844
Mortgage-backed securities: GSE residential	479,470	12,038	(160)	491,348
Other securities	10,740	252	(13)	10,979
Total available-for-sale	$855,163	$25,075	$(998)	$879,240
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$5,016	$103	$—	$5,119

The Company also had $300,000 and $218,000 of equity securities, at fair value, as of March 31, 2021 and December 31, 2020, respectively. The Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of March 31, 2021, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2021 and 2020 (in thousands):

	Three months March 31,
	2021	2020
Gross gains	$4	$531
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2021 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$105,823	$54,392	$11,315	$—	$171,530
Obligations of state and political subdivisions	29,540	71,481	152,466	4,232	257,719
Mortgage-backed securities: GSE residential	26,948	293,661	301,343	—	621,952
Other securities	12,042	20,070	4,635	—	36,747
Total available-for-sale investments	$174,353	$439,604	$469,759	$4,232	$1,087,948
Weighted average yield	1.87%	2.28%	1.69%	2.57%	1.96%
Full tax-equivalent yield	2.06%	2.45%	1.94%	3.52%	2.17%
Held to Maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,012	$—	$—	$—	$5,012
Annuity	—			2,033	2,033
Total held-to-maturity	$5,012	$—	$—	$2,033	$7,045
Weighted average yield	2.06%	—%	—%	—%	2.06%
Full tax-equivalent yield	2.06%	—%	—%	—%	2.06%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2021.

Investment securities carried at approximately $621 million and $531 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$144,404	$(3,636)	$—	$—	$144,404	$(3,636)
Obligations of states and political subdivisions	51,381	(1,283)	—	—	51,381	(1,283)
Mortgage-backed securities: GSE residential	230,029	(5,155)	129,370	(983)	359,399	(6,138)
Other securities	12,679	(68)	—	—	12,679	(68)
Total	$438,493	$(10,142)	$129,370	$(983)	$567,863	$(11,125)
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,211	$(788)	$—	$—	$59,211	$(788)
Obligations of states and political subdivisions	5,380	(37)	—	—	5,380	(37)
Mortgage-backed securities: GSE residential	57,609	(160)	2,377	—	59,986	(160)
Other securities	3,977	(13)	—	—	3,977	(13)
Total	$126,177	$(998)	$2,377	$—	$128,554	$(998)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2021 and December 31, 2020, there were no available-for sale or held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At March 31, 2021 and December 31, 2020, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2021, there were twelve mortgage-backed securities with a fair value of $129,370,000 and unrealized losses of $(983,000) in a continuous unrealized loss position for twelve months or more. At December 31, 2020 there were two mortgage-backed securities with a fair value of $2,377,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more.

Other securities.  At March 31, 2021, and December 31, 2020, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of March 31, 2021 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Note 4 – Loans and Allowance for Credit Losses

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

A summary of loans at March 31, 2021 and December 31, 2020 follows (in thousands):

	March 31, 2021	December 31, 2020
Construction and land development	$165,780	$122,853
Agricultural real estate	269,759	254,662
1-4 Family residential properties	411,964	325,480
Multifamily residential properties	295,467	189,265
Commercial real estate	1,401,585	1,176,290
Loans secured by real estate	2,544,555	2,068,550
Agricultural loans	121,955	137,333
Commercial and industrial loans	1,020,608	741,819
Consumer loans	90,780	78,023
All other loans	163,901	118,196
Total Gross loans	3,941,799	3,143,921
Less: Loans held for sale	4,693	1,924
	3,937,106	3,141,997
Less:
Net deferred loan fees (costs), premiums and discounts	(1,300)	5,502
Allowance for credit losses	55,418	41,910
Net loans	$3,882,988	$3,094,585

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $15.6 million and $15.9 million at March 31, 2021 and December 31, 2020, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri and Texas. At March 31, 2021, the Company’s loan portfolio included $390.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $278.2 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $1.0 million from $391.7 million at December 31, 2020 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $30.0 million from $308.2 million at December 31, 2020. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $126.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $426.3 million of loans to lessors of non-residential buildings, $319.8 million of loans to lessors of residential buildings and dwellings, $109.8 million of loans to nursing care facilities, and $121.3 million of loans to other gambling industries.

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

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank and Providence Bank have also offered short-term loan payment deferral to borrowers in this segment.  Overall, the historical loss rate for this segment increased slightly.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty-six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank and Providence Bank have implemented deferral programs for borrowers in this segment in order to ease the impact to these borrowers. There was a slight increase in the historical loss rate for this segment.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season and should be able to take advantage of an increase in prices. There was no change to the qualitative factor of this segment.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty-four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants, and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank and Providence Bank's payment deferral program. There was a slight decrease in the historical loss rate but the qualitative factor for this segment was not changed.

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits, however these benefits are now expiring. Additionally, First Mid Bank and Providence Bank have offered a short-term payment deferral program. There was a slight decrease in the historical loss rate for this period and the qualitative factor for the segment was not changed.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2021 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended March 31, 2021
Beginning Balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	-	795	-	2,074
Provision for credit loss expense	359	500	617	5,902	(645)	4,674	729	12,136
Loans charged off	—	—	182	480	—	18	288	968
Recoveries collected	—	—	8	9	—	18	231	266
Ending balance	$2,286	$1,628	$3,093	$25,737	$881	$18,954	$2,839	$55,418

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2020 and for the year ended December 31, 2020 (in thousands):

	Construction & Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial & Industrial	Consumer Loans	Total
Three months ended March 31, 2020
Beginning Balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	$(113)	$230	$756	$541	$(363)	$155	$466	1,672
Provision for credit loss expense	587	12	(77)	1,961	41	2,815	142	5,481
Loans charged off	—	—	196	84	0	972	171	1,423
Recoveries collected	—	—	62	5	—	23	145	235
Ending balance	$1,620	$1,335	$1,931	$13,621	$1,064	$11,294	$2,011	$32,876

Twelve months ended December 31, 2020
Beginning Balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2021 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$508	$—	$—	$508	$303
Agricultural real estate	—	—	—	—	—
1-4 Family residential properties	4,436	—	—	4,436	163
Multifamily residential properties	1,914	—	—	1,914	—
Commercial real estate	12,308	—	—	12,308	1,252
Loans secured by real estate	19,166	—	—	19,166	1,718
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	—	3,393	1,909	5,302	808
Consumer loans	—	—	8	8	163
Other loans	—	26	—	26	26
Total loans	$19,166	$3,419	$1,917	$24,502	$2,715

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of March 31, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk Rating	2021	2020	2019	2018	2017	Prior	Loans	Total
March 31, 2021
Construction & Land Development Loans
Pass	$6,259	$55,930	$35,782	$44,866	$12,068	$9,723	$—	$164,628
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	128	0	573	47	—	748
Total	$6,259	$55,930	$35,910	$44,866	$12,641	$9,770	$—	$165,376
Agricultural Real Estate Loans
Pass	$29,531	$101,049	$31,082	$39,931	$14,717	$38,968	$—	$255,278
Special Mention	825	282	4,337	422	407	6,472	—	12,745
Substandard	—	—	0	707	625	297	—	1,629
Total	$30,356	$101,331	$35,419	$41,060	$15,749	$45,737	$—	$269,652
1-4 Family Residential Property Loans
Pass	$28,885	$114,918	$29,974	$40,369	$20,251	$117,623	$34,265	$386,285
Special Mention	—	189	2,136	349	2,714	1,190	57	6,635
Substandard	376	299	868	1,814	1,929	13,327	937	19,550
Total	$29,261	$115,406	$32,978	$42,532	$24,894	$132,140	$35,259	$412,470
Commercial Real Estate Loans
Pass	$67,044	$480,974	$318,800	$223,168	$163,413	$377,041	$—	$1,630,440
Special Mention	954	2,712	1,285	3,268	11,070	24,347	—	43,636
Substandard	—	1,794	37	6,901	2,004	16,057	—	26,793
Total	$67,998	$485,480	$320,122	$233,337	$176,487	$417,445	$—	$1,700,869
Agricultural Loans
Pass	$1,853	$83,342	$6,921	$5,131	$1,631	$104	$—	$98,982
Special Mention	13,723	3,777	3,769	214	206	159	—	21,848
Substandard	53	44	118	25	—	—	—	240
Total	$15,629	$87,163	$10,808	$5,370	$1,837	$263	$—	$121,070
Commercial & Industrial Loans
Pass	$152,091	$477,167	$162,411	$98,524	$96,059	$145,657	$—	$1,131,909
Special Mention	1,556	3,248	33,491	804	473	1,895	—	41,467
Substandard	397	343	2,369	447	2,345	2,680	—	8,581
Total	$154,044	$480,758	$198,271	$99,775	$98,877	$150,232	$—	$1,181,957
Consumer Loans
Pass	$7,723	$35,908	$33,307	$11,526	$138	$2,681	$—	$91,283
Special Mention	—	—	23	21	—	—	—	44
Substandard	13	27	13	90	79	156	—	378
Total	$7,736	$35,935	$33,343	$11,637	$217	$2,837	$—	$91,705
Total Loans
Pass	$293,386	$1,349,288	$618,277	$463,515	$308,277	$691,797	$34,265	$3,758,805
Special Mention	17,058	10,208	45,041	5,078	14,870	34,063	57	126,375
Substandard	839	2,507	3,533	9,984	7,555	32,564	937	57,919
Total	$311,283	$1,362,003	$666,851	$478,577	$330,702	$758,424	$35,259	$3,943,099

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk Rating	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020
Construction & Land Development Loans
Pass	$41,842	$40,989	$31,500	$2,760	$871	$3,822	$—	$121,784
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	517	—	50	—	695
Total	$41,842	$41,117	$31,500	$3,277	$871	$3,872	$—	$122,479
Agricultural Real Estate Loans
Pass	$73,630	$34,412	$37,839	$16,138	$13,559	$58,291	$—	$233,869
Special Mention	1,845	3,970	533	469	1,106	11,232	—	19,155
Substandard	—	—	800	208	64	245	—	1,317
Total	$75,475	$38,382	$39,172	$16,815	$14,729	$69,768	$—	$254,341
1-4 Family Residential Property Loans
Pass	$81,366	$29,695	$38,163	$23,086	$26,676	$62,942	$40,363	$302,291
Special Mention	192	2,142	523	2,720	247	1,578	293	7,695
Substandard	296	695	1,915	1,859	1,996	7,516	1,499	15,776
Total	$81,854	$32,532	$40,601	$27,665	$28,919	$72,036	$42,155	$325,762
Commercial Real Estate Loans
Pass	$368,750	$237,119	$171,591	$148,283	$143,400	$215,616	$—	$1,284,759
Special Mention	2,469	1,300	6,108	11,262	6,741	16,947	—	44,827
Substandard	1,863	40	7,081	2,022	4,905	18,435	—	34,346
Total	$373,082	$238,459	$184,780	$161,567	$155,046	$250,998	$—	$1,363,932
Agricultural Loans
Pass	$83,377	$15,680	$5,978	$1,838	$635	$2,856	$—	$110,364
Special Mention	21,070	4,483	694	224	148	38	—	26,657
Substandard	68	238	25	—	—	—	—	331
Total	$104,515	$20,401	$6,697	$2,062	$783	$2,894	$—	$137,352
Commercial & Industrial Loans
Pass	$371,683	$132,148	$70,497	$78,890	$42,439	$114,904	$—	$810,561
Special Mention	4,116	32,130	849	489	1,101	730	—	39,415
Substandard	889	2,360	532	1,689	136	969	—	6,575
Total	$376,688	$166,638	$71,878	$81,068	$43,676	$116,603	$—	$856,551
Consumer Loans
Pass	$31,609	$21,384	$12,084	$8,279	$3,150	$1,022	$—	$77,528
Special Mention	—	24	24	1	1	—	—	50
Substandard	15	16	111	95	67	120	—	424
Total	$31,624	$21,424	$12,219	$8,375	$3,218	$1,142	$—	$78,002
Total Loans
Pass	$1,052,257	$511,427	$367,652	$279,274	$230,730	$459,453	$40,363	$2,941,156
Special Mention	29,692	44,049	8,731	15,165	9,344	30,525	293	137,799
Substandard	3,131	3,477	10,464	6,390	7,168	27,335	1,499	59,464
Total	$1,085,080	$558,953	$386,847	$300,829	$247,242	$517,313	$42,155	$3,138,419

The following table presents the Company’s loan portfolio aging analysis at March 31, 2021 and December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2021
Construction and land development	$227	$—	$128	$355	$165,021	$165,376	$—
Agricultural real estate	0	—	34	34	269,618	269,652	—
1-4 Family residential properties	1,212	2,400	1,546	5,158	407,312	412,470	—
Multifamily residential properties	39	1,098	—	1,137	296,847	297,984	—
Commercial real estate	846	1,166	1,961	3,973	1,398,912	1,402,885	—
Loans secured by real estate	2,324	4,664	3,669	10,657	2,537,710	2,548,367	—
Agricultural loans	2,153	125	22	2,300	118,770	121,070	—
Commercial and industrial loans	535	257	1,320	2,112	1,015,288	1,017,400	—
Consumer loans	122	50	136	308	91,397	91,705	—
All other loans	59	—	—	59	164,498	164,557	—
Total loans	$5,193	$5,096	$5,147	$15,436	$3,927,663	$3,943,099	$—
December 31, 2020
Construction and land development	$—	$—	$128	$128	$122,351	$122,479	$—
Agricultural real estate	1,198	34	0	1,232	253,109	254,341	—
1-4 Family residential properties	1,121	1,105	2,033	4,259	321,503	325,762	—
Multifamily residential properties	—	—	—	—	189,632	189,632	—
Commercial real estate	2,618	341	794	3,753	1,170,547	1,174,300	—
Loans secured by real estate	4,937	1,480	2,955	9,372	2,057,142	2,066,514	—
Agricultural loans	43	—	236	279	137,073	137,352	—
Commercial and industrial loans	2,426	8	1,420	3,854	734,459	738,313	—
Consumer loans	145	50	149	344	77,658	78,002	—
All other loans	—	—	—	0	118,238	118,238	—
Total loans	$7,551	$1,538	$4,760	$13,849	$3,124,570	$3,138,419	$—

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

The following tables present impaired loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$573	$573	$303	$516	$516	$246
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	5,817	5,990	163	4,005	4,157	158
Multifamily residential properties	1,914	1,914	—	1,914	1,914	0
Commercial real estate	12,317	13,062	1,252	11,528	11,794	863
Loans secured by real estate	20,621	21,539	1,718	17,963	18,381	1,267
Agricultural loans	—	228	—	0	228	0
Commercial and industrial loans	5,430	6,996	808	3,523	4,878	664
Consumer loans	182	126	163	112	114	0
Other loans	26	26	26	—	—	—
Total loans	$26,259	$28,915	$2,715	$21,598	$23,601	$1,931
Loans without a specific allowance:
Construction and land development	$160	$173	$—	$162	$175	$—
Agricultural real estate	374	374	—	359	359	—
1-4 Family residential properties	3,971	4,692	—	4,262	4,715	—
Multifamily residential properties	258	259	—	267	267	—
Commercial real estate	450	752	—	552	581	—
Loans secured by real estate	5,213	6,250	—	5,602	6,097	—
Agricultural loans	262	34	—	659	431	—
Commercial and industrial loans	973	3,026	—	907	1,331	—
Consumer loans	229	729	—	218	313	—
Total loans	$6,677	$10,039	$—	$7,386	$8,172	$—
Total loans:
Construction and land development	$733	$746	$303	$678	$691	$246
Agricultural real estate	374	374	—	359	359	—
1-4 Family residential properties	9,788	10,682	163	8,267	8,872	158
Multifamily residential properties	2,172	2,173	—	2,181	2,181	0
Commercial real estate	12,767	13,814	1,252	12,080	12,375	863
Loans secured by real estate	25,834	27,789	1,718	23,565	24,478	1,267
Agricultural loans	262	262	—	659	659	0
Commercial and industrial loans	6,403	10,022	808	4,430	6,209	664
Consumer loans	411	855	163	330	427	0
Other loans	26	26	26	—	—	—
Total loans	$32,936	$38,954	$2,715	$28,984	$31,773	$1,931

The following tables present average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended
	March 31, 2021		March 31, 2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$754	$5	$600	$8
Agricultural real estate	957	—	1,202	—
1-4 Family residential properties	9,857	13	8,997	18
Multifamily residential properties	2,294	—	3,323	1
Commercial real estate	13,156	38	8,266	42
Loans secured by real estate	27,018	56	22,388	69
Agricultural loans	262	6	960	—
Commercial and industrial loans	6,455	1	7,402	2
Consumer loans	438	—	544	—
All other loans	26	—	—	—
Total loans	$34,199	$63	$31,294	$71

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remain on accrual status. The average balances of these loans included in impaired loans at March 31, 2021 and 2020, were $4.1 million and $4.4 million, respectively.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2021 and December 31, 2020 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2021		December 31, 2020
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$160	$225	$162	$162
Agricultural real estate	374	374	359	359
1-4 Family residential properties	7,116	8,771	6,747	6,930
Multifamily residential properties	2,173	2,173	2,181	2,181
Commercial real estate	3,780	9,516	7,345	8,760
Loans secured by real estate	13,603	21,059	16,794	18,392
Agricultural loans	262	262	659	659
Commercial and industrial loans	3,641	6,137	3,677	4,372
Consumer loans	295	394	327	327
All other loans	0	25
Total loans	$17,801	$27,877	$21,457	$23,750

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1,021,000 and $1,029,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2021 and December 31, 2020 was $8.7 million and $9.5 million, respectively. There was $929,000 and $1,016,000 in specific reserves established with respect to these loans as of March 31, 2021 and December 31, 2020, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2021 and December 31, 2020 (in thousands).

Troubled debt restructurings:	March 31, 2021	December 31, 2020
1-4 Family residential properties	$1,381	$1,603
Commercial real estate	4,594	5,170
Loans secured by real estate	5,975	6,773
Agricultural loans	228	228
Commercial and industrial loans	2,362	2,389
Consumer loans	124	112
Total	$8,689	$9,502
Performing troubled debt restructurings:
1-4 Family residential properties	$1,004	$1,268
Commercial real estate	3,027	3,045
Loans secured by real estate	4,031	4,313
Commercial and industrial loans	55	58
Consumer loans	17	2
Total	$4,103	$4,373

The following table presents loans modified as TDRs during the three months ended March 31, 2021, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	March 31, 2021			March 31, 2020
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
Commercial real estate	—	$—		1	$305	(b)(c)(d)
Loans secured by real estate	—	—		1	305
Commercial and industrial loans	—	—		1	7	(b)(c)(d)
Consumer Loans	2	16	(b)	1	11	(c)
Total	2	$16		3	$323

Type of modifications:

(a) Reduction of stated interest rate of loan

(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for three months ended March 31, 2021. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2020.

The balance of real estate owned includes $13,339,000 and $2,489,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2021 and December 31, 2020, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $634,000 and $713,000 at March 31, 2021 and December 31, 2020, respectively.

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

LINCO Acquisition
Purchase price of loans at acquisition	$64,647
Allowance for credit losses at acquisition	(2,074)
Non-credit discount/(premium) at acquisition	(187)
Fair value of acquired loans at acquisition	$62,386

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$117,708	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	34,503	21,620	32,355	20,910
Other intangibles	16,779	5,555	16,389	5,222
	$172,005	$33,950	$160,511	$32,907

Goodwill of $9 million was provisionally recorded for the acquisition and merger of LINCO during the first quarter of 2021. All goodwill was assigned to the banking segment of the Company.

The following table provides a reconciliation of the purchase price paid for the acquisition of LINCO and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$14,992
Less purchase accounting adjustments:
Fair value of securities	$264
Fair value of loans, net	(2,818)
Fair value of other real estate owned	915
Fair value of premises and equipment	6,360
Fair value of time deposits	(2,081)
Fair value of FHLB advances	(975)
Core deposit intangible	2,025
Other assets	2,530
Other liabilities	(184)
		6,036
		$8,956

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2021, March 31, 2020 and December 31, 2020 (in thousands):

	March 31, 2021	March 31, 2020	December 31, 2020
Beginning Balance	$516	$1,444	$1,444
Valuation reserve	210	(18)	(273)
Mortgage servicing rights amortized	(177)	(126)	(593)
Interest only Strip	2	(4)	(62)
Ending Balance	$551	$1,296	$516

Total amortization expense for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Core deposit intangibles	$710	$843
Customer list intangibles	333	326
Mortgage servicing rights	177	126
	$1,220	$1,295

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/21-3/31/21	$1,220
Estimated amortization expense:
For period 04/01/21-12/31/21	3,888
For year ended 12/31/22	3,885
For year ended 12/31/23	3,534
For year ended 12/31/24	3,234
For year ended 12/31/25	2,891
For year ended 12/31/26	2,215

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $212.5 million at March 31, 2021, an increase of $5.6 million from $206.9 million at December 31, 2020. The increase during the first three months of 2021 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.15%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2021	December 31, 2020
US Treasury securities and obligations of U.S. government corporations & agencies	$55,619	$37,423
Mortgage-backed securities: GSE: residential	156,884	168,480
Miscellaneous	—	1,034
Total	$212,503	$206,937

FHLB borrowings, before net premiums of $921,000, were $115.9 million and $94 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
6,940,511	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$171,530	$—	$171,530	$—
Obligations of states and political subdivisions	257,719	—	257,105	614
Mortgage-backed securities	621,952	—	621,952	—
Other securities	36,747	—	36,747	—
Total available-for-sale securities	1,087,948	—	1,087,334	614
Equity securities	300	300	—	—
Derivative assets: interest rate swaps	262	—	262	—
Total assets	$1,088,510	$300	$1,087,596	$614

Derivative liabilities: interest rate swaps	$1,013	$—	$1,013	$—

December 31, 2020
Available-for-sale securities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$127,069	$—	$127,069	$—
Obligations of states and political subdivisions	249,844	—	249,050	794
Mortgage-backed securities	491,348	—	491,348	—
Other securities	10,979	—	10,979	—
Total available-for-sale securities	879,240	—	878,446	794
Equity securities	218	218	193	—
Derivative assets: interest rate swaps	1,399	-	1,399	—
Total assets	$880,857	$218	$880,038	$794

Derivative liabilities: interest rate swaps	$2,892	$—	$2,892	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 is summarized as follows (in thousands):

	Obligation of State and Political Subdivisions
	Three months ended
	March 31, 2021	March 30, 2020
Beginning balance	$794	$973
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	1	1
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	(181)	(184)
Settlements	—	—
Ending balance	$614	$790
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2021 was $15,429,000 and a fair value of $2,696,000 resulting in specific loss exposures of $12,733,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2021 was $13,339,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $11,292,000.

Mortgage Servicing Rights. As of March 31, 2021, mortgage servicing rights had a carrying value of $920,000 and a fair value of $551,000 resulting in a valuation reserve of $369,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans (collateral dependent)	$12,733	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	11,292	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	551	Third party valuations	PSA standard prepayment model rate	242 - 438	304

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans (collateral dependent)	$14,876	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	290	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	517	Third party valuations	PSA standard prepayment model rate	242 - 441	384

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Cash and due from banks	$408,226	$408,226	$408,226	$—	$—
Federal funds sold	1,321	1,321	1,321	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	1,087,948	1,087,948	—	1,087,334	614
Held-to-maturity securities	7,045	7,125	—	7,125	—
Equity securities	300	300	300	—	—
Loans held for sale	4,693	4,693	—	4,693	—
Loans net of allowance for credit losses	3,882,988	3,839,827	—	—	3,839,827
Interest receivable	20,218	20,218	—	20,218	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	$4,737,693	$4,740,802	$—	$3,926,107	$814,695
Securities sold under agreements to repurchase	212,503	212,514	—	212,514	—
Interest payable	3,214	3,214	—	3,214	—
Federal Home Loan Bank borrowings	116,861	117,670	—	117,670	—
Subordinated debt, net	94,289	94,289		94,289
Junior subordinated debentures, net	19,069	14,495	—	14,495	—

December 31, 2020
Financial Assets
Cash and due from banks	$415,973	$415,973	$415,973	$—	$—
Federal funds sold	1,308	1,308	1,308	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	879,240	879,240	—	878,446	794
Held-to-maturity securities	5,016	5,119	—	5,119	—
Equity securities	218	218	218	—	—
Loans held for sale	1,924	1,924	—	1,924	—
Loans net of allowance for credit losses	3,094,585	3,056,344	—	—	3,056,344
Interest receivable	19,287	19,287	—	19,287	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial Liabilities
Deposits	$3,692,784	$3,697,105	$—	$3,215,715	$481,390
Securities sold under agreements to repurchase	206,937	206,945	—	206,945	—
Interest payable	2,345	2,345	—	2,345	—
Federal Home Loan Bank borrowings	93,969	96,669	—	96,669	—
Subordinated debt, net	94,253	94,253	—	94,253	—
Junior subordinated debentures, net	19,027	14,604	—	14,604	—

Note 8 – Business Combinations

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Illinois corporation and wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub will merge with and into LINCO, whereupon the separate corporate existence of Merger Sub will cease and LINCO will continue as the surviving company and a wholly-owned subsidiary of the Company (the "Merger").

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business
Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 22, 2021 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $8.9 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the
Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired	Fair Value	As Recorded by
	Book Value	Adjustments	Providence Bank

Assets
Cash and due from banks	$130,561	$-	$130,561
Investment Securities	119,234	264	119,498
Loans	838,377	(9,401)	828,976
Allowance for credit losses	(8,656)	6,583	(2,073)
Other real estate owned	8,435	2,456	10,891
Premises and equipment	23,440	4,819	28,259
Goodwill	-	8,956	8,956
Core deposit intangible	123	2,025	2,148
Right of use asset	-	794	794
Other assets	43,697	1,736	45,433
Total assets acquired	$1,155,211	$18,232	$1,173,443

Liabilities
Deposits	$988,329	$2,081	$990,410
Securities sold under agreements to repurchase	-	-	-
FHLB advances	26,941	975	27,916
Other borrowings	-	-	-
Lease liability	-	794	794
Other liabilities	7,242	(610)	6,632
Total liabilities assumed	1,022,512	3,240	1,025,752
Net assets acquired	$132,699	$14,992	$147,691

Consideration Paid
Cash			$103,500
Common stock			44,191
			$147,691

The Company has recognized approximately $3.1 million, pre-tax, of acquisition costs for the LINCO acquisition. Of this amount, $2.6 million was recognized during the first quarter of 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $2.1 million and the assumed FHLB advances of $975,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $2 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the
Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net interest income	$38,237	$40,626
Provision for loan losses	12,136	5,492
Non-interest income	17,749	17,651
Non-interest expense	37,659	32,060
Income before taxes	6,191	20,725
Income tax expense (benefit)	1,078	5,277
Net income (loss)	$5,113	$15,448

Earnings per share
Basic	$0.30	$0.86
Diluted	0.29	0.86

Basic weighted average shares o/s	17,299,927	17,955,429
Diluted weighted average shares o/s	17,352,947	18,002,337

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2021, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

	March 31, 2021	March 31, 2020	December 31, 2020
Operating lease right-of-use assets	$17,424	$16,542	$17,209
Operating lease liabilities	17,578	16,568	17,351
Weighted-average remaining lease term (in years)	6.8	7.1	7.3
Weighted-average discount rate	2.63%	3.08%	2.85%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$2,226
2022	2,703
2023	2,364
2024	1,942
2025	1,629
Thereafter	9,150
Total lease payments	20,014
Less imputed interest	(2,436)
Total lease liability	$17,578

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$708	$642
Short-term lease cost	35	46
Variable lease cost	137	169
Total lease cost	880	857
Income from subleases	(153)	(193)
Net lease cost	$727	$664

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2021	March 31, 2020
Operating cash flows from operating leases	$711	$677

Note 10 – Derivatives

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2021
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	8.1 years	$14,276	$(1,013)

December 31, 2020
Fair Value Hedges:
Interest rate swap agreements	Other liabilities	8.3 years	$14,334	$(2,892)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Derivatives	2021	2020
Interest rate swap agreements	Interest income on loans	$(743)	$(1,384)

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2021	2020
Interest rate swap agreements	Interest income on loans	$743	$1,384

As of March 31, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$13,525	$751

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2021 and 2020  (in thousands):

September 30, 2020	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	6.8	$42,223	$262
Interest rate swap agreements	Other liabilities	6.8	42,223	(262)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses, planned schedules and COVID-19. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and the possibility that any of the anticipated benefits of the closed transaction between First Mid and LINCO will not be realized or will not be realized within the expected time period; the risk that integration of the operations of LINCO with First Mid will be materially delayed or will be more costly or difficult than expected; changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines, the severity, magnitude and duration of COVID-19 pandemic, the direct and indirect impact of such pandemic, including responses to the pandemic by the government, businesses customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the Company's liquidity and capital positions, impair the ability of the Company's borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on the Company's financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2019 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

COVID-19 Impact

The COVID-19 outbreak is an unprecedented event that provides significant economic uncertainty for a broad spectrum of industries. The spread of this outbreak has caused significant disruptions in the U.S. economy and some of these impacts will be long lasting. As it continues to evolve it is not clear when or how the pandemic-driven contraction will recover. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Many of the CARES Act provisions, as well as other recent legislative and regulatory efforts, are expected to have a material impact on financial institutions. The Company's strong track record and revenue diversification provide a solid foundation for earnings and capital. The Company is focused on supporting its customers, communities, and employees during this unique operating environment. Following is a description of the impact COVID-19 is having, actions taken because of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of March 31, 2021, a total of $50.6 million was deferred through these programs. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, the Company has outstanding 2,732 PPP loans totaling $259.7 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce has the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented. To protect and ensure the safety of employees, as well as customers, all branch locations were transitioned to drive-thru use only. Most branch lobbies were re-opened in mid-June and the Company continues to monitor each location. The Company increased the number of available sick days to every employee impacted in anyway by COVID-19 and offered financial assistance for any employee with need.

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

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through March 31, 2021, were $33.2 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.3 billion of total available capacity as of March 31, 2021.

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

Net income was $4,109,000 and $9,999,000 for the three months ended March 31, 2021 and 2020, respectively. Diluted net income per common share was $0.24 and $0.60 for the three months ended March 31, 2021 and 2020.

The following table shows the Company’s annualized performance ratios for three months ended March 31, 2021 and 2020, compared to the performance ratios for the year ended December 31, 2020:

	Three months ended		Year ended
	March 31, 2021	March 31, 2020	December 31, 2020
Return on average assets	0.32%	1.05%	1.05%
Return on average common equity	2.78%	7.48%	8.24%
Average equity to average assets	11.41%	13.97%	12.76%

Total assets were $5.8 billion at March 31, 2021, compared to $4.7 billion as of December 31, 2020. From December 31, 2020 to March 31, 2021, cash and interest-bearing deposits decreased $7.7 million, net loan balances increased $788.4 million and investment securities increased $210.8 million. Net loan balances were $3.88 billion at March 31, 2021 compared to $3.09 billion at December 31, 2020. The increases were primarily due to the acquisition of Providence Bank during the first quarter of 2021.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.16% for the three months ended March 31, 2021, down from 3.51% for the same period in 2020. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $36.8 million compared to net interest income of $29.9 million for the same period in 2020. The increase in net interest income was primarily due to the acquisition of Providence Bank during the first quarter of 2021.

Total non-interest income of $17.7 million increased $1.2 million or 7.5% from $16.5 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, and income from Providence Bank.

Total non-interest expense of $37.6 million increased $9.9 million or 35.6% from $27.7 million for the same period last year. The increase was primarily due to costs related to the acquisition of LINCO during the first quarter of 2021, and expenses from Providence Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2021 versus 2020
Three months ended March 31, 2021
Net interest income	$6,891
Provision for loan losses	(6,655)
Other income, including securities transactions	1,239
Other expenses	(9,869)
Income taxes	2,504
Decrease in net income	$(5,890)

Credit quality is an area of importance to the Company. Total nonperforming loans were $32.0 million at March 31, 2021, compared to $24.5 million at March 31, 2020 and $28.1 million at December 31, 2020. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $13.3 million at March 31, 2021 compared to $2.8 million at March 31, 2020 and $2.5 million at December 31, 2020. The increases in nonperforming loans and repossessed assets were due to the acquisition of Providence Bank.

The Company’s provision for loan losses for the three months ended March 31, 2021 and 2020 was $12,136,000 and $5,481,000, respectively. This increase was due to recording initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank during the first quarter of 2021 compared to 2020 when ASC 2016-13 was adopted. Total loans past due 30 days or more were 0.39% of loans at March 31, 2021 compared to 1.43% at March 31, 2020, and 0.44% of loans at December 31, 2020. The decline in this ratio was primarily due to the increase in loan balances. Loans secured by both commercial and residential real estate comprised approximately 64.6% of the loan portfolio as of March 31, 2021 and 65.8% as of December 31, 2020

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2021 and 2020 and December 31, 2020 was 10.74%, 15.05% and 14.63%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2021 and 2020, and December 31, 2020 was 13.75%, 16.13% and 18.82%, respectively. The decrease in these ratios from December 31, 2020 was primarily due to the acquisition of LINCO offset by net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2021 and 2020, were $850 million and $596 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and Providence Bank are required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

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

The Company expensed $452,045 and $93,000 for the assessment during the first three months of 2021 and 2020, respectively. The increase in 2021 expense was due to a remaining small bank credit utilized during the first quarter of 2020.

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

See discussion under the heading "Capital Resources" for a description of the Company's, First Mid Bank's and Providence Bank’s risk-based capital.

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

Investment in Debt and Equity Securities. The Company classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Securities classified as held-to-maturity are recorded at amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income (loss).

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

Results of Consolidated Operations

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2020 and 2019 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $595,000 and $520,000 for 2021 and 2020, respectively were 3.11% and 3.45% at March 31, 2021 and March 31, 2020.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2021 and 2020 in the following table (dollars in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$278,295	$74	0.11%	$23,824	$91	1.54%
Federal funds sold	1,316	—	0.03%	926	2	0.87%
Certificates of deposit	2,695	14	2.14%	5,064	31	2.46%
Investment securities:
Taxable	761,727	3,249	1.71%	543,799	3,339	2.46%
Tax-exempt (1)	248,188	2,016	3.25%	174,459	1,582	3.63%
Loans net of unearned income (TE) (2)	3,477,754	36,058	4.20%	2,703,051	30,215	4.50%
Total earning assets	4,769,975	41,411	3.52%	3,451,123	35,260	4.11%
Cash and due from banks	84,392			93,283
Premises and equipment	68,282			59,476
Other assets	296,284			251,359
Allowance for loan losses	(46,735)			(29,990)
Total assets	$5,172,198			$3,825,251
Liabilities and Stockholders' Equity
Interest-bearing deposits
Demand deposits	$1,876,378	$886	0.19%	$1,264,489	$1,092	0.35%
Savings deposits	579,632	136	0.10%	435,480	119	0.11%
Time deposits	623,852	1,462	0.95%	570,132	2,650	1.87%
Total Interest-bearing deposits	3,079,862	2,484	0.33%	2,270,101	3,861	0.68%
Securities sold under agreements to repurchase	198,670	70	0.14%	202,693	194	0.38%
FHLB advances	102,081	374	1.49%	120,146	580	1.94%
Federal funds purchased	—	—	0.00%	2,110	10	1.91%
Subordinated debt	94,266	984	4.23%	—	—	0.00%
Junior subordinated debentures	19,041	140	2.98%	18,873	218	4.65%
Other debt	—	—	0.00%	769	4	2
Total borrowings	414,058	1,568	1.54%	344,591	1,006	1.17%
Total interest-bearing liabilities	3,493,920	4,052	0.47%	2,614,692	4,867	0.75%
Non interest-bearing demand deposits	1,033,741		0.36%	628,588		0.60%
Other liabilities	54,346			47,539
Stockholders' equity	590,191			534,432
Total liabilities & equity	$5,172,198			$3,825,251
Net interest income		$37,359			$30,393
Net interest spread			3.05%			3.36%
Impact of non interest-bearing funds			0.11%			0.15%
TE Net yield on interest-earning assets			3.16%			3.51%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2021, compared to the same period in 2020 (in thousands):

	Three months ended March 31, 2021 compared to 2020 Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(17)	$612	$(629)
Federal funds sold	(2)	4	(6)
Certificates of deposit investments	(17)	(13)	(4)
Investment securities:
Taxable	(90)	4,581	(4,671)
Tax-exempt (2)	434	613	(179)
Loans (2) (3)	5,843	17,898	(12,055)
Total interest income	$6,151	$23,695	$(17,544)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	$(206)	$1,975	$(2,181)
Savings deposits	17	82	(65)
Time deposits	(1,188)	1,496	(2,684)
Securities sold under agreements to repurchase	(124)	(4)	(120)
FHLB advances	(206)	(81)	(125)
Federal Funds Purchased	(10)	(5)	(5)
Subordinated debt	984	931	53
Junior subordinated debentures	(78)	14	(92)
Other debt	(4)	(2)	(2)
Total interest expense	(815)	4,406	(5,221)
Net interest income	$6,966	$19,289	$(12,323)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $7.0 million, or 22.9%, to $37.4 million for the three months ended March 31, 2021, from $30.4 million for the same period in 2019. Net interest income increased primarily due to the acquisition of Providence Bank during the first quarter of 2021. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the three months ended March 31, 2021, average earning assets increased $1.3 billion, or 38.2%, and average interest-bearing liabilities increased $879.2 million or 33.6% compared with average balances for the same period in 2020.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $254.5 million or 1068.1%.
•	Average federal funds sold increased $0.4 million or 42.1%.
•	Average certificates of deposits investments decreased $2.4 million or 46.8%
•	Average loans increased by $774.7 million or 28.7%.
•	Average securities increased by $291.7 million or 40.6%.
•	Average interest-bearing customer deposits increased by $809.8 million or 35.7%
•	Average securities sold under agreements to repurchase decreased by $4.0 million or 2.0%.
•	Average borrowings and other debt increased by $73.5 million or 51.8%.
•	Net interest margin decreased to 3.16% for the first three months of 2021 from 3.51% for the first three months of 2020.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2021 and 2020 was $12.1 million and $5.5 million, respectively. This increase was due to recording initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank during the first quarter of 2021 compared to 2020 when ASC 2016-13 was adopted. Net charge-offs were $702,000 for the three months ended March 31, 2021, compared to net charge offs of $1.2 million for March 31, 2020. Nonperforming loans were $32.0 million and $24.5 million as of March 31, 2021 and 2020, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months March 31, 2021
	2021	2020	$ Change	% Change
Wealth management revenues	$4,926	$3,626	$1,300	35.9%
Insurance commissions	5,857	6,621	(764)	-11.5%
Service charges	1,364	1,778	(414)	-23.3%
Security gains, net	4	531	(527)	-99.2%
Mortgage banking revenue, net	1,409	308	1,101	357.5%
ATM / debit card revenue	2,699	1,987	712	35.8%
Bank Owned Life Insurance	637	431	206	47.8%
Other	853	1,228	(375)	-30.5%
Total other income	$17,749	$16,510	$1,239	7.5%

Following are explanations of the changes in these other income categories for the three months ended March 31, 2021 compared to the same period in 2020:

•	Wealth management revenues increased due to increases in all lines of business within Wealth Management.
•	Insurance commissions decreased primarily due to a decrease in contingency income for the period compared to the same period last year.
•	Fees from service charges decreased due to an increase in waived commercial service charges.
•	Gains from the sale of securities during the first quarter of 2021 and 2020 were $3,900 and $531,000, respectively.
•	The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$108.3 million (representing 263 loans) for the three months ended March 31, 2021
•	$20.6 million (representing 151 loans) for the three months ended March 31, 2020

First Mid Bank and Providence Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the quarter.
•

Bank owned life insurance income increased approximately $206,000 during the period in 2021 compared to the same period in 2020, due to $25 million of additional purchased during the first quarter and $30.3 million added through the acquisition of Providence Bank.

•	Other income declined primarily due a swap upfront fee received in 2020 that did not recur in 2021.

Other Expense

The following table sets forth the major components of other expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months March 31, 2021
	2021	2020	$ Change	% Change
Salaries and employee benefits	$23,487	$16,500	$6,987	42.3%
Net occupancy and equipment expense	4,970	4,242	728	17.2%
Net other real estate owned expense	78	(46)	124	269.6%
FDIC insurance	452	93	359	386.0%
Amortization of intangible assets	1,220	1,295	(75)	-5.8%
Stationery and supplies	316	268	48	17.9%
Legal and professional	1,402	1,398	4	0.3%
Marketing and donations	502	481	21	4.4%
ATM/debit card expense	838	605	233	38.5%
Other operating expenses	4,335	2,895	1,440	49.7%
Total other expense	$37,600	$27,731	$9,869	35.6%

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2021 compared to the same period in 2020:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Providence Bank for part of the first quarter of 2021. There were 983 and 835 full-time equivalent employees at March 31, 2021 and 2020, respectively.

•	The decrease in occupancy and equipment expense was due to a decrease in expense for software and other uncapitalized equipment offset by an increase in rent expense.
•	The increase in net other real estate owned expense was primarily due to properties acquired with the acquisition of Providence Bank.
•	Expense for amortization of intangible assets decreased due to less amortization for core deposit intangibles for the three months ended March 31, 2021 compared to 2020.
•	The increase in other operating expenses was primarily due to an increase in costs to acquire LINCO and additional expenses from the operation of Providence Bank.
•	On a net basis, all other categories of operating expenses increased slightly during the period compared to last year primarily due to the operation of Providence Bank.

Income Taxes

Total income tax expense amounted to $668,000 (14.0% effective tax rate) for the three months ended March 31, 2021, compared to $3.2 million (24.1% effective tax rate) for the same period in 2020. The decline in effective rate is primarily resulting from costs incurred in the acquisition of LINCO and Providence Bank.

The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2021 and December 31, 2020 (dollars in thousands)

	March 31, 2021		December 31, 2020
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$179,801	1.20%	$132,083	1.25%
Obligations of states and political subdivisions	249,776	2.65%	237,886	2.72%
Mortgage-backed securities: GSE residential	620,102	1.76%	479,470	1.92%
Other securities	38,148	4.39%	10,740	5.22%
Total securities	$1,087,827	1.95%	$860,179	2.08%

At March 31, 2021, the Company’s investment portfolio increased by $227.6 million from December 31, 2020 primarily due to securities added with the acquisition of Providence Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of March 31, 2021 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2021 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$174,789	$171,530	$29,261	$131,290	$—	$—	$—	$10,980
Obligations of state and political subdivisions	249,776	257,719	20,117	173,117	63,244	—	—	1,241
Mortgage-backed securities (2)	620,102	621,952	1,073	—	—	—	—	620,879
Other securities	36,116	36,747	—	—	—	—	—	36,747
Total available-for-sale	$1,080,783	$1,087,948	$50,451	$304,407	$63,244	$—	$—	$669,847
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,012	$5,092	$—	$5,092	$—	$—	$—	$—
Annuity	2,033	2,033						2,033
Total held-to-maturity	$7,045	$7,125	$—	$5,092	$—	$—	$—	$2,033
Equity securities:
Federal Agricultural Mtg Corp	$84	$300	$—	$—	$—	$—	$—	$300

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$165,376	4.2%	$122,479	3.9%
Agricultural real estate	269,652	6.8%	254,341	8.1%
1-4 Family residential properties	412,470	10.5%	325,762	10.4%
Multifamily residential properties	297,984	7.6%	189,632	6.0%
Commercial real estate	1,402,885	35.6%	1,174,300	37.4%
Loans secured by real estate	2,548,367	64.6%	2,066,514	65.8%
Agricultural loans	121,070	3.1%	137,352	4.4%
Commercial and industrial loans	1,017,400	25.8%	738,313	23.5%
Consumer loans	91,705	2.3%	78,002	2.5%
All other loans	164,557	4.2%	118,238	3.8%
Total loans	$3,943,099	100.0%	$3,138,419	100.0%

Loan balances increased $804.7 million, or 25.6% of which approximately $838 million were loans acquired with Providence Bank and $259.7 million were PPP loans. The balance of real estate loans held for sale, included in the balances shown above, amounted to $4.7 million and $1.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

Loans are geographically dispersed in central and southern Illinois, the St. Louis Metro area and central Missouri, and Texas. While these regions have experienced some economic stress during 2021 and 2020, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2021 and December 31, 2020, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2021		December 31, 2020
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$278,186	7.06%	$308,202	9.82%
Lessors of non-residential buildings	426,294	10.81%	420,175	13.39%
Lessors of residential buildings & dwellings	319,777	8.11%	313,268	9.98%
Other gambling industries	121,283	3.08%	119,549	3.81%
Hotels and motels	126,016	3.20%	124,755	3.98%
Nursing care facilities (skilled nursing)	109,839	2.79%	114,937	3.66%

The concentration of nursing care facilities was less than 25% of total risk-based capital as of March 31, 2021 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk- based capital.

The following table presents the balance of loans outstanding as of March 31, 2021, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$31,740	$84,287	$49,349	$165,376
Agricultural real estate	29,201	99,640	140,811	269,652
1-4 Family residential properties	29,086	75,631	307,753	412,470
Multifamily residential properties	29,627	164,465	103,892	297,984
Commercial real estate	168,171	569,110	665,604	1,402,885
Loans secured by real estate	287,825	993,133	1,267,409	2,548,367
Agricultural loans	71,515	46,750	2,805	121,070
Commercial and industrial loans	250,797	582,829	183,774	1,017,400
Consumer loans	4,968	68,502	18,235	91,705
All other loans	73,130	24,041	67,386	164,557
Total loans	$688,235	$1,715,255	$1,539,609	$3,943,099

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of March 31, 2021, loans with maturities over one year consisted of approximately $2.5 billion in fixed rate loans and approximately $719 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual loans	$27,877	$23,750
Restructured loans which are performing in accordance with revised terms	4,104	4,373
Total nonperforming loans	31,981	28,123
Repossessed assets	13,339	2,493
Total nonperforming loans and repossessed assets	$45,320	$30,616
Nonperforming loans to loans, before allowance for loan losses	0.81%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.15%	0.98%

The $4,127,000 increase in nonaccrual loans during 2021 resulted from the net of $6,120,000 of loans put on nonaccrual status offset by $1,336,000 of loans becoming current or paid-off, $45,000 of loans transferred to other real estate and $612,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$225	0.8%	$162	0.7%
Agricultural real estate	374	1.3%	359	1.5%
1-4 Family residential properties	8,771	31.5%	6,930	29.2%
Multifamily Residential properties	2,173	7.8%	2,181	9.2%
Commercial real estate	9,516	34.2%	8,760	36.9%
Loans secured by real estate	21,059	75.6%	18,392	77.4%
Agricultural loans	262	0.9%	659	2.8%
Commercial and industrial loans	6,137	22.0%	4,372	18.4%
Consumer loans	394	1.4%	327	1.4%
Other loans	25	0.1%	—	0.0%
Total loans	$27,877	100.0%	$23,750	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $154,000 and $221,000 for the three months ended March 31, 2021 and 2020, respectively.

The $10,846,000 increase in repossessed assets during the first three months of 2021 resulted from $45,000 of additional assets repossessed and $53,000 of repossessed assets sold, a write down of one asset of $37,000 and assets added from the acquisition of Providence Bank of approximately $10.9 million. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$4,839	36.3%	$1,436	57.6%
1-4 family residential properties	6,778	50.8%	71	2.8%
Commercial real estate	1,722	12.9%	982	39.4%
Total real estate	13,339	100.0%	2,489	99.8%
Consumer loans	—	0.0%	4	0.2%
Total repossessed collateral	$13,339	100.0%	$2,493	100.0%

Repossessed assets sold during the first three months of 2021 resulted in net gains of $72,000, of which $71,000 of net gains was related to real estate asset sales and $1,000 of net losses was related to other repossessed assets. Additionally, $37,000 of losses were recognized due to write down of one asset. Repossessed assets sold during the same period in 2020 resulted in net gains of $162,000, of which $170,000 of net losses was related to real estate asset sales and $8,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2021, the Company’s loan portfolio included $390.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $278.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $1.0 million from $391.7 million at December 31, 2020 while loans concentrated in other grain farming decreased $30.0 million from $308.2 million at December 31, 2020. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $126.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $426.3 million of loans to lessors of non-residential buildings, $319.8 million of loans to lessors of residential buildings and dwellings, and $121.3 million of loans to other gambling industries.

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

Analysis of the allowance for credit losses as of March 31, 2021 and 2020, and of changes in the allowance for the three months ended March 31, 2021 and 2020, is as follows (dollars in thousands):

	Three months ended March 31,
	2021	2020
Average loans outstanding, net of unearned income	$3,477,754	$2,703,051
Allowance-prior year end of period	41,910	26,911
Adjustment for adoption of ASU 2013-16	—	1,672
Allowance - beginning of period	41,910	28,583
Initial allowance on loans purchased with credit deterioration	2,074	—
Charge-offs:
Construction & Land Development	—	—
1-4 Family residential	182	196
Commercial Real Estate	480	84
Agricultural	—	—
Commercial & Industrial	18	972
Consumer	288	171
Total charge-offs	968	1,423
Recoveries:
1-4 Family Residential	8	62
Commercial Real Estate	9	5
Commercial & Industrial	18	23
Consumer	231	145
Total recoveries	266	235
Net charge-offs (recoveries)	702	1,188
Provision for loan losses	12,136	5,481
Allowance-end of period	$55,418	$32,876
Ratio of annualized net charge-offs to average loans	0.08%	0.18%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.41%	1.20%
Ratio of allowance for credit losses to nonperforming loans	173%	134%

Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.50% as of March 31, 2021. The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to the increase in the allowance for credit losses and a decline in nonperforming loans at March 31, 2021 compared to March 31, 2020. The increase in allowance for credit losses is primarily due to the day one provision required to be recorded in the acquisition of loans with Providence Bank.

During the first three months of 2021, the Company had net charge-offs of $702,000 compared to net charge-offs of $1,188,000 in 2020. During the first three months of 2021, there was a significant charge-off of one commercial real estate loans of one borrower totaling $480,000. During the first three months of 2020, there was one significant charge off on one loan to a commercial borrower of $836,200.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020 (dollars in thousands):

	Three months ended March 31, 2021		Three months ended March 31, 2020		Year ended December 31, 2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,033,741	—%	$628,588	—%	$777,435	—%
Interest-bearing	1,876,378	0.19%	1,264,489	0.35%	1,557,264	0.24%
Savings	579,632	0.10%	435,480	0.11%	469,276	0.09%
Time deposits	623,852	0.95%	570,132	1.86%	531,834	1.61%
Total average deposits	$4,113,603	0.25%	$2,898,689	0.54%	$3,335,809	0.38%

During the first three months of 2021, the average balance of deposits increased by $777.8 million from the average balance for the year ended December 31, 2020. Average non-interest-bearing deposits increased by $256.3 million, average interest-bearing balances increased by $319.1 million, savings account balances increased $110.4 million and balances of time deposits increased $92.0 million. These increases were primarily due to deposits added in the acquisition of Providence Bank.

The following table sets forth the high and low month-end balances for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020 (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020	Year ended December 31, 2020
High month-end balances of total deposits	$4,737,693	$2,932,973	$3,692,784
Low month-end balances of total deposits	3,725,741	2,873,260	2,873,260

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
3 months or less	$126,122	$72,945
Over 3 through 6 months	127,404	49,710
Over 6 through 12 months	334,529	88,682
Over 12 months	79,133	72,070
Total	$667,188	$283,407

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2021 and December 31, 2020 is presented below (dollars in thousands):

	March 31, 2021	December 31, 2020
Securities sold under agreements to repurchase	$212,503	$206,937
Federal Home Loan Bank advances:
Fixed term – due in one year or less	18,984	18,984
Fixed term – due after one year	97,877	74,985
Other borrowings:
Fed funds	—	—
Subordinated debt	94,289	94,253
Junior subordinated debentures	19,069	19,027
Total	$442,722	$414,186
Average interest rate at end of period	1.39%	0.81%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$212,503	$350,288
Federal Home Loan Bank advances:
FHLB-Overnight	—	—
Fixed term – due in one year or less	18,984	66,000
Fixed term – due after one year	97,877	74,895
Other borrowings:
Federal funds purchased	—	8,000
Debt due in one year or less	—	5,000
Debt due after one year	—	—
Subordinated debt	94,289	94,256
Junior subordinated debentures	19,069	19,027

Averages for the period (YTD):
Securities sold under agreements to repurchase	$198,670	$219,298
Federal Home Loan Bank advances:
FHLB-overnight	—	1,831
Fixed term – due in one year or less	17,406	24,858
Fixed term – due after one year	84,675	79,999
Other borrowings:
Federal funds purchased	—	525
Loans due in one year or less	—	656
Loans due after one year	—	—
Subordinated debt	94,266	22,403
Junior subordinated debentures	19,041	18,936
Total	$414,058	$370,338
Average interest rate during the period	1.52%	1.07%

Securities sold under agreements to repurchase increased $5.6 million during the first three months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank and Providence Bank to economically fund loan demand. At March 31, 2021 the fixed term advances, before net premiums of $921,000, consisted of $115.9 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	5.0	1.85%	April 12, 2021
4,000,000	1.0	2.00%	May 3, 2021
5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
6,940,511	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of March 31, 2021. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2021 and 2020, and December 31, 2020.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 1.78% and 1.82% at March 31, 2021 and December 31, 2020, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.03% and 2.07% at March 31, 2021 and December 31, 2020, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.88% and 2.44% at March 31, 2021 and December 31, 2020, respectively) and resets quarterly.

The trust preferred securities issued by Trust II, CLST I and FBTCST I are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2021 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$331,066	$—	$—	$—	$—	$—	$331,066	$331,066
Certificates of deposit investments	980	1,715	—	—	—	—	2,695	2,695
Taxable investment securities	130,978	127,482	114,465	110,812	43,819	315,174	842,730	842,730
Nontaxable investment securities	37,250	13,785	13,750	17,927	16,016	153,835	252,563	252,643
Loans	1,341,946	639,970	461,940	597,510	448,676	453,057	3,943,099	3,899,938
Total	$1,842,220	$782,952	$590,155	$726,249	$508,511	$922,066	$5,372,153	$5,329,072
Interest-bearing liabilities:
Savings and NOW accounts	$496,434	$171,251	$171,251	$171,251	$171,251	$755,542	$1,936,980	$1,936,980
Money market accounts	527,665	33,838	33,838	33,838	33,838	140,929	803,946	803,946
Other time deposits	669,953	87,194	23,041	19,888	11,439	71	811,586	814,695
Short-term borrowings/debt	212,503	—	—	—	—	—	212,503	212,514
Long-term borrowings/debt	38,053	20,326	15,206	15,000	101,634	40,000	230,219	226,454
Total	$1,944,608	$312,609	$243,336	$239,977	$318,162	$936,542	$3,995,234	$3,994,589
Rate sensitive assets – rate sensitive liabilities	$(102,388)	$470,343	$346,819	$486,272	$190,349	$(14,476)	$1,376,919
Cumulative GAP	(102,388)	367,955	714,774	1,201,046	1,391,395	1,376,919
Cumulative amounts as % of total Rate sensitive assets	-1.9%	8.8%	6.5%	9.1%	3.5%	-0.3%
Cumulative Ratio	-1.9%	6.8%	13.3%	22.4%	25.9%	25.6%

The static GAP analysis shows that at March 31, 2021, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At March 31, 2021, the Company’s stockholders' equity increased $33.7 million, or 5.9%, to $602 million from $568 million as of December 31, 2020. During the first three months of 2021, net income contributed $4.1 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $12.0 million, net of tax. Dividends of $3.4 million were paid during the first quarter of 2021. The acquisition of LINCO also increase stockholders’ equity $44.2 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank and Providence Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2021 and December 31, 2020, the Company, First Mid Bank and Providence Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to risk-weighted assets)
Company	$636,910	13.75%	$486,239	> 10.50%	N/A	N/A
First Mid Bank	453,194	14.56	326,900	> 10.50	$311,334	> 10.00%
Providence Bank	139,480	17.12	85,564	> 10.50	$81,490	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	497,506	10.74	393,622	> 8.50	N/A	N/A
First Mid Bank	415,986	13.36	264,633	> 8.50	249,067	> 8.00
Providence Bank	131,573	16.15	69,266	> 8.50	65,192	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	478,437	10.33	324,160	> 7.00	N/A	N/A
First Mid Bank	415,986	13.36	217,933	> 7.00	202,367	> 6.50
Providence Bank	131,573	16.15	57,043	> 7.00	52,968	> 6.50
Tier 1 Capital (to average assets)
Company	497,506	10.74	202,161	> 4.00	N/A	N/A
First Mid Bank	415,986	13.36	183,401	> 4.00	229,252	> 5.00
Providence Bank	131,573	16.15	42,143	> 4.00	52,678	> 5.00

December 31, 2020
Total Capital (to risk-weighted assets)
Company	$589,352	18.82%	$328,865	> 10.50%	N/A	N/A
First Mid Bank	446,308	14.30	327,685	> 10.50	$312,081	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	458,325	14.63	266,224	> 8.50	N/A	N/A
First Mid Bank	409,534	13.12	265,269	> 8.50	249,665	> 8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	439,299	14.03	219,243	> 7.00	N/A	N/A
First Mid Bank	409,534	13.12	218,457	> 7.00	202,853	> 6.50
Tier 1 Capital (to average assets)
Company	458,325	10.22	179,302	> 4.00	N/A	N/A
First Mid Bank	409,534	9.18	178,497	> 4.00	223,121	> 5.00

The Company's risk-weighted assets, capital, and capital ratios for March 31, 2021 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2021, the Company, First Mid Bank and Providence Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and Providence Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: The Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 27,750 and 25,200 restricted stock awards during 2020 and 2019, respectively and 35,400 and 16,950 as stock unit awards during 2020 and 2019, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the three months ended March 31, 2021 and 2020, 3,142 shares and 3,804 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During the quarter, the Company repurchased no shares. The Company has approximately $4.7 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2021, First Mid Bank met these regulatory requirements.

•

First Mid Bank and Providence Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2021, the excess collateral at the FHLB would support approximately $812 million of additional advances for First Mid Bank and Providence Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of March 31, 2021, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2021 and 2020 and December 31, 2020.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2021 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$811,586	$669,953	$110,235	$31,327	$71
Debt	113,358	—	—	—	113,358
Other borrowing	329,364	231,487	35,326	15,206	47,345
Operating leases	20,009	2,908	4,901	3,428	8,772
Supplemental retirement	419	50	100	100	169
	$1,274,736	$904,398	$150,562	$50,061	$169,715

For the three months ended March 31, 2021, net cash of $21.6 million was provided by operating activities, $81.3 million was used in investing activities, and $52.0 million was provided by financing activities. In total, cash and cash equivalents decreased by $7.7 million since year-end 2020.

Off-Balance Sheet Arrangements

First Mid Bank and Providence Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Unused commitments and lines of credit:
Commercial real estate	$98,463	$56,309
Commercial operating	419,682	396,345
Home equity	54,927	40,464
Other	263,538	112,327
Total	$836,610	$605,445
Standby letters of credit	$13,183	$10,048

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

There has been no material change in the market risk faced by the Company since December 31, 2020. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total	0	$0.00	0	$4,660,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

2.1

First Amendment to Agreement and Plan of Merger, dated as of February 21, 2021, by and among First Mid Bancshares, Inc., Eval Sub Inc., a Missouri corporation, Eval Sub Inc., a Delaware corporation, LINCO Bancshares, Inc., and the sellers named therein (incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.1

Second Amendment to Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 27, 2021).

10.2

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2021).

10.3

Third Amendment to Sixth Amended and Restate Credit Agreement by and between First Mid Bancshares, Inc.
and The Northern Trust Company, dated as of April 9, 2021 (incorporated by reference to Exhibit 10.1 to First
Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.4	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2021).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 10, 2021

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer