Form 10-Q/A
period 2021-03-31
FIRST MID BANCSHARES, INC.
filed 2021-05-24
CIK 700565

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

As of May 10, 2021 18,074,755 common shares, $4.00 par value, were outstanding.

EXPLANATORY NOTE

This  Quarterly Report on Form 10-Q/A (the “Amendment”) solely modifies the cover page of  Form 10-Q for the quarterly period ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission on May 10, 2021 (the “Original Form 10-Q”), to correct an error reflected in the number of shares of common stock outstanding. Specifically, the inadvertent error reports, “As of May 11, 2021 16,736,442 common shares, $4.00 par value, were outstanding.” The number of shares of the registrant’s common stock outstanding as of the filing date, May 10, 2021, was 18,074,755. All other items of the Original Form 10-Q are unaffected by this Amendment and such items have not been included in this Amendment. Information included in this Amendment does not reflect any subsequent event occurring after the filing of the Original Form 10-Q.

ITEM 6.EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 24, 2021

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer

4