Form 10-Q
period 2021-06-30
FIRST MID BANCSHARES, INC.
filed 2021-08-04
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021 18,083,126 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks:
Non-interest bearing	$99,161	$75,152
Interest bearing	240,246	340,821
Federal funds sold	1,334	1,308
Cash and cash equivalents	340,741	417,281
Certificates of deposit	2,450	2,695
Investment securities:
Available-for-sale, at fair value	1,222,198	879,240
Held-to-maturity, at amortized cost (estimated fair value of $7,105 and $5,119 at June 30, 2021 and December 31, 2020, respectively)	7,049	5,016
Equity securities, at fair value	301	218
Loans held for sale	2,867	1,924
Loans	3,793,437	3,136,495
Less allowance for credit losses	(54,597)	(41,910)
Net loans	3,738,840	3,094,585
Interest receivable	19,124	19,287
Other real estate owned	7,238	2,489
Premises and equipment, net	82,099	58,206
Goodwill	112,773	104,992
Intangible assets, net	27,222	23,128
Bank owned life insurance	130,734	68,955
Right of use lease assets	16,753	17,209
Other assets	80,193	31,123
Total assets	$5,790,582	$4,726,348
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,157,009	$936,926
Interest bearing	3,582,313	2,755,858
Total deposits	4,739,322	3,692,784
Securities sold under agreements to repurchase	151,394	206,937
Interest payable	1,831	2,345
FHLB borrowings	112,753	93,969
Junior subordinated debentures, net	19,111	19,027
Subordinated debt, net	94,326	94,253
Lease liabilities	16,919	17,351
Other liabilities	38,860	31,454
Total liabilities	5,174,516	4,158,120
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 18,699,165 and 17,361,898 shares in 2021 and 2020, respectively; outstanding 18,078,474 and 16,741,207 shares in 2021 and 2020, respectively	76,797	71,449
Additional paid-in capital	340,452	297,806
Retained earnings	206,934	197,726
Deferred compensation	1,742	2,980
Accumulated other comprehensive income	8,781	17,095
Less treasury stock at cost, 620,691 shares in 2021 and 2020	(18,640)	(18,828)
Total stockholders’ equity	616,066	568,228
Total liabilities and stockholders’ equity	$5,790,582	$4,726,348

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$40,795	$31,382	$76,681	$61,409
Interest on investment securities	5,739	4,077	10,581	8,666
Interest on certificates of deposit investments	14	21	28	52
Interest on federal funds sold	—	—	—	2
Interest on deposits with other financial institutions	87	55	161	147
Total interest income	46,635	35,535	87,451	70,276
Interest expense:
Interest on deposits	2,262	3,105	4,746	6,966
Interest on securities sold under agreements to repurchase	57	158	127	352
Interest on FHLB borrowings	445	505	819	1,085
Interest on other borrowings	—	11	—	26
Interest on junior subordinated debentures	139	—	279	—
Interest on subordinated debentures	985	174	1,969	392
Total interest expense	3,888	3,953	7,940	8,821
Net interest income	42,747	31,582	79,511	61,455
Provision for loan losses	(560)	6,136	11,576	11,617
Net interest income after provision for loan losses	43,307	25,446	67,935	49,838
Other income:
Wealth management revenues	5,016	3,827	9,942	7,453
Insurance commissions	4,988	4,088	10,845	10,709
Service charges	1,539	1,111	2,903	2,889
Securities gains, net	73	287	77	818
Mortgage banking income	1,691	1,236	3,100	1,544
ATM / debit card revenue	3,141	2,239	5,840	4,226
Bank owned life insurance	761	428	1,398	859
Other	1,075	669	1,928	1,897
Total other income	18,284	13,885	36,033	30,395
Other expense:
Salaries and employee benefits	24,908	15,455	48,395	31,955
Net occupancy and equipment expense	5,482	4,141	10,452	8,383
Net other real estate owned expense	1,966	(2)	2,044	(48)
FDIC insurance	478	289	930	382
Amortization of intangible assets	1,295	1,290	2,515	2,585
Stationery and supplies	235	275	551	543
Legal and professional	1,639	1,489	3,041	2,887
ATM / debit card	1,074	274	1,912	879
Marketing and donations	507	314	1,009	795
Other	8,429	2,573	12,764	5,468
Total other expense	46,013	26,098	83,613	53,829
Income before income taxes	15,578	13,233	20,355	26,404
Income taxes	3,357	3,096	4,025	6,268
Net income	$12,221	$10,137	$16,330	$20,136
Per share data:
Basic net income per common share	$0.68	$0.61	$0.92	$1.21
Diluted net income per common share	0.68	0.60	0.92	1.20
Cash dividends declared per common share	0.205	0.400	0.410	0.400

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$12,221	$10,137	$16,330	$20,136
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($1,529) and ($4,938) for three months ended June 30, 2021 and 2020, respectively and $3,374 and ($3,799) for six months ended June 30, 2021 and 2020, respectively.	3,746	12,091	(8,259)	9,302
Amortized holding losses on held-to-maturity securities transferred from available-for- sale, net of taxes of $0 and ($5) for three months ended June 30, 2021 and 2020, respectively and $0 and ($10) for six months ended June 30, 2021 and 2019, respectively.	—	9	—	24
Less: reclassification adjustment for realized gains included in net income, net of taxes of $21 and $83 for three months ended June 30, 2021 and 2020, respectively and $22 and $237 for six months ended June 30, 2021 and 2020, respectively.	(52)	(204)	(55)	(581)
Other comprehensive income (loss), net of taxes	3,694	11,896	(8,314)	8,745
Comprehensive income	$15,915	$22,033	$8,016	$28,881

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended June 30, 2021 and 2020

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2021	$76,652	$338,897	$198,408	$1,597	$5,087	$(18,757)	$601,884
Net income	—	—	12,221	—	—	—	12,221
Other comprehensive income, net tax	—	—	—	—	3,694	—	3,694
Cash dividends on common stock (.205/share)	—	—	(3,695)	—	—	—	(3,695)
Issuance of 3,719 common shares pursuant to the dividend reinvestment plan	15	146	—	—	—	—	161
Issuance of 4,902 common shares pursuant to the deferred compensation plan	20	151	—	—	—	—	171
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance of 2,597 common shares pursuant to the employee stock purchase plan	10	73	—	—	—	—	83
Deferred compensation	—	—	—	(117)	—	117	—
Tax benefit related to deferred compensation distributions	—	176	—	—	—	—	176
Vested restricted shares/units compensation expense	—	—	—	262	—	—	262
June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066

March 31, 2020	$71,268	$296,853	$175,949	$2,022	$5,209	$(18,250)	$533,051
Net income	—	—	10,137	—	—	—	10,137
Other comprehensive income, net of tax	—	—	—	—	11,896	—	11,896
Cash dividends on common stock (.40/share)	—	—	(6,651)	—	—	—	(6,651)
Issuance of 13,804 common shares pursuant to the dividend reinvestment plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to the deferred compensation plan	33	195	—	—	—	—	228
Issuance of 3,739 common shares pursuant to the employee stock purchase plan	15	62	—	—	—	—	77
Deferred compensation	—	—	—	143	—	(143)	—
Vested restricted shares/units compensation expense	—	—	—	199	—	—	199
June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2021 and 2020

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	16,330	—	—	—	16,330
Other comprehensive loss, net tax	—	—	—	—	(8,314)	—	(8,314)
Cash dividends on common stock (.410/share)	—	—	(7,122)	—	—	—	(7,122)
Issuance of 8,615 common shares pursuant to the dividend reinvestment plan	32	300	—	—	—	—	332
Issuance of 5,541 common shares pursuant to deferred compensation plan	23	166	—	—	—	—	189
Issuance of 27,750 restricted shares pursuant to the 2017 stock incentive plan	111	832	—	—	—	—	943
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance of 8,439 common shares pursuant to the employee stock purchase plan	23	135	—	—	—	—	158
Deferred compensation	—	—	—	(188)	—	188	—
Tax benefit related to deferred compensation distributions	—	355	—	—	—	—	355
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	(1,050)	—	—	(1,050)
June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066

December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal for adoption of ASU 2016-13	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	20,136	—	—	—	20,136
Other comprehensive income, net tax	—	—	—	—	8,745	—	8,745
Cash dividends on common stock (.40/share)	—	—	(6,651)	—	—	—	(6,651)
Issuance of 13,804 common shares pursuant to the dividend reinvestment plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to deferred compensation plan	33	195	—	—	—	—	228
Issuance of 25,200 restricted shares pursuant to the 2017 stock incentive plan	101	767	—	—	—	—	868
Issuance of 7,543 common shares pursuant to the employee stock purchase plan	30	133	—	—	—	—	163

Deferred compensation	—	—	—	138	—	(138)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 stock incentive plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 stock incentive plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	—	—	(534)	—	—	(534)
June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,330	$20,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,576	11,617
Depreciation, amortization and accretion, net	6,549	5,714
Change in cash surrender value of bank owned life insurance	(1,398)	(859)
Stock-based compensation expense	524	404
Operating lease payments	(1,467)	(1,375)
Gain on investment securities, net	(77)	(818)
Loss on sales and write downs of other real estate owned, net	3,043	(482)
Gain on sale of premises and equipment	—	(26)
Gain on sale of other assets	(151)	—
Gain on sale of loans held for sale, net	(2,355)	(1,756)
(Increase) decrease in accrued interest receivable	3,128	(1,265)
Decrease in accrued interest payable	(1,186)	(211)
Origination of loans held for sale	(75,532)	(90,495)
Proceeds from sale of loans held for sale	73,830	88,090
Increase in other investment	(414)	—
Increase in other assets	(43,138)	(2,163)
Increase (decrease) in other liabilities	12,102	(1,282)
Net cash provided by operating activities	1,364	25,229
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	245	1,715
Purchases of certificates of deposit investments	—	(980)
Proceeds from sales of securities available-for-sale	611	1,566
Proceeds from maturities of securities available-for-sale	131,720	182,410
Proceeds from maturities of securities held-to-maturity	—	45,000
Purchases of securities available-for-sale	(370,962)	(184,751)
Net (increase) decrease in loans	173,989	(506,945)
Purchases of premises and equipment	(1,562)	(1,282)
Proceeds from sales of other real property owned	8,418	1,731
Investment in banked owned life insurance	(30,000)	—
Net cash provided by acquisition	24,409	—
Net cash used in investing activities	(63,132)	(461,536)
Cash flows from financing activities:
Net increase in deposits	56,128	468,461
Decrease in federal funds purchased	—	(5,000)
Increase (decrease) in repurchase agreements	(55,543)	142,179
Proceeds from FHLB advances	5,000	19,000
Repayment of FHLB advances	(14,000)	(29,000)
Proceeds from short-term debt	—	5,000
Repayment of short-term debt	—	(5,000)
Proceeds from issuance of common stock	432	390
Dividends paid on common stock	(6,789)	(6,316)
Net cash (used in) provided by financing activities	(14,772)	589,714
Increase (decrease) in cash and cash equivalents	(76,540)	153,407
Cash and cash equivalents at beginning of period	417,281	85,080
Cash and cash equivalents at end of period	$340,741	$238,487

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,454	$9,160
Income taxes	9,996	8,616
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	197	205
Fixed assets transferred to other real estate	3,971	—
Dividends reinvested in common stock	332	336
Net tax benefit related to option and deferred compensation plans	355	22
Supplemental disclosure of purchase of capital stock of LINCO Bancshares, Inc.
Fair value of assets acquired	$1,170,699	-
Consideration paid:
Cash paid	103,500	-
Common stock issued	44,191	-
Total consideration paid	147,691
Fair value of liabilities assumed	$1,023,008	-

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”). First Mid-Illinois Data Services, Inc. and First Mid Captive, Inc. The Company’s wholly owned subsidiary, Providence Bank, was merged into First Mid Bank on May 15, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2021 and 2020, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2021 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021. The Company operates as a one-segment entity for financial reporting purposes. The 2020 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Delta Bancshares Company

On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta will merge with and into Merger Sub, whereupon the separate corporate existence of Delta will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Delta) will be converted into and become the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration payable by the Company at the closing of the Merger to Delta’s shareholders and option holders is approximately $15.2 million in cash and 2,282,511 shares of Company common stock. Delta’s outstanding stock options will fully vest upon consummation of the Merger, and all outstanding Delta options that are unexercised prior to the effective time of the Merger will be cashed out.

It is anticipated that Delta’s wholly owned bank subsidiary, Jefferson Bank and Trust Company (“Jefferson Bank”), will be merged with and into First Mid Bank at a date following completion of the Merger. At the time of the bank merger, Jefferson Bank’s banking offices will become branches of First Mid Bank. As of June 30, 2021, Jefferson Bank had total consolidated assets of approximately $697 million, loans of approximately, $484 million and total deposits of approximately $546 million.

The Merger is anticipated to be completed in the fourth quarter of 2021 and is subject to the approval of the appropriate regulatory authorities and the shareholders of Delta. Certain directors and officers of Delta have executed voting agreements pursuant to which they have each separately agreed to vote their shares of Delta common stock in favor of approval of the Merger.

Pending 2021 Loan Purchase

The Company is party to an agreement to acquire approximately $225 million in loans and $280 million in deposits from a financial institution in the St. Louis market. The acquisition will include four commercial lenders who have the primary relationships with the acquired customers and two support personnel.  This transaction is expected to close in September 2021.

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

2020 Loan Purchase

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $183,000,000. There were no loans purchased with deteriorated credit.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 27,750 and 25,200 shares of restricted stock during 2021 and 2020, respectively, and 35,400 and 16,950 restricted stock units during 2021 and 2020, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2021 and 2020, 8,439 shares and 7,543 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
June 30, 2021
Net unrealized gains on securities available-for-sale	$12,367
Tax expense	(3,586)
Balance at June 30, 2021	$8,781

December 31, 2020
Net unrealized gains on securities available-for-sale	$24,077
Tax expense	(6,982)
Balance at December 31, 2020	$17,095

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$73	$287	$77	$818	Securities gains, net
Tax effect	(21)	(83)	(22)	(237)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$52	$204	$55	$581	Net reclassified amount

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

The following table illustrates the impact of ASU 2016-13 adoption (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Assets:
Construction and land development	$1,033	$1,146	$(113)
Farm	1,323	1,093	230
1-4 family residential properties	2,142	1,386	756
Commercial real estate	11,739	11,198	541
Agricultural	1,023	1,386	(363)
Commercial and industrial	9,428	9,273	155
Consumer	1,895	1,429	466
Allowance for credit losses for all loans	$28,583	$26,911	$1,672
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$69	$—	$69

The following table illustrates the impact of ASU 2013-13 adoption for PCD assets previously classified as PCI included in the table above (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Construction and land development	$291	$—	$291
1-4 family residential properties	48	6	42
Commercial real estate	818	359	459
Commercial and industrial	41	—	41
Allowance for credit losses for PCD loans	$1,198	$365	$833

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic net income per common share
Available to common stockholders:
Net income	$12,221,000	$10,137,000	$16,330,000	$20,136,000
Weighted average common shares outstanding	18,067,190	16,709,886	17,685,679	16,701,536
Basic earnings per common share	$0.68	$0.61	$0.92	$1.21

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$12,221,000	$10,137,000	$16,330,000	$20,136,000
Weighted average common shares outstanding	18,067,190	16,709,886	17,685,679	16,701,536
Dilutive potential common shares: restricted stock awarded	53,020	46,908	53,020	46,908
Diluted weighted average common shares outstanding	18,120,210	16,756,794	17,738,699	16,748,444
Diluted earnings per common share	$0.68	$0.60	$0.92	$1.20

There were no shares excluded when computing diluted earnings per share for the three and six months ended June 30, 2021 and 2020 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,722	$310	$(2,853)	$192,179
Obligations of states and political subdivisions	294,255	11,751	(380)	305,626
Mortgage-backed securities: GSE residential	685,736	7,119	(4,285)	688,570
Other securities	35,118	733	(28)	35,823
Total available-for-sale	$1,209,831	$19,913	$(7,546)	$1,222,198
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,008	$56	$—	$5,064
Other securities	2,041	—	—	2,041
Total held-to-maturity	$7,049	$56	$—	$7,105
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,067	$790	$(788)	$127,069
Obligations of states and political subdivisions	237,886	11,995	(37)	249,844
Mortgage-backed securities: GSE residential	479,470	12,038	(160)	491,348
Other securities	10,740	252	(13)	10,979
Total available-for-sale	$855,163	$25,075	$(998)	$879,240
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016	$103	$—	$5,119

The Company also had $301,000 and $218,000 of equity securities, at fair value, as of June 30, 2021 and December 31, 2020, respectively. The Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of June 30, 2021, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months June 30,		Six months June 30,
	2021	2020	2021	2020
Gross gains	$73	$287	$77	$818
Gross losses	—	—	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2021 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$116,012	$64,894	$11,273	$—	$192,179
Obligations of state and political subdivisions	25,869	81,102	190,196	8,459	305,626
Mortgage-backed securities: GSE residential	18,751	326,494	343,325	—	688,570
Other securities	10,100	24,217	1,506	—	35,823
Total available-for-sale investments	$170,732	$496,707	$546,300	$8,459	$1,222,198
Weighted average yield	1.64%	2.14%	1.65%	2.12%	1.85%
Full tax-equivalent yield	1.80%	2.31%	1.90%	2.72%	2.06%
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,008	$—	$—	$—	$5,008
Other securities	—			2,041	2,041
Total held-to-maturity	$5,008	$—	$—	$2,041	$7,049
Weighted average yield	2.06%	—%	—%	—%	2.06%
Full tax-equivalent yield	2.06%	—%	—%	—%	2.06%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2021.

Investment securities carried at approximately $674 million and $531 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165,101	$(2,853)	$—	$—	$165,101	$(2,853)
Obligations of states and political subdivisions	42,220	(380)	—	—	42,220	(380)
Mortgage-backed securities: GSE residential	219,104	(3,441)	121,550	(844)	340,654	(4,285)
Other securities	8,582	(28)	—	—	8,582	(28)
Total	$435,007	$(6,702)	$121,550	$(844)	$556,557	$(7,546)
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,211	$(788)	$—	$—	$59,211	$(788)
Obligations of states and political subdivisions	5,380	(37)	—	—	5,380	(37)
Mortgage-backed securities: GSE residential	57,609	(160)	2,377	—	59,986	(160)
Other securities	3,977	(13)	—	—	3,977	(13)
Total	$126,177	$(998)	$2,377	$—	$128,554	$(998)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2021 and December 31, 2020, there were no available-for sale or held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At June 30, 2021, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2021, there were eleven mortgage-backed securities with a fair value of $121,550,000 and unrealized losses of $844,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2020 there were two mortgage-backed securities with a fair value of $2,377,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more.

Other securities.  At June 30, 2021, and December 31, 2020, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of June 30, 2021 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

A summary of loans at June 30, 2021 and December 31, 2020 follows (in thousands):

	June 30, 2021	December 31, 2020
Construction and land development	$141,555	$122,853
Agricultural real estate	277,053	254,662
1-4 family residential properties	394,850	325,480
Multifamily residential properties	275,701	189,265
Commercial real estate	1,481,410	1,176,290
Loans secured by real estate	2,570,569	2,068,550
Agricultural loans	123,985	137,333
Commercial and industrial loans	873,312	741,819
Consumer loans	85,559	78,023
All other loans	155,471	118,196
Total gross loans	3,808,896	3,143,921
Less: loans held for sale	2,867	1,924
	3,806,029	3,141,997
Less:
Net deferred loan fees (costs), premiums and discounts	12,592	5,502
Allowance for credit losses	54,597	41,910
Net loans	$3,738,840	$3,094,585

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $14.8 million and $15.9 million at June 30, 2021 and December 31, 2020, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At June 30, 2021, the Company’s loan portfolio included $400.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $278.6 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $8.8 million from $391.7 million at December 31, 2020 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $29.6 million from $308.2 million at December 31, 2020. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $130.6 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $554.5 million of loans to lessors of non-residential buildings, $407.1 million of loans to lessors of residential buildings and dwellings, and $58.9 million of loans to other gambling industries.

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large individually evaluated loans separately from non-individually evaluated loans.

Individually Evaluated Loans

The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. For loans greater than $250,000, and loans identified as troubled debt restructurings, impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Non-Individually Evaluated Loans

Non-individually evaluated loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as troubled debt restructurings. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Special Mention, Substandard, or Doubtful.

Beginning January 1, 2020, the allowance for credit losses was estimated using the current expected credit loss model ("CECL"). The Company uses the Loss Rate method to estimate the historical loss rate for all non-individually evaluated loans. Under this method, the allowance for credit losses is measured on a collective (pool) basis for non-individually evaluated loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a twelve-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company also considers specific current economic events occurring globally, in the U.S. and in its local markets. In March 2020, in response to the COVID-19 outbreak, its significant disruptions in the U.S. economy and impacts on local markets, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings. These deferrals were, however, considered in the factors used to estimate the required allowance for credit losses for non-individually evaluated loans. Other COVID-19 related impacts considered included revenue losses of businesses required to restrict or cease services, income loss to workers laid off as a result of COVID-19 restrictions, various federal and state government stimulus programs and additional deferral programs offered by First Mid Bank beginning in April 2020. Other events considered include the status of trade agreements with China, scheduled increases in minimum wage and changes to the minimum salary threshold for overtime provisions, current and projected unemployment rates, current and projected grain and oil prices and economies of local markets where customers work and operate.

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

Construction and Land Development Loans. The average life of the construction and land development segment was determined to be twelve months. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. The qualitative factor for this segment was decreased slightly.

Agricultural Real Estate Loans. The average life of the agricultural real estate segment was determined to be thirty-six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There was no adjustment to the qualitative factor for this segment.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank also offered short-term loan payment deferral to borrowers in this segment.  Overall, the historical loss rate for this segment decreased and the qualitative factor on the non-owner occupied portion of this segment was decreased slightly.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty-six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank has implemented deferral programs for borrowers in this segment in order to ease the impact to these borrowers. There was a slight decrease in the historical loss rate for this segment and the qualitative factor for the owner occupied portion of the segment was decreased slightly.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season and should be able to take advantage of an increase in prices. The historical loss rate declined slightly and there was no change to the qualitative factor of this segment.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty-four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants, and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank's payment deferral program. There was a slight increase in the historical loss rate but the qualitative factor for this segment was not changed.

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits, however these benefits are now expiring. Additionally, First Mid Bank has offered a short-term payment deferral program. There was a decrease in the historical loss rate for this period and the qualitative factor for the segment was not changed.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2021
Beginning balance	$2,286	$1,628	$3,093	$25,737	$881	$18,954	$2,839	$55,418
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	(468)	37	(527)	(86)	24	934	(474)	(560)
Loans charged off	23	—	14	—	—	68	344	449
Recoveries collected	—	—	18	13	1	22	134	188
Ending balance	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597

Six months ended June 30, 2021
Beginning balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	(109)	535	90	5,816	(621)	5,608	257	11,576
Loans charged off	23	—	196	480	—	86	632	1,417
Recoveries collected	—	2	26	22	1	40	363	454
Ending balance	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2020 and for the year ended December 31, 2020 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2020
Beginning balance (prior to adoption of ASC 326)	$1,620	$1,335	$1,931	$13,621	$1,064	$11,294	$2,011	$32,876
Provision for credit loss expense	738	299	483	3,118	259	1,286	(47)	6,136
Loans charged off	—	—	69	467	—	311	116	963
Recoveries collected	—	—	141	—	—	91	100	332
Ending balance	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381

Six months ended June 30, 2020
Beginning balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	1,325	311	406	5,079	300	4,101	95	11,617
Loans charged off	—	—	265	551	—	1,283	287	2,386
Recoveries collected	—	—	203	5	—	114	245	567
Ending balance	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381

Twelve months ended December 31, 2020
Beginning balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For individually evaluated loans that are considered solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2021 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$500	$—	$—	$500	$229
Agricultural real estate	—	—	—	—	—
1-4 family residential properties	3,048	—	—	3,048	138
Multifamily residential properties	1,890	—	—	1,890	—
Commercial real estate	11,528	—	—	11,528	1,353
Loans secured by real estate	16,966	—	—	16,966	1,720
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	753	3,532	1,118	5,403	2,323
Consumer loans	—	—	15	15	10
Other loans	—	—	—	—	—
Total loans	$17,719	$3,532	$1,133	$22,384	$4,053

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
June 30, 2021
Construction and land development loans
Pass	$15,090	$34,719	$36,595	$34,908	$7,483	$12,089	$—	$140,884
Special mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	508	—	48	—	684
Total	$15,090	$34,847	$36,595	$35,416	$7,483	$12,137	$—	$141,568
Agricultural real estate loans
Pass	$52,827	$67,204	$30,337	$38,280	$13,913	$61,057	$—	$263,618
Special mention	826	259	4,333	417	390	6,313	—	12,538
Substandard	—	—	707	202	62	235	—	1,206
Total	$53,653	$67,463	$35,377	$38,899	$14,365	$67,605	$—	$277,362
1-4 family residential property loans
Pass	$44,456	$87,272	$27,827	$35,355	$16,318	$132,657	$29,035	$372,920
Special mention	—	184	2,123	511	2,653	1,078	56	6,605
Substandard	292	868	1,814	1,929	1,957	7,580	937	15,377
Total	$44,748	$88,324	$31,764	$37,795	$20,928	$141,315	$30,028	$394,902
Commercial real estate loans
Pass	$182,328	$452,220	$286,760	$201,624	$159,414	$404,899	$—	$1,687,245
Special mention	940	2,659	1,567	2,752	10,978	22,786	—	41,682
Substandard	1,782	37	6,901	2,004	4,888	10,569	—	26,181
Total	$185,050	$454,916	$295,228	$206,380	$175,280	$438,254	$—	$1,755,108
Agricultural loans
Pass	$57,984	$31,547	$6,957	$3,625	$1,405	$999	$—	$102,517
Special mention	15,373	1,393	3,087	176	160	155	—	20,344
Substandard	44	118	25	—	—	53	—	240
Total	$73,401	$33,058	$10,069	$3,801	$1,565	$1,207	$—	$123,101
Commercial and industrial loans
Pass	$193,441	$248,712	$197,188	$92,963	$51,719	$223,906	$—	$1,007,929
Special mention	817	670	1,540	751	610	1,318	—	5,706
Substandard	343	2,302	447	1,587	100	1,308	—	6,087
Total	$194,601	$251,684	$199,175	$95,301	$52,429	$226,532	$—	$1,019,722
Consumer loans
Pass	$14,552	$24,756	$19,516	$8,138	$5,688	$5,239	$—	$77,889
Special mention	7	—	20	13	—	—	—	40
Substandard	442	2,320	559	1,689	153	1,449	—	6,612
Total	$15,001	$27,076	$20,095	$9,840	$5,841	$6,688	$—	$84,541
Total loans
Pass	$560,678	$946,430	$605,180	$414,893	$255,940	$840,846	$29,035	$3,653,002
Special mention	17,963	5,165	12,670	4,620	14,791	31,650	56	86,915
Substandard	2,903	5,773	10,453	7,919	7,160	21,242	937	56,387
Total	$581,544	$957,368	$628,303	$427,432	$277,891	$893,738	$30,028	$3,796,304

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020
Construction and land development loans
Pass	$41,842	$40,989	$31,500	$2,760	$871	$3,822	$—	$121,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	517	—	50	—	695
Total	$41,842	$41,117	$31,500	$3,277	$871	$3,872	$—	$122,479
Agricultural real estate loans
Pass	$73,630	$34,412	$37,839	$16,138	$13,559	$58,291	$—	$233,869
Special mention	1,845	3,970	533	469	1,106	11,232	—	19,155
Substandard	—	—	800	208	64	245	—	1,317
Total	$75,475	$38,382	$39,172	$16,815	$14,729	$69,768	$—	$254,341
1-4 family residential property loans
Pass	$81,366	$29,695	$38,163	$23,086	$26,676	$62,942	$40,363	$302,291
Special mention	192	2,142	523	2,720	247	1,578	293	7,695
Substandard	296	695	1,915	1,859	1,996	7,516	1,499	15,776
Total	$81,854	$32,532	$40,601	$27,665	$28,919	$72,036	$42,155	$325,762
Commercial real estate loans
Pass	$368,750	$237,119	$171,591	$148,283	$143,400	$215,616	$—	$1,284,759
Special mention	2,469	1,300	6,108	11,262	6,741	16,947	—	44,827
Substandard	1,863	40	7,081	2,022	4,905	18,435	—	34,346
Total	$373,082	$238,459	$184,780	$161,567	$155,046	$250,998	$—	$1,363,932
Agricultural loans
Pass	$83,377	$15,680	$5,978	$1,838	$635	$2,856	$—	$110,364
Special mention	21,070	4,483	694	224	148	38	—	26,657
Substandard	68	238	25	—	—	—	—	331
Total	$104,515	$20,401	$6,697	$2,062	$783	$2,894	$—	$137,352
Commercial and industrial loans
Pass	$371,683	$132,148	$70,497	$78,890	$42,439	$114,904	$—	$810,561
Special mention	4,116	32,130	849	489	1,101	730	—	39,415
Substandard	889	2,360	532	1,689	136	969	—	6,575
Total	$376,688	$166,638	$71,878	$81,068	$43,676	$116,603	$—	$856,551
Consumer loans
Pass	$31,609	$21,384	$12,084	$8,279	$3,150	$1,022	$—	$77,528
Special mention	—	24	24	1	1	—	—	50
Substandard	15	16	111	95	67	120	—	424
Total	$31,624	$21,424	$12,219	$8,375	$3,218	$1,142	$—	$78,002
Total loans
Pass	$1,052,257	$511,427	$367,652	$279,274	$230,730	$459,453	$40,363	$2,941,156
Special mention	29,692	44,049	8,731	15,165	9,344	30,525	293	137,799
Substandard	3,131	3,477	10,464	6,390	7,168	27,335	1,499	59,464
Total	$1,085,080	$558,953	$386,847	$300,829	$247,242	$517,313	$42,155	$3,138,419

The following table presents the Company’s loan portfolio aging analysis at June 30, 2021 and December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2021
Construction and land development	$4,778	$—	$203	$4,981	$136,587	$141,568	$—
Agricultural real estate	—	—	1	1	277,361	277,362	—
1-4 family residential properties	1,848	408	3,688	5,944	388,958	394,902	—
Multifamily residential properties	8,297	—	1,681	9,978	264,932	274,910	—
Commercial real estate	10,727	2,042	6,205	18,974	1,461,224	1,480,198	—
Loans secured by real estate	25,650	2,450	11,778	39,878	2,529,062	2,568,940	—
Agricultural loans	713	—	645	1,358	121,743	123,101	—
Commercial and industrial loans	7,121	792	1,821	9,734	854,820	864,554	—
Consumer loans	121	6	187	314	84,227	84,541	—
All other loans	—	—	—	—	155,168	155,168	—
Total loans	$33,605	$3,248	$14,431	$51,284	$3,745,020	$3,796,304	$—
December 31, 2020
Construction and land development	$—	$—	$128	$128	$122,351	$122,479	$—
Agricultural real estate	1,198	34	—	1,232	253,109	254,341	—
1-4 family residential properties	1,121	1,105	2,033	4,259	321,503	325,762	—
Multifamily residential properties	—	—	—	—	189,632	189,632	—
Commercial real estate	2,618	341	794	3,753	1,170,547	1,174,300	—
Loans secured by real estate	4,937	1,480	2,955	9,372	2,057,142	2,066,514	—
Agricultural loans	43	—	236	279	137,073	137,352	—
Commercial and industrial loans	2,426	8	1,420	3,854	734,459	738,313	—
Consumer loans	145	50	149	344	77,658	78,002	—
All other loans	—	—	—	—	118,238	118,238	—
Total loans	$7,551	$1,538	$4,760	$13,849	$3,124,570	$3,138,419	$—

Individually Evaluated Loans

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

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in troubled debt restructurings that remain on accrual status. The average balances of these loans included in impaired loans at June 30, 2021 and 2020, were $3.6 million and $2.6 million, respectively.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2021 and December 31, 2020 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	June 30, 2021		December 31, 2020
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$29	$29	$162	$162
Agricultural real estate	343	343	359	359
1-4 family residential properties	8,199	8,302	6,747	6,930
Multifamily residential properties	2,142	2,142	2,181	2,181
Commercial real estate	3,762	9,069	7,345	8,760
Loans secured by real estate	14,475	19,885	16,794	18,392
Agricultural loans	238	238	659	659
Commercial and industrial loans	1,628	6,085	3,677	4,372
Consumer loans	277	347	327	327
All other loans	—	—	—	—
Total loans	$16,618	$26,555	$21,457	$23,750

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $319,000 and $1,044,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2021 and December 31, 2020 was $8.2 million and $9.5 million, respectively. There was $2,545,000 and $1,016,000 in specific reserves established with respect to these loans as of June 30, 2021 and December 31, 2020, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2021 and December 31, 2020 (in thousands).

Troubled debt restructurings:	June 30, 2021	December 31, 2020
1-4 family residential properties	$1,634	$1,603
Commercial real estate	3,903	5,170
Loans secured by real estate	5,537	6,773
Agricultural loans	228	228
Commercial and industrial loans	2,351	2,389
Consumer loans	94	112
Total	$8,210	$9,502
Performing troubled debt restructurings:
1-4 family residential properties	$904	$1,268
Commercial real estate	2,580	3,045
Loans secured by real estate	3,484	4,313
Commercial and industrial loans	52	58
Consumer loans	24	2
Total	$3,560	$4,373

The following table presents loans modified as TDRs during the six months ended June 30, 2021, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	June 30, 2021			June 30, 2020
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 family residential properties	1	$395	(c)	0	$—
Commercial real estate	1	679	(b)	1	303	(b)
Loans secured by real estate	2	1,074		1	303
Agricultural loans	—	—		2	88	(b)(c)
Commercial and industrial loans	—	—		3	2,342	(b)
Consumer loans	3	24	(b)	1	11	(b)
Total	5	$1,098		7	$2,744

Type of modifications:

(a) Reduction of stated interest rate of loan

(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2021. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2020.

The balance of real estate owned includes $7,238,000 and $2,489,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2021 and December 31, 2020, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $471,000 and $713,000 at June 30, 2021 and December 31, 2020, respectively.

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

LINCO Bancshares, Inc. Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$64,647
Allowance for credit losses at acquisition	(2,074)
Non-credit discount/(premium) at acquisition	(187)
Fair value of purchased credit deteriorated loans at acquisition	$62,386

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$116,533	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	34,503	22,371	32,355	20,910
Other intangibles	20,561	5,944	16,389	5,222
	$174,612	$35,090	$160,511	$32,907

During the second quarter of 2021, goodwill of $1.4 million  was recorded for the acquisition of certain assets used by BBM & Associates Inc., in connection with its trucking insurance business. All this goodwill was assigned to First Mid Insurance. The following provides a reconciliation of the purchase price paid for BBM & Associates Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price	$3,661
Less purchase accounting adjustments:
Insurance company intangibles	2,249
$1,412

Goodwill of $8.9 million was provisionally recorded for the acquisition and merger of LINCO Bancshares, Inc. (“LINCO”) during the first quarter of 2021. All goodwill was assigned to the banking segment of the Company. Goodwill was subsequently adjusted to $6.4 million to reflect adjustments made to finalize the purchase accounting.

The following table provides a reconciliation of the purchase price paid for the acquisition of LINCO and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$12,248
Less purchase accounting adjustments:
Fair value of securities	$264
Fair value of loans, net	(2,818)
Fair value of other real estate owned	915
Fair value of premises and equipment	6,360
Fair value of time deposits	(2,081)
Fair value of FHLB advances	(975)
Core deposit intangible	2,025
Other assets	2,373
Other liabilities	(184)
		5,879
		$6,369

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2021, June 30, 2020 and December 31, 2020 (in thousands):

	June 30, 2021	June 30, 2020	December 31, 2020
Beginning balance	$516	$1,444	$1,444
Fair market value adjustment	318	(259)	(273)
Mortgage servicing rights amortized	(355)	(268)	(593)
Interest only strip	(6)	(17)	(62)
Ending balance	$473	$900	$516

Total amortization expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Core deposit intangibles	$728	$821	$1,438	$1,664
Customer list intangibles	389	327	722	653
Mortgage servicing rights	178	142	355	268
	$1,295	$1,290	$2,515	$2,585

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/21-6/30/21	$2,515
Estimated amortization expense:
For period 07/01/21-12/31/21	3,417
For year ended 12/31/22	4,268
For year ended 12/31/23	3,917
For year ended 12/31/24	3,617
For year ended 12/31/25	3,274
For year ended 12/31/26	2,592

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $151.4 million at June 30, 2021, an decrease of $55.5 million from $206.9 million at December 31, 2020. The increase during the first six months of 2021 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.15%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2021	December 31, 2020
US Treasury securities and obligations of U.S. government corporations and agencies	$54,438	$37,423
Mortgage-backed securities: GSE: residential	96,957	168,480
Miscellaneous	—	1,034
Total	$151,395	$206,937

FHLB borrowings, before net premiums of $812,000, were $111.9 million and $94 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	1.0	0.00%	May 31, 2022
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
6,940,511	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$192,179	$—	$192,179	$—
Obligations of states and political subdivisions	305,626	—	305,011	615
Mortgage-backed securities	688,570	—	688,570	—
Other securities	35,823	—	35,823	—
Total available-for-sale securities	1,222,198	—	1,221,583	615
Equity securities	301	301	—	—
Derivative assets: interest rate swaps	181	—	181	—
Total assets	$1,222,680	$301	$1,221,764	$615

Derivative liabilities: interest rate swaps	$1,083	$—	$1,083	$—

December 31, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,069	$—	$127,069	$—
Obligations of states and political subdivisions	249,844	—	249,050	794
Mortgage-backed securities	491,348	—	491,348	—
Other securities	10,979	—	10,979	—
Total available-for-sale securities	879,240	—	878,446	794
Equity securities	218	218	193	—
Derivative assets: interest rate swaps	1,399	-	1,399	—
Total assets	$880,857	$218	$880,038	$794

Derivative liabilities: interest rate swaps	$2,892	$—	$2,892	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$614	$790	$794	$973
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	1	1	2	2
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(181)	(184)
Ending balance	$615	$791	$615	$791
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral Dependent Loans. Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment and estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Individually evaluated loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2021 was $15,955,000 and a fair value of $3,468,000 resulting in specific loss exposures of $12,487,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2021 was $7,238,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $3,303,000.

Mortgage Servicing Rights. As of June 30, 2021, mortgage servicing rights had a carrying value of $742,000 and a fair value of $473,000 resulting in a valuation reserve of $269,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Collateral dependent loans	$12,487	$—	$—	$12,487
Foreclosed assets held for sale	3,303	—	—	3,303
Mortgage servicing rights	473	—	—	473
December 31, 2020
Collateral dependent loans	$14,876	$—	$—	$14,876
Foreclosed assets held for sale	290	—	—	290
Mortgage servicing rights	516	—	—	517

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2021.

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$12,487	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	3,303	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	473	Third party valuations	PSA standard prepayment model rate	248 - 444	314

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$14,876	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	290	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	517	Third party valuations	PSA standard prepayment model rate	242 - 441	384

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial assets
Cash and due from banks	$339,407	$339,407	$339,407	$—	$—
Federal funds sold	1,334	1,334	1,334	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,222,198	1,222,198	—	1,221,583	615
Held-to-maturity securities	7,049	7,105	2,041	5,064	—
Equity securities	301	301	301	—	—
Loans held for sale	2,867	2,867	—	2,867	—
Loans net of allowance for credit losses	3,738,840	3,690,274	—	—	3,690,274
Interest receivable	19,124	19,124	—	19,124	—
Federal Reserve Bank stock	13,799	13,799	—	13,799	—
Federal Home Loan Bank stock	6,528	6,528	—	6,528	—
Financial liabilities
Deposits	$4,739,322	$4,743,431	$—	$4,016,729	$726,702
Securities sold under agreements to repurchase	151,394	151,400	—	151,400	—
Interest payable	1,831	1,831	—	1,831	—
Federal Home Loan Bank borrowings	112,753	113,852	—	113,852	—
Subordinated debt, net	94,326	94,326		94,326
Junior subordinated debentures, net	19,111	14,444	—	14,444	—

December 31, 2020
Financial assets
Cash and due from banks	$415,973	$415,973	$415,973	$—	$—
Federal funds sold	1,308	1,308	1,308	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	879,240	879,240	—	878,446	794
Held-to-maturity securities	5,016	5,119	—	5,119	—
Equity securities	218	218	218	—	—
Loans held for sale	1,924	1,924	—	1,924	—
Loans net of allowance for credit losses	3,094,585	3,056,344	—	—	3,056,344
Interest receivable	19,287	19,287	—	19,287	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial liabilities
Deposits	$3,692,784	$3,697,105	$—	$3,215,715	$481,390
Securities sold under agreements to repurchase	206,937	206,945	—	206,945	—
Interest payable	2,345	2,345	—	2,345	—
Federal Home Loan Bank borrowings	93,969	96,669	—	96,669	—
Subordinated debt, net	94,253	94,253	—	94,253	—
Junior subordinated debentures, net	19,027	14,604	—	14,604	—

Note 8 – Business Combinations

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Illinois corporation and wholly-owned subsidiary of the Company ("Eval Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Eval Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly-owned subsidiary of the Company (the "LINCO Merger"). The LINO Merger closed on February 22, 2021.

Subject to the terms and conditions of the LINCO Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the LINCO Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock. In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business
Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 22, 2021 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $6.4 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the
Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired	Fair Value	As Recorded by
	Book Value	Adjustments	Providence Bank
(In thousands)
Assets
Cash and due from banks	$130,561	$-	$130,561
Investment securities	119,234	264	119,498
Loans	838,377	(9,401)	828,976
Allowance for credit losses	(8,656)	6,583	(2,073)
Other real estate owned	8,435	915	9,350
Premises and equipment	23,440	6,360	29,800
Goodwill	20,503	(14,133)	6,370
Core deposit intangible	123	2,025	2,148
Right of use asset	-	794	794
Other assets	43,697	1,578	45,275
Total assets acquired	$1,175,714	$(5,015)	$1,170,699

Liabilities
Deposits	$988,329	$2,081	$990,410
Securities sold under agreements to repurchase	-	-	-
FHLB advances	26,941	975	27,916
Other borrowings	-	-	-
Lease liability	-	794	794
Other liabilities	4,498	(610)	3,888
Total liabilities assumed	1,019,768	3,240	1,023,008
Net assets acquired	$155,946	$(8,255)	$147,691

Consideration paid
Cash			$103,500
Common stock			44,191
			$147,691

The Company has recognized approximately $8.8 million, pre-tax, of acquisition costs for the LINCO acquisition. Of this amount, $8.3 million was recognized during the first six months of 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $2.1 million and the assumed FHLB advances of $975,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $2.1 million, will be amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the
Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net interest income	$42,747	$42,997	$86,217	$83,623
Provision for loan losses	(560)	7,090	11,776	13,168
Non-interest income	18,284	15,123	37,145	32,774
Non-interest expense	46,013	33,402	87,812	77,361
Income before taxes	15,578	17,628	23,774	25,868
Income tax expense (benefit)	3,357	4,371	4,947	6,112
Net income (loss)	$12,221	$13,257	$18,827	$19,756

Earnings per share
Basic	$0.68	$0.74	$1.06	$1.10
Diluted	0.67	0.74	1.06	1.10

Basic weighted average shares o/s	18,067,190	17,972,132	17,685,679	17,963,782
Diluted weighted average shares o/s	18,120,210	18,019,040	17,738,699	18,010,690

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2021, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

	June 30, 2021	June 30, 2020	December 31, 2020
Operating lease right-of-use assets	$16,753	$15,979	$17,209
Operating lease liabilities	16,919	16,014	17,351
Weighted-average remaining lease term (in years)	6.2	6.8	7.3
Weighted-average discount rate	2.63%	2.77%	2.85%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$1,435
2022	2,712
2023	2,356
2024	1,946
2025	1,634
Thereafter	9,194
Total lease payments	19,277
Less imputed interest	(2,358)
Total lease liability	$16,919

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$745	$736	$1,448	$1,378
Short-term lease cost	100	7	133	53
Variable lease cost	105	94	249	263
Total lease cost	950	837	1,830	1,694
Income from subleases	(167)	(199)	(320)	(392)
Net lease cost	$783	$638	$1,510	$1,302

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2021	June 30, 2020
Operating cash flows from operating leases	$1,467	$1,375

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2021
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.8 years	$14,114	$(1,083)

December 31, 2020
Fair value hedges:
Interest rate swap agreements	Other liabilities	8.3 years	$14,334	$(2,892)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Derivatives	2021	2020	2021	2020
Interest rate swap agreements	Interest income on loans	$151	$(78)	$(591)	$(1,462)

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2021	2020	2021	2020
Interest rate swap agreements	Interest income on loans	$(151)	$78	$591	$1,462

As of June 30, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$13,212	$902

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the six months ended June 30, 2021 and 2020  (dollars in thousands):

June 30, 2021	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	6.5	$41,780	$181
Interest rate swap agreements	Other liabilities	6.5	41,780	(181)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid and Delta, such as discussions of First Mid’s and Delta’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid and Delta, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the proposed transactions between First Mid and Delta will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Delta with First Mid will be materially delayed or will be more costly or difficult than expected; the inability to complete the proposed transactions due to the failure to satisfy conditions to completion of the proposed transactions, including failure to obtain the required regulatory, shareholder and other approvals; the failure of the proposed transactions to close for any other reason; the effect of the announcement of the proposed transactions on customer relationships and operating results; the possibility that the proposed transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of First Mid and Delta; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s and Delta’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid and Delta; accounting principles, policies and guidelines; the severity, magnitude and duration of the COVID-19 pandemic, the direct and indirect impact of such pandemic, including responses to the pandemic by the U.S., state and local governments, customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect First Mid’s and Delta’s liquidity and capital positions, impair the ability of First Mid’s and Delta’s borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on First Mid’s and Delta’s financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of June 30, 2021, a total of $10.1 million was deferred through these programs. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two to five-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Company has outstanding 2,492 PPP loans totaling $165.1 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

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

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through June 30, 2021, were $33.5 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.3 billion of total available capacity as of June 30, 2021.

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

Net income was $16,330,000 and $20,136,000 for the six months ended June 30, 2021 and 2020, respectively. Diluted net income per common share was $0.92 and $1.20 for the six months ended June 30, 2021 and 2020.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2021 and 2020, compared to the performance ratios for the year ended December 31, 2020:

	Six months ended		Year ended
	June 30, 2021	June 30, 2020	December 31, 2020
Return on average assets	0.59%	0.99%	1.05%
Return on average common equity	5.44%	7.48%	8.24%
Average equity to average assets	10.90%	13.26%	12.76%

Total assets were $5.8 billion at June 30, 2021, compared to $4.7 billion as of December 31, 2020. From December 31, 2020 to June 30, 2021, cash and interest-bearing deposits decreased $76.5 million, net loan balances increased $644.3 million and investment securities increased $345.1 million. Net loan balances were $3.74 billion at June 30, 2021 compared to $3.09 billion at December 31, 2020. The increases were primarily due to the acquisition of Providence Bank during the first quarter of 2021.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.18% for the six months ended June 30, 2021, down from 3.37% for the same period in 2020. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $79.5 million compared to net interest income of $61.5 million for the same period in 2020. The increase in net interest income was primarily due to the acquisition of Providence Bank during the first quarter of 2021.

Total non-interest income of $36.0 million increased $5.6 million or 18.5% from $30.4 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, and income from Providence Bank.

Total non-interest expense of $83.6 million increased $29.8 million or 55.3% from $53.8 million for the same period last year. The increase was primarily due to costs related to the acquisition of LINCO during the first quarter of 2021, and expenses from Providence Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2021 versus 2020
	Three months ended June 30, 2021	Six months ended June 30, 2021
Net interest income	$11,165	$18,056
Provision for loan losses	6,696	41
Other income, including securities transactions	4,399	5,638
Other expenses	(19,915)	(29,784)
Income taxes	(261)	2,243
Decrease in net income	$2,084	$(3,806)

Credit quality is an area of importance to the Company. Total nonperforming loans were $30.4 million at June 30, 2021, compared to $23.1 million at June 30, 2020 and $28.1 million at December 31, 2020. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $7.2 million at June 30, 2021 compared to $2.3 million at June 30, 2020 and $2.5 million at December 31, 2020. The increases in nonperforming loans and repossessed assets were due to the acquisition of Providence Bank.

The Company’s provision for loan losses for the six months ended June 30, 2021 and 2020 was $11,576,000 and $11,617,000, respectively. This provision expense during the first six months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank compared to the same period in 2020 which included adoption of ASC 2016-13. Total loans past due 30 days or more were 1.35% of loans at June 30, 2021 compared to 0.55% at June 30, 2020, and 0.44% of loans at December 31, 2020. The increase in this ratio was primarily due to the increase in loan balances 30-59 days past due. Loans secured by both commercial and residential real estate comprised approximately 67.7% of the loan portfolio as of June 30, 2021 and 67.5% as of December 31, 2020

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2021 and 2020 and December 31, 2020 was 10.92%, 14.07% and 14.63%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2021 and 2020, and December 31, 2020 was 13.91%, 15.19% and 18.82%, respectively. The decrease in these ratios from December 31, 2020 was primarily due to the acquisition of LINCO and dividends paid to shareholders, offset by net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2021 and 2020, were $892 million and $615 million, respectively.

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

On August 20, 2019, the FDIC Board approved a Notice of Proposed Rulemaking which amended the Small Bank Credits regulation to permit credit usage when the reserve ratio is at least 1.35 percent (rather than 1.38 percent). Additionally, after eight quarters of credit usage, the FDIC would remit the remaining full nominal value to each bank. Eligible banks were notified in January 24, 2019 with preliminary estimate of their share of small bank assessment credits. First Mid Bank's Small Bank Credit was $931,853. A portion of the credit was applied to the second and third quarter assessments paid in 2019 and the fourth quarter assessment paid in 2020. The remaining credit of approximately $163,700 was applied to the Company's assessment for the first quarter of 2020.

The Company expensed $930,000 and $382,000 for the assessment during the first six months of 2021 and 2020, respectively. The increase in 2021 expense was due to a remaining small bank credit utilized during the first quarter of 2020.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The allowance for credit losses is measured on a collective (pool) basis for non-individually evaluated loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. Adjustments to historical loss information are made for relevant factors to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. The Company estimates the appropriate level of allowance for credit losses for individually evaluated loans by evaluating them separately. A specific allowance is assigned to an impaired loan when expected cash flows or collateral are less than the carrying amount of the loan.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2021 and 2020 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,207,000 and

$1,056,000 for 2021 and 2020, respectively were 3.18% and 3.37% at June 30, 2021 and June 30, 2020.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2021 and 2020 in the following table (dollars in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$341,907	$87	0.10%	$152,090	$55	0.15%
Federal funds sold	1,328	—	—%	1,069	—	—%
Certificates of deposit	2,690	15	2.24%	4,154	21	2.03%
Investment securities:
Taxable	890,660	4,046	1.82%	507,466	2,751	2.17%
Tax-exempt (1)	270,791	2,143	3.17%	182,585	1,678	3.68%
Loans net of unearned income (TE) (2)	3,873,035	40,956	4.24%	3,095,468	31,566	4.10%
Total earning assets	5,380,411	47,247	3.52%	3,942,832	36,071	3.68%
Cash and due from banks	91,497			80,492
Premises and equipment	87,494			59,155
Other assets	341,570			254,386
Allowance for loan losses	(55,656)			(36,215)
Total assets	$5,845,316			$4,300,650
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,173,498	$1,027	0.19%	$1,464,173	$697	0.19%
Savings deposits	640,479	123	0.08%	465,281	98	0.08%
Time deposits	788,375	1,112	0.57%	541,413	2,310	1.72%
Total interest-bearing deposits	3,602,352	2,262	0.25%	2,470,867	3,105	0.51%
Securities sold under agreements to repurchase	177,002	57	0.13%	301,810	158	0.21%
FHLB advances	112,622	445	1.58%	114,368	505	1.78%
Federal funds purchased	—	—	—%	—	—	—%
Subordinated Debt	94,302	985	4.19%
Junior subordinated debt	19,083	139	2.92%	18,915	174	3.70%
Other debt	—	—	—%	1,868	11	2.37%
Total borrowings	403,009	1,626	1.62%	436,961	848	0.78%
Total interest-bearing liabilities	4,005,361	3,888	0.39%	2,907,828	3,953	0.55%
Non interest-bearing demand deposits	1,164,128		0.30%	799,332		0.43%
Other liabilities	64,808			50,804
Stockholders' equity	611,019			542,686
Total liabilities and equity	$5,845,316			$4,300,650
Net interest income		$43,359			$32,118
Net interest spread			3.13%			3.13%
Impact of non interest-bearing funds			0.09%			0.12%
TE net yield on interest-bearing assets			3.22%			3.25%

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$310,296	$161	0.10%	$87,957	$147	0.34%
Federal funds sold	1,322	—	0.03%	998	2	0.50%
Certificates of deposit	2,692	29	2.14%	4,609	52	2.27%
Investment securities:
Taxable	826,603	7,295	1.77%	525,981	6,090	2.32%
Tax-exempt (1)	259,498	4,159	3.21%	178,173	3,260	3.66%
Loans net of unearned income (TE) (2)	3,676,486	77,014	4.22%	2,899,259	61,781	4.29%
Total earning assets	5,076,897	88,658	3.51%	3,696,977	71,332	3.88%
Cash and due from banks	87,964			86,888
Premises and equipment	77,941			59,316
Other assets	319,034			252,872
Allowance for loan losses	(51,220)			(33,102)
Total assets	$5,510,616			$4,062,951
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,025,759	$1,913	0.19%	$1,364,331	$1,789	0.26%
Savings deposits	610,224	259	0.09%	450,381	217	0.10%
Time deposits	706,568	2,574	0.73%	555,773	4,960	1.79%
Total interest-bearing deposits	3,342,551	4,746	0.29%	2,370,485	6,966	0.59%
Securities sold under agreements to repurchase	187,776	127	0.14%	252,252	352	0.28%
FHLB advances	107,381	819	1.54%	117,257	1,085	1.86%
Federal funds purchased	—	—	—%	1,055	10	1.91%
Subordinated debt	94,284	1,969	4.21%
Junior subordinated debentures	19,062	279	2.95%	18,894	392	4.17%
Other debt	—	—	—%	1,319	16	2.44%
Total borrowings	408,503	3,194	1.58%	390,777	1,855	0.95%
Total interest-bearing liabilities	3,751,054	7,940	0.43%	2,761,262	8,821	0.64%
Non interest-bearing demand deposits	1,099,295		0.33%	713,960		0.51%
Other liabilities	59,604			49,022
Stockholders' equity	600,663			538,707
Total liabilities and equity	$5,510,616			$4,062,951
Net interest income		$80,718			$62,511
Net interest spread			3.08%			3.24%
Impact of non interest-bearing funds			0.10%			0.13%
TE net yield on interest-earning assets			3.18%			3.37%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2021, compared to the same period in 2020 (in thousands):

	Three months ended June 30, 2021 compared to 2020 Increase / (Decrease)			Six months ended June 30, 2021 compared to 2020 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$32	$145	$(113)	$14	$341	$(327)
Federal funds sold	—	—	—	(2)	2	(4)
Certificates of deposit investments	(6)	(18)	12	(23)	(20)	(3)
Investment securities:
Taxable	1,295	3,994	(2,699)	1,205	4,941	(3,736)
Tax-exempt (2)	465	723	(258)	899	1,343	(444)
Loans (2) (3)	9,390	8,266	1,124	15,233	18,184	(2,951)
Total interest income	$11,176	$13,110	$(1,934)	$17,326	$24,791	$(7,465)
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$330	$330	$-	$124	$1,308	$(1,184)
Savings deposits	25	25	—	42	103	(61)
Time deposits	(1,198)	4,564	(5,762)	(2,386)	2,952	(5,338)
Securities sold under agreements to repurchase	(101)	(53)	(48)	(225)	(76)	(149)
FHLB advances	(60)	(7)	(53)	(266)	(88)	(178)
Federal funds purchased	—	—	—	(10)	(5)	(5)
Subordinated debt	985	985	—	1,969	1,969	—
Junior subordinated debentures	(35)	10	(45)	(113)	10	(123)
Other debt	(11)	(5)	(6)	(16)	(8)	(8)
Total interest expense	(65)	5,849	(5,914)	(881)	6,165	(7,046)
Net interest income	$11,241	$7,261	$3,980	$18,207	$18,626	$(419)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $18.2 million, or 29.1%, to $80.7 million for the six months ended June 30, 2021, from $62.5 million for the same period in 2020. Net interest income increased primarily due to the acquisition of Providence Bank during the first quarter of 2021. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the six months ended June 30, 2021, average earning assets increased $1.4 billion, or 37.3%, and average interest-bearing liabilities increased $989.8 million or 35.8% compared with average balances for the same period in 2020.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $222.3 million or 252.8%.
•	Average federal funds sold increased $0.3 million or 32.5%.
•	Average certificates of deposits investments decreased $1.9 million or 41.6%.
•	Average loans increased by $777.2 million or 26.8%.
•	Average securities increased by $381.9 million or 54.2%.
•	Average interest-bearing customer deposits increased by $972.1 million or 41.0%.
•	Average securities sold under agreements to repurchase decreased by $64.5 million or 25.6%.
•	Average borrowings and other debt increased by $82.2 million or 59.3%.
•	Net interest margin decreased to 3.18% for the first six months of 2021 from 3.37% for the first six months of 2020.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2021 and 2020 was $11.6 million and $11.6 million, respectively. This provision expense during the first six months of 2021included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank compared to the same period in 2020 when ASC 2016-13 was adopted. Net charge-offs were $963,000 for the six months ended June 30, 2021, compared to net charge offs of $1.8 million for June 30, 2020. Nonperforming loans were $30.4 million and $23.1 million as of June 30, 2021 and 2020, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months June 30, 2021				Six months June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Wealth management revenues	$5,016	$3,827	$1,189	31.1%	$9,942	$7,453	$2,489	33.4%
Insurance commissions	4,988	4,088	900	22.0%	10,845	10,709	136	1.3%
Service charges	1,539	1,111	428	38.5%	2,903	2,889	14	0.5%
Security gains, net	73	287	(214)	-74.6%	77	818	(741)	-90.6%
Mortgage banking revenue, net	1,691	1,236	455	36.8%	3,100	1,544	1,556	100.8%
ATM / debit card revenue	3,141	2,239	902	40.3%	5,840	4,226	1,614	38.2%
Bank owned life insurance	761	428	333	77.8%	1,398	859	539	62.7%
Other	1,075	669	406	60.7%	1,928	1,897	31	1.6%
Total other income	$18,284	$13,885	$4,399	31.7%	$36,033	$30,395	$5,638	18.5%

Following are explanations of the changes in these other income categories for the three and six months ended June 30, 2021 compared to the same period in 2020:

•	Wealth management revenues increased due to increases across all lines of business within Wealth Management.
•

Insurance commissions increased primarily due to an increase in commission and fee income for the period, offset by a decline in contingency income during the first quarter of 2021 compared to the same period last year.

•

Fees from service charges decreased during the first six months of 2021 due to an increase in waived commercial service charges but was offset by an increase in service charge fees from the acquisition Providence Bank.

•	Gains from the sale of securities during the first six months of 2021 and 2020 were $77,000 and $818,000, respectively.
•

The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market, as well as the acquisition of Providence Bank. Loans sold balances were as follows:

•	$35.5 million (representing 258 loans) and $143.8 million (representing 521 loans) for the three and six months ended June 30, 2021, respectively.
•	$65.7 million (representing 419 loans) and $86.3 million (representing 570 loans) for the three and six months ended June 30, 2020, respectively.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Providence Bank.
•

Bank owned life insurance income increased approximately $539,000 during 2021 compared to the same period in 2020, due to $30 million of additional purchased during the first quarter and $30.3 million added through the acquisition of Providence Bank.

•

Other income increased primarily due to increases in loan and bank card fees from the acquisition of Providence Bank offset by increases in waived fees and a swap upfront fee received in 2020 that did not recur in 2021.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months June 30,				Six months June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$24,908	$15,455	$9,453	61.2%	$48,395	$31,955	$16,440	51.4%
Net occupancy and equipment expense	5,482	4,141	1,341	32.4%	10,452	8,383	2,069	24.7%
Net other real estate owned expense	1,966	(2)	1,968	98400.0%	2,044	(48)	2,092	4358.3%
FDIC insurance	478	289	189	65.4%	930	382	548	143.5%
Amortization of intangible assets	1,295	1,290	5	0.4%	2,515	2,585	(70)	-2.7%
Stationery and supplies	235	275	(40)	-14.5%	551	543	8	1.5%
Legal and professional	1,639	1,489	150	10.1%	3,041	2,887	154	5.3%
Marketing and donations	507	314	193	61.5%	1,009	795	214	26.9%
ATM/debit card expense	1,074	274	800	292.0%	1,912	879	1,033	117.5%
Other operating expenses	8,429	2,573	5,856	227.6%	12,764	5,468	7,296	133.4%
Total other expense	$46,013	$26,098	$19,915	76.3%	$83,613	$53,829	$29,784	55.3%

Following are explanations for the changes in these other expense categories for the three and six months ended June 30, 2021 compared to the same period in 2020:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Providence Bank during the first quarter of 2021. There were 960 and 828 full-time equivalent employees at June 30, 2021 and 2020, respectively.

•

The increase in occupancy and equipment expense was due to increases in depreciation and other property related expenses from the acquisition of Providence Bank and increases in data processing expense.

•	The increase in net other real estate owned expense was primarily due to properties acquired with the acquisition of Providence Bank that were sold at prices lower than recorded book value.
•

Expense for amortization of intangible assets increased due to increases in amortization expense for core deposit intangibles and customer list intangibles for the six months ended June 30, 2021 compared to 2020.

•	The increase in other operating expenses was primarily due to an increase in costs to acquire LINCO and additional expenses from the operation of Providence Bank.
•	On a net basis, all other categories of operating expenses increased slightly during the period compared to last year primarily due to the operation of Providence Bank.

Income Taxes

Total income tax expense amounted to $4,025,000 (19.8% effective tax rate) for the six months ended June 30, 2021, compared to $6.3 million (23.7% effective tax rate) for the same period in 2020. The decline in effective rate is primarily resulting from an increase in tax exempt income and an increase in significant non-recurring costs.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2021 and December 31, 2020 (dollars in thousands)

	June 30, 2021		December 31, 2020
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,730	1.20%	$132,083	1.25%
Obligations of states and political subdivisions	294,255	2.65%	237,886	2.72%
Mortgage-backed securities: GSE residential	685,736	1.76%	479,470	1.92%
Other securities	37,159	4.39%	10,740	5.22%
Total securities	$1,216,880	1.85%	$860,179	2.08%

At June 30, 2021, the Company’s investment portfolio increased by $356.7 million from December 31, 2020 primarily due to securities added with the acquisition of Providence Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of June 30, 2021 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2021 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,722	$192,179	$29,397	$161,802	$—	$—	$—	$980
Obligations of state and political subdivisions	294,255	305,626	37,925	214,715	51,825	—	—	1,161
Mortgage-backed securities (2)	685,736	688,570	1,064	—	—	—	—	687,506
Other securities	35,118	35,823	—	—	—	1,000	—	34,823
Total available-for-sale	$1,209,831	$1,222,198	$68,386	$376,517	$51,825	$1,000	$—	$724,470
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,008	$5,064	$—	$5,064	$—	$—	$—	$—
Other securities	2,041	2,041						2,041
Total held-to-maturity	$7,049	$7,105	$—	$5,064	$—	$—	$—	$2,041
Equity securities:
Federal Agricultural Mtg Corp	$84	$301	$—	$—	$—	$—	$—	$301

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$141,568	3.7%	$122,479	3.9%
Agricultural real estate	277,362	7.3%	254,341	8.1%
1-4 family residential properties	394,902	10.4%	325,762	10.4%
Multifamily residential properties	274,910	7.2%	189,632	6.0%
Commercial real estate	1,480,198	39.0%	1,174,300	37.4%
Loans secured by real estate	2,568,940	67.7%	2,066,514	65.8%
Agricultural loans	123,101	3.2%	137,352	4.4%
Commercial and industrial loans	864,554	22.8%	738,313	23.5%
Consumer loans	84,541	2.2%	78,002	2.5%
All other loans	155,168	4.1%	118,238	3.8%
Total loans	$3,796,304	100.0%	$3,138,419	100.0%

Loan balances increased $657.9 million, or 21.0% of which approximately $838 million were loans acquired with Providence Bank and $165.1 million were PPP loans. The balance of real estate loans held for sale, included in the balances shown above, amounted to $2.9 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2021 and December 31, 2020, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2021		December 31, 2020
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$278,577	7.34%	$308,202	9.82%
Lessors of non-residential buildings	554,484	14.61%	420,175	13.39%
Lessors of residential buildings and dwellings	407,131	10.72%	313,268	9.98%
Other gambling industries	58,946	1.55%	119,549	3.81%
Hotels and motels	130,628	3.44%	124,755	3.98%

The concentration of other gambling industries was less than 25% of total risk-based capital as of June 30, 2021 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk- based capital.

The following table presents the balance of loans outstanding as of June 30, 2021, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$33,064	$75,605	$32,899	$141,568
Agricultural real estate	20,298	113,361	143,703	277,362
1-4 family residential properties	23,516	74,565	296,821	394,902
Multifamily residential properties	34,421	154,886	85,603	274,910
Commercial real estate	137,265	592,435	750,498	1,480,198
Loans secured by real estate	248,564	1,010,852	1,309,524	2,568,940
Agricultural loans	89,858	30,281	2,962	123,101
Commercial and industrial loans	296,683	398,326	169,545	864,554
Consumer loans	13,243	56,786	14,512	84,541
All other loans	67,627	21,020	66,521	155,168
Total loans	$715,975	$1,517,265	$1,563,064	$3,796,304

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of June 30, 2021, loans with maturities over one year consisted of approximately $2.5 billion in fixed rate loans and approximately $535 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual loans	$26,555	$23,750
Restructured loans which are performing in accordance with revised terms	3,855	4,373
Total nonperforming loans	30,410	28,123
Repossessed assets	7,238	2,493
Total nonperforming loans and repossessed assets	$37,648	$30,616
Nonperforming loans to loans, before allowance for loan losses	0.80%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.99%	0.98%

The $2,805,000 increase in nonaccrual loans during 2021 resulted from the net of $6,428,000 of loans put on nonaccrual status offset by $2,772,000 of loans becoming current or paid-off, $197,000 of loans transferred to other real estate and $654,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$29	0.1%	$162	0.7%
Agricultural real estate	343	1.3%	359	1.5%
1-4 family residential properties	8,302	31.3%	6,930	29.2%
Multifamily residential properties	2,142	8.1%	2,181	9.2%
Commercial real estate	9,069	34.2%	8,760	36.9%
Loans secured by real estate	19,885	74.9%	18,392	77.4%
Agricultural loans	238	0.9%	659	2.8%
Commercial and industrial loans	6,085	22.9%	4,372	18.4%
Consumer loans	347	1.3%	327	1.4%
Other loans	—	0.0%	—	0.0%
Total loans	$26,555	100.0%	$23,750	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $319,000 and $1,044,000 for the six months ended June 30, 2021 and 2020, respectively.

The $4,745,000 increase in repossessed assets during the first six months of 2021 resulted from $4,191,000 of additional assets repossessed and $7,911,000 of repossessed assets sold, write downs of two assets of $212,000, assets added from the acquisition of Providence Bank of approximately $10.9 million, and realization of approximately $2,214,000 of deferred purchase premiums following the sale of two properties. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$3,443	47.6%	$1,436	57.6%
1-4 family residential properties	60	0.8%	71	2.8%
Commercial real estate	3,735	51.6%	982	39.4%
Total real estate	7,238	100.0%	2,489	99.8%
Consumer loans	—	0.0%	4	0.2%
Total repossessed collateral	$7,238	100.0%	$2,493	100.0%

Repossessed assets sold during the first six months of 2021 resulted in net losses of $1,886,000, of which $625,000 of net losses was related to real estate asset sales and $1,000 of net gains was related to other repossessed assets. Additionally, $1,265,000 of losses were recognized due to write downs of assets. Repossessed assets sold during the same period in 2020 resulted in net gains of $157,000, of which $174,000 of net losses was related to real estate asset sales and $17,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2021, the Company’s loan portfolio included $400.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $278.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $8.8 million from $391.7 million at December 31, 2020 while loans concentrated in other grain farming decreased $29.6 million from $308.2 million at December 31, 2020. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $130.6 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $554.5 million of loans to lessors of non-residential buildings, $407.1 million of loans to lessors of residential buildings and dwellings, and $58.9 million of loans to other gambling industries.

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

Analysis of the allowance for credit losses as of June 30, 2021 and 2020, and of changes in the allowance for the three and six months ended June 30, 2021 and 2020, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average loans outstanding, net of unearned income	$3,873,035	$2,703,051	$3,676,486	$2,703,051
Allowance-prior year end of period	55,418	32,876	41,910	26,911
Adjustment for adoption of ASU 2013-16	—	—	—	1,672
Allowance - beginning of period	55,418	32,876	41,910	28,583
Initial allowance on loans purchased with credit deterioration	—	—	2,074	—
Charge-offs:
Construction and land development	23	—	23	—
1-4 family residential	14	69	196	265
Commercial real estate	—	467	480	551
Agricultural	—	—	—	—
Commercial and industrial	68	311	86	1,283
Consumer	344	116	632	287
Total charge-offs	449	963	1,417	2,386
Recoveries:
1-4 family residential	18	140	26	202
Commercial real estate	13	—	22	5
Agricultural	1	—	1	—
Commercial and industrial	22	92	40	115
Consumer	134	100	365	245
Total recoveries	188	332	454	567
Net charge-offs (recoveries)	261	631	963	1,819
Provision for loan losses	(560)	6,136	11,576	11,617
Allowance-end of period	$54,597	$38,381	$54,597	$38,381
Ratio of annualized net charge-offs to average loans	0.03%	0.09%	0.05%	0.13%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.44%	1.20%	1.44%	1.20%
Ratio of allowance for credit losses to nonperforming loans	180%	166%	180%	166%

Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.50% as of June 30, 2021. The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to the increase in the allowance for credit losses and a decline in nonperforming loans at June 30, 2021 compared to June 30, 2020. The increase in allowance for credit losses is primarily due to the day one provision required to be recorded in the acquisition of loans with Providence Bank.

During the first six months of 2021, the Company had net charge-offs of $963,000 compared to net charge-offs of $1,819,000 in 2020. During the first six months of 2021, there was a significant charge-off of one commercial real estate loans of one borrower totaling $480,000. During the first six months of 2020, there were significant charge-offs of four commercial real estate loans to three borrowers totaling $482,000 and four commercial loans to a single borrower totaling $1.1 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020 (dollars in thousands):

	Six months ended June 30, 2021		Six months ended June 30, 2020		Year ended December 31, 2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,099,295	—%	$713,960	—%	$777,435	—%
Interest-bearing	2,025,759	0.19%	1,364,331	0.26%	1,557,264	0.24%
Savings	610,224	0.09%	450,381	0.10%	469,276	0.09%
Time deposits	706,568	0.73%	555,773	1.79%	531,834	1.61%
Total average deposits	$4,441,846	0.22%	$3,084,445	0.45%	$3,335,809	0.38%

During the first six months of 2021, the average balance of deposits increased by $1.1 billion from the average balance for the year ended December 31, 2020. Average non-interest-bearing deposits increased by $321.9 million, average interest-bearing balances increased by $468.5 million, savings account balances increased $140.9 million and balances of time deposits increased $174.7 million. These increases were primarily due to deposits added in the acquisition of Providence Bank.

The following table sets forth the high and low month-end balances for the six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020 (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020	Year ended December 31, 2020
High month-end balances of total deposits	$4,789,451	$3,385,827	$3,692,784
Low month-end balances of total deposits	3,725,741	2,873,260	2,873,260

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
3 months or less	$147,313	$72,945
Over 3 through 6 months	86,846	49,710
Over 6 through 12 months	98,967	88,682
Over 12 months	73,359	72,070
Total	$406,485	$283,407

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2021 and December 31, 2020 is presented below (dollars in thousands):

	June 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$151,394	$206,937
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,247	18,984
Fixed term – due after one year	97,506	74,985
Other borrowings:
Fed funds	—	—
Subordinated debt	94,326	94,253
Junior subordinated debentures	19,111	19,027
Total	$377,584	$414,186
Average interest rate at end of period	1.53%	0.81%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$212,503	$350,288
Federal Home Loan Bank advances:
FHLB – overnight	—	—
Fixed term – due in one year or less	18,984	66,000
Fixed term – due after one year	97,877	74,895
Other borrowings:
Federal funds purchased	—	8,000
Debt due in one year or less	—	5,000
Debt due after one year	—	—
Subordinated debt	94,326	94,256
Junior subordinated debentures	19,111	19,027

Averages for the period (YTD):
Securities sold under agreements to repurchase	$187,776	$219,298
Federal Home Loan Bank advances:
FHLB – overnight	—	1,831
Fixed term – due in one year or less	15,698	24,858
Fixed term – due after one year	91,683	79,999
Other borrowings:
Federal funds purchased	—	525
Loans due in one year or less	—	656
Loans due after one year	—	—
Subordinated debt	94,284	22,403
Junior subordinated debentures	19,062	18,936
Total	$408,503	$370,338
Average interest rate during the period	1.58%	1.07%

Securities sold under agreements to repurchase decreased $55.5 million during the first six months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2021 the fixed term advances, before net premiums of $812,000, consisted of $111.9 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	7.0	2.55%	October 1, 2021
5,000,000	5.0	2.71%	March 21, 2022
5,000,000	1.0	0.00%	May 31, 2022
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
6,940,511	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.14%	October 3, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
15,000,000	10.0	1.41%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of June 30, 2021. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2021 and 2020, and December 31, 2020.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 1.72% and 1.82% at June 30, 2021 and December 31, 2020, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (1.97% and 2.07% at June 30, 2021 and December 31, 2020, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.82% and 2.44% at June 30, 2021 and December 31, 2020, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2021 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$241,580	$—	$—	$—	$—	$—	$241,580	$241,580
Certificates of deposit investments	980	980	490	—	—	—	2,450	2,450
Taxable investment securities	176,549	172,522	153,350	102,598	57,571	266,515	929,105	929,161
Nontaxable investment securities	37,521	14,756	12,666	25,015	22,822	187,663	300,443	300,443
Loans	1,573,412	521,102	477,612	525,290	457,863	241,025	3,796,304	3,747,738
Total	$2,030,042	$709,360	$644,118	$652,903	$538,256	$695,203	$5,269,882	$5,221,372
Interest-bearing liabilities:
Savings and NOW accounts	$512,508	$175,128	$175,128	$175,128	$175,128	$803,929	$2,016,949	$2,016,949
Money market accounts	584,753	35,528	35,528	35,528	35,528	115,906	842,771	842,771
Other time deposits	580,201	85,043	23,987	17,654	15,637	71	722,593	726,702
Short-term borrowings/debt	151,394	—	—	—	—	—	151,394	151,400
Long-term borrowings/debt	49,358	10,182	10,000	15,383	101,267	40,000	226,190	222,622
Total	$1,878,214	$305,881	$244,643	$243,693	$327,560	$959,906	$3,959,897	$3,960,444
Rate sensitive assets – rate sensitive liabilities	$151,828	$403,479	$399,475	$409,210	$210,696	$(264,703)	$1,309,985
Cumulative GAP	151,828	555,307	954,782	1,363,992	1,574,688	1,309,985
Cumulative amounts as % of total Rate sensitive assets	2.9%	7.7%	7.6%	7.8%	4.0%	-5.0%
Cumulative Ratio	2.9%	10.5%	18.1%	25.9%	29.9%	24.9%

The static GAP analysis shows that at June 30, 2021, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At June 30, 2021, the Company’s stockholders' equity increased $47.8 million, or 8.4%, to $616 million from $568 million as of December 31, 2020. During the first six months of 2021, net income contributed $16.3 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $8.3 million, net of tax. Dividends of $7.1 million were paid during the first six months of 2021. The acquisition of LINCO also increase stockholders’ equity $44.2 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2021 and December 31, 2020, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital (to risk-weighted assets)
Company	$646,029	13.91%	$487,745	> 10.50%	N/A	N/A
First Mid Bank	602,849	15.34	412,515	> 10.50	$392,872	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	507,243	10.92	394,841	> 8.50	N/A	N/A
First Mid Bank	558,389	14.21	333,941	> 8.50	314,297	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	488,132	10.51	325,163	> 7.00	N/A	N/A
First Mid Bank	558,389	14.21	275,010	> 7.00	255,367	> 6.50
Tier 1 capital (to average assets)
Company	507,243	8.87	228,756	> 4.00	N/A	N/A
First Mid Bank	558,389	9.80	227,971	> 4.00	284,964	> 5.00

December 31, 2020
Total capital (to risk-weighted assets)
Company	$589,352	18.82%	$328,865	> 10.50%	N/A	N/A
First Mid Bank	446,308	14.30	327,685	> 10.50	$312,081	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	458,325	14.63	266,224	> 8.50	N/A	N/A
First Mid Bank	409,534	13.12	265,269	> 8.50	249,665	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	439,299	14.03	219,243	> 7.00	N/A	N/A
First Mid Bank	409,534	13.12	218,457	> 7.00	202,853	> 6.50
Tier 1 capital (to average assets)
Company	458,325	10.22	179,302	> 4.00	N/A	N/A
First Mid Bank	409,534	9.18	178,497	> 4.00	223,121	> 5.00

The Company's risk-weighted assets, capital, and capital ratios for June 30, 2021 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2021, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 27,750 and 25,200 restricted stock awards during 2021 and 2020, respectively and 35,400 and 16,950 as stock unit awards during 2021 and 2020, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the six months ended June 30, 2021 and 2020, 8,439 shares and 3,804 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2021, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2021, the excess collateral at the FHLB would support approximately $616 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of June 30, 2021, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2021 and 2020 and December 31, 2020.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2021 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$722,593	$580,201	$109,030	$33,291	$71
Debt	113,437	—	—	—	113,437
Other borrowing	264,147	181,641	20,182	15,383	46,941
Operating leases	19,309	2,873	4,714	3,302	8,420
Supplemental retirement	1,595	353	100	150	992
	$1,121,081	$765,068	$134,026	$52,126	$169,861

For the six months ended June 30, 2021, net cash of $1.4 million was provided by operating activities, $63.1 million was used in investing activities, and $14.8 million was used in financing activities. In total, cash and cash equivalents decreased by $76.5 million since year-end 2020.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Unused commitments and lines of credit:
Commercial real estate	$127,908	$56,309
Commercial operating	545,901	396,345
Home equity	55,138	40,464
Other	220,819	112,327
Total	$949,766	$605,445
Standby letters of credit	$11,592	$10,048

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

.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total	0	$0.00	0	$4,732,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Brock Sub LLC and Delta Bancshares Company, dated July 28, 2021 (incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2021). *

10.1

Third Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 9, 2021 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2021). *

10.2	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2021).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 4, 2021

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer