Form 10-Q
period 2021-09-30
FIRST MID BANCSHARES, INC.
filed 2021-11-04
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 001-36434

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

As of November 4, 2021 18,088,455 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks:
Non-interest bearing	$107,811	$75,152
Interest bearing	236,048	340,821
Federal funds sold	1,347	1,308
Cash and cash equivalents	345,206	417,281
Certificates of deposit	2,695	2,695
Investment securities:
Available-for-sale, at fair value	1,346,966	879,240
Held-to-maturity, at amortized cost (estimated fair value of $7,057 and $5,119 at September 30, 2021 and December 31, 2020, respectively)	7,026	5,016
Equity securities, at fair value	348	218
Loans held for sale	1,897	1,924
Loans	3,945,872	3,136,495
Less allowance for credit losses	(53,983)	(41,910)
Net loans	3,891,889	3,094,585
Interest receivable	22,057	19,287
Other real estate owned	5,625	2,489
Premises and equipment, net	81,823	58,206
Goodwill	111,853	104,992
Intangible assets, net	30,803	23,128
Bank owned life insurance	131,547	68,955
Right of use lease assets	16,120	17,209
Other assets	47,504	31,123
Total assets	$6,043,359	$4,726,348
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,242,950	$936,926
Interest bearing	3,745,612	2,755,858
Total deposits	4,988,562	3,692,784
Securities sold under agreements to repurchase	149,891	206,937
Interest payable	2,569	2,345
FHLB borrowings	112,641	93,969
Junior subordinated debentures, net	19,153	19,027
Subordinated debt, net	94,363	94,253
Lease liabilities	16,315	17,351
Other liabilities	32,640	31,454
Total liabilities	5,416,134	4,158,120
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 18,703,817 and 17,361,898 shares in 2021 and 2020, respectively; outstanding 18,083,126 and 16,741,207 shares in 2021 and 2020 respectively	76,815	71,449
Additional paid-in capital	340,118	297,806
Retained earnings	221,295	197,726
Deferred compensation	2,125	2,980
Accumulated other comprehensive income	5,633	17,095
Less treasury stock at cost, 620,691 shares in 2021 and 2020	(18,761)	(18,828)
Total stockholders’ equity	627,225	568,228
Total liabilities and stockholders’ equity	$6,043,359	$4,726,348

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$43,292	$32,151	$119,973	$93,560
Interest on investment securities	5,835	4,074	16,416	12,740
Interest on certificates of deposit investments	14	17	42	69
Interest on federal funds sold	—	1	—	3
Interest on deposits with other financial institutions	122	52	283	199
Total interest income	49,263	36,295	136,714	106,571
Interest expense:
Interest on deposits	2,234	3,168	6,980	10,134
Interest on securities sold under agreements to repurchase	52	68	179	420
Interest on FHLB borrowings	359	395	1,178	1,480
Interest on other borrowings	—	—	—	26
Interest on junior subordinated debentures	137	—	416	—
Interest on subordinated debentures	985	147	2,954	539
Total interest expense	3,767	3,778	11,707	12,599
Net interest income	45,496	32,517	125,007	93,972
Provision for loan losses	1,103	3,883	12,679	15,500
Net interest income after provision for loan losses	44,393	28,634	112,328	78,472
Other income:
Wealth management revenues	4,204	3,468	14,146	10,921
Insurance commissions	3,932	3,291	14,777	14,000
Service charges	1,838	1,446	4,741	4,335
Securities gains, net	11	95	88	913
Mortgage banking income	1,477	1,661	4,577	3,205
ATM / debit card revenue	3,060	2,367	8,900	6,593
Bank owned life insurance	813	434	2,211	1,293
Other	1,024	816	2,952	2,713
Total other income	16,359	13,578	52,392	43,973
Other expense:
Salaries and employee benefits	21,092	15,346	69,487	47,301
Net occupancy and equipment expense	5,382	4,363	15,834	12,746
Net other real estate owned expense	1,507	110	3,551	62
FDIC insurance	268	469	1,198	851
Amortization of intangible assets	1,414	1,277	3,929	3,862
Stationery and supplies	299	262	850	805
Legal and professional	1,878	1,320	4,919	4,207
ATM / debit card	618	730	2,530	1,609
Marketing and donations	679	387	1,688	1,182
Other	3,184	2,663	15,948	8,131
Total other expense	36,321	26,927	119,934	80,756
Income before income taxes	24,431	15,285	44,786	41,689
Income taxes	6,105	3,720	10,130	9,988
Net income	$18,326	$11,565	$34,656	$31,701
Per share data:
Basic net income per common share	$1.01	$0.69	$1.94	$1.90
Diluted net income per common share	1.01	0.69	1.94	1.89
Cash dividends declared per common share	0.220	—	0.630	0.400

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$18,326	$11,565	$34,656	$31,701
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,282 and $21 for three months ended September 30, 2021 and 2020, respectively and $4,655 and ($3,778) for nine months ended September 30, 2021 and 2020, respectively.	(3,140)	(52)	(11,400)	9,250
Amortized holding losses on held-to-maturity securities transferred from available-for- sale, net of taxes of $0 and ($3) for three months ended September 30, 2021 and 2020, respectively and $0 and ($13) for nine months ended September 30, 2021 and 2020, respectively.	—	8	—	32
Less: reclassification adjustment for realized gains included in net income, net of taxes of $3 and $28 for three months ended September 30, 2021 and 2020, respectively and $26 and $265 for nine months ended September 30, 2021 and 2020, respectively.	(8)	(67)	(62)	(648)
Other comprehensive income (loss), net of taxes	(3,148)	(111)	(11,462)	8,634
Comprehensive income	$15,178	$11,454	$23,194	$40,335

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended September 30, 2021 and 2020

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066
Net income	—	—	18,326	—	—	—	18,326
Other comprehensive loss, net tax	—	—	—	—	(3,148)	—	(3,148)
Cash dividends on common stock (.220/share)	—	—	(3,965)	—	—	—	(3,965)
Issuance of 1 common shares pursuant to the dividend reinvestment plan	—	1	—	—	—	—	1
Issuance of 1,952 common shares pursuant to the deferred compensation plan	7	71	—	—	—	—	78
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	—	—	—	—	—	—	—
Issuance costs pursuant to the acquisition of Delta Bancshares Company	—	(144)	—	—	—	—	(144)
Issuance of 2,700 common shares pursuant to the employee stock purchase plan	11	93	—	—	—	—	104
Deferred compensation	—	—	—	121	—	(121)	—
Tax benefit related to deferred compensation distributions	—	(355)	—	—	—	—	(355)
Vested restricted shares/units compensation expense	—	—	—	262	—	—	262
September 30, 2021	$76,815	$340,118	$221,295	$2,125	$5,633	$(18,761)	$627,225

June 30, 2020	$71,370	$297,392	$179,435	$2,364	$17,105	$(18,393)	$549,273
Net income	—	—	11,565	—	—	—	11,565
Other comprehensive income, net tax	—	—	—	—	(111)	—	(111)
Issuance of 3,494 common shares pursuant to the employee stock purchase plan	14	68	—	—	—	—	82
Deferred compensation	—	—	—	70	—	(70)	—
Vested restricted shares/units compensation expense	—	—	—	200	—	—	200
September 30, 2020	$71,384	$297,460	$191,000	$2,634	$16,994	$(18,463)	$561,009

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	34,656	—	—	—	34,656
Other comprehensive loss, net tax	—	—	—	—	(11,462)	—	(11,462)
Cash dividends on common stock (.630/share)	—	—	(11,087)	—	—	—	(11,087)
Issuance of 8,615 common shares pursuant to the dividend reinvestment plan	32	301	—	—	—	—	333
Issuance of 7,493 common shares pursuant to deferred compensation plan	30	238	—	—	—	—	268
Issuance of 27,750 restricted shares pursuant to the 2017 stock incentive plan	111	831	—	—	—	—	942
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance costs pursuant to the acquisition of Delta Bancshares Company	—	(144)	—	—	—	—	(144)
Issuance of 8,439 common shares pursuant to the employee stock purchase plan	34	228	—	—	—	—	262
Deferred compensation	—	—	—	(67)	—	67	—
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	(788)	—	—	(788)
September 30, 2021	$76,815	$340,118	$221,295	$2,125	$5,633	$(18,761)	$627,225

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2020

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal for adoption of ASU 2016-13	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	31,701	—	—	—	31,701
Other comprehensive income, net tax	—	—	—	—	8,634	—	8,634
Cash dividends on common stock (.40/share)	—	—	(6,651)	—	—	—	(6,651)
Issuance of 13,804 common shares pursuant to the dividend reinvestment plan	54	282	—	—	—	—	336
Issuance of 8,163 common shares pursuant to deferred compensation plan	33	195	—	—	—	—	228
Issuance of 25,200 restricted shares pursuant to the 2017 stock incentive plan	101	767	—	—	—	—	868
Issuance of 11,037 common shares pursuant to the employee stock purchase plan	44	201	—	—	—	—	245
Deferred compensation	—	—	—	208	—	(208)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted units pursuant to 2017 stock incentive plan	—	584	—	—	—	—	584
Release of restricted units pursuant to 2017 stock incentive plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	—	—	(334)	—	—	(334)
September 30, 2020	$71,384	$297,460	$191,000	$2,634	$16,994	$(18,463)	$561,009

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$34,656	$31,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,679	15,500
Depreciation, amortization and accretion, net	10,131	8,795
Change in cash surrender value of bank owned life insurance	(2,211)	(1,293)
Stock-based compensation expense	786	604
Operating lease payments	(2,161)	(2,092)
Gain on investment securities, net	(88)	(913)
(Gain) loss on sales and write downs of other real estate owned, net	6,870	(427)
Gain on sale of other assets	(154)	(26)
Gain on sale of loans held for sale, net	(3,426)	(3,484)
(Increase) decrease in accrued interest receivable	195	(4,651)
Decrease in accrued interest payable	(519)	(237)
Origination of loans held for sale	(113,630)	(144,814)
Proceeds from sale of loans held for sale	117,083	145,716
Increase in other investment	(442)	(101)
Increase in other assets	(18,326)	(5,735)
Increase (decrease) in other liabilities	5,236	(5,479)
Net cash provided by operating activities	46,679	33,064
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	245	2,910
Purchases of certificates of deposit investments	(245)	(980)
Proceeds from sales of securities available-for-sale	611	3,417
Proceeds from maturities of securities available-for-sale	182,803	292,091
Proceeds from maturities of securities held-to-maturity	—	15,000
Purchases of securities available-for-sale	(552,294)	(291,282)
Net (increase) decrease in loans	16,683	(539,867)
Purchases of premises and equipment	(2,367)	(2,688)
Proceeds from sales of other real property owned	8,602	1,777
Investment in banked owned life insurance	(30,000)	—
Net cash provided by acquisition	27,061	—
Net cash used in investing activities	(348,901)	(519,622)
Cash flows from financing activities:
Net increase in deposits	305,368	702,470
Decrease in federal funds purchased	—	(5,000)
Decrease in repurchase agreements	(57,046)	(37,764)
Proceeds from FHLB advances	5,000	19,000
Repayment of FHLB advances	(14,000)	(39,000)
Proceeds from short-term debt	—	5,000
Repayment of short-term debt	—	(5,000)
Proceeds from issuance of common stock	1,724	473
Direct expenses related to capital transactions	(144)	—
Dividends paid on common stock	(10,755)	(6,316)
Net cash provided by financing activities	230,147	633,863
Increase (decrease) in cash and cash equivalents	(72,075)	147,305
Cash and cash equivalents at beginning of period	417,281	85,080
Cash and cash equivalents at end of period	$345,206	$232,385

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,483	$13,022
Income taxes	14,306	18,624
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	237	214
Dividends reinvested in common stock	333	336
Net tax benefit related to option and deferred compensation plans	—	22
Fair value of assets acquired	$1,170,699
Consideration paid:
Cash paid	103,500
Common stock issued	44,191
Total consideration paid	147,691
Fair value of liabilities assumed	$1,023,008

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) formerly known as First Mid-Illinois Bancshares, Inc., and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. The Company’s wholly owned subsidiary, Providence Bank, was merged into First Mid Bank on May 15, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2021 and 2020, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2021 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021. The Company operates as a one-segment entity for financial reporting purposes. The 2020 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

It is anticipated that Delta’s wholly owned bank subsidiary, Jefferson Bank and Trust Company (“Jefferson Bank”), will be merged with and into First Mid Bank at a date following completion of the Merger. At the time of the bank merger, Jefferson Bank’s banking offices will become branches of First Mid Bank. As of September 30, 2021, Jefferson Bank had total consolidated assets of approximately $668 million, loans of approximately, $448 million and total deposits of approximately $511 million.

The Merger is anticipated to be completed in the fourth quarter of 2021 and is subject to the approval of the appropriate regulatory authorities and the shareholders of Delta. The shareholders of Delta voted in favor of the Merger on October 28, 2021.

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

2020 Loan Purchase

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $183,000,000. There were no loans purchased with deteriorated credit. First Mid Bank also assumed $60,000,000 of related customer deposits

2021 Loan Purchase

On September 10, 2021, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $208,000,000.  There were no loans purchased with deteriorated credit.  First Mid Bank also assumed $215,000,000 of related customer deposits and recorded a core deposit intangible asset of approximately $4,848,000 that is being amortized on an accelerated basis over ten years.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2021 and 2020, 8,439 shares and 11,037 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
September 30, 2021
Net unrealized gains on securities available-for-sale	$7,934
Tax expense	(2,301)
Balance at September 30, 2021	$5,633

December 31, 2020
Net unrealized gains on securities available-for-sale	$24,077
Tax expense	(6,982)
Balance at December 31, 2020	$17,095

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$11	$95	$88	$913	Securities gains, net
Tax effect	(3)	(28)	(26)	(265)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$8	$67	$62	$648	Net reclassified amount

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

The following table illustrates the impact of ASU 2016-13 adoption (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Assets:
Construction and land development	$1,033	$1,146	$(113)
Agricultural real estate	1,323	1,093	230
1-4 family residential properties	2,142	1,386	756
Commercial real estate	11,739	11,198	541
Agricultural	1,023	1,386	(363)
Commercial and industrial	9,428	9,273	155
Consumer	1,895	1,429	466
Allowance for credit losses for all loans	$28,583	$26,911	$1,672
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$69	$—	$69

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic net income per common share
Available to common stockholders:
Net income	$18,326,000	$11,565,000	$34,656,000	$31,701,000
Weighted average common shares outstanding	18,083,126	16,728,191	17,819,619	16,710,485
Basic earnings per common share	$1.01	$0.69	$1.94	$1.90

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$18,326,000	$11,565,000	$34,656,000	$31,701,000
Weighted average common shares outstanding	18,083,126	16,728,191	17,819,619	16,710,485
Dilutive potential common shares: restricted stock awarded	53,020	46,908	53,020	46,908
Diluted weighted average common shares outstanding	18,136,146	16,775,099	17,872,639	16,757,393
Diluted earnings per common share	$1.01	$0.69	$1.94	$1.89

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,162	$308	$(2,786)	$191,684
Obligations of states and political subdivisions	328,394	11,310	(960)	338,744
Mortgage-backed securities: GSE residential	783,400	6,300	(7,085)	782,615
Other securities	33,076	883	(36)	33,923
Total available-for-sale	$1,339,032	$18,801	$(10,867)	$1,346,966
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,004	$31	$—	$5,035
Other securities	2,022	—	—	2,022
Total held-to-maturity	$7,026	$31	$—	$7,057
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,067	$790	$(788)	$127,069
Obligations of states and political subdivisions	237,886	11,995	(37)	249,844
Mortgage-backed securities: GSE residential	479,470	12,038	(160)	491,348
Other securities	10,740	252	(13)	10,979
Total available-for-sale	$855,163	$25,075	$(998)	$879,240
Held-to-maturity:
U.S. Treasury securities and obligations of U.S government corporations and agencies	$5,016	$103	$—	$5,119

The Company also had $348,000 and $218,000 of equity securities, at fair value, as of September 30, 2021 and December 31, 2020, respectively. The Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of September 30, 2021, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months September 30,		Nine months September 30,
	2021	2020	2021	2020
Gross gains	$11	$116	$88	$934
Gross losses	—	(21)	—	(21)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2021 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$116,855	$63,561	$11,268	$—	$191,684
Obligations of state and political subdivisions	24,335	82,566	224,078	7,765	338,744
Mortgage-backed securities: GSE residential	17,950	410,157	354,508	—	782,615
Other securities	6,055	24,860	3,008	—	33,923
Total available-for-sale investments	$165,195	$581,144	$592,862	$7,765	$1,346,966
Weighted average yield	1.61%	1.95%	1.68%	2.43%	1.79%
Full tax-equivalent yield	1.78%	2.10%	1.94%	3.16%	2.00%
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,004	$—	$—	$—	$5,004
Other securities	—			2,022	2,022
Total held-to-maturity	$5,004	$—	$—	$2,022	$7,026
Weighted average yield	2.06%	—%	—%	—%	2.06%
Full tax-equivalent yield	2.06%	—%	—%	—%	2.06%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2021.

Investment securities carried at approximately $740 million and $531 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$145,432	$(2,435)	$9,649	$(351)	$155,081	$(2,786)
Obligations of states and political subdivisions	87,767	(960)	—	—	87,767	(960)
Mortgage-backed securities: GSE residential	508,332	(7,084)	93	(1)	508,425	(7,085)
Other securities	11,057	(36)	—	—	11,057	(36)
Total	$752,588	$(10,515)	$9,742	$(352)	$762,330	$(10,867)
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,211	$(788)	$—	$—	$59,211	$(788)
Obligations of states and political subdivisions	5,380	(37)	—	—	5,380	(37)
Mortgage-backed securities: GSE residential	57,609	(160)	2,377	—	59,986	(160)
Other securities	3,977	(13)	—	—	3,977	(13)
Total	$126,177	$(998)	$2,377	$—	$128,554	$(998)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2021 and December 31, 2020, there was one available-for-sale security with a fair value of $9,649,000 and unrealized losses of $351,000 in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At September 30, 2021, there were no obligations of states and political subdivisions in a continuous loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2021, there were eleven mortgage-backed securities with a fair value of $93,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2020 there were two mortgage-backed securities with a fair value of $2,377,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more.

Other securities.  At September 30, 2021, and December 31, 2020, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of September 30, 2021 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

A summary of loans at September 30, 2021 and December 31, 2020 follows (in thousands):

	September 30, 2021	December 31, 2020
Construction and land development	$179,792	$122,853
Agricultural real estate	278,432	254,662
1-4 family residential properties	412,320	325,480
Multifamily residential properties	306,966	189,265
Commercial real estate	1,583,583	1,176,290
Loans secured by real estate	2,761,093	2,068,550
Agricultural loans	126,473	137,333
Commercial and industrial loans	839,630	741,819
Consumer loans	80,779	78,023
All other loans	143,724	118,196
Total gross loans	3,951,699	3,143,921
Less: loans held for sale	1,897	1,924
	3,949,802	3,141,997
Less:
Net deferred loan fees, premiums and discounts	3,930	5,502
Allowance for credit losses	53,983	41,910
Net loans	$3,891,889	$3,094,585

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $16.5 million and $15.9 million at September 30, 2021 and December 31, 2020, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At September 30, 2021, the Company’s loan portfolio included $405.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $285.2 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $13.6 million from $391.7 million at December 31, 2020 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $23.0 million from $308.2 million at December 31, 2020. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $121.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $637.5 million of loans to lessors of non-residential buildings, and $509.8 million of loans to lessors of residential buildings and dwellings.

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

The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel operators, and loans to owners of multi-family residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x. Amortization periods for commercial real estate loans are generally limited to twenty or twenty five years, depending on the loan-to-value. The Company’s commercial real estate portfolio is below the thresholds that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

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

Agricultural Real Estate Loans. The average life of the agricultural real estate segment was determined to be thirty-six months. Historical losses in the segment remain very low. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There was a slight decrease to the qualitative factor for this segment.

1- 4 Family Residential Properties Loans. The average life of the 1-4 Family Residential segment was determined to be: Residential Real Estate-non-owner occupied, sixty months; Residential Real Estate-owner occupied, sixty months; Home Equity lines of credit, thirty months. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact has been offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank also offered short-term loan payment deferral to borrowers in this segment.  The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were decreased slightly.

Commercial Real Estate Loans. The average life of the commercial real estate segment was determined to be thirty-six months. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. First Mid Bank has implemented deferral programs for borrowers in this segment in order to ease the impact to these borrowers. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were decreased slightly.

Agricultural Loans. The average life of the agricultural segment was determined to be eighteen months. Losses in this segment are very low and it is believed that borrowers in this segment will benefit from current governmental programs such as PPP and MFP. Many farmers are holding grain from the 2019 operating season and should be able to take advantage of an increase in prices. The qualitative factor of this segment was decreased slightly.

Commercial and Industrial Loans. The average life of the commercial and industrial segment was determined to be twenty-four months. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants, and video gaming establishments. Some of this risk is offset by government relief programs as well as, First Mid Bank's payment deferral program. The qualitative factor for this segment was decreased slightly.

Consumer Loans. The average life of the consumer segment was determined to be thirty-six months. The financial status of many borrowers has been impacted by COVID-19 events including layoffs and reduced hours. Some of this impact has been offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits, however these benefits are now expiring. Additionally, First Mid Bank has offered a short-term payment deferral program. The qualitative factor for this segment was decreased slightly.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2021
Beginning balance	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597
Provision for credit loss expense	314	(408)	27	(52)	(90)	342	970	1,103
Loans charged off	—	—	45	55	—	1,600	376	2,076
Recoveries collected	—	—	108	23	—	24	204	359
Ending balance	$2,109	$1,257	$2,660	$25,580	$816	$18,608	$2,953	$53,983

Nine months ended September 30, 2021
Beginning balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	205	129	117	5,764	(711)	5,950	1,225	12,679
Loans charged off	23	—	241	535	—	1,686	1,008	3,493
Recoveries collected	—	—	134	45	1	64	569	813
Ending balance	$2,109	$1,257	$2,660	$25,580	$816	$18,608	$2,953	$53,983

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2020 and for the year ended December 31, 2020 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2020
Beginning balance (prior to adoption of ASC 326)	$2,358	$1,634	$2,486	$16,272	$1,323	$12,360	$1,948	$38,381
Provision for credit loss expense	(139)	32	(71)	2,463	(89)	1,352	335	3,883
Loans charged off	13	—	48	—	—	368	127	556
Recoveries collected	—	—	24	73	—	28	82	207
Ending balance	$2,206	$1,666	$2,391	$18,808	$1,234	$13,372	$2,238	$41,915

Nine months ended September 30, 2020
Beginning balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	1,186	343	335	7,542	211	5,453	430	15,500
Loans charged off	13	—	313	551	—	1,651	414	2,942
Recoveries collected	—	—	227	78	—	142	327	774
Ending balance	$2,206	$1,666	$2,391	$18,808	$1,234	$13,372	$2,238	$41,915

Twelve months ended December 31, 2020
Beginning balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2021 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$1,407	$—	$—	$1,407	$233
1-4 family residential properties	5,438	—	—	5,438	245
Multifamily residential properties	1,805	—	—	1,805	—
Commercial real estate	10,830	—	—	10,830	864
Loans secured by real estate	19,480	—	—	19,480	1,342
Commercial and industrial loans	—	2,146	1,067	3,213	1,190
Consumer loans	—	—	10	10	—
Other loans	—	24	—	24	—
Total loans	$19,480	$2,170	$1,077	$22,727	$2,532

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of September 30, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
September 30, 2021
Construction and land development loans
Pass	$33,540	$68,429	$26,623	$34,739	$3,841	$11,328	$—	$178,500
Special mention	112	—	—	—	—	—	—	112
Substandard	—	—	—	915	—	534	—	1,449
Total	$33,652	$68,429	$26,623	$35,654	$3,841	$11,862	$—	$180,061
Agricultural real estate loans
Pass	$62,342	$65,820	$30,303	$36,823	$13,095	$57,580	$—	$265,963
Special mention	825	259	4,184	417	388	6,010	—	12,083
Substandard	—	—	265	189	57	231	—	742
Total	$63,167	$66,079	$34,752	$37,429	$13,540	$63,821	$—	$278,788
1-4 family residential property loans
Pass	$73,424	$101,161	$36,828	$48,656	$33,013	$52,995	$42,664	$388,741
Special mention	80	149	1,952	505	2,628	1,054	56	6,424
Substandard	178	570	1,556	1,688	3,662	8,758	988	17,400
Total	$73,682	$101,880	$40,336	$50,849	$39,303	$62,807	$43,708	$412,565
Commercial real estate loans
Pass	$357,285	$445,335	$310,825	$180,042	$161,629	$376,631	$—	$1,831,747
Special mention	3,369	886	1,198	1,418	10,726	15,251	—	32,848
Substandard	2,380	736	6,525	1,811	4,716	9,403	—	25,571
Total	$363,034	$446,957	$318,548	$183,271	$177,071	$401,285	$—	$1,890,166
Agricultural loans
Pass	$75,148	$19,930	$5,582	$3,653	$1,074	$1,480	$—	$106,867
Special mention	15,568	436	2,957	155	160	65	—	19,341
Substandard	27	18	—	—	—	281	—	326
Total	$90,743	$20,384	$8,539	$3,808	$1,234	$1,826	$—	$126,534
Commercial and industrial loans
Pass	$152,729	$184,801	$166,553	$77,324	$3,402	$384,318	$—	$969,127
Special mention	844	542	1,725	568	416	1,155	—	5,250
Substandard	428	711	448	1,588	71	1,968	—	5,214
Total	$154,001	$186,054	$168,726	$79,480	$3,889	$387,441	$—	$979,591
Consumer loans
Pass	$20,854	$21,547	$27,317	$6,633	$2,640	$492	$—	$79,483
Special mention	21	78	55	10	—	—	—	164
Substandard	98	17	75	51	30	146	—	417
Total	$20,973	$21,642	$27,447	$6,694	$2,670	$638	$—	$80,064
Total loans
Pass	$775,322	$907,023	$604,031	$387,870	$218,694	$884,824	$42,664	$3,820,428
Special mention	20,819	2,350	12,071	3,073	14,318	23,535	56	76,222
Substandard	3,111	2,052	8,869	6,242	8,536	21,321	988	51,119
Total	$799,252	$911,425	$624,971	$397,185	$241,548	$929,680	$43,708	$3,947,769

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2020 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020
Construction and land development loans
Pass	$41,842	$40,989	$31,500	$2,760	$871	$3,822	$—	$121,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	517	—	50	—	695
Total	$41,842	$41,117	$31,500	$3,277	$871	$3,872	$—	$122,479
Agricultural real estate loans
Pass	$73,630	$34,412	$37,839	$16,138	$13,559	$58,291	$—	$233,869
Special mention	1,845	3,970	533	469	1,106	11,232	—	19,155
Substandard	—	—	800	208	64	245	—	1,317
Total	$75,475	$38,382	$39,172	$16,815	$14,729	$69,768	$—	$254,341
1-4 family residential property loans
Pass	$81,366	$29,695	$38,163	$23,086	$26,676	$62,942	$40,363	$302,291
Special mention	192	2,142	523	2,720	247	1,578	293	7,695
Substandard	296	695	1,915	1,859	1,996	7,516	1,499	15,776
Total	$81,854	$32,532	$40,601	$27,665	$28,919	$72,036	$42,155	$325,762
Commercial real estate loans
Pass	$368,750	$237,119	$171,591	$148,283	$143,400	$215,616	$—	$1,284,759
Special mention	2,469	1,300	6,108	11,262	6,741	16,947	—	44,827
Substandard	1,863	40	7,081	2,022	4,905	18,435	—	34,346
Total	$373,082	$238,459	$184,780	$161,567	$155,046	$250,998	$—	$1,363,932
Agricultural loans
Pass	$83,377	$15,680	$5,978	$1,838	$635	$2,856	$—	$110,364
Special mention	21,070	4,483	694	224	148	38	—	26,657
Substandard	68	238	25	—	—	—	—	331
Total	$104,515	$20,401	$6,697	$2,062	$783	$2,894	$—	$137,352
Commercial and industrial loans
Pass	$371,683	$132,148	$70,497	$78,890	$42,439	$114,904	$—	$810,561
Special mention	4,116	32,130	849	489	1,101	730	—	39,415
Substandard	889	2,360	532	1,689	136	969	—	6,575
Total	$376,688	$166,638	$71,878	$81,068	$43,676	$116,603	$—	$856,551
Consumer loans
Pass	$31,609	$21,384	$12,084	$8,279	$3,150	$1,022	$—	$77,528
Special mention	—	24	24	1	1	—	—	50
Substandard	15	16	111	95	67	120	—	424
Total	$31,624	$21,424	$12,219	$8,375	$3,218	$1,142	$—	$78,002
Total loans
Pass	$1,052,257	$511,427	$367,652	$279,274	$230,730	$459,453	$40,363	$2,941,156
Special mention	29,692	44,049	8,731	15,165	9,344	30,525	293	137,799
Substandard	3,131	3,477	10,464	6,390	7,168	27,335	1,499	59,464
Total	$1,085,080	$558,953	$386,847	$300,829	$247,242	$517,313	$42,155	$3,138,419

The following table presents the Company’s loan portfolio aging analysis at September 30, 2021 and December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2021
Construction and land development	$458	$9	$642	$1,109	$178,952	$180,061	$—
Agricultural real estate	23	—	94	117	278,671	278,788	—
1-4 family residential properties	2,205	865	4,313	7,383	405,182	412,565	—
Multifamily residential properties	—	35	544	579	306,332	306,911	—
Commercial real estate	1,920	1,154	3,354	6,428	1,576,827	1,583,255	—
Loans secured by real estate	4,606	2,063	8,947	15,616	2,745,964	2,761,580	—
Agricultural loans	735	152	588	1,475	125,059	126,534	—
Commercial and industrial loans	550	726	2,367	3,643	832,217	835,860	—
Consumer loans	387	122	136	645	79,419	80,064	—
All other loans	—	—	—	—	143,731	143,731	—
Total loans	$6,278	$3,063	$12,038	$21,379	$3,926,390	$3,947,769	$—
December 31, 2020
Construction and land development	$—	$—	$128	$128	$122,351	$122,479	$—
Agricultural real estate	1,198	34	—	1,232	253,109	254,341	—
1-4 family residential properties	1,121	1,105	2,033	4,259	321,503	325,762	—
Multifamily residential properties	—	—	—	—	189,632	189,632	—
Commercial real estate	2,618	341	794	3,753	1,170,547	1,174,300	—
Loans secured by real estate	4,937	1,480	2,955	9,372	2,057,142	2,066,514	—
Agricultural loans	43	—	236	279	137,073	137,352	—
Commercial and industrial loans	2,426	8	1,420	3,854	734,459	738,313	—
Consumer loans	145	50	149	344	77,658	78,002	—
All other loans	—	—	—	—	118,238	118,238	—
Total loans	$7,551	$1,538	$4,760	$13,849	$3,124,570	$3,138,419	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2021 and December 31, 2020 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	September 30, 2021		December 31, 2020
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$943	$943	$162	$162
Agricultural real estate	338	338	359	359
1-4 family residential properties	7,179	7,232	6,747	6,930
Multifamily residential properties	2,047	2,047	2,181	2,181
Commercial real estate	8,141	8,525	7,345	8,760
Loans secured by real estate	18,648	19,085	16,794	18,392
Agricultural loans	236	236	659	659
Commercial and industrial loans	1,886	3,891	3,677	4,372
Consumer loans	233	233	327	327
All other loans	—	—	—	—
Total loans	$21,003	$23,445	$21,457	$23,750

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $407,000 and $1,021,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2021 and December 31, 2020 was $7.7 million and $9.5 million, respectively. There was $834,000 and $1 million in specific reserves established with respect to these loans as of September 30, 2021 and December 31, 2020, respectively. As troubled debt restructurings, these loans are included in nonperforming loans. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2021 and December 31, 2020 (in thousands).

Troubled debt restructurings:	September 30, 2021	December 31, 2020
Construction and land development	$492	$—
Agricultural real estate	250	—
1-4 family residential properties	1,507	1,603
Commercial real estate	3,873	5,170
Loans secured by real estate	6,122	6,773
Agricultural loans	384	228
Commercial and industrial loans	1,059	2,389
Consumer loans	118	112
All other loans	24	—
Total	$7,707	$9,502
Performing troubled debt restructurings:
Agricultural real estate	$250	$—
1-4 family residential properties	887	1,268
Commercial real estate	2,572	3,045
Loans secured by real estate	3,709	4,313
Agricultural loans	156	—
Commercial and industrial loans	335	58
Consumer loans	54	2
All other loans	24	—
Total	$4,278	$4,373

The following table presents loans modified as TDRs during the nine months ended September 30, 2021, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	September 30, 2021			September 30, 2020
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
Construction and land development	1	$492	(c)	—	$—
Agricultural real estate	1	250	(b)	—	—
1-4 family residential properties	2	323	(b)(c)	—	—
Commercial real estate	1	681	(b)	1	296	(b)
Loans secured by real estate	5	1,746		1	296
Agricultural loans	1	156	(b)	2	88	(b)(c)
Commercial and industrial loans	6	287	(b)	4	2,328	(b)
Consumer loans	4	54	(b)	1	11	(b)
Other Loans	1	24	(b)	—	—
Total	17	$2,267		8	$2,723

Type of modifications:

(a)	Reduction of stated interest rate of loan
(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2021. There were no loans modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2020.

The balance of real estate owned includes $5,625,000 and $2,489,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2021 and December 31, 2020, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $550,000 and $713,000 at September 30, 2021 and December 31, 2020, respectively.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$115,613	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	39,344	23,181	32,355	20,910
Other intangibles	20,561	6,376	16,389	5,222
	$178,533	$36,332	$160,511	$32,907

During the second quarter of 2021, goodwill of  $1.4 million  was recorded for the acquisition of certain assets used by BBM & Associates Inc., in connection with its trucking insurance business. All of this goodwill was assigned to First Mid Insurance.

Goodwill of $9 million was provisionally recorded for the acquisition and merger of LINCO Bancshares, Inc. (“LINCO”) during the first quarter of 2021. All of this goodwill was assigned to the banking segment of the Company. This goodwill was subsequently adjusted to $5.4 million to reflect adjustments made to finalize the purchase accounting.

The following table provides a reconciliation of the purchase price paid for the acquisition of LINCO and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$12,248
Less purchase accounting adjustments:
Fair value of securities	$264
Fair value of loans, net	(2,818)
Fair value of other real estate owned	915
Fair value of premises and equipment	6,360
Fair value of time deposits	(2,081)
Fair value of FHLB advances	(975)
Core deposit intangible	2,025
Other assets	3,293
Other liabilities	(184)
		6,799
		$5,449

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2021, September 30, 2020 and December 31, 2020 (in thousands):

	September 30, 2021	September 30, 2020	December 31, 2020
Beginning balance	$516	$1,444	$1,444
Fair market value adjustment	474	(328)	(273)
Mortgage servicing rights amortized	(528)	(415)	(593)
Interest only strip	(7)	(40)	(62)
Ending balance	$455	$661	$516

Total amortization expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Core deposit intangibles	$809	$804	$2,247	$2,468
Customer list intangibles	432	326	1,154	979
Mortgage servicing rights	173	147	528	415
	$1,414	$1,277	$3,929	$3,862

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/21-9/30/21	$3,929
Estimated amortization expense:
For period 10/01/21-12/31/21	2,729
For year ended 12/31/22	5,119
For year ended 12/31/23	4,680
For year ended 12/31/24	4,292
For year ended 12/31/25	3,861
For year ended 12/31/26	3,091

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $149.9 million at September 30, 2021, a decrease of $57.0 million from $206.9 million at December 31, 2020. The decrease during the first nine months of 2021 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.13%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2021	December 31, 2020
US Treasury securities and obligations of U.S. government corporations and agencies	$56,324	$37,423
Mortgage-backed securities: GSE: residential	93,567	168,480
Miscellaneous	—	1,034
Total	$149,891	$206,937

FHLB borrowings, before net premiums of $700,000, were $111.9 million and $94 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 the advances were as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,684	$—	$191,684	$—
Obligations of states and political subdivisions	338,744	—	338,128	616
Mortgage-backed securities	782,615	—	782,615	—
Other securities	33,923	—	33,923	—
Total available-for-sale securities	1,346,966	—	1,346,350	616
Equity securities	348	348	—	—
Derivative assets: interest rate swaps	35	—	35	—
Total assets	$1,347,349	$348	$1,346,385	$616

Derivative liabilities: interest rate swaps	$899	$—	$899	$—

December 31, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,069	$—	$127,069	$—
Obligations of states and political subdivisions	249,844	—	249,050	794
Mortgage-backed securities	491,348	—	491,348	—
Other securities	10,979	—	10,979	—
Total available-for-sale securities	879,240	—	878,446	794
Equity securities	218	218	193	—
Derivative assets: interest rate swaps	1,399	—	1,399	—
Total assets	$880,857	$218	$880,038	$794

Derivative liabilities: interest rate swaps	$2,892	$—	$2,892	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$615	$792	$794	$973
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	1	1	3	4
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(181)	(184)
Ending balance	$616	$793	$616	$793
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2021 was $16,035,000 and a fair value of $13,682,000 resulting in specific loss exposures of $2,353,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2021 was $5,625,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,720,000.

Mortgage Servicing Rights. As of September 30, 2021, mortgage servicing rights had a carrying value of $570,000 and a fair value of $455,000 resulting in a valuation reserve of $115,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Collateral dependent loans	$13,682	$—	$—	$13,682
Foreclosed assets held for sale	1,720	—	—	1,720
Mortgage servicing rights	455	—	—	455
December 31, 2020
Collateral dependent loans	$14,876	$—	$—	$14,876
Foreclosed assets held for sale	290	—	—	290
Mortgage servicing rights	516	—	—	517

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2021.

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$13,682	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	1,720	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	455	Third party valuations	PSA standard prepayment model rate	230 - 438	281

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$14,876	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	290	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	517	Third party valuations	PSA standard prepayment model rate	242 - 441	384

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial assets
Cash and due from banks	$343,859	$343,859	$343,859	$—	$—
Federal funds sold	1,347	1,347	1,347	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	1,346,966	1,346,966	—	1,346,351	615
Held-to-maturity securities	7,026	7,057	2,022	5,035	—
Equity securities	348	348	348	—	—
Loans held for sale	1,897	1,897	—	1,897	—
Loans net of allowance for credit losses	3,891,889	3,830,149	—	—	3,830,149
Interest receivable	22,057	22,057	—	22,057	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,528	6,528	—	6,528	—
Financial liabilities
Deposits	$4,988,562	$4,991,225	$—	$4,347,567	$643,658
Securities sold under agreements to repurchase	149,891	149,896	—	149,896	—
Interest payable	2,569	2,569	—	2,569	—
Federal Home Loan Bank borrowings	112,641	113,205	—	113,205	—
Subordinated debt, net	94,363	94,363		94,363
Junior subordinated debentures, net	19,153	14,528	—	14,528	—

December 31, 2020
Financial assets
Cash and due from banks	$415,973	$415,973	$415,973	$—	$—
Federal funds sold	1,308	1,308	1,308	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	879,240	879,240	—	878,446	794
Held-to-maturity securities	5,016	5,119	—	5,119	—
Equity securities	218	218	218	—	—
Loans held for sale	1,924	1,924	—	1,924	—
Loans net of allowance for credit losses	3,094,585	3,056,344	—	—	3,056,344
Interest receivable	19,287	19,287	—	19,287	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial liabilities
Deposits	$3,692,784	$3,697,105	$—	$3,215,715	$481,390
Securities sold under agreements to repurchase	206,937	206,945	—	206,945	—
Interest payable	2,345	2,345	—	2,345	—
Federal Home Loan Bank borrowings	93,969	96,669	—	96,669	—
Subordinated debt, net	94,253	94,253	—	94,253	—
Junior subordinated debentures, net	19,027	14,604	—	14,604	—

Note 8 – Business Combinations

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Illinois corporation and wholly-owned subsidiary of the Company ("Eval Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Eval Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly-owned subsidiary of the Company (the "LINCO Merger"). The LINCO Merger closed on February 22, 2021.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 22, 2021 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $5.4 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired	Fair Value	As Recorded by
(In thousands)	Book Value	Adjustments	Providence Bank
Assets
Cash and due from banks	$130,561	$—	$130,561
Investment securities	119,234	264	119,498
Loans	838,377	(9,401)	828,976
Allowance for credit losses	(8,656)	6,583	(2,073)
Other real estate owned	8,435	915	9,350
Premises and equipment	23,440	6,360	29,800
Goodwill	20,503	(15,054)	5,449
Core deposit intangible	123	2,025	2,148
Right of use asset	—	794	794
Other assets	43,697	2,499	46,196
Total assets acquired	$1,175,714	$(5,015)	$1,170,699

Liabilities
Deposits	$988,329	$2,081	$990,410
Securities sold under agreements to repurchase	—	—	—
FHLB advances	26,941	975	27,916
Other borrowings	—	—	—
Lease liability	—	794	794
Other liabilities	4,498	(610)	3,888
Total liabilities assumed	1,019,768	3,240	1,023,008
Net assets acquired	$155,946	$(8,255)	$147,691

Consideration paid
Cash			$103,500
Common stock			44,191
			$147,691

The Company has recognized approximately $9.0 million, pre-tax, of acquisition costs for the LINCO acquisition. Of this amount, $8.5 million was recognized during the first nine months of 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $2.1 million and the assumed FHLB advances of $975,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $2.1 million, are being amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net interest income	$45,496	$43,717	$131,713	$127,341
Provision for loan losses	1,103	4,211	12,879	17,379
Non-interest income	16,359	15,439	53,504	48,214
Non-interest expense	36,321	36,100	124,133	113,461
Income before taxes	24,431	18,845	48,205	44,715
Income tax expense (benefit)	6,105	4,753	11,052	10,865
Net income (loss)	$18,326	$14,092	$37,153	$33,850

Earnings per share
Basic	$1.01	$0.78	$2.08	$1.88
Diluted	1.01	0.78	2.08	1.88

Basic weighted average shares o/s	18,083,126	17,990,437	17,819,619	17,972,731
Diluted weighted average shares o/s	18,136,146	18,037,345	17,872,639	18,019,639

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2021, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

	September 30, 2021	September 30, 2020	December 31, 2020
Operating lease right-of-use assets	$16,120	$16,703	$17,209
Operating lease liabilities	16,315	16,817	17,351
Weighted-average remaining lease term (in years)	6.7	6.5	7.3
Weighted-average discount rate	2.64%	2.81%	2.85%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$720
2022	2,679
2023	2,356
2024	1,945
2025	1,632
Thereafter	9,193
Total lease payments	18,525
Less imputed interest	(2,210)
Total lease liability	$16,315

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$604	$762	$2,052	$2,207
Short-term lease cost	11	14	96	42
Variable lease cost	373	180	622	376
Total lease cost	988	956	2,770	2,625
Income from subleases	(132)	(185)	(452)	(577)
Net lease cost	$856	$771	$2,318	$2,048

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2021	September 30, 2020
Operating cash flows from operating leases	$2,161	$2,092

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2021
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.6 years	$14,057	$(899)

December 31, 2020
Fair value hedges:
Interest rate swap agreements	Other liabilities	8.3 years	$14,334	$(2,892)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Derivatives	2021	2020	2021	2020
Interest rate swap agreements	Interest income on loans	$(38)	$38	$(629)	$(1,218)

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2021	2020	2021	2020
Interest rate swap agreements	Interest income on loans	$38	$(38)	$629	$1,218

As of September 30, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$13,192	$864

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2021  (dollars in thousands):

September 30, 2021	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	6.3	$41,333	$35
Interest rate swap agreements	Other liabilities	6.3	41,333	(35)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of September 30, 2021, a total of $7.2 million was deferred through these programs. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two to five-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Company has outstanding 544 PPP loans totaling $59.4 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

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

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through September 30, 2021, were $35.2 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.1 billion of total available capacity as of September 30, 2021.

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

Net income was $34,656,000 and $31,701,000 for the nine months ended September 30, 2021 and 2020, respectively. Diluted net income per common share was $1.94 and $1.89 for the nine months ended September 30, 2021 and 2020.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2021 and 2020, compared to the performance ratios for the year ended December 31, 2020:

	Nine months ended		Year ended
	September 30, 2021	September 30, 2020	December 31, 2020
Return on average assets	0.82%	1.01%	1.05%
Return on average common equity	7.58%	7.76%	8.24%
Average equity to average assets	10.83%	12.96%	12.76%

Total assets were $6.0 billion at September 30, 2021, compared to $4.7 billion as of December 31, 2020. From December 31, 2020 to September 30, 2021, cash and interest-bearing deposits decreased $72.1 million, net loan balances increased $797.3 million and investment securities increased $469.9 million. Net loan balances were $3.89 billion at September 30, 2021 compared to $3.09 billion at December 31, 2020. The increases were primarily due to the acquisition of Providence Bank during the first quarter of 2021 and loans purchased during the third quarter of 2021.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.25% for the nine months ended September 30, 2021, down from 3.30% for the same period in 2020. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $125.0 million compared to net interest income of $94.0 million for the same period in 2020. The increase in net interest income was primarily due to the acquisition of Providence Bank during the first quarter of 2021.

Total non-interest income of $52.4 million increased $8.4 million or 19.1% from $44.0 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, and income from Providence Bank.

Total non-interest expense of $119.9 million increased $39.2 million or 48.5% from $80.8 million for the same period last year. The increase was primarily due to costs related to the acquisition of LINCO during the first quarter of 2021, and expenses from Providence Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2021 versus 2020
	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net interest income	$12,979	$31,035
Provision for loan losses	2,780	2,821
Other income, including securities transactions	2,781	8,419
Other expenses	(9,394)	(39,178)
Income taxes	(2,385)	(142)
Decrease in net income	$6,761	$2,955

Credit quality is an area of importance to the Company. Total nonperforming loans were $27.7 million at September 30, 2021, compared to $22.4 million at September 30, 2020 and $28.1 million at December 31, 2020. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $5.6 million at September 30, 2021 compared to $2.3 million at September 30, 2020 and $2.5 million at December 31, 2020. The increases in nonperforming loans and repossessed assets were due to the acquisition of Providence Bank.

The Company’s provision for loan losses for the nine months ended September 30, 2021 and 2020 was $12,679,000 and $15,500,000, respectively. This provision expense during the first nine months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank compared to the same period in 2020 which included adoption of ASC 2016-13. Total loans past due 30 days or more were 0.54% of loans at September 30, 2021 compared to 0.55% at September 30, 2020, and 0.44% of loans at December 31, 2020. The increase in this ratio was primarily due to the increase in loan balances 30-59 days past due. Loans secured by both commercial and residential real estate comprised approximately 70.2% of the loan portfolio as of September 30, 2021 and 65.8% as of December 31, 2020

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2021 and 2020 and December 31, 2020 was 12.53%, 14.52% and 14.63%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2021 and 2020, and December 31, 2020 was 15.87%, 15.73% and 18.82%, respectively. The decrease in Tier 1 capital to risk weighted assets ratio from December 31, 2020 was primarily due to the acquisition of LINCO and dividends paid to shareholders, offset by net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2021 and 2020, were $1,034 million and $659 million, respectively.

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

The Company expensed $1,198,000 and $851,000 for the assessment during the first nine months of 2021 and 2020, respectively. The increase in 2021 expense was due to a remaining small bank credit utilized during the first quarter of 2020 and growth in deposit balances.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2021 and 2020 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,876,000 and $1,623,000 for 2021 and 2020, respectively were 3.21% and 3.24% at September 30, 2021 and 2020, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2021 and 2020 in the following table (dollars in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$277,844	$122	0.17%	$147,930	$52	0.14%
Federal funds sold	1,341	—	—%	1,291	1	—%
Certificates of deposit	2,453	13	2.10%	3,188	17	2.25%
Investment securities:
Taxable	976,817	3,961	1.62%	542,821	2,639	1.94%
Tax-exempt (1)	312,796	2,373	3.03%	208,937	1,818	3.48%
Loans net of unearned income (TE) (2)	3,824,988	43,463	4.51%	3,209,679	32,335	4.01%
Total earning assets	5,396,239	49,932	3.67%	4,113,846	36,862	3.56%
Cash and due from banks	100,475			89,108
Premises and equipment	82,057			58,905
Other assets	344,014			256,464
Allowance for loan losses	(55,373)			(40,051)
Total assets	$5,867,412			$4,478,272
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,336,601	$1,177	0.20%	$1,753,148	$1,043	0.24%
Savings deposits	606,129	111	0.07%	481,128	102	0.08%
Time deposits	673,833	946	0.56%	525,266	2,023	1.53%
Total interest-bearing deposits	3,616,563	2,234	0.25%	2,759,542	3,168	0.46%
Securities sold under agreements to repurchase	160,686	52	0.13%	183,720	68	0.15%
FHLB advances	112,715	359	1.26%	98,510	395	1.60%
Federal funds purchased	—	—	—%	—	—	—%
Subordinated Debt	94,338	985	4.14%
Junior subordinated debt	19,125	137	2.84%	18,957	147	3.08%
Other debt	—	—	—%	—	—	—%
Total borrowings	386,864	1,533	1.57%	301,187	610	0.81%
Total interest-bearing liabilities	4,003,427	3,767	0.37%	3,060,729	3,778	0.49%
Non interest-bearing demand deposits	1,179,915		0.29%	813,404		0.39%
Other liabilities	56,107			47,350
Stockholders' equity	627,963			556,789
Total liabilities and equity	$5,867,412			$4,478,272
Net interest income		$46,165			$33,084
Net interest spread			3.30%			3.07%
Impact of non interest-bearing funds			0.08%			0.10%
TE net yield on interest-bearing assets			3.38%			3.17%

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$299,360	$283	0.13%	$108,094	$199	0.24%
Federal funds sold	1,329	—	0	1,096	3	0
Certificates of deposit	2,612	42	2.16%	4,132	69	2.25%
Investment securities:
Taxable	877,306	11,256	1.71%	533,858	8,729	2.18%
Tax-exempt (1)	277,379	6,532	3.14%	186,279	5,078	3.63%
Loans net of unearned income (TE) (2)	3,726,531	120,477	4.32%	3,003,488	94,116	4.19%
Total earning assets	5,184,517	138,590	3.57%	3,836,947	108,194	3.77%
Cash and due from banks	92,180			87,515
Premises and equipment	79,328			59,178
Other assets	327,463			254,197
Allowance for loan losses	(52,619)			(35,435)
Total assets	$5,630,869			$4,202,402
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,130,511	$3,090	0.19%	$1,494,883	$2,832	0.25%
Savings deposits	608,844	370	0.08%	460,705	319	0.09%
Time deposits	695,536	3,520	0.68%	545,530	6,983	1.71%
Total interest-bearing deposits	3,434,891	6,980	0.27%	2,501,118	10,134	0.54%
Securities sold under agreements to repurchase	178,647	179	0.13%	229,241	420	0.24%
FHLB advances	109,178	1,178	1.44%	110,962	1,480	1.78%
Federal funds purchased	—	—	—%	701	10	0
Subordinated debt	94,302	2,954	4.19%	—	—	0.00%
Junior subordinated debentures	19,084	416	2.91%	18,915	539	3.81%
Other debt	—	—	—%	876	16	0
Total borrowings	401,211	4,727	1.58%	360,695	2,465	0.91%
Total interest-bearing liabilities	3,836,102	11,707	0.41%	2,861,813	12,599	0.59%
Non interest-bearing demand deposits	1,126,464		0.32%	747,350		0.47%
Other liabilities	58,440			48,462
Stockholders' equity	609,863			544,777
Total liabilities and equity	$5,630,869			$4,202,402
Net interest income		$126,883			$95,595
Net interest spread			3.16%			3.18%
Impact of non interest-bearing funds			0.09%			0.12%
TE net yield on interest-earning assets			3.25%			3.30%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2021, compared to the same period in 2020 (in thousands):

	Three months ended September 30, 2021 compared to 2020 Increase / (Decrease)			Nine months ended September 30, 2021 compared to 2020 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$70	$56	$14	$84	$270	$(186)
Federal funds sold	(1)	—	(1)	(3)	1	(4)
Certificates of deposit investments	(4)	(4)	—	(27)	(25)	(2)
Investment securities:
Taxable	1,322	3,976	(2,654)	2,527	5,651	(3,124)
Tax-exempt (2)	555	812	(257)	1,454	2,219	(765)
Loans (2) (3)	11,128	6,743	4,385	26,361	23,351	3,010
Total interest income	$13,070	$11,583	$1,487	$30,396	$31,467	$(1,071)
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$134	$1,024	$(890)	$258	$1,312	$(1,054)
Savings deposits	9	71	(62)	51	106	(55)
Time deposits	(1,077)	2,811	(3,888)	(3,463)	2,437	(5,900)
Securities sold under agreements to repurchase	(16)	(8)	(8)	(241)	(78)	(163)
FHLB advances	(36)	256	(292)	(302)	(24)	(278)
Federal funds purchased	—	—	—	(10)	(5)	(5)
Subordinated debt	985	985	—	2,954	2,954	—
Junior subordinated debentures	(10)	8	(18)	(123)	7	(130)
Other debt	—	—	—	(16)	(8)	(8)
Total interest expense	(11)	5,147	(5,158)	(892)	6,701	(7,593)
Net interest income	$13,081	$6,436	$6,645	$31,288	$24,766	$6,522

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $31.3 million, or 32.7%, to $126.9 million for the nine months ended September 30, 2021, from $95.6 million for the same period in 2020. Net interest income increased primarily due to the acquisition of Providence Bank during the first quarter of 2021. The net interest margin decreased primarily due to a lower interest rates on loans and investments.

For the nine months ended September 30, 2021, average earning assets increased $1.3 billion, or 35.1%, and average interest-bearing liabilities increased $974.3 million or 34.0% compared with average balances for the same period in 2020.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions increased $191.3 million or 176.9%.
•	Average federal funds sold increased $0.2 million or 21.3%.
•	Average certificates of deposits investments decreased $1.5 million or 36.8%.
•	Average loans increased by $723.0 million or 24.1%.
•	Average securities increased by $434.5 million or 60.3%.
•	Average interest-bearing customer deposits increased by $933.8 million or 37.3%.
•	Average securities sold under agreements to repurchase decreased by $50.6 million or 22.1%.
•	Average borrowings and other debt increased by $91.1 million or 69.3%.

•Net interest margin decreased to 3.25% for the first nine months of 2021 from 3.30% for the first nine months of 2020.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2021 and 2020 was $12.7 million and $15.5 million, respectively. The provision expense during the first nine months of 2021included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank compared to the same period in 2020 when ASC 2016-13 was adopted. Net charge-offs were $2.68 million for the nine months ended September 30, 2021, compared to net charge offs of $2.2 million for September 30, 2020. Nonperforming loans were $27.7 million and $22.4 million as of September 30, 2021 and 2020, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months September 30, 2021				Nine months September 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Wealth management revenues	$4,204	$3,468	$736	21.2%	$14,146	$10,921	$3,225	29.5%
Insurance commissions	3,932	3,291	641	19.5%	14,777	14,000	777	5.6%
Service charges	1,838	1,446	392	27.1%	4,741	4,335	406	9.4%
Security gains, net	11	95	(84)	-88.4%	88	913	(825)	-90.4%
Mortgage banking revenue, net	1,477	1,661	(184)	-11.1%	4,577	3,205	1,372	42.8%
ATM / debit card revenue	3,060	2,367	693	29.3%	8,900	6,593	2,307	35.0%
Bank owned life insurance	813	434	379	87.3%	2,211	1,293	918	71.0%
Other	1,024	816	208	25.5%	2,952	2,713	239	8.8%
Total other income	$16,359	$13,578	$2,781	20.5%	$52,392	$43,973	$8,419	19.1%

Following are explanations of the changes in these other income categories for the three months ended September 30, 2021 compared to the same period in 2020:

•	Wealth management revenues increased due to increases across all lines of business within Wealth Management.
•

Insurance commissions increased primarily due to an increase in commission and fee income for the period, offset by a decline in contingency income during the first quarter of 2021 compared to the same period last year.

•	Fees from service charges increased during the first nine months of 2021 primarily due to an increase in overdraft fees and transaction account service charges.
•	Gains from the sale of securities during the third quarter of 2021 and 2020 were $11,000 and $95,000, respectively.
•	The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•	$42.2 million (representing 286 loans) for the three months ended September 30, 2021.
•	$55.9 million (representing 375 loans) for the three months ended September 30, 2020.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Providence Bank.
•

Bank owned life insurance income increased approximately $379,000 during the third quarter of 2021 compared to the same period in 2020, due to $30 million of additional insurance purchased during the first quarter and $30.3 million added through the acquisition of Providence Bank.

•

Other income increased primarily due to increases in loan and bank card fees from the acquisition of Providence Bank offset by waived fees and a swap upfront fee received in 2020 that did not recur in 2021.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months September 30,				Nine months September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$21,092	$15,346	$5,746	37.4%	$69,487	$47,301	$22,186	46.9%
Net occupancy and equipment expense	5,382	4,363	1,019	23.4%	15,834	12,746	3,088	24.2%
Net other real estate owned expense	1,507	110	1,397	1270.0%	3,551	62	3,489	5627.4%
FDIC insurance	268	469	(201)	-42.9%	1,198	851	347	40.8%
Amortization of intangible assets	1,414	1,277	137	10.7%	3,929	3,862	67	1.7%
Stationery and supplies	299	262	37	14.1%	850	805	45	5.6%
Legal and professional	1,878	1,320	558	42.3%	4,919	4,207	712	16.9%
Marketing and donations	679	387	292	75.5%	1,688	1,182	506	42.8%
ATM/debit card expense	618	730	(112)	-15.3%	2,530	1,609	921	57.2%
Other operating expenses	3,184	2,663	521	19.6%	15,948	8,131	7,817	96.1%
Total other expense	$36,321	$26,927	$9,394	34.9%	$119,934	$80,756	$39,178	48.5%

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2021 compared to the same period in 2020:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Providence Bank during the first quarter of 2021. There were 960 and 816 full-time equivalent employees at September 30, 2021 and 2020, respectively.

•

The increase in occupancy and equipment expense was due to increases in depreciation and other property related expenses from the acquisition of Providence Bank and increases in data processing expense.

•

The increase in net other real estate owned expense was primarily due to properties acquired with the acquisition of Providence Bank that were sold at prices lower than recorded book value and properties from branch operations closed during 2021 that were moved to ORE and subsequently written down.

•

Expense for amortization of intangible assets increased due to increases in amortization expense for core deposit intangibles and customer list intangibles for the nine months ended September 30, 2021 compared to 2020, resulting from additional intangibles following acquisitions.

•	The increase in other operating expenses was primarily due to an increase in costs to acquire LINCO and additional expenses from the operation of Providence Bank.
•	On a net basis, all other categories of operating expenses increased slightly during the period compared to last year primarily due to the operation of Providence Bank.

Income Taxes

Total income tax expense amounted to $10,130,300 (22.6% effective tax rate) for the nine months ended September 30, 2021, compared to $10.0 million (24.0% effective tax rate) for the same period in 2020. The decline in effective rate is primarily resulting from an increase in tax exempt income and an increase in significant non-recurring costs.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2021 and December 31, 2020 (dollars in thousands)

	September 30, 2021		December 31, 2020
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,166	1.23%	$132,083	1.25%
Obligations of states and political subdivisions	328,394	2.47%	237,886	2.72%
Mortgage-backed securities: GSE residential	783,400	1.55%	479,470	1.92%
Other securities	35,098	4.21%	10,740	5.22%
Total securities	$1,346,058	1.79%	$860,179	2.08%

At September 30, 2021, the Company’s investment portfolio increased by $485.9 million from December 31, 2020 primarily due to securities added with the acquisition of Providence Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of September 30, 2021 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2021 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,162	$191,684	$29,141	$161,808	$—	$—	$—	$735
Obligations of state and political subdivisions	328,394	338,744	37,587	246,442	53,554	—	—	1,161
Mortgage-backed securities (2)	783,400	782,615	1,057	—	—	—	—	781,558
Other securities	33,076	33,923	—	—	—	1,006	—	32,917
Total available-for-sale	$1,339,032	$1,346,966	$67,785	$408,250	$53,554	$1,006	$—	$816,371
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,004	$5,035	$—	$5,035	$—	$—	$—	$—
Other securities	2,022	2,022						2,022
Total held-to-maturity	$7,026	$7,057	$—	$5,035	$—	$—	$—	$2,022
Equity securities:
Federal Agricultural Mtg Corp	$84	$348	$—	$—	$—	$—	$—	$348

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$180,061	4.6%	$122,479	3.9%
Agricultural real estate	278,788	7.1%	254,341	8.1%
1-4 family residential properties	412,565	10.5%	325,762	10.4%
Multifamily residential properties	306,911	7.8%	189,632	6.0%
Commercial real estate	1,583,255	40.1%	1,174,300	37.4%
Loans secured by real estate	2,761,580	70.0%	2,066,514	65.8%
Agricultural loans	126,534	3.2%	137,352	4.4%
Commercial and industrial loans	835,860	21.2%	738,313	23.5%
Consumer loans	80,064	2.0%	78,002	2.5%
All other loans	143,731	3.6%	118,238	3.8%
Total loans	$3,947,769	100.0%	$3,138,419	100.0%

Loan balances increased $809.4 million, or 25.8%. The increase included approximately $838 million of loans acquired from Providence Bank and $208 million of acquired loans in the St. Louis market. The increase was offset by payoffs and PPP forgiveness. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.9 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

Loans are geographically dispersed in central and southern Illinois, the St. Louis Metro area and central Missouri, and Texas. While these regions have experienced some economic stress during 2021 and 2020, the Company does not consider these locations high risk areas since these regions have not experienced the significant changes in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2021 and December 31, 2020, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2021		December 31, 2020
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$285,212	7.22%	$308,202	9.82%
Lessors of non-residential buildings	637,523	16.15%	420,175	13.39%
Lessors of residential buildings and dwellings	509,772	12.91%	313,268	9.98%
Other gambling industries	57,996	1.47%	119,549	3.81%
Hotels and motels	121,188	3.07%	124,755	3.98%

The concentration of other gambling industries was less than 25% of total risk-based capital as of September 30, 2021 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk- based capital.

The following table presents the balance of loans outstanding as of September 30, 2021, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$44,992	$70,963	$64,106	$180,061
Agricultural real estate	20,905	117,203	140,680	278,788
1-4 family residential properties	22,423	96,631	293,511	412,565
Multifamily residential properties	36,891	181,575	88,445	306,911
Commercial real estate	159,181	692,368	731,706	1,583,255
Loans secured by real estate	284,392	1,158,740	1,318,448	2,761,580
Agricultural loans	101,822	21,912	2,800	126,534
Commercial and industrial loans	311,674	330,224	193,962	835,860
Consumer loans	11,740	56,439	11,885	80,064
All other loans	46,307	24,777	72,647	143,731
Total loans	$755,935	$1,592,092	$1,599,742	$3,947,769

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of September 30, 2021, loans with maturities over one year consisted of approximately $2.7 billion in fixed rate loans and approximately $509 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Nonaccrual loans	$23,445	$23,750
Restructured loans which are performing in accordance with revised terms	4,278	4,373
Total nonperforming loans	27,723	28,123
Repossessed assets	5,636	2,493
Total nonperforming loans and repossessed assets	$33,359	$30,616
Nonperforming loans to loans, before allowance for loan losses	0.70%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.85%	0.98%

The $305,000 decrease in nonaccrual loans during 2021 resulted from the net of $6,351,000 of loans put on nonaccrual status offset by $4,095,000 of loans becoming current or paid-off, $234,000 of loans transferred to other real estate and $2,327,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$943	4.0%	$162	0.7%
Agricultural real estate	338	1.4%	359	1.5%
1-4 family residential properties	7,232	30.8%	6,930	29.2%
Multifamily residential properties	2,047	8.7%	2,181	9.2%
Commercial real estate	8,525	36.4%	8,760	36.9%
Loans secured by real estate	19,085	81.4%	18,392	77.4%
Agricultural loans	236	1.0%	659	2.8%
Commercial and industrial loans	3,891	16.6%	4,372	18.4%
Consumer loans	233	1.0%	327	1.4%
Total loans	$23,445	100.0%	$23,750	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $407,000 and $1,021,000 for the nine months ended September 30, 2021 and 2020, respectively.

The $3,143,000 increase in repossessed assets during the first nine months of 2021 resulted from $4,258,000 of additional assets repossessed and $8,060,000 of repossessed assets sold, write downs of seven assets of $423,000, assets added from the acquisition of Providence Bank of approximately $10.9 million, and approximately $3,523,000 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$3,381	60.0%	$1,436	57.6%
1-4 family residential properties	—	0.0%	71	2.8%
Commercial real estate	2,244	39.8%	982	39.4%
Total real estate	5,625	99.8%	2,489	99.8%
Consumer loans	11	0.2%	4	0.2%
Total repossessed collateral	$5,636	100.0%	$2,493	100.0%

Repossessed assets sold during the first nine months of 2021 resulted in net losses of $575,000, of which $576,000 of net losses was related to real estate asset sales and $1,000 of net gains was related to other repossessed assets. Additionally, $2,778,000 of losses were recognized due to write downs of assets. Repossessed assets sold during the same period in 2020 resulted in net gains of $427,000, of which $451,000 of net losses was related to real estate asset sales and $24,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2021, the Company’s loan portfolio included $405.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $285.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $13.6 million from $391.7 million at December 31, 2020 while loans concentrated in other grain farming decreased $23.0 million from $308.2 million at December 31, 2020. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $121.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $637.5 million of loans to lessors of non-residential buildings, $509.8 million of loans to lessors of residential buildings and dwellings, and $58.0 million of loans to other gambling industries.

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

Analysis of the allowance for credit losses as of September 30, 2021 and 2020, and of changes in the allowance for the three and nine months ended September 30, 2021 and 2020, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average loans outstanding, net of unearned income	$3,873,035	$3,209,679	$3,726,531	$3,003,488
Allowance-prior year end of period	54,597	38,381	41,910	26,911
Adjustment for adoption of ASU 2013-16	—	—	—	1,672
Allowance - beginning of period	54,597	38,381	41,910	28,583
Initial allowance on loans purchased with credit deterioration	—	—	2,074	—
Charge-offs:
Construction and land development	—	13	23	13
1-4 family residential	45	48	241	313
Commercial real estate	55	—	535	551
Agricultural	—	—	—	—
Commercial and industrial	1,600	368	1,686	1,651
Consumer	376	127	1,008	414
Total charge-offs	2,076	556	3,493	2,942
Recoveries:
1-4 family residential	108	24	134	226
Commercial real estate	23	73	45	78
Agricultural	—	—	1	—
Commercial and industrial	24	28	64	143
Consumer	204	82	569	327
Total recoveries	359	207	813	774
Net charge-offs (recoveries)	1,717	349	2,680	2,168
Provision for loan losses	1,103	3,883	12,679	15,500
Allowance-end of period	$53,983	$41,915	$53,983	$41,915
Ratio of annualized net charge-offs to average loans	0.18%	0.04%	0.10%	0.10%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.37%	1.30%	1.37%	1.30%
Ratio of allowance for credit losses to nonperforming loans	195%	187%	195%	187%

Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.39% as of September 30, 2021. The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to the increase in the allowance for credit losses and a decline in nonperforming loans at September 30, 2021 compared to September 30, 2020. The increase in allowance for credit losses is primarily due to the day one provision required to be recorded in the acquisition of loans with Providence Bank.

During the first nine months of 2021, the Company had net charge-offs of $2,680,000 compared to net charge-offs of $2,168,000 in 2020. During the first nine months of 2021, there was a significant charge-off of one commercial real estate loans of one borrower totaling $480,000 and one commercial loan of one borrower totaling $1,572,000. During the first nine months of 2020, there were significant charge-offs of four commercial real estate loans to three borrowers totaling $482,000 and seven commercial loans to a single borrower totaling $1.4 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020 (dollars in thousands):

	Nine months ended September 30, 2021		Nine months ended September 30, 2020		Year ended December 31, 2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,126,464	—%	$747,350	—%	$777,435	—%
Interest-bearing	2,130,511	0.19%	1,494,883	0.25%	1,557,264	0.24%
Savings	608,844	0.08%	460,705	0.09%	469,276	0.09%
Time deposits	695,536	0.68%	545,530	1.71%	531,834	1.61%
Total average deposits	$4,561,355	0.21%	$3,248,468	0.42%	$3,335,809	0.38%

During the first nine months of 2021, the average balance of deposits increased by $1.2 billion from the average balance for the year ended December 31, 2020. Average non-interest-bearing deposits increased by $349.0 million, average interest-bearing balances increased by $573.2 million, savings account balances increased $139.6 million and balances of time deposits increased $163.7 million. These increases were primarily due to deposits added in the acquisition of Providence Bank and deposits assumed related to loans purchased during the third quarter of 2021.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020 (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Year ended December 31, 2020
High month-end balances of total deposits	$4,988,562	$3,619,836	$3,692,784
Low month-end balances of total deposits	3,725,741	2,873,260	2,873,260

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
3 months or less	$112,413	$72,945
Over 3 through 6 months	78,600	49,710
Over 6 through 12 months	86,813	88,682
Over 12 months	78,280	72,070
Total	$356,106	$283,407

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2021 and December 31, 2020 is presented below (dollars in thousands):

	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$149,891	$206,937
Federal Home Loan Bank advances:
Fixed term – due in one year or less	30,180	18,984
Fixed term – due after one year	82,461	74,985
Other borrowings:
Fed funds	—	—
Subordinated debt	94,363	94,253
Junior subordinated debentures	19,153	19,027
Total	$376,048	$414,186
Average interest rate at end of period	1.60%	0.81%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$212,503	$350,288
Federal Home Loan Bank advances:
FHLB – overnight	—	—
Fixed term – due in one year or less	30,180	66,000
Fixed term – due after one year	97,877	74,895
Other borrowings:
Federal funds purchased	—	8,000
Debt due in one year or less	—	5,000
Debt due after one year	—	—
Subordinated debt	94,363	94,256
Junior subordinated debentures	19,153	19,027

Averages for the period (YTD):
Securities sold under agreements to repurchase	$178,647	$219,298
Federal Home Loan Bank advances:
FHLB – overnight	—	1,831
Fixed term – due in one year or less	22,176	24,858
Fixed term – due after one year	87,002	79,999
Other borrowings:
Federal funds purchased	—	525
Loans due in one year or less	—	656
Loans due after one year	—	—
Subordinated debt	94,302	22,403
Junior subordinated debentures	19,084	18,936
Total	$401,211	$370,338
Average interest rate during the period	1.57%	1.07%

Securities sold under agreements to repurchase decreased $57.0 million during the first nine months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2021 the fixed term advances, before net premiums of $700,000, consisted of $111.9 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of September 30, 2021. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2021 and 2020, and December 31, 2020.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 1.18% and 1.82% at September 30, 2021 and December 31, 2020, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (1.97% and 2.07% at September 30, 2021 and December 31, 2020, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.82% and 2.44% at September 30, 2021 and December 31, 2020, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2021 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$237,395	$—	$—	$—	$—	$—	$237,395	$237,395
Certificates of deposit investments	1,715	980	—	—	—	—	2,695	2,695
Taxable investment securities	204,358	176,757	196,061	91,053	65,009	287,663	1,020,901	1,020,932
Nontaxable investment securities	34,967	16,091	11,548	18,389	27,194	225,250	333,439	333,439
Loans	1,629,579	505,704	464,265	548,113	532,970	267,138	3,947,769	3,886,029
Total	$2,108,014	$699,532	$671,874	$657,555	$625,173	$780,051	$5,542,199	$5,480,490
Interest-bearing liabilities:
Savings and NOW accounts	$515,836	$176,508	$176,508	$176,508	$176,508	$806,897	$2,028,765	$2,028,765
Money market accounts	767,934	43,165	43,165	43,165	43,165	135,258	1,075,852	1,075,852
Other time deposits	487,827	92,046	26,824	15,546	18,687	65	640,995	643,658
Short-term borrowings/debt	149,891	—	—	—	—	—	149,891	149,896
Long-term borrowings/debt	49,333	20,158	—	15,000	101,666	40,000	226,157	222,096
Total	$1,970,821	$331,877	$246,497	$250,219	$340,026	$982,220	$4,121,660	$4,120,267
Rate sensitive assets – rate sensitive liabilities	$137,193	$367,655	$425,377	$407,336	$285,147	$(202,169)	$1,420,539
Cumulative GAP	137,193	504,848	930,225	1,337,561	1,622,708	1,420,539
Cumulative amounts as % of total Rate sensitive assets	2.5%	6.6%	7.7%	7.3%	5.1%	-3.6%
Cumulative Ratio	2.5%	9.1%	16.8%	24.1%	29.3%	25.6%

The static GAP analysis shows that at September 30, 2021, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2021, the Company’s stockholders' equity increased $59.0 million or 10.4%, to $627 million from $568 million as of December 31, 2020. During the first nine months of 2021, net income contributed $34.7 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $11.5 million, net of tax. Dividends of $11.1 million were paid during the first nine months of 2021. The acquisition of LINCO also increase stockholders’ equity $44.2 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2021 and December 31, 2020, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital (to risk-weighted assets)
Company	$658,240	15.87%	$435,549	> 10.50%	N/A	N/A
First Mid Bank	612,903	14.82	434,177	> 10.50	$413,502	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	519,929	12.53	352,587	> 8.50	N/A	N/A
First Mid Bank	568,955	13.76	351,477	> 8.50	330,802	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	500,776	12.07	290,366	> 7.00	N/A	N/A
First Mid Bank	568,955	13.76	289,452	> 7.00	268,776	> 6.50
Tier 1 capital (to average assets)
Company	519,929	12.53	229,863	> 4.00	N/A	N/A
First Mid Bank	568,955	13.76	228,905	> 4.00	286,132	> 5.00

December 31, 2020
Total capital (to risk-weighted assets)
Company	$589,352	18.82%	$328,865	> 10.50%	N/A	N/A
First Mid Bank	446,308	14.30	327,685	> 10.50	$312,081	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	458,325	14.63	266,224	> 8.50	N/A	N/A
First Mid Bank	409,534	13.12	265,269	> 8.50	249,665	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	439,299	14.03	219,243	> 7.00	N/A	N/A
First Mid Bank	409,534	13.12	218,457	> 7.00	202,853	> 6.50
Tier 1 capital (to average assets)
Company	458,325	10.22	179,302	> 4.00	N/A	N/A
First Mid Bank	409,534	9.18	178,497	> 4.00	223,121	> 5.00
The Company's risk-weighted assets, capital, and capital ratios for September 30, 2021 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2021, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2021 and 2020, 8,439 shares and 3,804 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2021, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2021, the excess collateral at the FHLB would support approximately $670 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of September 30, 2021, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2021 and 2020 and December 31, 2020.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2021 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$640,995	$487,827	$118,870	$34,233	$65
Debt	113,516	—	—	—	113,516
Other borrowing	262,532	180,071	20,158	22,303	40,000
Operating leases	18,531	2,761	4,435	3,226	8,109
Supplemental retirement	1,643	50	100	150	1,343
	$1,037,217	$670,709	$143,563	$59,912	$163,033

For the nine months ended September 30, 2021, net cash of $46.7 million was provided by operating activities, $348.9 million was used in investing activities, and $230.1 million was provided by financing activities. In total, cash and cash equivalents decreased by $72.1 million since year-end 2020.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Unused commitments and lines of credit:
Commercial real estate	$186,305	$56,309
Commercial operating	541,656	396,345
Home equity	58,296	40,464
Other	236,150	112,327
Total	$1,022,407	$605,445
Standby letters of credit	$11,808	$10,048

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

2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Brock Sub LLC and Delta Bancshares Company, dated July 28, 2021 (incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2021)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: November 4, 2021

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer