Form 10-K
period 2021-12-31
FIRST MID BANCSHARES, INC.
filed 2022-03-02
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36434

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1421 Charleston Avenue, Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $620,387,262. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 2, 2022, 20,438,799 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2022 Annual Meeting of Shareholders to be held on April 27, 2022	III

PART I

ITEM 1.	BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), formerly known as First Mid-Illinois Bancshares, Inc., is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiaries, First Mid Bank & Trust, N.A. (“First Mid Bank”) and Jefferson Bank and Trust Company (“Jefferson Bank”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. In addition, the Company wholly owns three statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), and FBTC Statutory Trust I ("FBTCST I"), all of which are unconsolidated subsidiaries of the Company. On February 22, 2021, the Company acquired Providence Bank, was merged into First Mid Bank on May 15, 2021. It is anticipated that Jefferson Bank will be merged into First Mid Bank in the second quarter of 2022.

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

Human Capital

The Company seeks to provide a work environment that attracts, develops, and retains top talent.  The Company’s culture is derived from its core values:  Integrity, Motivation, Professionalism, Accountability, Commitment, and Teamwork.  These values are the framework for providing employees an engaging work experience that allows for career fulfillment and growth.

Diversity and Inclusion

The Company’s commitment to diversity starts with its Board of Directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment.  Management believes a diverse workforce is critical to sustainable success.  As of December 31, 2021, the Company employed 994 employees with 94% of those full-time and 6% part-time.  The Company’s current employee base include 71% females, 6.7% minorities, and 2% veterans.  The Company’s commitment to diversity has resulted in increased minority hiring.  The increased diversity within the Company’s team is due to its emphasis in partnering with organizations that enable job postings to reach a greater percentage of diverse applicants.  The result is the Company’s minority workforce increased by 26% during 2021.  The Company is proud of its workforce and the opportunity to further diversify its team going forward.

Maintaining a work environment where every employee is treated with dignity and respect is essential to ensuring that employees can devote their full attention to performing their jobs to the best of their ability.  The Company understands that its success is dependent on continuing to strengthen its culture of inclusion.

Talent Engagement

During the last four years, the Company has partnered with a trusted industry leader to conduct an annual employee engagement survey.  Employee participation in the engagement survey was 95% for 2021. The high level of participation in the survey provides the Company confidence that the results are meaningful and that the areas identified as needing improvement are genuine. The ability to target areas for improvement has resulted in the overall engagement score increasing each year.

The Company also has an Employee First Committee (“EFC”) whose purpose is to improve employee satisfaction and fulfillment by promoting fun, fellowship and generosity within the Company and the community across the Company footprint.  Another purpose of the EFC is to raise money and supplies for local charities through events that are sponsored by the Company and staffed by its employees.

The Company’s CEO has an annual award called the Chairman’s Award for Excellence which allows employees to nominate peers who have gone above and beyond.  This award recognizes individuals in the organization who have consistently performed above expectations or achieved extraordinary results while exemplifying the Company’s core values.

The CEO hosts an all employee call each quarter to share Company information and ongoing initiatives with Company employees.  In addition to sharing important updates, employees are encouraged to submit questions in advance or during the call to be answered by management.  Finally, a tradition of the quarterly call is to recognize the Company’s top performers, both at work and in the communities we serve.

Talent Development

The Company supports the personal and professional development of its employees in a variety of ways.  First, the Company offers tuition reimbursement to support employees’ continued education and development by providing employees up to $3,500 annually for eligible educational courses.  All employees also receive annual regulatory training, and, by partnering with a 3rd party, the Company can tailor the training to fit the job functions of its employees.  In addition, employees can access a variety of career development content within the online learning management system to expand their skills.

The Company provides for development opportunities through a program that allows employees the opportunity to shadow other roles.  This gives the employee the chance to observe and experience a new role and determine what positions might be an ideal fit for advancement opportunities.  In addition, those that participate develop a broader knowledge of the Company as a whole.

Professional development training is provided to support job function, leadership, and compliance. In 2021, the Company implemented the Banker Basics Mentor Program.  Frontline employees are chosen by management to mentor and train new hires on core systems, customer service and processing customer transactions.  The new employee spends the first ten days of employment working one on one with a peer learning on the job.  In addition, the implementation of Leadership Development Training in 2021, provided all managers with information to enhance their skills with the hiring process, coaching, crucial conversations, and employee engagement.

The Company also provides leadership training based on the book The Leadership Pipeline.   This training is provided for executive, upper and mid-level management employees and is highly interactive.  The purpose of this engaging program is to educate leaders that their role is to coach and mentor their team members.  Regular one-on-one meetings with purposeful conversations is an expectation because it leads to better results and engagement of their team.  After the formal training, the participants continue to expand their learning by participating in follow up cohort groups for the following six months.

Lastly, succession planning is conducted annually for the Company’s most senior leaders and high impact roles.  The process includes identifying potential successors for different positions and assessing their readiness level to fill the role should it become vacant.  Management focuses on intentional development with activities needed to prepare the employee for the next level.

Total Rewards

The Company is committed to offering a competitive total rewards package for its employees which includes compensation and benefits.  The Company invested in its workforce during 2021 by readjusting job grade and pay ranges to better align positions with current market trends.  Each position within the Company is placed in a job grade based on the necessary skill and experience needed to succeed in the position.  Management provided complete transparency to team members by publishing each job grade and pay grade through a job value matrix.

The Company recently increased its entry level wage to $15/hour and provided market adjustments where necessary to address wage compression, so the Company is well positioned to attract and retain its workforce.  The Company continually reviews its benefits compared to peers in the market and make changes as needed to ensure it remains competitive.

The Company offers a wide array of benefits for its employees including:

o	Medical, Dental, and Vision Insurance Plans
o	Flexible Spending Accounts
o	Health Savings Accounts with a Company Matching Contribution
o	Company provided Life Insurance
o	Company provided Long Term Disability
o	Company provided Premier Checking Account
o	401(k) Plan including a Company Match
o	Profit Sharing Contribution
o	Employee Stock Purchase Plan with an Employee Discount
o	Voluntary Ancillary Insurance Plans
o	Paid Time Off (Vacation, Sick and Personal Time)
o	Maternity/Paternity Paid Leave
o	Tuition Reimbursement
o	Computer Purchase Program
o	Dress Professional Program
o	Service Anniversary/Retirement Recognition & Award
o	Chairman’s Award – Top Peer Recognition
o	Volunteer Time Recognition
o	Company Apparel – Company Paid 50%
o	Opportunity for Bonus and Stock awards

Employee Health & Safety

The Company provides all employees with an assistance program that offers a variety of resources supporting health, financial, and emotional well-being for issues affecting their work or personal lives.

As a financial services institution, the Company’s employees were deemed essential workers during the COVID-19 pandemic.  Employees were supported in several ways and some highlights of those items include:

•	Provided personal protective equipment including face coverings, gloves, and face shields in customer facing sites;
•	Added plexiglass barriers where appropriate;
•	Scheduled deep cleaning protocols at locations;
•	Developed a telecommuting policy that allowed non-customer facing positions to work remotely;

•	Re-allocated open spaces at larger locations to allow for greater social distancing within teams;
•	Temporarily suspended all nonessential business travel;
•	Transformed job function training from in-person to virtual to limit exposure during the pandemic;
•	Provided video conferencing capabilities to all employees;
•	Provided employees additional sick time.

Finally, due to the Company’s financial strength and stability, the Company avoided any layoffs, furloughs, or salary adjustments during the pandemic.

Encouraging Volunteerism

The Company invests in and contributes to the growth and development of its communities.  The Commitment to the Communities program encourages employees to be engaged in the communities where they live and work.  In 2021, the Company’s employees volunteered 13,706 hours to organizations in their communities.  The Company also encourages employees to serve in leadership roles in these organizations as part of their professional development. Over 50% of the Company’s workforce contributed to its annual United Way campaign which resulted in a total contribution to the United Way of over $125,000.

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

Within the community banking line, the Company has focused on a variety of lending and deposit services products that meet the needs of the communities it serves. The Company has achieved significant growth in these areas. Total commercial real estate loans have increased from $682 million at December 31, 2016 to $1.7 billion at December 31, 2021. Of this increase, approximately $55 million was the result of the acquisition of First Bank during the second quarter of 2018, $50 million was the result of the acquisition of Soy Capital Bank (“SCB”) during the fourth quarter of 2018, $95 million was the result of loans acquired from Stifel Bank during the second quarter of 2020, $204.7 million was the result of loans acquired from Providence Bank during the first quarter of 2021 and $121.5 million was the result of loans acquired from Stifel Bank during the third quarter of 2021. Approximately 65% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2021. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank and Jefferson Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $4 million and up to $15 million. The Board of Directors must approve all underwriting decisions in excess of $15 million. The legal lending limit for First Mid Bank was $93.6 million at December 31, 2021. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $3.5 million (0.15% of total loans) over the past five years. Nonperforming loans were $22.0 million (0.55% of total loans) at December 31, 2021. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2021, the Company’s net interest margin on a tax-effected basis decreased to 3.21% from 3.27% in 2020 primarily due to less accretion income and lower interest rates in a more competitive and challenging interest rate environment.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank and Jefferson Bank do business. The bank competes for commercial and individual deposits and loans with many Illinois, Missouri and Texas banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2021, First Mid Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Clark, Coles, Cumberland, Douglas, Edgar, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, Moultrie, McClean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson, and in Missouri counties of Boone, Lincoln, Cole, Camden, Saint Charles and Saint Louis, and the Texas county of Tarrant. Each branch primarily serves the community in which it is located. First Mid Bank served forty-seven different communities with fifty-two separate locations in Illinois, fourteen locations in Missouri, one location in Texas, and a loan production office in Indiana.

Jefferson Bank, which was acquired on February 14, 2022, currently operates branches in the Missouri counties of Saint Charles and Saint Louis.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

COVID-19

The COVID-19 outbreak was an unprecedented event that provided significant economic uncertainty for a broad spectrum of industries. The Company is focused on supporting its customers, communities and employees during this unique operating environment. Throughout this document, we describe the impact COVID-19 has had, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 created or exacerbated, as well as management's outlook on the current COVID-19 situation.

2020 Loan Purchase

On April 21, 2020, First Mid Bank completed an acquisition of loans in the St. Louis metro market totaling $183 million.

2021 Loan Purchase

During 2021, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $208 million.  There were no loans purchased with deteriorated credit.  First Mid Bank also assumed $219 million of related customer deposits and recorded a core deposit intangible asset of approximately $4.9 million that is being amortized on an accelerated basis over ten years.

LINCO Bancshares, Inc.

On September 25, 2020, the Company and Eval Sub Inc., a wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly owned subsidiary of the Company (the "Merger").

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

The Merger closed on February 22, 2021 and Providence Bank was merged in First Mid Bank on May 15, 2021.

Delta Bancshares Company

On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Delta Merger Sub”), entered into an Agreement and Plan of Merger (the “Delta Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta will merge with and into Merger Sub, whereupon the separate corporate existence of Delta will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Delta Merger”).  The Delta Merger was completed on February 14, 2022.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Delta) converted into and became the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the Merger to Delta’s shareholders and option holders was approximately $15.2 million in cash and 2,292,270 shares of Company common stock. Delta’s outstanding stock vested upon consummation of the Merger, and all outstanding Delta options that are unexercised prior to the effective time of the Merger were cashed out.

It is anticipated that Delta’s wholly owned bank subsidiary, Jefferson Bank, will be merged with and into First Mid Bank during the second quarter of 2022. At the time of the bank merger, Jefferson Bank’s banking offices will become branches of First Mid Bank. As of December 31, 2021, Jefferson Bank had total consolidated assets of approximately $718 million, loans of approximately $424 million and total deposits of approximately $560 million.

Supervision and Regulation General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Missouri Division of Finance (“MDOF”), the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effects on the business, operations and prospects of the Company, First Mid Bank and Jefferson Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts.
•	Requires publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.
•

Limits and regulates, under the provisions of the Act known as the Volker Rule, a financial institution's ability to engage in proprietary trading or to own or invest in certain private equity and hedge funds.

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

As of December 31, 2021, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.79%, a Tier 1 risk-based ratio of 12.51%, a common equity Tier 1 capital ratio of 12.06% and a leverage ratio of 9.05%.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of people from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common of the Company, or otherwise obtaining control of a “controlling influence” over the Company or First Mid Bank.

Interstate Banking and Branching. The Dodd-Frank Act expands the authority of banks to engage in interstate branching. The Dodd-Frank Act allows a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.

Privacy and Security. The GLB Act establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Company has adopted and disseminated its privacy policies pursuant to the GLB Act. Regulations adopted under the GLB Act set standards for protecting the security, confidentiality, and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLB Act requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

First Mid Bank and Jefferson Bank

General. First Mid Bank is a national bank, chartered under the National Bank Act. Jefferson Bank is a Missouri chartered bank. The FDIC insures the deposit accounts of the banks. The Bank is a member of the Federal Reserve System and is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the deposit insurance fund.

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

On August 20, 2019, the FDIC Board approved a Notice of Proposed Rulemaking which amended the Small Bank Credits regulation to permit credit usage when the reserve ratio is at least 1.35 percent (rather than 1.38%). Additionally, after eight quarters of credit usage, the FDIC would remit the remaining full nominal value to each bank. Eligible banks were notified on January 24, 2019 with a preliminary estimate of their share of small bank assessment credits. First Mid Bank’s Small Bank Credit was $931,853.

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

The Company expensed $1,604,000, $1,309,000 and $206,000 for its insurance assessment during 2021, 2020, and 2019 respectively. In addition to its insurance assessment, through March 29, 2019, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The Company expensed $12,000 for this assessment during 2019.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the years ended December 31, 2021, 2020, and 2019 the Company expensed supervisory fees totaling $745,000, $572,000, and $620,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of the bank.

Capital Requirements. The banking regulators established the following minimum capital standards for banks as of 2019, which include the full phase in of the capital conservation buffer in a total capital to total risk-based capital ratio of not less than 10.50%, a Tier 1 risk-based ratio of not less than 8.50%, a common equity Tier 1 capital ratio of not less than 7.00%, and a Tier 1 leverage ratio of not less than 4.00%. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the banking regulators provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities.

During the year ended December 31, 2021, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.67%, Tier 1 risk-based ratio was 13.60%, common equity Tier 1 ratio was 13.60% and leverage ratio was 9.83%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2021. As of December 31, 2021, approximately $54.7 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions. First Mid Bank and Jefferson Bank are subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank or Jefferson Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers, and principal stockholders.

First Mid Bank and Jefferson Bank are subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments, or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Community Reinvestment Act. First Mid Bank and Jefferson Bank are subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Mid Bank received satisfactory CRA ratings from its regulator in its most recent CRA examination.

Consumer Laws and Regulations. In addition to the laws and regulations discussed above, First Mid Bank and Jefferson are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or marketing to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions, and reputational damage to the financial institution.

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (62)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (53)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (47)	Executive Vice President and Chief Financial Officer
Eric S. McRae (56)	Executive Vice President
Bradley L. Beesley (50)	Executive Vice President
Laurel G. Allenbaugh (61)	Executive Vice President
Clay M. Dean (47)	Executive Vice President
Amanda D. Lewis (42)	Executive Vice President
David Hiden (59)	Senior Vice President
Rhonda Gatons (50)	Senior Vice President
Jason Crowder (51)	Senior Vice President
Jordan Read (32)	Senior Vice President
Megan McElwee (34) (since 1/1/2022)	Vice President
Anya Schuetz (47)	Vice President

Joseph R. Dively, age 62, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 53, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 47, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017.  He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016.

Eric S. McRae, age 56, has been Executive Vice President of the Company and Executive Vice President, Chief Lending Officer of First Mid Bank since January 2022. He was Chief Credit Officer from January 2017 to December 2021. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 50, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 61, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008. She served as Controller of the Company and First Mid Bank from 1990 to February 2000.

Clay M. Dean, age 47, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 42, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

David Hiden, age 59, has been Senior Vice President, Chief Information Officer of the Company since July 2018.

Rhonda Gatons, age 50, has been Senior Vice President of the Company and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Jason Crowder, age 51, has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019, and an attorney at Heller, Holmes & Associates from 1996 to 2008.

Jordan Read, age 32, has been Senior Vice President and Chief Risk Officer of First Mid Bank since August 2021.  He was Director of Internal Audit of Enterprise Bank and Trust from 2018 to 2021.

Megan McElwee, age 34, has been Vice President and Chief Credit Officer since January 2022. She served as Director of Credit Administration from 2021 to 2022, Credit Administration Manager from 2017 to 2021, and Credit Officer from 2011 to 2017.

Anya Schuetz, age 47, has been Vice President and Director of Project Management since 2013.

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

Credit Risks

Loan customers or other counterparties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $2.8 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2021. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

The allowance for credit losses may prove inadequate or be negatively affected by credit risk exposures. The Company’s business depends on the creditworthiness of its customers. Management periodically reviews the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for credit losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries, or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for credit losses is not adequate, the Company’s business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

The Company depends on the accuracy and completeness of information furnished by and on behalf of our customers and counterparties. In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause the Company to enter into unfavorable transactions, which could have a material adverse effect on financial condition and results of operations.

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

Operational Risks

A failure in or breach of the Company's operational or security systems, or those of its third-party service providers, including as a result of cyber-attacks, could disrupt the Company's business, result in unintentional disclosure or misuse of confidential or proprietary information, damage the Company's reputation, increase our costs, and cause losses. As a financial institution, the company's operations rely heavily on the secure processing, storage, and transmission of confidential and other information on its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the company's online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of these systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity, or attempted theft of financial assets. Management cannot assert that any such failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed. While certain protective policies and procedures are in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance these protective measures.

Additionally, the Company faces the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, its operational systems. Any failures, interruptions or security breaches in the Company's information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

If the Company’s stock price declines from levels at December 31, 2021, management will evaluate the goodwill balance for impairment, and if the values of the business has declined, the Company could recognize an impairment charge for its goodwill. Management performed its annual goodwill impairment assessment as of September 30, 2021. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

Human error, inadequate or failed internal processes and systems, and external events may have adverse effects on the Company. Operational risk includes compliance or legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. Operational risk also encompasses transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to the Company’s reputation or forgone opportunities. Any of these could potentially have a material adverse effect on the Company’s reputation, financial condition, and results of operations.

The Company is exposed to various business risks that could have a negative effect on the financial performance of the Company. These risks include changes in customer behavior, changes in competition, new litigation or changes to existing litigation, claims and assessments, environmental liabilities, real or threatened acts of war or terrorist activity, adverse weather, changes in accounting standards, legislative or regulatory changes, taxing authority interpretations, and an inability on the Company’s part to retain and attract skilled employees.

In addition to these risks identified by the Company, investments in the Company’s common stock involve risk. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies, changes in securities analysts’ estimates of financial performance, and variations in quarterly or annual operating results.

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

The Company is subject to Environmental, Social and Governance (“ESG”) risks that could adversely affect its reputation and the market price of its securities. The Company is subject to a variety of risks arising from ESG matters.  ESG matters include climate risk, hiring practices, the diversity of the work force, and racial and social justice issues involving the Company’s personnel, customers and third parties with whom it otherwise does business.  Risks arising from ESG matters may adversely affect, among other things, reputation and the market price of the Company’s securities.  Further, the Company may be exposed to negative publicity based on the identity and activities of those to whom it lends and with which it otherwise does business and the public’s view of the approach and performance of its customers and business partners with respect to ESG matters.  Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Company’s relationships and reputation with its existing and prospective customers and third parties with which it does business could be damaged if it were to become the subject of any such negative publicity.  This, in turn, could have an adverse effect on the Company’s ability to attract and retain customers and employees and could have a negative impact on the market price for securities.  Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions.  Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses.  These shifts in investing priorities may result in adverse effects on the market price of the Company’s securities to the extent that investors determine that the Company has not made sufficient progress on ESG matters.

The Company’s business could suffer if it fails to attract and retain skilled people.  The Company’s success depends, in large part, on its ability to attract and retain key people.  Competition for the best employees in most of the activities the Company engages in can be intense.  The Company may not be able to hire the best people for key roles or retain them.  In addition, the transition to increased work-from-home arrangements, which is likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography.  Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable compared to the arrangements offered by competitors, which could adversely affect the Company’s ability to attract and retain employees.  The loss of any key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect the Company’s business.

Climate change could have a material negative impact on the Company and customers.  The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change.  Climate change presents both immediate and long-term risks to the Company and its customers, and these risks are expected to increase over time.  Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries. Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities  Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.  The risks associated with climate change are changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties.  The Company could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to the Company’s response to climate change and its climate change strategy, which, in turn, could have a material negative impact on business, results of operations, and financial condition.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact the Company’s business and results of operations. Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket, or other financial metric.  LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform.  In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.  However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021.  The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021.  It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become a accepted alternative to LIBOR.  The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption.

Other Business Risks

The ongoing COVID-19 pandemic and the measures intended to prevent its spread have had and may continue to have an adverse effect on the Company's operations, results of operations and financial condition, and the severity of these adverse effects depend on future developments which are highly uncertain and difficult to predict. The global health concerns related to COVID-19 and government actions implemented to reduce the spread of the virus have had an adverse impact on the macroeconomic environment. COVID-19 has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. These measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there is no assurance that these steps will be effective or achieve the desired positive economic results in a timely fashion. COVID-19 has impacted, and is likely to further adversely impact, the workforce and operations of the Company, and the operations of our borrowers, customers, and business partners. In particular, we may experience financial losses due to various operational factors impacting us or our borrowers, customers, or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail, and restaurant industries, but across other industries as well;

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

If the Company is unable to make favorable acquisitions or successfully integrate our acquisitions, the Company’s growth could be impacted. In the past several years, the Company has completed acquisitions of banks, bank branches and other businesses. We may continue to make such acquisitions in the future. When the Company evaluates acquisition opportunities, the Company evaluates whether the target institution has a culture similar to the Company, experienced management, and the potential to improve the financial performance of the Company. If the Company fails to successfully identify, complete, and integrate favorable acquisitions, the Company could experience slower growth. Acquiring other banks, bank branches or businesses involves various risks commonly associated with acquisitions, including, among other things: potential exposure to unknown or contingent liabilities or asset quality issues of the target institution, difficulty and expense of integrating the operations and personnel of the target institution, potential disruption to the Company (including diversion of management’s time and attention), difficulty in estimating the value of the target institution, and potential changes in banking or tax laws or regulations that may affect the target institution.

The Company and the banking industry are subject to government regulation, legislation, and policy. Government regulation, legislation and policy affect the Company and the banking industry as a whole, including the Company’s business and results of operations. The Company’s results of operations could be adversely affected by changes in how existing regulations are interpreted or applied by government agencies, or by the adoption of new government regulation, legislation, and policy. These changes may require the Company to invest significant funds and management attention and resources in order to reach compliance. In addition, any enforcement matters could impact supervisory and CRA ratings, which may restrict or limit the Company’s activities.

The Company operates in a highly competitive industry and market area.  The Company faces substantial competition in all areas of its operations from a variety of different competitors, both within and beyond its principal markets, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and internet banks within the various markets in which the Company operates.  The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois. This location is also used by the loan and deposit operations departments of First Mid Bank. In addition, the Company owns facilities located at 1500 Wabash Avenue, Mattoon, Illinois, 1420 Wabash Avenue, Mattoon, Illinois, and 1100 Broadway Avenue, Mattoon, Illinois which are used by branch support operations, and a facility located at 1321 Charleston Avenue, Mattoon, Illinois which is used by First Mid Wealth Management Company.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, and by First Mid Bank for back room operations. First Mid Bank also conducts business through numerous facilities, owned and leased, located in thirty-one counties throughout Illinois, seven throughout Missouri, and one county in Texas. Of the sixty-six other banking offices operated by First Mid Bank, forty-nine are owned and seventeen are leased from non-affiliated third parties. First Mid Bank also has a loan production office and an agency finance office in metro Indianapolis.

Jefferson Bank conducts business through various facilities, owned and leased, located in two counties throughout Missouri. Of the five banking offices operated by Jefferson Bank, four are owned and one is leased from a third party.

None of the properties owned by the Company are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2021 was $81.5 million.

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

The Company’s common stock is included for quotation on the NASDAQ Stock Market, LLC under the trading symbol "FMBH".

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2021. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2021 – October 31, 2021	—	$—	—	$4,732,000
November 1, 2021 – November 30, 2021	—	—	—	4,732,000
December 1, 2021 – December 31, 2021	7,752	42.00	7,752	4,406,000
Total	7,752	$42.00	7,752	$4,406,000

All of the repurchase activity that occurred during the fourth quarter of 2021 resulted from shares withheld to cover taxes on employee stock vesting. There were no other shares repurchased during 2021. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6. [Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2021, 2020, and 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses, and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

COVID-19 Impact

The COVID-19 outbreak is an unprecedented event that provided significant economic uncertainty for a broad spectrum of industries. The spread of this outbreak caused significant disruptions in the U.S. economy and some of these impacts have been and will be long lasting. As it continues to evolve it is not clear when or how the pandemic-driven contraction will recover. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Many of the CARES Act provisions, as well as other recent legislative and regulatory efforts, are expected to have a material impact on financial institutions. The Company's strong track record and revenue diversification provide a solid foundation for earnings and capital. The Company is focused on supporting its customers, communities, and employees during this unique operating environment. Following is a description of the impact COVID-19 is having, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were still offered on an individual case basis and a broader program was offered to residential and consumer customers. As of December 31, 2021, a total of $6.8 million was deferred through these programs.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. The initial PPP loans had a two-year term, while those originated after June 5, 2020 had a five-year term. All PPP loans earned interest at 1%. As of December 31, 2021, the Company has approved and outstanding with the SBA seventy-one PPP loans totaling $16.0 million. The Company expects that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce have the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented.

Asset impairment. The Company does not believe that any impairment exists due to COVID-19 to goodwill and other intangible assets, long-lived assets, mortgage servicing rights ("MSRs"), right of use assets, or available-for-sale investment securities at this time. While certain valuation assumptions and judgements changed to account for COVID-19 related circumstances, the Company did not have significant changes in methodology used to determine the fair value of assets in accordance with GAAP. It is uncertain whether any prolonged effects of COVID-19 will result in future impairment charges related to any of these assets.

Capital and liquidity. The Company's and First Mid Bank's capital levels are higher today than during the Great Recession of 2008. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years.  The Company’s aggregate net charge offs over the last 20 years through December 31, 2021, were $37.0 million. Current capital levels also support the Company's loan stress testing of the most vulnerable industry sectors impacted by COVID-19.  The Company also maintains access to multiple sources of liquidity. As of December 31, 2021, the Company's total liquidity sources could provide $1.7 billion of total available capacity.

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

For the Years Ended December 31, 2021, 2020, and 2019 Overview

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

Net income was $51.5 million, $45.3 million, and $47.9 million and diluted earnings per share were $2.87, $2.70, and $2.87 for the years ended December 31, 2021, 2020, and 2019, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Return on average assets	0.90%	1.05%	1.25%
Return on average common equity	8.38%	8.24%	9.49%
Average common equity to average assets	10.72%	12.76%	13.17%

Total assets at December 31, 2021, 2020, and 2019 were $5.99 billion, $4.73 billion, and $3.84 billion, respectively. Net loan balances increased to $3.94 billion at December 31, 2021, from $3.10 billion at December 31, 2020, and from $2.67 billion at December 31, 2019. The increase in 2021 was primarily due to approximately $829 million of loans acquired from Providence Bank and $208 million of loans purchased from Stifel Bank. Of the increase in 2020, approximately $183 million was loans purchased from Stifel Bank and $168 million was PPP loans.

Total deposit balances increased to $4.96 billion at December 31, 2021 from $3.69 billion at December 31, 2020 and from $2.92 billion at December 31, 2019. The increase in 2021 was primarily due to $990 million of deposits acquired from Providence Bank and $219 million of deposits acquired in association with loans purchased from Stifel Bank. The increase in 2020 was primarily due to approximately $62 million of deposits acquired from Stifel Bank for customer accounts in connection with loans acquired, increases in customers deposits for stimulus payments and PPP loan proceeds.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.21% for 2021, 3.27% for 2020 and 3.64% for 2019.  In 2021 and 2020 the decrease was primarily due to less accretion income and a decline in interest rates.

Net interest income increased to $167.8 million in 2021 from $127.4 million in 2020 and $125.7 million in 2019. During 2021, the increase in net interest income resulted from growth in earning assets, primarily through acquisitions offset by growth in interest bearing liabilities with lower interest rates. During 2020, the increase in net interest income was primarily due to growth in earning assets offset by a decline in interest rates.

Non-interest income increased to $69.8 million in 2021 compared to $59.5 million in 2020 and $56.0 million in 2019. The increase in 2021 was primarily due to the acquisition of Providence Bank. The increase in 2020 was primarily due to increases in wealth management revenues, insurance commissions and mortgage banking income.

Non-interest expenses increased to $155.6 million in 2021 compared to $111.1 million in 2020, and $112.0 million in 2019. The increase in 2021 was primarily due to the acquisition of Providence Bank. The decrease in 2020 was primarily declines in occupancy and equipment, amortization of intangibles, ATM/debit card expense and acquisition costs offset by increases in salary and benefits and FDIC insurance assessment expense.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2021 vs 2020	2020 vs 2019
Net interest income	$40,339	$1,738
Provision for loan losses	952	(9,670)
Other income, including securities transactions	10,247	3,503
Other expenses	(44,492)	905
Income taxes	(826)	851
Increase (decrease) in net income	$6,220	$(2,673)

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $22.0 million at December 31, 2021 compared to $28.1 million at December 31, 2020, and $27.8 million at December 31, 2019. Repossessed Assets balances totaled $5.0 million at December 31, 2021 compared to $2.5 million at December 31, 2020, and $3.7 million at December 31, 2019. The Company’s provision for loan losses was $15.2 million for 2021, compared to $16.1 million for 2020, and $6.4 million for 2019. The decrease of provision expense in 2021 is primarily due to a decrease in classified loans and improved economic outlook. The increase in provision in 2020 was due to the adoption of ASU 2016-13 and impacts of COVID-19 on the operations and earnings of borrowers.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2021, 2020, and 2019 was 12.51%, 14.63%, and 14.79%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2021, 2020, and 2019 was 15.79%, 18.82% and 15.74%, respectively. The decrease in these ratios during 2021 was primarily due to the increase in assets following the acquisition of Providence Bank. The increases in these ratios in 2020 were primarily due to subordinated debt that qualified as Tier 2 capital and net income added to retained earnings.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2021, 2020, and 2019 were $1.0 billion, $615.5 million, and $585.3 million, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period that the Company is exposed to credit risk via a contractual obligation to extend credit unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is included in other liabilities in the consolidated balance sheets.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2,624,000, $2,223,000, and $2,152,000 for 2021, 2020, and 2019, respectively, were 3.17%, 3.20%, and 3.58% at December 31, 2021, 2020, and 2019, respectively. The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$268,523	$357	0.13%	$140,470	$274	0.19%	$66,085	$1,702	2.58%
Federal funds sold	1,335	—	0.03%	1,149	3	0.24%	805	14	1.80%
Certificates of deposit investments	2,606	56	2.13%	3,771	84	2.23%	6,236	137	2.20%
Investment securities
Taxable	923,600	15,598	1.69%	545,525	11,376	2.09%	616,234	15,662	2.54%
Tax-exempt (Municipals)(TE)(1)	299,833	9,264	3.09%	200,128	7,075	3.54%	185,472	6,811	3.67%
Loans (TE)(1)(2)(3)	3,778,174	160,362	4.24%	3,046,814	127,552	4.19%	2,598,718	127,547	4.91%
Total earning assets	5,274,071	185,637	3.51%	3,937,857	146,364	3.72%	3,473,550	151,873	4.37%
Cash and due from banks	95,902			87,194			82,197
Premises and equipment	79,913			59,068			59,590
Other assets	333,115			255,184			249,016
Allowance for credit losses	(53,188)			(37,343)			(26,996)
Total assets	$5,729,813			$4,301,960			$3,837,357
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$2,217,281	4,258	0.19%	$1,557,264	3,732	0.24%	$1,303,814	6,483	0.50%
Savings deposits	611,379	487	0.08%	469,276	426	0.09%	437,549	590	0.13%
Time deposits	671,056	4,292	0.64%	531,834	8,593	1.62%	630,369	11,866	1.88%
Total interest-bearing deposits	3,499,716	9,037	0.26%	2,558,374	12,751	0.50%	2,371,732	18,939	0.80%
Securities sold under agreements to repurchase	173,762	231	0.13%	219,298	488	0.22%	169,437	911	0.54%
FHLB advances	107,518	1,514	1.41%	106,688	1,851	1.73%	109,630	2,706	2.47%
Federal funds purchased	—	—	—%	525	10	1.90%	616	15	2.40%
Subordinated debt	94,321	3,939	4.18%	22,403	931	4.16%	26,649	1,476	5.54%
Junior subordinated debentures	19,105	541	2.83%	18,936	682	3.60%	—	—	—%
Other debt	—	—	—%	656	16	2%	1,825	—	—%
Total borrowings	394,706	6,225	1.58%	368,506	3,978	1.08%	308,157	5,108	1.67%
Total interest-bearing liabilities	3,894,422	15,262	0.39%	2,926,880	16,729	0.57%	2,679,889	24,047	0.90%
Demand deposits	1,164,877			777,435			608,106
Other liabilities	56,388			48,518			44,083
Stockholders’ equity	614,126			549,127			505,279
Total liabilities and stockholders' equity	$5,729,813			$4,301,960			$3,837,357
Net interest income		$170,375			$129,635			$127,826
Net interest spread			3.12%			3.15%			3.47%
Impact of non-interest-bearing funds			0.09%			0.12%			0.17%
TE net yield on interest-earning assets			3.21%			3.27%			3.64%

(1)	Tax-exempt income is shown on a fully tax equivalent basis.
(2)	Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.
(3)	Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$83	$187	$(104)	$(1,428)	$949	$(2,377)
Federal funds sold	(3)	—	(3)	(11)	4	(15)
Certificates of deposit investments	(28)	(24)	(4)	(53)	(55)	2
Investment securities:
Taxable	4,222	6,728	(2,506)	(4,286)	(1,685)	(2,601)
Tax-exempt	2,189	3,171	(982)	264	524	(260)
Loans (2)	32,810	31,257	1,553	5	20,226	(20,221)
Total interest income	39,273	41,319	(2,046)	(5,509)	19,963	(25,472)
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	526	1,397	(871)	(2,751)	1,096	(3,847)
Savings deposits	61	113	(52)	(164)	35	(199)
Time deposits	(4,301)	1,849	(6,150)	(3,273)	(1,736)	(1,537)
Total interest-bearing deposits	(3,714)	3,359	(7,073)	(6,188)	(605)	(5,583)
Securities sold under agreements to repurchase	(257)	(87)	(170)	(423)	219	(642)
FHLB advances	(337)	14	(351)	(855)	(71)	(784)
Federal funds purchased	(10)	(5)	(5)	(5)	(2)	(3)
Subordinated debt	3,008	3,004	4	931	931	—
Junior subordinated debentures	(141)	6	(147)	(794)	(359)	(435)
Other debt	(16)	(8)	(8)	16	—	16
Total borrowings	2,247	2,924	(677)	(1,130)	718	(1,848)
Total interest expense	(1,467)	6,283	(7,750)	(7,318)	113	(7,431)
Net interest income	$40,740	$35,036	$5,704	$1,809	$19,850	$(18,041)

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)	Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $40.7 million or 31.4% in 2021 compared to an increase of $1.8 million or 1.4% in 2020. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and interest-bearing deposits. The tax-effected net interest margin decreased primarily due to lower yields on interest earning assets.

In 2021, average earning assets increased by $1.3 billion, or 33.9%, and average interest-bearing liabilities increased by $967.5 million or 33.1%. These increases were primarily due to assets and liabilities acquired from Providence Bank and loans and deposits purchased from Stifel Bank. In 2020, average earning assets increased by $464.3 million or 13.4% and average interest-bearing liabilities increased $247.0 million or 9.2% compared with 2019. Changes in average balances are shown below:

•

Average interest-bearing deposits held by the Company increased $128.1 million or 91.2% in 2021 compared to 2020. In 2020, average interest-bearing deposits held by the Company increased $74.4 million or 112.6% compared to 2019.

•	Average federal funds sold increased $0.2 million or 16.2% in 2021 compared to 2020. In 2020, average federal funds sold increased $0.3 million or 42.7% compared to 2019.
•

Average certificates of deposit investments decreased $1.2 million or 30.9% in 2021 compared to 2020. In 2020, average certificates of deposit investments decreased $2.5 million or 39.5% compared to 2019.

•	Average loans increased by $731.4 million or 24.0% in 2021 compared to 2020. In 2020, average loans increased by $448.1 million or 17.2% compared to 2019.
•	Average securities increased by $477.8 million or 64.1% in 2021 compared to 2020. In 2020, average securities decreased by $56.1 million or 7.0% compared to 2019.
•	Average interest-bearing deposit liabilities increased by $941.3 million or 36.8% in 2021 compared to 2020. In 2020, average deposits increased by $186.6 million or 7.9% compared to 2019.

•

Average securities sold under agreements to repurchase decreased by $45.5 million or 20.80% in 2021 compared to 2020. In 2020, average securities sold under agreements to repurchase increased by $49.9 million or 29.4% compared to 2019.

•	Average borrowings and other debt increased by $71.7 million or 48.1% in 2021 compared to 2020. In 2020, average borrowings and other debt increased by $10.5 million or 7.6% compared to 2019.
•	Net interest margin increased to 3.21% compared to 3.27% in 2020 and 3.64% in 2019. Asset yields decreased by 21 basis points in 2021, and interest- bearing liabilities decreased by 18 basis points.

Provision for Loan Losses

The provision for loan losses in 2021 was $15,151,000 compared to $16,103,000 in 2020 and $6,433,000 in 2019. Nonperforming loans decreased to $22,036,000 at December 31, 2021 from $28,123,000 at December 31, 2020 and $27,818,000 at December 31, 2019. The decrease in provision expense in 2021 was primarily due to a decrease in classified loans and improved economic outlook. The increase in provision expense in 2020 was primarily due to the adoption of ASU 2016-13 and additional provision due to impacts of COVID-19 on borrower operations and earnings. Net charge-offs were $4,480,000 during 2021, $2,776,000 during 2020 and $5,711,000 during 2019. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for credit losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				Change From Prior Year
				2021		2020
	2021	2020	2019	$	%	$	%
Wealth management revenues	$20,407	$16,153	$15,570	$4,254	26.3%	$583	3.7%
Insurance commissions	18,927	17,477	16,029	1,450	8.3%	1,448	9.0%
Service charges	6,808	5,862	7,837	946	16.1%	(1,975)	-25.2%
Securities gains	124	1,106	802	(982)	-88.8%	304	37.9%
Mortgage banking	4,718	5,075	1,746	(357)	-7.0%	3,329	190.7%
ATM / debit card revenue	11,974	8,962	8,491	3,012	33.6%	471	5.5%
Bank owned life insurance	3,039	1,730	1,755	1,309	75.7%	(25)	-1.4%
Other	3,770	3,155	3,787	615	19.5%	(632)	-16.7%
Total other income	$69,767	$59,520	$56,017	$10,247	17.2%	$3,503	6.3%

Total non-interest income increased to $69.8 million in 2021 compared to $59.5 million in 2020 and $56.0 million in 2019. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•

Wealth management revenues increased in 2021 due to increases in all business lines. The increase in 2020 was due to an increase in farm real estate brokerage fees and investment brokerage commissions offset by declines in market-based fees and farm management income.  Total assets under management were $5.1 billion at December 31, 2021 compared to $4.5 billion at December 31, 2020 and $4.3 billion at December 31, 2019.

•

Insurance commissions increased in 2021 primarily due to increases in commission and fee income offset by a decline in contingency income.  During 2020, the increase resulted from increases in contract bond revenue and contingency income.

•

Fees from service charges increased in 2021 primarily due to the acquisition of Providence Bank. These fees decreased in 2020 due to a decline in overdraft fees primarily resulting from increased assistance related to COVID-19 such as stimulus payments and increased unemployment benefits and less spending during the shelter-in-place period.

•

Net securities gains in 2021 were $124,000 compared to $1,106,000 in 2020 and $802,000 in 2019. Net securities gains were less in 2021 due to less securities being sold during the year. Sale of securities in 2020 resulted in greater net securities gains compared to the same period last year due to an increase in called securities resulting from the decline in interest rates during the first quarter of 2020.

•	The decrease in mortgage banking income during 2021 was due to a decline in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•	$149.0 million (representing 1,011 loans) in 2021
•	$196.0 million (representing 1,315 loans) in 2020
•	$101.0 million (representing 741 loans) in 2019

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased in 2021 primarily due to the acquisition of Providence Bank and in 2020 due to an increase in electronic transactions.
•

Bank owned life insurance increased during 2021 due to $30 million of bank owned life insurance added by First Mid Bank and $30.3 million of bank owned life insurance acquired in the acquisition of Providence Bank. The slight decrease during 2020 was due to a decline in the change in cash surrender value compared to the same period last year.

•

Other income increased during 2021 primarily due to the acquisition of Providence Bank offset by a swap upfront fee received in 2020 that did not recur in 2021. Other income decreased during 2020 compared to 2019 primarily due to an increase in waived fees and decreases in fees charged, and activity from First Mid Captive that did not occur in the same period last year, offset by fee income received from derivative transactions.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (dollars in thousands):

				Change From Prior Year
				2021		2020
	2021	2020	2019	$	%	$	%
Salaries and benefits	$89,660	$66,452	$62,578	$23,208	34.9%	$3,874	6.2%
Occupancy and equipment	21,546	16,708	17,680	4,838	29.0%	(972)	-5.5%
Other real estate owned, net	3,866	42	443	3,824	9104.8%	(401)	-90.5%
FDIC insurance assessment expense	1,604	1,309	219	295	22.5%	1,090	497.7%
Amortization of other intangibles	5,391	5,062	5,848	329	6.5%	(786)	-13.4%
Stationery and supplies	1,161	1,080	1,104	81	7.5%	(24)	-2.2%
Legal and professional	6,730	5,427	5,164	1,303	24.0%	263	5.1%
Marketing and promotion	3,603	1,616	2,031	1,987	123.0%	(415)	-20.4%
ATM / debit card expense	3,116	2,290	3,488	826	36.1%	(1,198)	-34.3%
Other operating expenses	18,902	11,101	13,437	7,801	70.3%	(2,336)	-17.4%
Total other expense	$155,579	$111,087	$111,992	$44,492	40.1%	$(905)	-0.8%

Total non-interest expense increased to $155.6 million in 2021 from $111.1 million in 2020 and $112.0 million in 2019. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•

Salaries and employee benefits, the largest component of other expense, increase due to additional employees from the acquisition of Providence Bank, merit increases in 2021 for continuing employees and an increase in incentive compensation, commissions, and share-based compensation. The increase in 2020 was primarily due to an increase in incentive compensation and commissions, group insurance expense, share-based compensation expense and increases for merit raises and applicable payroll taxes. There were 965 full-time equivalent employees at December 31, 2021, compared to 824 at December 31, 2020, and 827 at December 31, 2019.

•

Occupancy and equipment expense increased primarily due to additional properties added in the acquisition of Providence Bank and increases in expense for software and data processing.  The decrease in 2020 due to a decline in expenses for software and uncapitalized equipment.

•

Net other real estate owned expense increased in 2021 primarily due to properties added in the acquisition of Providence Bank that were sold at prices lower than recorded book value and properties from branch operations that were closed during 2021 and moved to ORE and subsequently written down. The decrease in 2020 was primarily due to more gains on properties sold during 2020 than properties sold during 2019 and a decrease in property maintenance expense due to less properties currently owned.

•

FDIC insurance expense increased due to the additional assets added with the acquisition of Providence Bank offset by lower assessment rates. The increase in 2020 was due to less small business assessment credit applied during 2020 than in 2019 and an increase in assessment rates.

•

Amortization of other intangibles increased during 2021 due to additional core deposit intangibles added from the acquisition of Providence Bank and deposits added associated with the Stifel loan purchase. Amortization expense decreased during 2020 due to less amortization for core deposit intangibles.

•

ATM and debit card expenses increased primarily due to an increase in electronic transactions following the acquisition of Providence Bank.  The decrease during 2021 was primarily due to growth incentives received that reduced expense.

•

Other operation expenses increased during 2021 primarily due to the acquisition of Providence Bank.  Other operating expenses decreased during 2020 due to decreases in loan collection expense, business entertainment and seminar expenses and acquisition costs offset by increases in data processing costs.

•

On a net basis, all other categories of operating expenses increased during 2021 primarily due to an increase in fees associated with the acquisition of Providence Bank. The decrease during 2020 was due to declines in marketing and promotion expenses offset by an increase in legal and professional fees.

Income Taxes

Income tax expense amounted to $15,298,000 in 2021 compared to $14,472,000 in 2020, and $15,323,000 in 2019. Effective tax rates were 22.9% for 2021, 24.2% for 2020, and 24.2% for 2019. The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

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

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213,599	1.22%	$132,083	1.25%	$175,970	2.39%
Obligations of states and political subdivisions	383,991	2.40%	237,886	2.72%	172,460	2.98%
Mortgage-backed securities: GSE residential	799,456	1.58%	479,470	1.92%	391,307	2.79%
Other securities	32,575	4.30%	10,740	5.22%	4,028	3.44%
Total securities	$1,429,621	1.80%	$860,179	2.08%	$743,765	2.83%

At December 31, 2021, the amortized cost of the Company’s investment portfolio increased by $569.4 million from December 31, 2020 primarily due to securities obtained in the acquisition of Providence Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2021 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2021 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$203,815	$28,819	$174,995	$—	$—	$—	$—
Obligations of state and political subdivisions	383,991	395,457	45,786	286,154	62,873	—	—	643
Mortgage-backed securities (2)	799,456	791,038	1,042	—	—	—	—	789,996
Other securities	30,546	31,112	—	—	—	2,501	—	28,611
Total available-for-sale	$1,422,591	$1,421,422	$75,647	$461,149	$62,873	$2,501	$—	$819,250
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,030	$7,035	$—	$5,005	$—	$—	$—	$2,029
Equity securities:
Federal Agricultural Mtg Corp	$84	$397	$—	$—	$—	$—	$—	$397
(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
(2)

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (dollars in thousands):

		% Outstanding
	2021	Loans	2020	2019	2018	2017
Construction and land development	$145,118	3.6%	$122,479	$94,142	$50,619	$107,594
Agricultural real estate	279,272	7.0%	254,341	240,241	231,700	127,183
1-4 family residential properties	400,313	10.0%	325,762	336,427	373,518	293,667
Multifamily residential properties	298,942	7.5%	189,632	153,948	184,051	61,798
Commercial real estate	1,666,198	41.7%	1,174,300	995,702	906,850	681,757
Loans secured by real estate	2,789,843	69.8%	2,066,514	1,820,460	1,746,738	1,271,999
Agricultural loans	151,484	3.8%	137,352	136,124	135,877	86,631
Commercial and industrial loans	832,008	20.8%	738,313	528,973	557,011	444,263
Consumer loans	78,442	2.0%	78,002	83,183	91,516	29,749
All other loans	143,746	3.6%	118,238	126,607	113,377	106,859
Total loans	$3,995,523	100.0%	$3,138,419	$2,695,347	$2,644,519	$1,939,501

Loan balances increased by $857.1 million or 27.3% from December 31, 2020 to December 31, 2021 of which approximately $829 million were loans acquired from Providence Bank and $208 million were loans purchases from Stifel Bank. Loan balances increased by $443.1 million or 16.4% from December 31, 2019 to December 31, 2020 of which approximately $183 million were loans purchased from Stifel Bank and $168.3 million were PPP loans. The balances of loans sold into the secondary market were $149.0 million in 2021 compared to $196.4 million in 2020. The balance of real estate loans held for sale, included in the balances shown above, amounted to $2.7 million and $1.9 million as of December 31, 2021 and 2020, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2021 and 2020, First Mid Bank did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2021		December 31, 2020
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$297,394	7.44%	$308,202	9.82%
Lessors of non-residential buildings	696,730	17.44%	420,175	13.39%
Lessors of residential buildings and dwellings	468,362	11.72%	313,268	9.98%
Hotels and motels	159,410	3.99%	124,755	3.98%
Other gambling industries	57,549	1.44%	119,549	3.81%

The concentration of other gambling industries was less than 25% of total risk-based capital as of December 31, 2021 however is shown for comparative purposes. The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2021, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$36,500	$79,061	$29,557	$145,118
Agricultural real estate	17,998	91,303	169,971	279,272
1-4 family residential properties	17,074	96,444	286,795	400,313
Multifamily residential properties	44,250	175,690	79,002	298,942
Commercial real estate	126,326	716,291	823,581	1,666,198
Loans secured by real estate	242,148	1,158,789	1,388,906	2,789,843
Agricultural loans	108,127	40,440	2,917	151,484
Commercial and industrial loans	278,602	354,715	198,691	832,008
Consumer loans	9,985	54,791	13,666	78,442
All other loans	46,835	24,087	72,824	143,746
Total loans	$685,697	$1,632,822	$1,677,004	$3,995,523

(1)	Based upon remaining contractual maturity.
(2)	Includes demand loans, past due loans and overdrafts.

As of December 31, 2021, loans with maturities over one year consisted of approximately $2.2 billion in fixed rate loans and approximately $1.1 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2021	2020	2019	2018	2017
Nonaccrual loans	$18,105	$23,750	$25,118	$27,298	$16,659
Troubled debt restructurings which are performing in accordance with revised terms	3,931	4,373	2,700	2,451	854
Total nonperforming loans	22,036	28,123	27,818	29,749	17,513
Repossessed assets	5,019	2,493	3,720	2,595	2,834
Total nonperforming loans and repossessed assets	$27,055	$30,616	$31,538	$32,344	$20,347
Nonperforming loans to loans, before allowance for credit losses	0.55%	0.90%	1.03%	1.12%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.68%	0.98%	1.17%	1.22%	1.05%

The $5.6 million decrease in nonaccrual loans during 2021 resulted from the net of $4.6 million of loans put on nonaccrual status, offset by $0.2 million of loans transferred to other real estate owned, $3.8 million of loans charged off and $6.2 million of loans becoming current or paid-off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	December 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$25	0.1%	$162	0.7%
Agricultural real estate	336	1.9%	359	1.5%
1-4 family residential properties	5,252	29.0%	6,930	29.2%
Multifamily residential properties	1,982	11.0%	2,181	9.2%
Commercial real estate	7,920	43.7%	8,760	36.9%
Loans secured by real estate	15,515	85.7%	18,392	77.4%
Agricultural loans	560	3.1%	659	2.8%
Commercial and industrial loans	1,851	10.2%	4,372	18.4%
Consumer loans	179	1.0%	327	1.4%
Total loans	$18,105	100.0%	$23,750	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $308,000, $575,000 and $906,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The $2.5 million increase in repossessed assets during 2021 resulted from the net of $10.9 million of loans added through the acquisition of Providence Bank, $4.3 million of additional assets repossessed, $8.9 million of repossessed assets sold and a $3.1 million of net adjustments to discounts and premiums recorded at acquisition. The following table summarizes the composition of repossessed assets (dollars in thousands):

	December 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Construction and land development	$3,004	59.9%	$1,436	57.6%
1-4 family residential properties	12	0.2%	71	2.8%
Commercial real estate	1,968	39.2%	982	39.4%
Total real estate	4,984	99.3%	2,489	99.8%
Consumer loans	35	0.7%	4	—%
Total repossessed collateral	$5,019	100.0%	$2,493	100.0%

Repossessed assets sold during 2021 resulted in total net losses of $511,000, of which $512,000 of net losses were related to real estate asset sales and $766 of net gains was related to other repossessed assets sales. In addition, $3.1 million of write downs were recorded based on current property appraisals and $2.1 million of deferred fair value marks from previous acquisitions were recognized.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2021, the Company’s loan portfolio included $430.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $297.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $39.1 million from $391.7 million at December 31, 2020 while loans concentrated in other grain farming increased $10.8 million from $308.2 million at December 31, 2020. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $159.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $696.7 million of loans to lessors of non-residential buildings, $468.4 million of loans to lessors of residential buildings and dwellings, $57.5 million of loans to other gambling industries and $122.6 million of loans to nursing care facilities.

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

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the Board of Directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor, and address asset quality problems in an accurate and timely manner. On a quarterly basis, the Board of Directors and management review the status of problem loans and determine a best estimate of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for credit losses.

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2021	2020	2019	2018	2017
Average loans outstanding, net of unearned income	$3,778,142	$3,003,488	$2,598,718	$2,276,500	$1,836,617
Adjustment for adoption of ASU 2016-13	—	1,672	—	—	—
Allowance-beginning of period	41,910	28,583	26,189	19,977	16,753
Initial allowance on loans purchased with credit deterioration	2,074	—	—	—	—
Charge-offs:
Construction and land development	205	13	—	10	341
Agricultural real estate	—	—	—	—	—
1-4 family residential properties	371	393	1,477	1,111	705
Commercial real estate	535	830	1,743	170	371
Agricultural loans	—	—	24	93	662
Commercial and industrial loans	3,118	1,991	1,828	832	2,604
Consumer loans	1,405	617	1,254	777	512
Total charge-offs	5,634	3,844	6,326	2,993	5,195
Recoveries:
Construction and land development	—	—	—	—	33
Agricultural real estate	—	—	—	—	2
1-4 family residential properties	211	299	91	102	209
Commercial real estate	60	169	12	—	236
Agricultural loans	1	—	—	—	—
Commercial and industrial loans	139	179	155	145	219
Consumer loans	743	421	357	291	258
Total recoveries	1,154	1,068	615	538	957
Net charge-offs	4,480	2,776	5,711	2,455	4,238
Provision for loan losses	15,151	16,103	6,433	8,667	7,462
Allowance-end of period	$54,655	$41,910	$26,911	$26,189	$19,977
Ratio of annualized net charge-offs to average loans	0.12%	0.09%	0.22%	0.11%	0.23%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.37%	1.34%	1.00%	0.99%	1.03%
Ratio of allowance for credit losses to nonperforming loans	248.0%	149.0%	96.7%	88.0%	114.1%

The ratio of the allowance for credit losses to nonperforming loans was 248.0% as of December 31, 2021 compared to 149.0% as of December 31, 2020. The increase in this ratio is primarily due to a decline in nonperforming loans. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2021, the Company had net charge-offs of $4,480,000 compared to $2,776,000 in 2020. During 2021, there were significant charge-offs of two commercial real estate loans to two borrowers of $661,000 and significant charge-offs of five commercial operating loans to three borrowers of $2.9 million. During 2020, there were significant charge-offs of eight commercial real estate loans to five borrowers of $760,000 and significant charge-offs of eleven commercial operating loans to five borrowers of $1.7 million.

At December 31, 2021, the allowance for credit losses amounted to $54.7 million or 1.37% of total loans. At December 31, 2020, the allowance for credit losses amounted to $41.9 million or 1.34% of total loans. Excluding the fully guaranteed PPP loans, the ratio of allowance for credit losses to loans outstanding was 1.41%. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.

The allowance for credit losses, in management's judgment, was allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
		% of loans to		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$1,743	3.6%	$1,666	3.9%	$1,146	3.5%	$561	1.9%
Agriculture real estate	1,257	7.0%	1,084	8.1%	1,093	8.9%	1,246	8.8%
1-4 family residential	2,330	10.0%	2,322	10.4%	1,386	12.5%	1,504	14.1%
Commercial real estate	26,246	49.2%	19,660	43.4%	11,198	42.6%	11,102	41.3%
Agricultural loans	983	3.8%	1,526	4.4%	1,386	5.1%	951	5.1%
Commercial and industrial	19,241	24.4%	13,485	27.3%	9,273	24.3%	9,893	25.3%
Consumer	2,855	2.0%	2,167	2.5%	1,429	3.1%	932	3.5%
Total allocated	54,655	100.0%	41,910	100.0%	26,911	100.0%	26,189	100.0%
Unallocated	—	NA	—	NA	—	NA	—	NA
Allowance at end of year	$54,655	100.0%	$41,910	100.0%	$26,911	100.0%	$26,189	100.0%

	December 31, 2017
		% of loans to
	Allowance for credit losses	total loans
Residential real estate	$886	16.2%
Commercial / commercial real estate	16,546	70.8%
Agricultural / agricultural real estate	1,742	11.0%
Consumer	803	2.0%
Total allocated	19,977	100.0%
Unallocated	—	NA
Allowance at end of year	$19,977	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	2021		2020		2019
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,164,877	—%	$777,435	—%	$608,106	—%
Interest-bearing	2,217,281	0.19%	1,557,264	0.24%	1,303,814	0.50%
Savings	611,379	0.08%	469,276	0.09%	437,549	0.13%
Time deposits	671,056	0.64%	531,834	1.61%	630,369	1.88%
Total average deposits	$4,664,593	0.19%	$3,335,809	0.38%	$2,979,838	0.64%

The following table sets forth the high and low month-end balances for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
High month-end balances of total deposits	$5,000,084	$3,692,784	$3,046,212
Low month-end balances of total deposits	3,725,741	2,873,260	2,917,366

In 2021, the average balance of deposits increased by $1.3 billion from 2020. The increase in 2021 was primarily due to approximately $990 million of deposits acquired from Providence Bank and $219 million of deposits acquired in association with loans purchased from Stifel Bank. Average non-interest bearing deposits increased $387.4 million, interest-bearing deposits increased by $660.0 million, savings accounts increased by $142.1 million, and time deposits increased $139.2 million. In 2020, the average balance of deposits increased by $356.0 million from 2019. The increase was primarily the result of deposit balances acquired from Stifel Bank and increases in customer balances due to stimulus payments and PPP loan funds received. Average non-interest bearing deposits increased $169.3 million, interest-bearing deposits increased by $253.5 million, savings accounts increased by $31.7 million, and time deposits decreased $98.5 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2021	2020	2019
3 months or less	$86,790	$72,945	$81,910
Over 3 through 6 months	57,777	49,710	55,495
Over 6 through 12 months	82,644	88,682	95,725
Over 12 months	75,568	72,070	107,861
Total	$302,779	$283,407	$340,991

The balance of time deposits of $100,000 or more increased $19.4 million from December 31, 2020 to December 31, 2021. The increase was primarily due to time deposits acquired from Providence Bank. The balance of time deposits of $100,000 or more decreased $57.6 million from December 31, 2019 to December 31, 2020. The decrease in 2020 was primarily due to time deposits that matured and were not renewed or replaced.

In 2021 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $291.4 million and $227.6 million in various checking accounts and time deposits as of December 31, 2021 and 2020, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2021, 2020, and 2019 is presented below (dollars in thousands):

At December 31:	2021	2020	2019
Securities sold under agreements to repurchase	$146,268	$206,937	$208,109
Federal funds purchased	—	—	5,000
Federal Home Loan Bank advances:
Fixed term – due in one year or less	25,113	18,984	39,000
Fixed term – due after one year	61,333	74,985	74,895
Subordinated debt	94,400	94,253	—
Junior subordinated debentures	19,195	19,027	18,858
Other debt
Due in one year or less	—	—	—
Due after one year	—	—	—
Total	$346,309	$414,186	$345,862
Average interest rate at end of period	1.78%	0.81%	1.08%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$212,503	$350,288	$208,109
Federal funds purchased	—	8,000	5,000
Federal Home Loan Bank advances:
FHLB-overnight	—	—	25,000
Fixed term – due in one year or less	30,180	34,969	66,000
Fixed term – due after one year	97,877	104,974	74,895
Subordinated debt	94,400	94,256	—
Junior subordinated debentures	19,195	19,027	29,126
Debt:
Debt due in one year or less	—	5,000	—
Debt due after one year	—	—	6,549

Averages for the period (YTD):
Securities sold under agreements to repurchase	$173,762	$219,298	$169,437
Federal funds purchased	—	525	616
Federal Home Loan Bank advances:
FHLB-overnight	—	1,831	7,148
Fixed term – due in one year or less	22,751	24,858	63,151
Fixed term – due after one year	84,766	79,999	39,331
Subordinated debt	94,321	22,403	—
Junior subordinated debentures	19,105	18,936	26,649
Debt:
Loans due in one year or less	—	656	—
Loans due after one year	—	—	1,825
Total	$394,705	$370,338	$308,157
Average interest rate during the period	1.58%	1.07%	1.66%

Securities sold under agreements to repurchase decreased $60.7 million during 2021 primarily due to the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand. At December 31, 2021 FHLB advances totaled $86 million with a weighted-average interest rate of 1.66% and maturities from March 2022 to December 2029. At December 31, 2020 FHLB advances totaled $94 million with a weighted-average interest rate of 1.57% and maturities from February 2021 to December 2029.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2021. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2021 and 2020.

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

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. At December 31, 2021, the recorded balance of the subordinated notes was $94,400,000.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.80% and 1.82% at December 31, 2021 and 2020, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.05% and 2.07% at December 31, 2021 and 2020, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.90% and 1.92% at December 31, 2021 and 2020, respectively) and resets quarterly.

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

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved a final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company, First Mid Bank or Jefferson Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2021 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$77,695	$—	$—	$—	$—	$—	$77,695	$77,695
Certificates of deposit investments	1,470	980	—	—	—	—	2,450	2,450
Taxable investment securities	165,381	135,670	160,081	97,149	149,715	330,669	1,038,665	1,038,669
Nontaxable investment securities	38,126	11,794	12,507	25,023	29,638	273,096	390,184	390,184
Loans	1,566,196	496,143	548,487	467,909	581,208	335,580	3,995,523	3,947,273
Total	$1,848,868	$644,587	$721,075	$590,081	$760,561	$939,345	$5,504,517	$5,456,271
Interest-bearing liabilities:
Savings and NOW accounts	$528,417	$180,774	$180,774	$180,774	$180,774	$827,775	$2,079,288	$2,079,288
Money market accounts	768,939	41,872	41,872	41,872	41,872	132,046	1,068,473	1,068,473
Other time deposits	417,991	81,146	29,135	15,483	18,233	64	562,052	562,304
Short-term borrowings/debt	146,268	—	—	—	—	—	146,268	146,274
Long-term borrowings/debt	44,307	20,135	10,000	11,199	94,400	20,000	200,041	195,660
Total	$1,905,922	$323,927	$261,781	$249,328	$335,279	$979,885	$4,056,122	$4,051,999
Rate sensitive assets – rate sensitive liabilities	$(57,054)	$320,660	$459,294	$340,753	$425,282	$(40,540)	$1,448,395
Cumulative GAP	$(57,054)	$263,606	$722,900	$1,063,653	$1,488,935	$1,448,395
Cumulative amounts as % of total rate sensitive assets	(1.0)%	5.8%	8.3%	6.2%	7.7%	(0.7)%
Cumulative ratio	(1.0)%	4.8%	13.1%	19.3%	27.0%	26.3%

The static GAP analysis shows that at December 31, 2021, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2021, the Company’s stockholders' equity had increased $66 million, or 11.6%, to $633,894,000 from $568,228,000 as of December 31, 2020. During 2021, net income contributed $51,490,000 to equity before the payment of dividends to stockholders of $15.1 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $17.9 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2021, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,295,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,295,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	9,513 common shares during 2021
•	12,921 common shares during 2020, and
•	11,072 common shares during 2019

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

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company. Of the $15,054,000 in common stock dividends paid during 2021, $333,000 or 2.2% was reinvested into shares of common stock of the Company through the DRIP. Approximately $333,000, $680,000 and $805,000 of common stock was purchased through reinvestment of dividends during 2021, 2020, and 2019, respectively.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. During 2021, 2020, and 2019, the Company awarded 48,575 and 25,950, and 26,700 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2021, the Company repurchased 7,752 shares (0.05% of common shares) at a total price of approximately $326,000. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. During 2020, the Company repurchased 6,288 (0.04% of common shares) at a total price of approximately $213,000. As of December 31, 2021, approximately $4.4 million remains available for purchase under the repurchase programs. Treasury stock is further affected by activity in the DCP.

Employee Stock Purchase Plan.  At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2021 and 2020, 11,748 and 11,037 shares, respectively were issued pursuant to ESPP.

Capital Ratios

For 2021, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.5% for the Total Risk-based capital ratio, 8.5% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4.0% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2021, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2021 follows:

	Total Risk- based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	15.79%	12.51%	12.06%	9.05%
First Mid Bank	14.67%	13.60%	13.60%	9.83%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2021, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. At December 31, 2021, the excess collateral at the FHLB would support approximately $699.7 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of December 31, 2021, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2021 and 2020.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$562,052	$417,991	$110,281	$33,716	$64
Debt	113,595	—	—	3,839	109,756
Other borrowings	232,714	171,381	30,134	11,199	20,000
Operating leases	17,423	2,587	4,285	2,850	7,701
Supplemental retirement	1,689	50	100	150	1,389
	$927,473	$592,009	$144,800	$51,754	$138,910

For the year ended December 31, 2021, net cash of $69.6 million was provided from operating activities, $482.5 million was used in investing activities, and $164.2 million was provided by financing activities. In total cash and cash equivalents decreased by $248.7 million from year-end 2020.

For the year ended December 31, 2020, net cash of $63.5 million was provided from operating activities, $562.4 million was used in investing activities, and $831.1 million was provided by financing activities. In total cash and cash equivalents increased by $332.2 million from year-end 2019.

For the year ended December 31, 2019, net cash of $62.8 million was provided from operating activities, $32.1 million was used in investing activities, and $87.1 million was used in financing activities. In total cash and cash equivalents decreased by $56.3 million from year-end 2018.

For the years ended December 31, 2021 and 2020, the Company also had $10 million of floating rate trust preferred securities outstanding through Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6 million of floating rate trust preferred securities from First BancTrust Corporation. See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2021, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2021	Net Interest Income		Return On Average Equity
	($000)	(%)	2021=8.38%
Prime rate is 3.25%
Prime rate increase of:
200 basis points to 5.25%	$4,318	3.1%	0.64%
100 basis points to 4.25%	2,136	1.5%	0.32%
Prime rate decrease of:
100 basis points to 2.25%	(3,733)	(2.7)%	(0.56)%
200 basis points to 1.25%	(8,798)	(6.3)%	(1.33)%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2020:

	Increase (Decrease) In
December 31, 2020	Net Interest Income		Return On Average Equity
	($000)	(%)	2020=8.24%
Prime rate is 3.25%
Prime rate increase of:
200 basis points to 5.25%	$584	0.6%	0.10%
100 basis points to 4.25%	446	0.4%	0.07%
Prime rate decrease of:
100 basis points to 2.25%	1,446	1.4%	0.24%
200 basis points to 1.25%	348	0.3%	0.06%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2021 and 2020 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2021	+200 bp	$11,491	1.5%
	+100 bp	10,830	1.4%
	-200 bp	(231,797)	(29.6)%
	-100 bp	(96,739)	(12.3)%

December 31, 2020	+200 bp	$84,951	17.3%
	+100 bp	50,226	10.2%
	-200 bp	(85,484)	(17.4)%
	-100 bp	(73,391)	(14.9)%

As indicated above, at December 31, 2021, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to increase if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, The Company's EVE would be expected to decrease. At December 31, 2021, the estimated changes in EVE were outside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands, except share data)	2021	2020
Assets
Cash and due from banks:
Non-interest bearing	$90,907	$75,152
Interest bearing	76,335	340,821
Federal funds sold	1,360	1,308
Cash and cash equivalents	168,602	417,281
Certificates of deposit investments	2,450	2,695
Investment securities:
Available-for-sale, at fair value	1,421,422	879,240
Held-to-maturity, at amortized cost (estimated fair value of $7,035 and $5,119 at December 31, 2021 and 2020, respectively)	7,030	5,016
Equity securities, at fair value	397	218
Loans held for sale	2,748	1,924
Loans	3,992,775	3,136,495
Less allowance for credit losses	(54,655)	(41,910)
Net loans	3,938,120	3,094,585
Interest receivable	19,868	19,287
Other real estate owned	4,984	2,489
Premises and equipment, net	81,484	58,206
Goodwill, net	111,853	104,992
Intangible assets, net	29,523	23,128
Bank owned life insurance	132,375	68,955
Right of use asset	15,116	17,209
Other assets	50,610	31,123
Total assets	$5,986,582	$4,726,348
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,246,673	$936,926
Interest bearing	3,709,813	2,755,858
Total deposits	4,956,486	3,692,784
Repurchase agreements with customers	146,268	206,937
Interest payable	1,346	2,345
FHLB borrowings	86,446	93,969
Junior subordinated debentures, net	19,195	19,027
Subordinated debt, net	94,400	94,253
Lease liability	15,322	17,351
Other liabilities	33,225	31,454
Total liabilities	5,352,688	4,158,120
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 18,708,746 shares in 2021 and 17,361,898 shares in 2020; outstanding 18,080,303 shares in 2021 and 16,741,207 shares in 2020	76,835	71,449
Additional paid-in capital	340,419	297,806
Retained earnings	234,162	197,726
Deferred compensation	2,517	2,980
Accumulated other comprehensive income (loss)	(831)	17,095
Less treasury stock at cost, 628,443 shares in 2021 and 620,691 shares in 2020	(19,208)	(18,828)
Total stockholders’ equity	633,894	568,228
Total liabilities and stockholders’ equity	$5,986,582	$4,726,348

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2021, 2020, and 2019

(In thousands, except per share data)	2021	2020	2019
Interest income:
Interest and fees on loans	$159,684	$126,814	$126,825
Interest on investment securities
Taxable	15,598	11,449	15,662
Exempt from federal income tax	7,318	5,517	5,381
Interest on certificates of deposit investments	56	84	137
Interest on federal funds sold	—	3	14
Interest on deposits with other financial institutions	357	274	1,702
Total interest income	183,013	144,141	149,721
Interest expense:
Interest on deposits	9,037	12,751	18,939
Interest on securities sold under agreements to repurchase	231	488	911
Interest on FHLB borrowings	1,514	1,851	2,706
Interest on other borrowings	—	26	15
Interest on junior subordinated debentures	541	682	1,476
Interest on subordinated debt	3,939	931	—
Total interest expense	15,262	16,729	24,047
Net interest income	167,751	127,412	125,674
Provision for loan losses	15,151	16,103	6,433
Net interest income after provision for loan losses	152,600	111,309	119,241
Other income:
Wealth management revenues	20,407	16,153	15,570
Insurance commissions	18,927	17,477	16,029
Service charges	6,808	5,862	7,837
Securities gains, net	124	1,106	802
Mortgage banking revenue, net	4,718	5,075	1,746
ATM / debit card revenue	11,974	8,962	8,491
Bank owned life insurance	3,039	1,730	1,755
Other income	3,770	3,155	3,787
Total other income	69,767	59,520	56,017
Other expense:
Salaries and employee benefits	89,660	66,452	62,578
Net occupancy and equipment expense	21,546	16,708	17,680
Net other real estate owned expense	3,866	42	443
FDIC insurance expense	1,604	1,309	219
Amortization of intangible assets	5,391	5,062	5,848
Stationery and supplies	1,161	1,080	1,104
Legal and professional	6,730	5,427	5,164
ATM / debit card expense	3,116	2,290	3,488
Marketing and donations	3,603	1,616	2,031
Other expense	18,902	11,101	13,437
Total other expense	155,579	111,087	111,992
Income before income taxes	66,788	59,742	63,266
Income taxes	15,298	14,472	15,323
Net income	$51,490	$45,270	$47,943
Per share data:
Basic net income per common share	$2.88	$2.71	$2.88
Diluted net income per common share	2.87	2.70	2.87
Cash dividends declared per common share	0.85	0.81	0.76

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Net income	$51,490	$45,270	$47,943
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $7,285, $(3,873), and $(6,258) for the years ended December 31, 2021, 2020 and 2019, respectively	(17,838)	9,485	15,319
Unamortized holding losses on held to maturity securities transferred from available for sale, net of taxes of $0, $(15), and $(34) for December 31, 2021, 2020 and 2019, respectively	—	35	83
Less: reclassification adjustment for realized gains included in net income net of taxes of $36, $321, and $233 for the years ended December 31, 2021, 2020 and 2019, respectively	(88)	(785)	(569)
Other comprehensive income (loss), net of taxes	(17,926)	8,735	14,833
Comprehensive income	$33,564	$54,005	$62,776

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021, 2020, and 2019

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	51,490	—	—	—	51,490
Other comprehensive loss, net of tax	—	—	—	—	(17,926)	—	(17,926)
Dividends on common stock ($.850 per share)	—	—	(15,054)	—	—	—	(15,054)
Issuance of 8,616 common shares pursuant to the dividend reinvestment plan	32	301	—	—	—	—	333
Issuance of 9,513 common shares pursuant to the deferred compensation plan	38	313	—	—	—	—	351
Issuance of 27,750 restricted common shares pursuant to the 2017 stock incentive plan	111	817	—	—	—	—	928
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(206)	—	—	—	—	(206)
Issuance of 11,748 common shares pursuant to employee stock purchase plan	46	345	—	—	—	—	391
Purchase of 7,752 treasury shares	—	—	—	—	—	(326)	(326)
Deferred compensation	—	—	—	54	—	(54)	—
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1216	—	—	—	—	1,216
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	185	—	(517)	—	—	(332)
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021, 2020, and 2019

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

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021, 2020, and 2019

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2018	$70,876	$293,937	$131,392	$2,761	$(6,473)	$(16,629)	$475,864
Net income	—	—	47,943	—	—	—	47,943
Other comprehensive income, net of tax	—	—	—	—	14,833	—	14,833
Dividends on common stock ($.76 per share)	—	—	(12,668)	—	—	—	(12,668)
Issuance of 22,949 common shares pursuant to the dividend reinvestment plan	92	713	—	—	—	—	805
Issuance of 11,072 common shares pursuant to the deferred compensation plan	44	329	—	—	—	—	373
Issuance of 25,950 restricted common shares pursuant to the 2017 stock incentive plan	104	760	—	—	—	—	864
Issuance of 8,899 common shares pursuant to employee stock purchase plan	36	246	—	—	—	—	282
Purchase of 40,026 treasury shares	—	—	—	—	—	(1,293)	(1,293)
Deferred compensation	—	—	—	333	—	(333)	—
Tax benefit related to deferred compensation distributions	—	56	—	—	—	—	56
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	515	—	—	—	—	515
Vested restricted shares/units compensation expense	—	(631)	—	(334)	—	—	(965)
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$51,490	$45,270	$47,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,151	16,103	6,433
Depreciation, amortization and accretion, net	14,449	11,721	10,842
Change in cash surrender value of bank owned life insurance	(3,039)	(1,730)	(1,755)
Stock-based compensation expense	1,304	774	453
Operating lease payments	(2,872)	(2,766)	(2,680)
Gains on investment securities, net	(124)	(1,106)	(802)
Losses on sales of other real property owned, net	5,725	195	4
(Gain) loss on write down of premises and equipment	—	(5)	90
Gain on sale of other assets	(126)	—	—
Gains on sale of loans held for sale, net	(4,256)	(5,248)	(1,504)
Deferred income taxes	(3,355)	(4,963)	1,885
Decrease (increase) in accrued interest receivable	2,384	(3,710)	1,304
Increase (decrease) in accrued interest payable	(1,812)	327	821
Origination of loans held for sale	(149,807)	(196,469)	(101,714)
Proceeds from sale of loans held for sale	153,239	201,613	102,906
Gains on equity securities	(499)	(133)	—
Increase in other assets	(13,719)	(2,045)	(4,680)
Increase in other liabilities	5,463	5,713	3,282
Net cash provided by operating activities	69,596	63,541	62,828
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	490	2,910	2,944
Purchase of certificates of deposit investments	(245)	(980)	—
Proceeds from sales of securities available-for-sale	611	9,061	60,900
Proceeds from maturities of securities available-for-sale	238,049	324,148	154,167
Proceeds from maturities of securities held-to-maturity	—	55,000	—
Purchases of securities available-for-sale	(692,234)	(506,458)	(188,608)
Net increase in loans	(32,032)	(445,694)	(59,797)
Purchases of premises and equipment	(3,702)	(2,463)	(4,103)
Proceeds from sales of other real property owned	9,503	2,054	2,425
Investment in Bank Owned Life Insurance	(30,000)	—	—
Net cash provided by acquisition	27,061	—	—
Net cash used in investing activities	(482,499)	(562,422)	(32,072)
Cash flows from financing activities:
Net increase (decrease) in deposits	273,292	775,418	(71,320)
Increase (decrease) in federal funds purchased	—	(5,000)	5,000
Increase (decrease) in repurchase agreements	(60,669)	(1,172)	15,779
Proceeds from FHLB advances	5,000	19,000	50,000
Repayment of FHLB advances	(40,083)	(39,000)	(56,000)
Proceeds from short-term debt	—	5,000	—
Proceeds from long-term debit	—	94,253	—
Repayment of short-term debt	—	(5,000)	—
Repayment of long-term debt	—	—	(7,724)
Repayment of junior subordinated debentures	—	—	(10,310)
Proceeds from issuance of common stock	1,937	610	655
Direct expenses related to capital transactions	(206)	—	—
Purchase of treasury stock	(326)	(213)	(1,293)
Dividends paid on common stock	(14,721)	(12,814)	(11,863)
Net cash provided by (used in) financing activities	164,224	831,082	(87,076)
Increase (decrease) in cash and cash equivalents	(248,679)	332,201	(56,320)
Cash and cash equivalents at beginning of period	417,281	85,080	141,400
Cash and cash equivalents at end of period	$168,602	$417,281	$85,080

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,261	$16,645	$23,544
Income taxes	18,966	18,624	15,556
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$249	$783	$3,570
Fixed assets transferred to other real estate	3,971	—	—
Dividends reinvested in common stock	333	680	805
Initial recognition of right-of-use assets	—	—	14,116
Initial recognition of lease liabilities	—	—	14,116
Net tax benefit related to option and deferred compensation plans	—	22	56
Supplemental disclosure of purchase of capital stock of LINCO Bancshares, Inc.
Fair value of assets acquired	$1,170,699
Consideration paid:
Cash paid	103,500
Common stock issued	44,191
Total consideration paid	147,691
Fair value of liabilities assumed	$1,023,008

See accompanying notes to consolidated financial statements.

First Mid Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2021 presentation and there was no impact on net income or stockholders’ equity from these reclassifications. The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

COVID-19

The COVID-19 outbreak was an unprecedented event that continues to provide significant economic uncertainty for a broad spectrum of industries. The Company is focused on supporting its customers, communities, and employees during this unique operating environment. Throughout this document, the Company describes the impact COVID-19 is having, actions taken as a result of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Acquisitions

Delta Bancshares Company.  On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Delta Merger Sub”), entered into an Agreement and Plan of Merger (the “Delta Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta will merge with and into Merger Sub, whereupon the separate corporate existence of Delta will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Delta Merger”). The Delta Merger was completed on February 14, 2022.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Delta Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Delta Merger (other than shares held in treasury by Delta) converted into and became the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the Delta Merger to Delta’s shareholders and option holders was approximately $15.2 million in cash and 2,292,270 shares of Company common stock. Delta’s outstanding stock options vested upon consummation of the Delta Merger, and all outstanding Delta options that were unexercised prior to the effective time of the Delta Merger were cashed out.

It is anticipated that Delta’s wholly owned bank subsidiary, Jefferson Bank, will be merged with and into First Mid Bank during the second quarter of 2022. At the time of the bank merger, Jefferson Bank’s banking offices will become branches of First Mid Bank. As of December 31, 2021, Jefferson Bank had total consolidated assets of approximately $718 million, loans of approximately $424 million and total deposits of approximately $560 million.

LINCO Bancshares, Inc.  On September 25, 2020, the Company and Eval Sub Inc., a wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Merger Sub merged with and into LINCO, whereupon the separate corporate existence of Merger Sub ceased and LINCO continued as the surviving company and a wholly owned subsidiary of the Company (the "LINCO Merger").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration payable by the Company at the closing of the Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO collectively elected pursuant to the Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger. In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The LINCO Merger closed on February 22, 2021, and Providence Bank merged into First Mid Bank on May 15, 2021.

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

2020 Loan Purchase

During 2020, First Mid Bank completed an acquisition of loans in the St. Louis metro market totaling $183 million. There were no loans purchased with deteriorated credit.

2021 Loan Purchase

During 2021, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $208 million.  There were no loans purchased with deteriorated credit.  First Mid Bank also assumed $219 million of related customer deposits and recorded a core deposit intangible asset of approximately $4.9 million that is being amortized on an accelerated basis over ten years.

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

Loans

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and the allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximate the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding.

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

Allowance for Credit Losses

The Company believes the allowance for credit losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, and estimated collateral values. In assessing these factors, the Company uses organizational history and experience with credit decisions and related outcomes. The allowance for credit losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for credit losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for credit losses at least quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for credit losses is adjusted.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense and determined principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

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

Captive Insurance Company

First Mid Captive, Inc. ("the Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada- based captive insurance company. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,400,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

Wealth Management Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. First Mid Wealth Management Company managed assets totaling $5.1 billion and $4.5 billion at December 31, 2021 and 2020, respectively.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. The Company awarded 48,575, 25,950 and 26,700 shares during 2021, 2020, and 2019, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 5% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2021, 2020, and 2019, 11,748, 11,037 and 8,899 shares, respectively were issued pursuant to the ESPP.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2021 substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description of the revenue- generating activities that are within the scope of ASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

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

As each of the Company’s facilities are located in markets with similar economies, no disaggregation of revenue is necessary.

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

Accounting Standards Update 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, FASB issued ASU 2018-13. This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. As ASU 2018-13 only revised disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). In June 2016, FASB issued ASU 2016-13. The provisions of ASU 2016-13 require an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for- sale debt securities. ASU 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.

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

The following table illustrates the impact of ASU 2016-13 adoption for PCD assets previously classified as PCI included in the table above (in thousands):

	January 1, 2020
	As reported	Pre-ASU	Impact of ASU
	under ASU	2016-13	2016-13
	2016-13	Adoption	Adoption
Construction and Land Development	$291	$—	$291
1-4 Family Residential Properties	48	6	42
Commercial Real Estate	818	359	459
Commercial and Industrial	41	—	41
Allowance for credit losses for all loans	$1,198	$365	$833

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of December 31, 2021 and 2020 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2021
Net unrealized losses on securities available-for-sale	$(1,170)
Tax benefit	339
Balance at December 31, 2021	$(831)
December 31, 2020
Net unrealized gains on securities available-for-sale	$24,077
Tax expense	(6,982)
Balance at December 31, 2020	$17,095

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2021, 2020, and 2019, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2021	2020	2019	Statements of Income
Realized gains on available-for-sale securities	$124	$1,106	$802	Securities gains, net (total reclassified amount before tax)
	(36)	(321)	(233)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$88	$785	$569	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Basic net income per common share available to common stockholders:
Net income available to common stockholders	51,490,000	45,270,000	47,943,000
Weighted average common shares outstanding	17,886,998	16,716,880	16,675,269
Basic earnings per common share	$2.88	$2.71	$2.88
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$51,490,000	$45,270,000	$47,943,000
Weighted average common shares outstanding	17,886,998	16,716,880	16,675,269
Dilutive potential common shares:
Restricted stock awarded	52,009	45,976	34,207
Dilutive potential common shares	52,009	45,976	34,207
Diluted weighted average common shares outstanding	17,939,007	16,762,856	16,709,476
Diluted earnings per common share	$2.87	$2.70	$2.87

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $0, $0, and $18,038,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, the Company's cash accounts exceeded federal insurance limits by $21.6 million. There have been no losses on these accounts.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2021 and 2020 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$80	$(4,863)	$203,815
Obligations of states and political subdivisions	383,991	12,123	(657)	395,457
Mortgage-backed securities: GSE residential	799,456	4,292	(12,710)	791,038
Other securities	30,546	671	(105)	31,112
Total available-for-sale	$1,422,591	$17,166	$(18,335)	$1,421,422
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$5	$—	$5,006
Other securities	2,029	—	—	2,029
Total held-to-maturity	$7,030	$5	$—	$7,035
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,067	$790	$(788)	$127,069
Obligations of states and political subdivisions	237,886	11,995	(37)	249,844
Mortgage-backed securities: GSE residential	479,470	12,038	(160)	491,348
Other securities	10,740	252	(13)	10,979
Total available-for-sale	$855,163	$25,075	$(998)	$879,240
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016	$103	$—	$5,119

The Company also had $397,000 and $218,000 of equity securities, at fair value, as of December 31, 2021 and 2020, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2021, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Proceeds from sales	$611	$9,061	$60,900
Gross gains	124	1,132	875
Gross losses	—	(26)	(73)
Income tax expense	36	321	233

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2021 and the weighted average yield for each range of maturities (dollars in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$132,009	$60,744	$11,062	$—	$203,815
Obligations of state and political subdivisions	26,159	87,639	205,518	76,141	395,457
Mortgage-backed securities: GSE residential	13,677	309,961	467,400	—	791,038
Other securities	3,522	18,167	5,956	3,467	31,112
Total available-for-sale	$175,367	$476,511	$689,936	$79,608	$1,421,422
Weighted average yield	1.55%	2.04%	1.67%	2.11%	1.80%
Full tax-equivalent yield	1.72%	2.22%	1.87%	2.64%	2.01%
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$—	$—	$—	$5,001
Other securities	—	—	—	2,029	2,029
Total held-to-maturity	$5,001	$—	$—	$2,029	$7,030
Weighted average yield	2.06%	—%	—%	—%	2.06%
Full tax-equivalent yield	2.06%	—%	—%	—%	2.06%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax- equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2021.

Investment securities carried at approximately $590 million and $531 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2021 and 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,316	$(1,927)	$139,846	$(2,936)	$188,162	$(4,863)
Obligations of states and political subdivisions	61,535	(657)	—	—	61,535	(657)
Mortgage-backed securities: GSE residential	562,699	(11,019)	46,504	(1,691)	609,203	(12,710)
Other securities	7,976	(105)	—	—	7,976	(105)
Total	$680,526	$(13,708)	$186,350	$(4,627)	$866,876	$(18,335)
December 31, 2020
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,211	$(788)	$—	$—	$59,211	$(788)
Obligations of states and political subdivisions	5,380	(37)	—	—	5,380	(37)
Mortgage-backed securities: GSE residential	57,609	(160)	2,377	—	59,986	(160)
Other securities	3,977	(13)	—	—	3,977	(13)
Total	$126,177	$(998)	$2,377	$—	$128,554	$(998)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2021, there were six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $139,846,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2020, there were no available-for-sale securities in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more at December 31, 2021 or 2020.

Obligations of states and political subdivisions. At December 31, 2021 and 2020 there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2021 there were fifteen mortgage-backed securities with a fair value of $46,504,000 and unrealized losses of $1,691,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2020, there were two mortgage-backed security with a fair value of $2,377,000 and unrealized losses of $0 in a continuous unrealized loss position for twelve months or more.

Other securities. At December 31, 2021 and 2020, there were no other securities in a continuous unrealized loss position for twelve months or more.

Maturities of investment securities were as follows at December 31, 2021 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$165,155	$161,689
Due after one-five years	162,158	166,550
Due after five-ten years	217,445	222,537
Due after ten years	78,377	79,608
	623,135	630,384
Mortgage-backed securities: GSE residential	799,456	791,038
Total available-for-sale	1,422,591	1,421,422
Held-to-maturity:
Due in one year or less	5,001	5,006
Due after ten years	2,029	2,029
Total held-to-maturity	$7,030	$7,035

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding

. A summary of loans at December 31, 2021 and 2020 follows (in thousands):

	2021	2020
Construction and land development	$145,156	$122,853
Agricultural real estate	279,001	254,662
1-4 family residential properties	399,932	325,480
Multifamily residential properties	298,974	189,265
Commercial real estate	1,666,764	1,176,290
Loans secured by real estate	2,789,827	2,068,550
Agricultural loans	151,344	137,333
Commercial and industrial loans	834,061	741,819
Consumer loans	78,538	78,023
All other loans	143,738	118,196
Gross loans	3,997,508	3,143,921
Less: Loans held for sale	2,748	1,924
	3,994,760	3,141,997
Less:
Net deferred loan fees, premiums and discounts	1,985	5,502
Allowance for credit losses	54,655	41,910
Net loans	$3,938,120	$3,094,585

Net loans increased $844 thousand as of December 31, 2021 compared to December 31, 2020. Of this increase, approximately $838.4 million were loans purchased from Providence Bank, and $208 million were loans purchased from Stifel Bank. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $14.7 million and $15.9 million at December 31, 2021 and 2020, respectively.

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large, impaired loans separately from non-impaired loans.

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

Beginning January 1, 2020, the allowance for credit losses was estimated using the current expected credit loss model ("CECL"). The Company uses the Loss Rate method to estimate the historical loss rate for all non-individually evaluated loans. Under this method, the allowance for credit losses is measured on a collective (pool) basis for loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a twelve-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

During 2021, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan pool.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2021, 2020, and 2019 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Twelve months ended December 31, 2021
Beginning Balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

Twelve months ended December 31, 2020
Beginning Balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

Twelve months ended December 31, 2019
Beginning Balance	$561	$1,246	$1,504	$11,102	$951	$9,893	$932	$26,189
Provision for credit loss expense	585	(153)	1,268	1,827	459	1,053	1,394	6,433
Loans charged off	—	—	1,478	1,743	24	1,828	1,253	6,326
Recoveries collected	—	—	92	12	—	155	356	615
Ending balance	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2021 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$483	$—	$—	$483	$224
1-4 family residential properties	3,703	—	—	3,703	149
Multifamily residential properties	1,746	—	—	1,746	—
Commercial real estate	10,290	—	—	10,290	798
Loans secured by real estate	16,222	—	—	16,222	1,171
Agricultural loans	325	—	—	325	—
Commercial and industrial loans	—	877	368	1,245	582
Consumer loans	—	—	5	5	—
All other loans	—	23	—	23	—
Total loans	$16,547	$900	$373	$17,820	$1,753

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021
Construction and land development loans
Pass	$38,656	$34,774	$23,505	$34,358	$3,760	$9,433	$—	$144,486
Special mention	110	—	—	—	—	—	—	110
Substandard	—	—	—	483	—	39	—	522
Total	$38,766	$34,774	$23,505	$34,841	$3,760	$9,472	$—	$145,118
Agricultural real estate loans
Pass	$78,793	$64,159	$25,713	$30,203	$12,142	$54,808	$—	$265,818
Special mention	872	259	4,028	384	69	6,087	—	11,699
Substandard	—	—	392	187	57	1,119	—	1,755
Total	$79,665	$64,418	$30,133	$30,774	$12,268	$62,014	$—	$279,272
1-4 family residential property loans
Pass	$78,889	$94,404	$35,554	$44,248	$30,735	$52,131	$42,800	$378,761
Special mention	234	—	1,934	499	2,601	1,196	41	6,505
Substandard	355	496	1,534	1,302	3,458	7,250	652	15,047
Total	$79,478	$94,900	$39,022	$46,049	$36,794	$60,577	$43,493	$400,313
Commercial real estate loans
Pass	$568,200	$417,334	$299,973	$174,448	$150,811	$304,585	$—	$1,915,351
Special mention	3,185	1,206	1,836	1,295	10,609	8,632	—	26,763
Substandard	2,007	714	6,242	1,179	4,646	8,238	—	23,026
Total	$573,392	$419,254	$308,051	$176,922	$166,066	$321,455	$—	$1,965,140
Agricultural loans
Pass	$105,378	$17,903	$5,612	$2,822	$924	$1,316	$—	$133,955
Special mention	13,725	436	2,648	150	13	64	—	17,036
Substandard	350	18	—	—	—	125	—	493
Total	$119,453	$18,357	$8,260	$2,972	$937	$1,505	$—	$151,484
Commercial and industrial loans
Pass	$279,814	$167,662	$119,702	$76,022	$22,888	$302,962	$—	$969,050
Special mention	613	399	1,463	182	477	819	—	3,953
Substandard	506	34	133	621	24	1,433	—	2,751
Total	$280,933	$168,095	$121,298	$76,825	$23,389	$305,214	$—	$975,754
Consumer loans
Pass	$27,948	$19,033	$16,978	$5,505	$4,297	$1,244	$—	$75,005
Special mention	68	54	38	9	—	—	—	169
Substandard	585	58	308	678	43	1,596	—	3,268
Total	$28,601	$19,145	$17,324	$6,192	$4,340	$2,840	$—	$78,442
Total loans
Pass	$1,177,678	$815,269	$527,037	$367,606	$225,557	$726,479	$42,800	$3,882,426
Special mention	18,807	2,354	11,947	2,519	13,769	16,798	41	66,235
Substandard	3,803	1,320	8,609	4,450	8,228	19,800	652	46,862
Total	$1,200,288	$818,943	$547,593	$374,575	$247,554	$763,077	$43,493	$3,995,523

	Term Loans by Origination Year						Revolving
Risk Rating	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020
Construction & Land Development Loans
Pass	$41,842	$40,989	$31,500	$2,760	$871	$3,822	$—	$121,784
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	128	—	517	—	50	—	695
Total	$41,842	$41,117	$31,500	$3,277	$871	$3,872	$—	$122,479
Agricultural Real Estate Loans
Pass	$73,630	$34,412	$37,839	$16,138	$13,559	$58,291	$—	$233,869
Special Mention	1,845	3,970	533	469	1,106	11,232	—	19,155
Substandard	—	—	800	208	64	245	—	1,317
Total	$75,475	$38,382	$39,172	$16,815	$14,729	$69,768	$—	$254,341
1-4 Family Residential Property Loans
Pass	$81,366	$29,695	$38,163	$23,086	$26,676	$62,942	$40,363	$302,291
Special Mention	192	2,142	523	2,720	247	1,578	293	7,695
Substandard	296	695	1,915	1,859	1,996	7,516	1,499	15,776
Total	$81,854	$32,532	$40,601	$27,665	$28,919	$72,036	$42,155	$325,762
Commercial Real Estate Loans
Pass	$368,750	$237,119	$171,591	$148,283	$143,400	$215,616	$—	$1,284,759
Special Mention	2,469	1,300	6,108	11,262	6,741	16,947	—	44,827
Substandard	1,863	40	7,081	2,022	4,905	18,435	—	34,346
Total	$373,082	$238,459	$184,780	$161,567	$155,046	$250,998	$—	$1,363,932
Agricultural Loans
Pass	$83,377	$15,680	$5,978	$1,838	$635	$2,856	$—	$110,364
Special Mention	21,070	4,483	694	224	148	38	—	26,657
Substandard	68	238	25	—	—	—	—	331
Total	$104,515	$20,401	$6,697	$2,062	$783	$2,894	$—	$137,352
Commercial & Industrial Loans
Pass	$371,683	$132,148	$70,497	$78,890	$42,439	$114,904	$—	$810,561
Special Mention	4,116	32,130	849	489	1,101	730	—	39,415
Substandard	889	2,360	532	1,689	136	969	—	6,575
Total	$376,688	$166,638	$71,878	$81,068	$43,676	$116,603	$—	$856,551
Consumer Loans
Pass	$31,609	$21,384	$12,084	$8,279	$3,150	$1,022	$—	$77,528
Special Mention	—	24	24	1	1	—	—	50
Substandard	15	16	111	95	67	120	—	424
Total	$31,624	$21,424	$12,219	$8,375	$3,218	$1,142	$—	$78,002
Total Loans
Pass	$1,052,257	$511,427	$367,652	$279,274	$230,730	$459,453	$40,363	$2,941,156
Special Mention	29,692	44,049	8,731	15,165	9,344	30,525	293	137,799
Substandard	3,131	3,477	10,464	6,390	7,168	27,335	1,499	59,464
Total	$1,085,080	$558,953	$386,847	$300,829	$247,242	$517,313	$42,155	$3,138,419

The following table presents the Company’s loan portfolio aging analysis at December 31, 2021 and 2020 (in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2021
Construction and land development	$159	$199	$203	$561	$144,557	$145,118	$—
Agricultural real estate	—	222	1	223	279,049	279,272	—
1-4 family residential properties	2,532	914	2,012	5,458	394,855	400,313	—
Multifamily residential properties	—	—	1,676	1,676	297,266	298,942	—
Commercial real estate	8,930	640	2,484	12,054	1,654,144	1,666,198	—
Loans secured by real estate	11,621	1,975	6,376	19,972	2,769,871	2,789,843	—
Agricultural loans	—	10	588	598	150,886	151,484	—
Commercial and industrial loans	381	302	1,156	1,839	830,169	832,008	—
Consumer loans	388	47	118	553	77,889	78,442	—
All other loans	1,854	—	—	1,854	141,892	143,746	—
Total loans	$14,244	$2,334	$8,238	$24,816	$3,970,707	$3,995,523	$—
December 31, 2020
Construction and land development	$—	$—	$128	$128	$122,351	$122,479	$—
Agricultural real estate	1,198	34	—	1,232	253,109	254,341	—
1-4 family residential properties	1,121	1,105	2,033	4,259	321,503	325,762	—
Multifamily residential properties	—	—	—	—	189,632	189,632	—
Commercial real estate	2,618	341	794	3,753	1,170,547	1,174,300	—
Loans secured by real estate	4,937	1,480	2,955	9,372	2,057,142	2,066,514	—
Agricultural loans	43	—	236	279	137,073	137,352	—
Commercial and industrial loans	2,426	8	1,420	3,854	734,459	738,313	—
Consumer loans	145	50	149	344	77,658	78,002	—
All other loans	—	—	—	—	118,238	118,238	—
Total loans	$7,551	$1,538	$4,760	$13,849	$3,124,570	$3,138,419	$—

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

Nonaccrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2021 and December 31, 2020 (in thousands). This table excludes performing purchased credit deteriorated loans and performing troubled debt restructurings.

	2021		2020
	Nonaccrual with no Allowance for		Nonaccrual with no Allowance for
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$25	$25	$162	$162
Agricultural real estate	237	336	359	359
1-4 family residential properties	5,252	5,252	6,747	6,930
Multifamily residential properties	1,982	1,982	2,181	2,181
Commercial real estate	7,554	7,920	7,345	8,760
Loans secured by real estate	15,050	15,515	16,794	18,392
Agricultural loans	560	560	659	659
Commercial and industrial loans	936	1,851	3,677	4,372
Consumer loans	179	179	327	327
Total loans	$16,725	$18,105	$21,457	$23,750

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $18.1 million and $23.8 million at December 31, 2021 and 2020, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $308,000, $921,000 and $906,000 in 2021, 2020, and 2019, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2021 and 2020 was $5,792,000 and $9,502,000, respectively. Approximately $765,000 and $1,016,000 in specific reserves were established with respect to these loans as of December 31, 2021 and 2020, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. There was no significant change between pre- and post-modification balances.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2021 and 2020 (in thousands).

Troubled debt restructurings:	2021	2020
Agricultural real estate	$245	$—
1-4 family residential properties	1,353	1,603
Commercial real estate	3,355	5,170
Loans secured by real estate	4,953	6,773
Agricultural loans	228	228
Commercial and industrial loans	479	2,389
Consumer loans	109	112
All other loans	23	—
Total	$5,792	$9,502
Performing troubled debt restructurings:
Agricultural real estate	$245	$—
1-4 family residential properties	882	1,268
Commercial real estate	2,552	3,045
Loans secured by real estate	3,679	4,313
Commercial and industrial loans	179	58
Consumer loans	50	2
All other loans	23	—
Total	$3,931	$4,373

The following table presents loans modified as TDRs during the years ended December 31, 2021 and 2020 as a result of various modified loan factors (dollars in thousands). The change in the recorded investment from pre-modification to post-modification was not material.

	December 31, 2021			December 31, 2020
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
Agricultural real estate	1	$245	(a)	—	$—
1-4 family residential properties	1	183	(a)(b)	2	87	(a)
Commercial real estate	1	679	(a)	4	3,622	(a)
Loans secured by real estate	3	1,107		6	3,709
Commercial and industrial loans	2	254	(a)	4	2,314	(a)
Consumer loans	4	50	(a)	1	8	(a)
All other loans	1	23	(a)	—	—
Total	10	$1,434		11	$6,031

Type of modifications:

(a)Change in payment terms

(b)Extension of maturity date

A loan is considered to be in payment default once it is ninety days past due under the modified terms. There was one loan modified as troubled debt restructurings during the prior twelve months that experienced defaults for years ended December 31, 2021. There were no loans modified as troubled debt restructuring during 2020.

At December 31, 2021 and 2020, the balance of real estate owned include $4,984,000 and $2,489,000 respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $411,000 and $713,000

Purchased Credit Deteriorated (PCD) Loans

During 2021, the Company acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

LINCO Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$64,647
Allowance for credit losses at acquisition	(2,074)
Non-credit discount/(premium) at acquisition	(187)
Fair value of purchased credit deteriorated loans at acquisition	$62,386

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2021 and 2020 consisted of (in thousands):

	2021	2020
Land	$22,682	$14,599
Buildings and improvements	67,225	53,147
Furniture and equipment	25,747	22,996
Leasehold improvements	4,736	3,636
Construction in progress	394	576
Subtotal	120,784	94,954
Accumulated depreciation and amortization	39,300	36,748
Total	$81,484	$58,206

Depreciation and amortization expense was $4.4 million, $3.8 million, and $3.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2021 and 2020 (in thousands):

	2021		2020
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill	$115,613	$3,760	$108,752	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	39,435	24,085	32,355	20,910
Customer list intangibles	20,561	6,808	16,389	5,222
	$178,624	$37,668	$160,511	$32,907

During the second quarter of 2021, goodwill of $1.4 million was recorded for the acquisition of certain assets used by BBM & Associates Inc., in connection with its trucking insurance business. All this goodwill was assigned to First Mid Insurance.

Goodwill of $9 million was provisionally recorded for the acquisition and merger of LINCO Bancshares, Inc. (“LINCO”) during the first quarter of 2021. All this goodwill was assigned to the banking segment of the Company. This goodwill was subsequently adjusted to $5.4 million to reflect adjustments made to finalize the purchase accounting.

The following table provides a reconciliation of the purchase price paid for the acquisition of LINCO and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$12,248
Less purchase accounting adjustments:
Fair value of securities	264
Fair value of loans, net	(2,818)
Fair value of other real estate owned	915
Fair value of premises and equipment	6,360
Fair value of time deposits	(2,081)
Fair value of FHLB advances	(975)
Fair value of subordinated debentures	—
Core deposit intangible	2,025
Other assets	3,293
Other liabilities	(184)
		6,799
Resulting goodwill from acquisition		$5,449

The unpaid principal balance of mortgage loans serviced for others was $90.2 million and $126.8 million at December 31, 2021 and 2020, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Beginning balance	$516	$1,444
Valuation recovery	544	(273)
Mortgage servicing rights amortized	(629)	(593)
I/O strip	(11)	(62)
Ending balance	$420	$516

Total amortization expense for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Core deposit intangibles	$3,176	$3,164	$3,729
Customer list intangibles	1,586	1,305	1,269
Mortgage servicing rights	629	593	850
	$5,391	$5,062	$5,848

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/22	$5,464
For year ended 12/31/23	4,804
For year ended 12/31/24	4,292
For year ended 12/31/25	3,861
For year ended 12/31/26	3,091

In accordance with the provisions of SFAS 142 ”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2021 and 2020, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The weighted average amortization period for core deposit, customer lists and total intangibles was 3.39, 4.51 and 3.86, respectively, at December 31, 2021.

Note 8 – Deposits

As of December 31, 2021 and 2020, deposits consisted of the following (in thousands):

	2021	2020
Demand deposits:
Non-interest bearing	$1,246,673	$936,926
Interest-bearing	1,452,765	1,031,183
Savings	626,523	499,427
Money market	1,068,473	748,179
Time deposits	562,052	477,069
Total deposits	$4,956,486	$3,692,784

Total interest expense on deposits for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Interest-bearing demand	$1,547	$1,462	$2,741
Savings	487	426	590
Money market	2,711	2,270	3,742
Time deposits	4,292	8,593	11,866
Total	$9,037	$12,751	$18,939

As of December 31, 2021, 2020, and 2019, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2021	2020	2019
Time deposit balances in denominations of more than $250,000	$117,887	$98,277	$107,285

The following table shows the amount of maturities for all time deposits as of December 31, 2021 (in thousands):

Less than 1 year	$417,991
1 year to 2 years	81,146
2 years to 3 years	29,135
3 years to 4 years	15,483
4 years to 5 years	18,233
Over 5 years	64
Total	$562,052

In 2021 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $291.4 million and $227.6 million in various checking accounts and time deposits as of December 31, 2021 and 2020, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2021 and 2020 borrowings consisted of the following (in thousands):

	2021	2020
Securities sold under agreements to repurchase	$146,268	$206,937
Federal Home Loan Bank (FHLB) fixed-term advances	86,446	93,969
Subordinated debt	94,400	94,253
Junior subordinated debentures	19,195	19,027
Total	$346,309	$414,186

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2021 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures
2022	$25,000	$—	$—
2023	20,000	—	—
2024	10,000	—	—
2025	10,858	—	4,124
2026	—	—	—
Thereafter	20,000	96,000	16,496
	85,858	96,000	20,620
Unamortized discount	588	(1,600)	(1,425)
	$86,446	$94,400	$19,195

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2021 the advances totaling $86 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	5.0	2.71%	March 21, 2022
5,000,000	1.0	0.00%	May 31, 2022
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

Securities sold under agreements to repurchase were $146.3 million at December 31, 2021, a decrease of $60.7 million from $206.9 million at December 31, 2020 primarily due to seasonal cash needs of customers. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 0.14%.

(In thousands)	2021	2020	2019
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$212,503	$350,288	$208,109
Average amount outstanding for the year	173,762	219,298	169,437

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2021	December 31, 2020
US Treasury securities and obligations of U.S. government corporations and agencies	$53,782	$37,423
Mortgage-backed securities: GSE: residential	92,486	168,480
Miscellaneous	—	1,034
Total	$146,268	$206,937

At December 31, 2021, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 9, 2021 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2021 and 2020.

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

The Company had approximately $1.6 million of costs, including a debt issuance discount of $1.3 million in connection with the debt issuance. This expense is being amortized to interest expense over the life of the notes. At December 31, 2021, the recorded balance of subordinated notes was $94,400,000.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.80%and 1.82%at December 31, 2021 and 2020). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.05%and 2.07%at December 31, 2021 and 2020, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (1.90% and 1.92% at December 31, 2021 and 2020, respectively) and resets quarterly.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2021 and 2020, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2021 and 2020, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2021, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk-weighted assets)
Company	$674,310	15.79%	$448,344	>10.50%	N/A	N/A
First Mid Bank	624,150	14.67%	446,711	>10.50%	$425,439	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	534,277	12.51%	362,945	> 8.50	N/A	N/A
First Mid Bank	578,517	13.60%	361,623	> 8.50	340,351	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	515,082	12.06%	298,896	> 7.00	N/A	N/A
First Mid Bank	578,517	13.60%	297,807	> 7.00	276,535	> 6.50
Tier 1 capital (to average assets)
Company	534,277	9.05%	236,151	> 4.00	N/A	N/A
First Mid Bank	578,517	9.83%	235,337	> 4.00	294,171	> 5.00

December 31, 2020
Total capital (to risk-weighted assets)
Company	$589,352	18.82%	$328,865	>10.50%	N/A	N/A
First Mid Bank	446,308	14.30%	327,685	>10.50%	$312,081	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	458,325	14.63%	266,224	> 8.50	N/A	N/A
First Mid Bank	409,534	13.12%	265,269	> 8.50	249,665	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	439,299	14.03%	219,243	> 7.00	N/A	N/A
First Mid Bank	409,534	13.12%	218,457	> 7.00	202,853	> 6.50
Tier 1 capital (to average assets)
Company	458,325	10.22%	179,302	> 4.00	N/A	N/A
First Mid Bank	409,534	9.18%	178,497	> 4.00	223,121	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2021 and 2020 were computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods were computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2021 and 2020, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,815	$—	$203,815	$—
Obligations of states and political subdivisions	395,457	—	395,358	99
Mortgage-backed securities	791,038	—	791,038	—
Other securities	31,112	—	31,112	—
Total available-for-sale securities	1,421,422	—	1,421,323	99
Equity securities	397	397	-	—
Derivative assets: interest rate swaps	809	—	809	—
Total assets	$1,422,628	$397	$1,422,132	$99

Derivative liabilities: interest swaps	$1,476	$—	$1,476	$—

December 31, 2020
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$127,069	$—	$127,069	$—
Obligations of states and political subdivisions	249,844	—	249,050	794
Mortgage-backed securities	491,348	—	491,348	—
Other securities	10,979	—	10,979	—
Total available-for-sale securities	879,240	—	878,446	794
Equity securities	218	218	193	0
Derivative assets: interest rate swaps	1,399	—	1,399	—
Total assets	$880,857	$218	$880,038	$794

Derivative liabilities: interest swaps	$2,892	$—	$2,892	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	Obligations of State and Political
	Subdivisions
	December 31, 2021	December 31, 2020
Beginning balance	$794	$973
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in net income	3	5
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(698)	(184)
Ending balance	$99	$794
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral Dependent Loans

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2021 was $7,987,000 and a fair value of $6,750,000 resulting in specific loss exposures of $1,237,000. As of December 31, 2020, the total carrying amount of loans for which a change specific allowance has occurred was $16,789,000. These loans had a fair value of $14,876,000 which resulted in specific loss exposures of $1,913,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2021 was $4,984,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $2,068,000. The total carrying amount of other real estate owned as of December 31, 2020 was $2,489,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $290,000.

Mortgage Servicing Rights

As of December 31, 2021, mortgage servicing rights had a carrying value of $468,000 and a fair value of $420,000 resulting in a valuation reserve of $47,000. As of December 31, 2020, mortgage servicing rights had a carrying value of $1,098,000 and a fair value of $516,000 resulting in a valuation reserve of $581,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Collateral dependent loans	$6,750	$—	$—	$6,750
Foreclosed assets held for sale	2,068	—	—	2,068
Mortgage servicing rights	420	—	—	420
December 31, 2020
Collateral dependent loans	$14,876	$—	$—	$14,876
Foreclosed assets held for sale	290	—	—	290
Mortgage servicing rights	517	—	—	517

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2021.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,750	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	2,068	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	420	Third party valuations	PSA standard prepayment model rate	205 -513	(273)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2020.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$14,876	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	290	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	517	Third party valuations	PSA standard prepayment model rate	242 - 441	(384)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets
Cash and due from banks	$167,242	$167,242	$167,242	$—	$—
Federal funds sold	1,360	1,360	1,360	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,421,422	1,421,422	—	1,421,323	99
Held-to-maturity securities	7,030	7,034	2,029	5,005	—
Equity securities	397	397	397	—	—
Loans held for sale	2,748	2,748	—	2,748	—
Loans net of allowance for credit losses	3,938,120	3,889,870	—	—	3,889,870
Interest receivable	19,868	19,868	—	19,868	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$4,956,486	$4,956,738	$—	$4,394,434	$562,304
Securities sold under agreements to repurchase	146,268	146,274	—	146,274	—
Interest payable	1,346	1,346	—	1,346	—
Federal Home Loan Bank borrowings	86,446	86,248	—	86,248	—
Subordinated debentures	94,400	94,400	—	94,400	—
Junior subordinated debentures	19,195	15,012	—	15,012	—

December 31, 2020
Financial assets
Cash and due from banks	$415,973	$415,973	$415,973	$—	$—
Federal funds sold	1,308	1,308	1,308	—	—
Certificates of deposit investments	2,695	2,695	—	2,695	—
Available-for-sale securities	879,240	879,240	—	878,446	794
Held-to-maturity securities	5,016	5,119	—	5,119	—
Equity securities	218	218	218	—	—
Loans held for sale	1,924	1,924	—	1,924	—
Loans net of allowance for credit losses	3,094,585	3,056,344	—	—	3,056,344
Interest receivable	19,287	19,287	—	19,287	—
Federal Reserve Bank stock	9,401	9,401	—	9,401	—
Federal Home Loan Bank stock	5,450	5,450	—	5,450	—
Financial liabilities
Deposits	$3,692,784	$3,697,105	$—	$3,215,715	$481,390
Securities sold under agreements to repurchase	206,937	206,945	—	206,945	—
Interest payable	2,345	2,345	—	2,345	—
Federal Home Loan Bank borrowings	93,969	96,669	—	96,669	—
Subordinated debentures	94,253	94,253	—	94,253	—
Junior subordinated debentures	19,027	14,604	—	14,604	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2021, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,295,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,295,000 as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2021 and 2020, the Company issued 9,513 common shares and 12,921 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2021 and 2020.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. All previously issued, unexercised options expired on December 16, 2018. The Company awarded 48,575, 25,950 and 26,700 shares (under the 2017 Stock Incentive Plan) during 2021, 2020, and 2019, respectively, as stock and stock unit awards.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Stock and stock unit awards:
Pre-tax compensation expense	$1,304	$774	$453
Income tax benefit	(274)	(163)	(95)
Total share-based compensation expense, net of income taxes	$1,030	$611	$358

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	42,220	$34.62	37,908	$35.49	24,280	$38.92
Granted	48,575	34.42	25,950	34.46	26,700	33.31
Vested	(28,355)	35.02	(21,305)	35.99	(13,072)	37.42
Forfeited	(400)	(34.34)	(333)	(33.31)	0	0.00
Nonvested, end of year	62,040	$34.27	42,220	$34.62	37,908	$35.49
Fair value of shares vested		$993,094		$766,774		$489,110

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2021, 2020, and 2019, there was $1,684,000, $1,156,000, and $1,053,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees, and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $3,649,000, $2,623,000 and $2,429,000 in 2021, 2020, and 2019, respectively. The Company also has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a senior officer that retired December 31, 2013. Total expense under this agreement amounted to $27,000, $28,000 and $32,000 in 2021, 2020, and 2019 respectively. The current liability recorded for this agreement was $419,000 and $441,000, as of December 31, 2021 and 2020, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Current
Federal	$12,269	$12,315	$8,538
State	6,384	7,120	4,900
Total current	18,653	19,435	13,438
Deferred
Federal	(2,562)	(3,318)	1,368
State	(793)	(1,645)	517
Total deferred	(3,355)	(4,963)	1,885
Total	$15,298	$14,472	$15,323

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). The principal reasons for the difference are as follows (in thousands):

	2021	2020	2019
Expected income taxes	$14,025	$12,546	$13,286
Effects of:
Tax-exempt income from bank owned life insurance	(575)	(363)	(563)
Other tax exempt income	(2,072)	(1,758)	(1,701)
Nondeductible interest expense	17	45	70
State taxes, net of federal taxes	4,417	4,325	4,280
Other items	(514)	(323)	(49)
Total	$15,298	$14,472	$15,323

Tax expense recorded by the Company during 2020 and 2019 did not include any interest or penalties. Tax expense recorded during 2021 included interest of approximately $2,100. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	2021	2020
Deferred tax assets:
Allowance for credit losses	$12,957	$11,858
Available-for-sale investment securities	339	—
Deferred compensation	4,025	3,486
Supplemental retirement	460	126
Core deposit premium and other intangible assets	—	948
Deferred loan costs	163	987
Stock compensation expense	79	80
Deferred revenue	443	460
Acquisition costs	217	265
Other	1,139	682
Total gross deferred tax assets	19,822	18,892
Deferred tax liabilities:
Deferred expenses	107	108
Intangibles amortization	6,480	5,034
Prepaid expenses	985	863
FHLB stock dividend	23	23
Depreciation	3,463	2,566
Purchase accounting	915	7,937
Accumulated accretion	111	135
Mortgage servicing rights	118	148
Available-for-sale investment securities	—	6,941
Other	321	—
Total gross deferred tax liabilities	12,523	23,755
Net deferred tax assets (liabilities)	$7,299	$(4,863)

During 2021, a net deferred tax asset was recorded in other assets on the consolidated balance sheets. During 2020, a net deferred tax liability was recorded in other liabilities. No valuation allowance related to deferred tax assets was recorded at December 31, 2021 and 2020 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2021. As of December 31, 2021, approximately $54.7 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Unused commitments and lines of credit:
Commercial real estate	$118,190	$56,309
Commercial operating	529,035	396,345
Home equity	59,422	40,464
Other	293,339	112,327
Total	$999,986	$605,445
Standby letters of credit	$14,403	$10,048

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2021 and 2020. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $123,614,000 and $55,125,000 at December 31, 2021 and 2020, respectively. Activity during 2021 and 2020 was as follows (in thousands):

	2021	2020
Beginning balance	$55,125	$88,536
New loans	117,927	49,439
Loan repayments	(49,438)	(1,511)
Retired director no longer a related party	—	(81,339)
Ending balance	$123,614	$55,125

Deposits from related parties held by First Mid Bank at December 31, 2021 and 2020 totaled $33,036,000 and $48,478,000, respectively.

Note 19 -- Business Combinations

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Missouri corporation and wholly owned subsidiary of the Company ("Eval Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby Eval Merger Sub will merge with and into LINCO, whereupon the separate corporate existence of Eval Merger Sub will cease and LINCO will continue as the surviving company and a wholly owned subsidiary of the Company (the "LINCO Merger").

Subject to the terms and conditions of the LINCO Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and became the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the LINCO Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock. In addition, immediately prior to the closing of the proposed merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million. The LINCO Merger closed on February 22, 2021.

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

	Acquired Book		As Recorded by
	Value	Adjustments	First Mid Bank
Assets
Cash and due from banks	$130,561	$—	$130,561
Investment securities	119,234	264	119,498
Loans	838,377	(9,401)	828,976
Allowance for loan losses	(8,656)	6,583	(2,073)
Other real estate owned	8,435	915	9,350
Premises and equipment	23,440	6,360	29,800
Goodwill	20,503	(15,054)	5,449
Core deposit intangible	123	2,025	2,148
Right of use asset	—	794	794
Other assets	43,697	2,499	46,196
Total assets acquired	$1,175,714	$(5,015)	$1,170,699
Liabilities and stockholders' equity
Deposits	$988,329	$2,081	$990,410
Securities sold under agreements to repurchase	—	—	—
FHLB advances	26,941	975	27,916
Other borrowings	—	—	—
Lease liability	—	794	794
Other liabilities	4,498	(610)	3,888
Total liabilities assumed	1,019,768	3,240	1,023,008
Net assets acquired	$155,946	$(8,255)	$147,691
Consideration paid
Cash			$103,500
Common stock			44,191
Total consideration paid			$147,691

The Company has recognized approximately $9.1 million, pre-tax, of acquisition costs for the LINCO Merger. Of this amount, $8.6 million was recognized during 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $2.1 million and the assumed FHLB advances of $975,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible assets, with a fair value of $2.1 million, are being amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Twelve months ended December 31,
	2021	2020
Net interest income	$173,676	$169,430
Provision for loan losses	15,351	18,242
Non-interest income	70,879	66,228
Non-interest expense	159,778	152,596
Income before income taxes	69,426	64,820
Income tax expense	15,994	15,944
Net income available to common stockholders	$53,432	$48,876
Earnings per share
Basic	$2.99	$2.72
Diluted	$2.98	$2.71
Basic weighted average shares outstanding	17,886,998	17,979,126
Diluted weighted average shares outstanding	17,939,007	18,025,102

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2021, substantially all of the Company's leases are operating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

1.	An entity need not reassess whether any expired or existing contracts contain leases.
2.	An entity need not reassess the lease classification for any expired or existing leases.
3.	An entity needs to reassess initial direct costs for any existing leases.

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

	2021	2020
Operating lease right-of-use assets	$15,116	$17,209
Operating lease liabilities	15,322	17,351
Weighted-average remaining lease term	6.6 years	7.3 years
Weighted-average discount rate	2.70%	2.85%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2022	$2,563
2023	2,421
2024	1,864
2025	1,568
2026	1,282
Thereafter	7,701
Total minimum lease payments	17,399
Less imputed interest	(2,077)
Total lease liability	$15,322

The components of lease expense for the twelve months ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Operating lease cost	$2,515	$2,717
Short-term lease cost	260	56
Variable lease cost	871	491
Total lease cost	3,646	3,264
Income from subleases	(527)	(730)
Net lease cost	$3,119	$2,534

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2021	2020
Operating cash flows from operating leases	$2,872	$2,766

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2021 and 2020 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2021
Interest rate swap agreements	Other liabilities	7.3	$13,900	$(1,476)

December 31, 2020
Interest rate swap agreements	Other liabilities	8.3	$14,334	$(2,892)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2021 and 2020 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2021	2020
Interest rate swap agreements	Interest income on loans	$(827)	$1,168

Derivative	Location of Gain (Loss) on Hedged Items	2021	2020
Interest rate swap agreements	Interest income on loans	$827	$(1,168)

As of December 31, 2021, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
Loans	$13,234	$667

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2021 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2021
Interest rate swap agreements	Other assets	6.0	$40,886	$809
Interest rate swap agreements	Other liabilities	6.0	40,886	(809)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2021	2020
Assets
Cash	$28,421	$122,163
Premises and equipment, net	4,377	4,423
Investment in subsidiaries	713,296	553,150
Other assets	4,048	4,062
Total assets	$750,142	$683,798
Liabilities and stockholders’ equity
Liabilities
Debt	$113,595	$113,280
Other liabilities	2,653	2,290
Total liabilities	116,248	115,570
Stockholders’ equity	633,894	568,228
Total liabilities and stockholders’ equity	$750,142	$683,798

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2021	2020	2019
Income:
Dividends from subsidiaries	$28,075	$29,663	$38,688
Other income	9	43	12
Total income	28,084	29,706	38,700
Operating expenses	9,630	4,697	4,492
Income before income taxes and equity in undistributed earnings of subsidiaries	18,454	25,009	34,208
Income tax benefit	2,656	1,231	1,256
Income before equity in undistributed earnings of subsidiaries	21,110	26,240	35,464
Equity in undistributed earnings of subsidiaries	30,380	19,030	12,479
Net income	51,490	45,270	47,943
Other comprehensive income (loss), net of taxes	(17,926)	8,735	14,833
Comprehensive income	$33,564	$54,005	$62,776

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$51,490	$45,270	$47,943
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, amortization, accretion, net	350	104	125
Dividends received from subsidiary	28,075	29,663	38,688
Equity in undistributed earnings of subsidiaries	(30,380)	(19,030)	(12,479)
Increase in other assets	(206,880)	(30,121)	(39,042)
Increase in other liabilities	1,760	1,349	(17,104)
Net cash provided by (used in) operating activities	(155,585)	27,235	18,131
Cash flows from investing activities:
Investment in subsidiary	—	(700)	(343)
Net cash from business acquisition	30,968	—	310
Net cash provided by (used in) investing activities	30,968	(700)	(33)
Cash flows from financing activities:
Repayment of short-term debt	—	(5,000)	—
Proceeds from short-term debt	—	5,000	—
Repayment of long-term debt	—	—	(10,310)
Issuance of subordinated debt	—	94,253	—
Proceeds from issuance of common stock	46,128	610	589
Payment to repurchase common stock	(326)	(213)	(1,293)
Direct expense related to capital transactions	(206)	—	—
Dividends paid on common stock	(14,721)	(12,814)	(11,863)
Net cash provided by (used in) financing activities	30,875	81,836	(22,877)
Increase (decrease) in cash	(93,742)	108,371	(4,779)
Cash at beginning of year	122,163	13,792	18,571
Cash at end of year	$28,421	$122,163	$13,792

Note 23 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2021 and 2020 (in thousands):

	Quarters ended in 2021
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$40,816	$46,635	$49,263	$46,299
Interest expense	4,052	3,888	3,767	3,555
Net interest income	36,764	42,747	45,496	42,744
Provision for loan losses	12,136	(560)	1,103	2,472
Net interest income after provision for loan losses	24,628	43,307	44,393	40,272
Other income	17,749	17,535	16,359	18,124
Other expense	37,600	45,264	36,321	36,394
Income before income taxes	4,777	15,578	24,431	22,002
Income taxes	668	3,357	6,105	5,168
Net income	$4,109	$12,221	$18,326	$16,834
Basic earnings per common share	$0.24	$0.68	$1.01	$0.93
Diluted earnings per common share	0.24	0.68	1.01	0.93

	Quarters ended in 2020
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$34,741	$35,535	$36,295	$37,570
Interest expense	4,868	3,953	3,778	4,130
Net interest income	29,873	31,582	32,517	33,440
Provision for loan losses	5,481	6,136	3,883	603
Net interest income after provision for loan losses	24,392	25,446	28,634	32,837
Other income	16,510	13,885	13,578	15,547
Other expense	27,731	26,098	26,927	30,331
Income before income taxes	13,171	13,233	15,285	18,053
Income taxes	3,172	3,096	3,720	4,484
Net income	$9,999	$10,137	$11,565	$13,569
Basic earnings per common share	$0.60	$0.61	$0.69	$0.81
Diluted earnings per common share	0.60	0.60	0.69	0.81

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc.  (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2022, expressed an unqualified opinion.

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

Our audit procedures related to the estimated ACL included the following procedures, among others.

•	Obtaining an understanding of the Company’s process for establishing the ACL, including model selection and the qualitative and forecast factor adjustments of the ACL and any limitations of the model
•

Testing the design and operating effectiveness of internal controls, including those related to technology over the ACL calculation, including data completeness and accuracy, verification of historical net loss data and calculated net loss rates, the establishment of qualitative and forecast adjustments, grading and risk classification of loans by segment, including internal independent loan review functions, establishment of reserves on individually evaluated loans and management’s review controls over the ACL as a whole

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

March 2, 2022

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 2, 2022

Joseph R. Dively

President and Chief Executive Officer

Matthew K. Smith

Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 2, 2022 expressed an unqualified opinion.

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

March 2, 2022

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company. This code of conduct is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred compensation plan	—	$—	305,722	(1)
(B) Stock incentive plan	—	—	302,899	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	$—	608,621

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of restricted stock and/or restricted stock units.
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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2021 and 2020
•	Consolidated Statements of Income -- For the Years Ended December 31, 2021, 2020, and 2019
•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2021, 2020, and 2019
•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2021, 2020, and 2019
•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2021, 2020, and 2019.

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

2.3

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Brock Sub LLC and Delta Bancshares Company, dated July 28, 2021 Incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2021.

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
10.20

Third Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 9, 2021                                                                                                                                                                            Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.21

Fourth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of February 7, 2022                                                                                                                                                                    Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022.

10.22

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on February 22, 2021

21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: March 2, 2022

Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of February 2022, by the following persons on behalf of the Company and in the capacities listed.

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

Gisele A. Marcus