Form 10-Q
period 2022-03-31
FIRST MID BANCSHARES, INC.
filed 2022-05-09
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 20,448,799 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks:
Non-interest bearing	$112,276	$90,907
Interest bearing	105,796	76,335
Federal funds sold	5,908	1,360
Cash and cash equivalents	223,980	168,602
Certificates of deposit	1,960	2,450
Investment securities:
Available-for-sale, at fair value	1,466,950	1,421,422
Held-to-maturity, at amortized cost (estimated fair value of $2,998 and $7,035 at March 31, 2022 and December 31, 2021, respectively)	2,998	7,030
Equity securities, at fair value	369	397
Loans held for sale	2,037	2,748
Loans	4,452,524	3,992,775
Less allowance for credit losses	(58,474)	(54,655)
Net loans	4,394,050	3,938,120
Interest receivable	22,365	19,868
Other real estate owned	4,794	4,984
Premises and equipment, net	89,319	81,484
Goodwill	140,465	111,853
Intangible assets, net	34,034	29,523
Bank owned life insurance	149,041	132,375
Right of use lease assets	15,242	15,116
Other assets	84,402	50,610
Total assets	$6,632,006	$5,986,582
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,373,881	$1,246,673
Interest bearing	4,113,424	3,709,813
Total deposits	5,487,305	4,956,486
Securities sold under agreements to repurchase	187,326	146,268
Interest payable	2,466	1,346
FHLB borrowings	126,396	86,446
Junior subordinated debentures, net	19,237	19,195
Subordinated debt, net	94,438	94,400
Lease liabilities	15,458	15,322
Other liabilities	32,995	33,225
Total liabilities	5,965,621	5,352,688
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 21,065,888 and 18,708,746 shares in 2022 and 2021, respectively; outstanding 20,437,183 and 18,080,303 shares in 2022 and 2021 respectively	86,264	76,835
Additional paid-in capital	426,148	340,419
Retained earnings	246,805	234,162
Deferred compensation	468	2,517
Accumulated other comprehensive loss	(74,028)	(831)
Less treasury stock at cost, 628,705 shares in 2022 and 628,443 shares in 2021	(19,272)	(19,208)
Total stockholders’ equity	666,385	633,894
Total liabilities and stockholders’ equity	$6,632,006	$5,986,582

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended March 31,
(In thousands, except per share data)	2022	2021
Interest income:
Interest and fees on loans	$39,908	$35,886
Interest on investment securities	7,170	4,842
Interest on certificates of deposit investments	12	14
Interest on deposits with other financial institutions	55	74
Total interest income	47,145	40,816
Interest expense:
Interest on deposits	2,148	2,484
Interest on securities sold under agreements to repurchase	67	70
Interest on FHLB borrowings	276	374
Interest on junior subordinated debentures	146	140
Interest on subordinated debentures	986	984
Total interest expense	3,623	4,052
Net interest income	43,522	36,764
Provision for loan losses	2,952	12,136
Net interest income after provision for loan losses	40,570	24,628
Other income:
Wealth management revenues	5,975	4,926
Insurance commissions	7,104	5,857
Service charges	2,056	1,364
Securities gains, net	—	4
Mortgage banking revenue, net	444	1,409
ATM / debit card revenue	2,898	2,699
Bank owned life insurance	844	637
Other	1,767	853
Total other income	21,088	17,749
Other expense:
Salaries and employee benefits	24,302	23,487
Net occupancy and equipment expense	6,155	4,970
Net other real estate owned expense	(33)	78
FDIC insurance	426	452
Amortization of intangible assets	1,522	1,220
Stationery and supplies	311	316
Legal and professional	1,734	1,402
ATM / debit card	1,078	838
Marketing and donations	873	502
Other	4,020	4,335
Total other expense	40,388	37,600
Income before income taxes	21,270	4,777
Income taxes	4,654	668
Net income	$16,616	$4,109
Per share data:
Basic net income per common share	$0.86	$0.24
Diluted net income per common share	0.86	0.24
Cash dividends declared per common share	0.220	0.205

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Net income	$16,616	$4,109
Other comprehensive loss
Unrealized losses on available-for-sale securities, net of taxes of $29,898 and $4,903 for three months ended March 31, 2022 and 2021, respectively	(73,197)	(12,005)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $1 for three months ended March 31, 2022 and 2021, respectively	—	(3)
Other comprehensive loss, net of taxes	(73,197)	(12,008)
Comprehensive loss	$(56,581)	$(7,899)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2022 and 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	16,616	—	—	—	16,616
Other comprehensive loss, net tax	—	—	—	—	(73,197)	—	(73,197)
Cash dividends on common stock (.220/share)	—	—	(3,973)	—	—	—	(3,973)
Issuance of 1,939 common shares pursuant to the deferred compensation plan	8	75	—	—	—	—	83
Issuance of 54,834 restricted shares pursuant to 2017 stock incentive plan	219	2,040	—	—	—	—	2,259
Issuance of 4,950 common shares pursuant to 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 3,149 common shares pursuant to the employee stock purchase plan	13	111	—	—	—	—	124
Issuance of 2,292,270 common shares pursuant to the acquisition of Delta Bancshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company		(31)					(31)
Purchase of 262 shares of treasury stock						(11)	(11)
Deferred compensation	—	—	—	(2,518)	—	(53)	(2,571)
Grant of restricted units pursuant to 2017 stock incentive plan		1,529					1,529
Release of restricted units pursuant to 2017 stock incentive plan		(1,216)					(1,216)
Vested restricted shares/units compensation expense	—	39	—	469	—	—	508
March 31, 2022	$86,264	$426,148	$246,805	$468	$(74,028)	$(19,272)	$666,385

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	4,109	—	—	—	4,109
Other comprehensive income, net tax	—	—	—	—	(12,008)	—	(12,008)
Cash dividends on common stock (.205/share)	—	—	(3,427)	—	—	—	(3,427)
Issuance of 4896 common shares pursuant to the dividend reinvestment plan	17	154	—	—	—	—	171
Issuance of 18,397 common shares pursuant to the deferred compensation plan	3	15	—	—	—	—	18
Issuance of 27,750 restricted shares pursuant to the 2017 stock incentive plan	111	832	—	—	—	—	943
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to the acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 3,142 common shares pursuant to the employee stock purchase plan	13	62	—	—	—	—	75
Deferred compensation	—	—	—	(71)	—	71	—
Tax benefit related to deferred compensation distributions	—	179	—	—	—	—	179
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	(1,312)	—	—	(1,312)
March 31, 2021	$76,652	$338,897	$198,408	$1,597	$5,087	$(18,757)	$601,884

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$16,616	$4,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,952	12,136
Depreciation, amortization and accretion, net	3,777	2,692
Change in cash surrender value of bank owned life insurance	(844)	(637)
Stock-based compensation expense	508	262
Operating lease payments	(722)	(711)
Gain on investment securities, net	—	(4)
Gain on sales and write downs of other real estate owned, net	(210)	(35)
Loss on sale of loans	38	—
Loss on sale of other assets	4	—
Gain on sale of loans held for sale, net	(415)	(1,229)
(Increase) decrease in accrued interest receivable	(725)	2,034
Increase in accrued interest payable	745	262
Origination of loans held for sale	(18,931)	(42,379)
Proceeds from sale of loans held for sale	20,057	40,839
Increase in other investment	(487)	(84)
Decrease in other assets	2,616	454
Increase (decrease) in other liabilities	(846)	3,844
Net cash provided by operating activities	24,133	21,553
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	490	—
Proceeds from maturities of securities available-for-sale	39,854	68,541
Proceeds from maturities of securities held-to-maturity	5,000	—
Purchases of securities available-for-sale	(7,806)	(177,116)
Net (increase) decrease in loans	(41,434)	26,319
Purchases of premises and equipment	(27)	(1,195)
Proceeds from sales of other real property owned	475	116
Investment in banked owned life insurance	—	(25,000)
Net cash provided by acquisition	67,323	27,061
Net cash provided by (used in) investing activities	63,875	(81,274)
Cash flows from financing activities:
Net (decrease) increase in deposits	(29,558)	54,499
Increase in repurchase agreements	5,535	5,566
Proceeds from FHLB advances	20,000	—
Repayment of FHLB advances	(25,000)	(5,000)
Proceeds from issuance of common stock	406	179
Direct expenses related to capital transactions	(29)	—
Purchase of treasury stock	(11)	—
Dividends paid on common stock	(3,973)	(3,257)
Net cash (used in) provided by financing activities	(32,630)	51,987
Increase (decrease) in cash and cash equivalents	55,378	(7,734)
Cash and cash equivalents at beginning of period	168,602	417,281
Cash and cash equivalents at end of period	$223,980	$409,547

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,503	$3,183
Income taxes	—	—
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	198	45
Initial recognition of right-of-use assets	715	—
Initial recognition of lease liabilities	715	—
Dividends reinvested in common stock	—	171
Net tax benefit related to option and deferred compensation plans	—	179
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$750,063	$1,173,443
Consideration paid:
Cash paid	15,150	103,500
Common stock issued	92,172	44,191
Total consideration paid	107,322	147,691
Fair value of liabilities assumed	$642,741	$1,025,752

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), Jefferson Bank and Trust Company (“Jefferson Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2022 and 2021, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2022 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022. The Company operates as a one-segment entity for financial reporting purposes. The 2021 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

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

Delta Bancshares Company

On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Delta Merger Sub”), entered into an Agreement and Plan of Merger (the “Delta Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta merged with and into Merger Sub, whereupon the separate corporate existence of Delta ceased and Merger Sub continued as the surviving company and a wholly-owned subsidiary of First Mid (the “Delta Merger”). The Delta Merger was completed on February 14, 2022.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Delta Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Delta Merger (other than shares held in treasury by Delta) converted into and became the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the Delta Merger to Delta’s shareholders and option holders was approximately $15.15 million in cash and 2,292,270 shares of Company common stock. Delta’s outstanding stock options vested upon consummation of the Delta Merger, and all outstanding Delta options that were unexercised prior to the effective time of the Delta Merger were cashed out.

It is anticipated that Delta’s wholly owned bank subsidiary, Jefferson Bank, will be merged with and into First Mid Bank during the second quarter of 2022. At the time of the bank merger, Jefferson Bank’s banking offices will become branches of First Mid Bank. As of March 31, 2022, Jefferson Bank had total consolidated assets of approximately $748 million, loans of approximately $434 million and total deposits of approximately $561 million.

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

2021 Loan Purchase

On September 10, 2021, First Mid Bank completed an acquisition of loans in the St. Louis Metro market totaling $208 million.  There were no loans purchased with deteriorated credit.  First Mid Bank also assumed $215 million of related customer deposits and recorded a core deposit intangible asset of approximately $4.9 million that is being amortized on an accelerated basis over ten years.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 26,000 and 13,175 shares of restricted stock during 2022 and 2021, respectively, and 37,150 and 35,400 restricted stock units during 2022 and 2021, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2022, 34,833 shares have been issued pursuant to the ESPP. During the three months ended March 31, 2022 and 2021, 3,149 shares and 3,142 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,450,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss included in stockholders’ equity as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

Unrealized Gain (Loss) on Securities
March 31, 2022
Net unrealized loss on securities available-for-sale	$(104,265)
Tax benefit	30,237
Balance at March 31, 2022	$(74,028)

December 31, 2021
Net unrealized loss on securities available-for-sale	$(1,170)
Tax benefit	339
Balance at December 31, 2021	$(831)

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended March 31,
	2022	2021	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$—	$4	Securities gains, net
Tax effect	—	(1)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$—	$3	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

Accounting Standards Update 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). In March 2022, FASB issued ASU 2022-02. The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Basic net income per common share
Available to common stockholders:
Net income	$16,616,000	$4,109,000
Weighted average common shares outstanding	19,295,860	17,299,927
Basic earnings per common share	$0.86	$0.24

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$16,616,000	$4,109,000
Weighted average common shares outstanding	19,295,860	17,299,927
Dilutive potential common shares: restricted stock awarded	62,597	53,020
Diluted weighted average common shares outstanding	19,358,457	17,352,947
Diluted earnings per common share	$0.86	$0.24

There were no shares excluded when computing diluted earnings per share for the three months ended March 31, 2022 and 2021 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$264,466	$37	$(16,527)	$247,976
Obligations of states and political subdivisions	386,489	2,713	(30,523)	358,679
Mortgage-backed securities: GSE residential	820,448	245	(59,166)	761,527
Other securities	99,812	274	(1,318)	98,768
Total available-for-sale	$1,571,215	$3,269	$(107,534)	$1,466,950
Held-to-maturity:
Other investments	$2,998	$—	$—	$2,998
Total held-to-maturity	$2,998	$—	$—	$2,998
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$80	$(4,863)	$203,815
Obligations of states and political subdivisions	383,991	12,123	(657)	395,457
Mortgage-backed securities: GSE residential	799,456	4,292	(12,710)	791,038
Other securities	30,546	671	(105)	31,112
Total available-for-sale	$1,422,591	$17,166	$(18,335)	$1,421,422
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$5	$—	$5,006
Other investments	2,029	—	—	2,029
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,030	$5	$—	$7,035

The Company also had $369,000 and $397,000 of equity securities, at fair value, as of March 31, 2022 and December 31, 2021, respectively. The Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of March 31, 2022, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2022 and 2021 (in thousands):

	Three months March 31,
	2022	2021
Gross gains	$—	$4
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2022 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$155,050	$82,575	$10,351	$—	$247,976
Obligations of state and political subdivisions	20,894	94,654	241,873	1,258	358,679
Mortgage-backed securities: GSE residential	9,460	139,057	611,067	1,943	761,527
Other securities	22,747	74,575	1,446	—	98,768
Total available-for-sale investments	$208,151	$390,861	$864,737	$3,201	$1,466,950
Weighted average yield	1.47%	2.34%	1.76%	2.93%	1.87%
Full tax-equivalent yield	1.59%	2.58%	1.94%	3.43%	2.06%
Held to maturity:
Other investments	$—	$—	$—	$2,998	$2,998
Total held-to-maturity	$—	$—	$—	$2,998	$2,998
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2022.

Investment securities carried at approximately $665 million and $590 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$124,219	$(5,410)	$116,577	$(11,117)	$240,796	$(16,527)
Obligations of states and political subdivisions	231,248	(29,282)	6,399	(1,241)	237,647	(30,523)
Mortgage-backed securities: GSE residential	546,117	(37,044)	193,648	(22,122)	739,765	(59,166)
Other securities	80,465	(1,260)	2,515	(58)	82,980	(1,318)
Total	$982,049	$(72,996)	$319,139	$(34,538)	$1,301,188	$(107,534)
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,316	$(1,927)	$139,846	$(2,936)	$188,162	$(4,863)
Obligations of states and political subdivisions	61,535	(657)	—	—	61,535	(657)
Mortgage-backed securities: GSE residential	562,699	(11,019)	46,504	(1,691)	609,203	(12,710)
Other securities	7,976	(105)	—	—	7,976	(105)
Total	$680,526	$(13,708)	$186,350	$(4,627)	$866,876	$(18,335)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2022 there were fourteen available-for-sale securities with a fair value of $116,577,000 and unrealized losses of $11,117,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2021, there were six available-for-sale securities with a fair value of $139,846,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At March 31, 2022, there were five obligations of states and political subdivisions with a fair value of $6,399,000 and unrealized losses of $1,241,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2022, there were forty two mortgage-backed securities with a fair value of $193,648,000 and unrealized losses of $22,122,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021 there were fifteen mortgage-backed securities with a fair value of $46,504,000 and unrealized losses of $1,691,000 in a continuous unrealized loss position for twelve months or more.

Other securities.  At March 31, 2022, there were three other securities with a fair value of $2,515,000 and unrealized losses of $58,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of March 31, 2022 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

A summary of loans at March 31, 2022 and December 31, 2021 follows (in thousands):

	March 31, 2022	December 31, 2021
Construction and land development	$131,784	$145,156
Agricultural real estate	280,946	279,001
1-4 family residential properties	417,231	399,932
Multifamily residential properties	370,654	298,974
Commercial real estate	1,971,833	1,666,764
Loans secured by real estate	3,172,448	2,789,827
Agricultural loans	121,532	151,344
Commercial and industrial loans	938,041	834,061
Consumer loans	89,651	78,538
All other loans	142,720	143,738
Total gross loans	4,464,392	3,997,508
Less: loans held for sale	2,037	2,748
	4,462,355	3,994,760
Less:
Net deferred loan fees, premiums and discounts	9,831	1,985
Allowance for credit losses	58,474	54,655
Net loans	$4,394,050	$3,938,120

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $15.2 million and $14.7 million at March 31, 2022 and December 31, 2021, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At March 31, 2022, the Company’s loan portfolio included $402.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $283.6 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $28.1 million from $430.8 million at December 31, 2021 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $13.8 million from $297.4 million at December 31, 2021. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $208.8 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $874.1 million of loans to lessors of non-residential buildings, and $537.7 million of loans to lessors of residential buildings and dwellings.

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

To determine the allowance, the loan portfolio is segmented based on similar risk characteristics. The allowance for credit losses is estimated using a discounted cash flow (DCF) methodology. The DCF projects future cash flows over the life of the loan portfolio. Probability of default (PD) and loss given default (LGD) are key components in calculating expected losses in this model. The PD is forecasted using a regression model that determines the likelihood of default with a forward-looking forecast of unemployment rates. The LGD is the percentage of defaulted loans that is ultimately charged off. The allowance is calculated as the net present value of the expected cash flows less the amortized cost basis of the loans. Prior to 2022, the allowance for credit losses was measured on a collective (pool) basis for non-individually evaluated loans with similar risk characteristics. Historical credit loss experience provided the basis for the estimate of expected credit losses. Adjustments to expected losses are made using qualitative factors for relevant to each loan segment including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

Construction and Land Development Loans. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. The qualitative factor for this segment was not changed.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and there are no indications that this will change in the next year. There was a slight decrease to the qualitative factor for this segment.

1- 4 Family Residential Properties Loans. COVID-19 has impacted the finances of consumers from layoffs and furloughs resulting from employers that must reduce or suspend operations. Increased risk in this segment includes consumer ability to make mortgage and rent payments. Some of this impact was offset by governmental actions such as stimulus payments and extended unemployment benefits. First Mid Bank also offered short-term loan payment deferral to borrowers in this segment.  There was no change to the qualitative factors for this segment.

Commercial Real Estate Loans. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were not changed.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been elevated and yields have been strong.  The qualitative factor of this segment was decreased slightly.

Commercial and Industrial Loans. The COVID-19 impacts include forced closures and scaled-back services for many industries within this segment including retailers, restaurants, and video gaming establishments. Some of this risk was offset by government relief programs as well as, First Mid Bank's payment deferral program. The qualitative factor for this segment was not changed.

Consumer Loans. The financial status of many borrowers was impacted by COVID-19 events including layoffs and reduced hours. Some of this impact was offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits. Additionally, First Mid Bank has offered a short-term payment deferral program. The qualitative factor for this segment was not changed.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2022
Beginning balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	(25)	714	1,264	3,613	68	(2,045)	(637)	2,952
Loans charged off	2	—	72	339	—	3	358	774
Recoveries collected	—	—	203	347	—	61	167	778
Ending balance	$1,988	$1,971	$3,728	$30,345	$1,051	$17,348	$2,043	$58,474

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2021 and for the year ended December 31, 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	359	500	617	5,902	(645)	4,674	729	12,136
Loans charged off	—	—	182	480	—	18	288	968
Recoveries collected	—	—	8	9	—	18	231	266
Ending balance	$2,286	$1,628	$3,093	$25,737	$881	$18,954	$2,839	$55,418

Twelve months ended December 31, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Impact of adopting ASC 326	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2022 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$475	$—	$—	$475	$215
1-4 family residential properties	1,375	—	—	1,375	133
Multifamily residential properties	1,658	—	—	1,658	—
Commercial real estate	9,657	—	—	9,657	605
Loans secured by real estate	13,165	—	—	13,165	953
Commercial and industrial loans	—	1,132	—	1,132	192
Consumer loans	—	—	4	4	—
Total loans	$13,165	$1,132	$4	$14,301	$1,145

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of March 31, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
March 31, 2022
Construction and land development loans
Pass	$7,333	$47,220	$33,352	$26,873	$2,599	$13,533	$—	$130,910
Special mention	—	107	—	—	—	—	—	107
Substandard	—	—	—	—	—	487	—	487
Total	$7,333	$47,327	$33,352	$26,873	$2,599	$14,020	$—	$131,504
Agricultural real estate loans
Pass	$27,996	$91,907	$64,989	$26,672	$39,318	$18,288	$427	$269,597
Special mention	825	46	259	3,499	390	5,504	—	10,523
Substandard	—	—	—	—	244	629	—	873
Total	$28,821	$91,953	$65,248	$30,171	$39,952	$24,421	$427	$280,993
1-4 family residential property loans
Pass	$17,076	$95,294	$101,585	$38,664	$49,229	$92,832	$2,898	$397,578
Special mention	—	158	—	1,915	1,796	3,098	40	7,007
Substandard	46	367	499	492	1,366	9,245	632	12,647
Total	$17,122	$95,819	$102,084	$41,071	$52,391	$105,175	$3,570	$417,232
Commercial real estate loans
Pass	$157,560	$563,350	$409,771	$317,733	$224,746	$614,381	$218	$2,287,759
Special mention	1,733	1,431	1,101	1,887	1,268	17,831	—	25,251
Substandard	3,889	499	851	704	5,824	10,470	—	22,237
Total	$163,182	$565,280	$411,723	$320,324	$231,838	$642,682	$218	$2,335,247
Agricultural loans
Pass	$35,055	$48,882	$11,860	$4,502	$2,330	$2,067	$—	$104,696
Special mention	3,859	9,913	346	2,648	129	64	—	16,959
Substandard	30	6	—	17	—	—	—	53
Total	$38,944	$58,801	$12,206	$7,167	$2,459	$2,131	$—	$121,708
Commercial and industrial loans
Pass	$116,681	$326,191	$149,215	$88,980	$58,513	$292,322	$39,894	$1,071,796
Special mention	370	694	274	1,639	174	1,023	—	4,174
Substandard	—	587	360	32	128	1,115	—	2,222
Total	$117,051	$327,472	$149,849	$90,651	$58,815	$294,460	$39,894	$1,078,192
Consumer loans
Pass	$11,315	$29,356	$19,264	$16,484	$5,049	$5,321	$2,475	$89,264
Special mention	—	64	32	35	8	—	—	139
Substandard	12	96	23	22	59	70	—	282
Total	$11,327	$29,516	$19,319	$16,541	$5,116	$5,391	$2,475	$89,685
Total loans
Pass	$373,016	$1,202,200	$790,036	$519,908	$381,784	$1,038,744	$45,912	$4,351,600
Special mention	6,787	12,413	2,012	11,623	3,765	27,520	40	64,160
Substandard	3,977	1,555	1,733	1,267	7,621	22,016	632	38,801
Total	$383,780	$1,216,168	$793,781	$532,798	$393,170	$1,088,280	$46,584	$4,454,561

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021
Construction and land development loans
Pass	$38,656	$34,774	$23,505	$34,358	$3,760	$9,433	$—	$144,486
Special mention	110	—	—	—	—	—	—	110
Substandard	—	—	—	483	—	39	—	522
Total	$38,766	$34,774	$23,505	$34,841	$3,760	$9,472	$—	$145,118
Agricultural real estate loans
Pass	$78,793	$64,159	$25,713	$30,203	$12,142	$54,808	$—	$265,818
Special mention	872	259	4,028	384	69	6,087	—	11,699
Substandard	—	—	392	187	57	1,119	—	1,755
Total	$79,665	$64,418	$30,133	$30,774	$12,268	$62,014	$—	$279,272
1-4 family residential property loans
Pass	$78,889	$94,404	$35,554	$44,248	$30,735	$52,131	$42,800	$378,761
Special mention	234	—	1,934	499	2,601	1,196	41	6,505
Substandard	355	496	1,534	1,302	3,458	7,250	652	15,047
Total	$79,478	$94,900	$39,022	$46,049	$36,794	$60,577	$43,493	$400,313
Commercial real estate loans
Pass	$568,200	$417,334	$299,973	$174,448	$150,811	$304,585	$—	$1,915,351
Special mention	3,185	1,206	1,836	1,295	10,609	8,632	—	26,763
Substandard	2,007	714	6,242	1,179	4,646	8,238	—	23,026
Total	$573,392	$419,254	$308,051	$176,922	$166,066	$321,455	$—	$1,965,140
Agricultural loans
Pass	$105,378	$17,903	$5,612	$2,822	$924	$1,316	$—	$133,955
Special mention	13,725	436	2,648	150	13	64	—	17,036
Substandard	350	18	—	—	—	125	—	493
Total	$119,453	$18,357	$8,260	$2,972	$937	$1,505	$—	$151,484
Commercial and industrial loans
Pass	$279,814	$167,662	$119,702	$76,022	$22,888	$302,962	$—	$969,050
Special mention	613	399	1,463	182	477	819	—	3,953
Substandard	506	34	133	621	24	1,433	—	2,751
Total	$280,933	$168,095	$121,298	$76,825	$23,389	$305,214	$—	$975,754
Consumer loans
Pass	$27,948	$19,033	$16,978	$5,505	$4,297	$1,244	$—	$75,005
Special mention	68	54	38	9	—	—	—	169
Substandard	585	58	308	678	43	1,596	—	3,268
Total	$28,601	$19,145	$17,324	$6,192	$4,340	$2,840	$—	$78,442
Total loans
Pass	$1,177,678	$815,269	$527,037	$367,606	$225,557	$726,479	$42,800	$3,882,426
Special mention	18,807	2,354	11,947	2,519	13,769	16,798	41	66,235
Substandard	3,803	1,320	8,609	4,450	8,228	19,800	652	46,862
Total	$1,200,288	$818,943	$547,593	$374,575	$247,554	$763,077	$43,493	$3,995,523

The following table presents the Company’s loan portfolio aging analysis at March 31, 2022 and December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2022
Construction and land development	$93	$12	$203	$308	$131,196	$131,504	$—
Agricultural real estate	243	139	1,813	2,195	278,798	280,993	—
1-4 family residential properties	2,080	253	1,644	3,977	413,255	417,232	—
Multifamily residential properties	—	—	580	580	369,346	369,926	—
Commercial real estate	2,317	—	11,305	13,622	1,951,699	1,965,321	—
Loans secured by real estate	4,733	404	15,545	20,682	3,144,294	3,164,976	—
Agricultural loans	—	—	321	321	121,387	121,708	—
Commercial and industrial loans	572	54	1,486	2,112	933,342	935,454	—
Consumer loans	271	213	119	603	89,082	89,685	—
All other loans	—	—	—	—	142,738	142,738	—
Total loans	$5,576	$671	$17,471	$23,718	$4,430,843	$4,454,561	$—
December 31, 2021
Construction and land development	$159	$199	$203	$561	$144,557	$145,118	$—
Agricultural real estate	—	222	1	223	279,049	279,272	—
1-4 family residential properties	2,532	914	2,012	5,458	394,855	400,313	—
Multifamily residential properties	—	—	1,676	1,676	297,266	298,942	—
Commercial real estate	8,930	640	2,484	12,054	1,654,144	1,666,198	—
Loans secured by real estate	11,621	1,975	6,376	19,972	2,769,871	2,789,843	—
Agricultural loans	—	10	588	598	150,886	151,484	—
Commercial and industrial loans	381	302	1,156	1,839	830,169	832,008	—
Consumer loans	388	47	118	553	77,889	78,442	—
All other loans	1,854	—	—	1,854	141,892	143,746	—
Total loans	$14,244	$2,334	$8,238	$24,816	$3,970,707	$3,995,523	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2022 and December 31, 2021 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2022		December 31, 2021
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$25	$25
Agricultural real estate	273	1,296	237	336
1-4 family residential properties	4,344	5,144	5,252	5,252
Multifamily residential properties	1,886	1,886	1,982	1,982
Commercial real estate	7,938	8,341	7,554	7,920
Loans secured by real estate	14,441	16,667	15,050	15,515
Agricultural loans	15	230	560	560
Commercial and industrial loans	1,905	2,293	936	1,851
Consumer loans	140	140	179	179
All other loans	—	—	—	—
Total loans	$16,501	$19,330	$16,725	$18,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $95,000 and $154,000 for the three months ended March 31, 2022 and 2021, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at March 31, 2022 and December 31, 2021 was $5.5 million and $5.8 million, respectively. There was $581,000 and $765,000 in specific reserves established with respect to these loans as of March 31, 2022 and December 31, 2021, respectively. As troubled debt restructurings, these loans are included in nonperforming loans. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2022 and December 31, 2021 (in thousands).

Troubled debt restructurings:	March 31, 2022	December 31, 2021
Agricultural real estate	$245	$245
1-4 family residential properties	1,228	1,353
Commercial real estate	3,231	3,355
Loans secured by real estate	4,704	4,953
Agricultural loans	193	228
Commercial and industrial loans	459	479
Consumer loans	94	109
All other loans	—	23
Total	$5,450	$5,792
Performing troubled debt restructurings:
Agricultural real estate	$245	$245
1-4 family residential properties	668	882
Commercial real estate	2,010	2,552
Loans secured by real estate	2,923	3,679
Agricultural loans	—	—
Commercial and industrial loans	171	179
Consumer loans	41	50
All other loans	—	23
Total	$3,135	$3,931

The following table presents loans modified as TDRs during the three months ended March 31, 2022, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	March 31, 2022			March 31, 2021
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 family residential properties	4	$143	(b)(c)	—	$—
Commercial real estate	2	197	(b)	—	—
Loans secured by real estate	6	340		—	—
Consumer loans	—	—		2	16	(b)
Total	6	$340		2	$16

Type of modifications:

(a)	Reduction of stated interest rate of loan
(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were three loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for three months ended March 31, 2022. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2021.

The balance of real estate owned includes $4,794,000 and $4,984,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2022 and December 31, 2021, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $410,000 and $411,000 at March 31, 2022 and December 31, 2021, respectively.

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition date is as follows (in thousands):

	Delta Acquisition	LINCO Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$18,796	$64,647
Allowance for credit losses at acquisition	(863)	(2,074)
Non-credit discount/(premium) at acquisition	(523)	(187)
Fair value of purchased credit deteriorated loans at acquisition	$17,410	$62,386

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$144,225	$3,760	$115,613	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	25,074	39,435	24,085
Other intangibles	20,561	7,240	20,561	6,808
	$213,156	$39,089	$178,624	$37,668

During the first quarter of 2022, goodwill of $28.6 million was provisionally recorded for the acquisition and merger of Delta Bancshares Company.  All this goodwill was assigned to the banking unit of the Company.

During the second quarter of 2021, goodwill of $1.4 million was recorded for the acquisition of certain assets used by BBM & Associates Inc., in connection with its trucking insurance business.  All this goodwill was assigned to First Mid Insurance.

Goodwill of $8.9 million was provisionally recorded for the acquisition and merger of LINCO Bancshares, Inc. (“LINCO”) during the first quarter of 2021. All this goodwill was assigned to the banking unitt of the Company. This goodwill was subsequently adjusted to $5.4 million to reflect adjustments made to finalize the purchase accounting.

The following table provides a reconciliation of the purchase price paid for the acquisition of Delta and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$29,791
Less purchase accounting adjustments:
Fair value of securities	$(2,836)
Fair value of loans, net	(3,399)
Fair value of premises and equipment	3,508
Fair value of time deposits	(1,759)
Fair value of FHLB advances	(75)
Core deposit intangible	5,920
Other assets	(623)
Other liabilities	444
		1,180
		$28,611

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
		6,799
		$5,449

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2022, March 31, 2021 and December 31, 2021 (in thousands):

	March 31, 2022	March 31, 2021	December 31, 2021
Beginning balance	$420	$516	$516
Fair market value adjustment	106	210	544
Mortgage servicing rights amortized	(101)	(177)	(629)
Interest only strip	7	2	(11)
Ending balance	$432	$551	$420

Total amortization expense for three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Core deposit intangibles	$989	$710
Customer list intangibles	432	333
Mortgage servicing rights	101	177
	$1,522	$1,220

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/22-03/31/22	$1,522
Estimated amortization expense:
For period 04/01/22-12/31/22	4,681
For year ended 12/31/23	5,799
For year ended 12/31/24	5,291
For year ended 12/31/25	4,741
For year ended 12/31/26	3,852

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2021 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $187.3 million at March 31, 2022, increase of $41.1 million from $146.3 million at December 31, 2021. The increase during the first three months of 2022 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.21%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2022	December 31, 2021
US Treasury securities and obligations of U.S. government corporations and agencies	$61,370	$53,782
Mortgage-backed securities: GSE: residential	125,956	92,486
Miscellaneous	—	—
Total	$187,326	$146,268

FHLB borrowings, before net premiums of $538,074, were $125.9 million and $86 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$15,000,000	3 months	0.35%	April 4, 2022
5,000,000	1.0	0.00%	May 31, 2022
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
20,000,000	3 months	0.80%	June 23, 2022
5,000,000	3.0	1.73%	July 12, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
5,000,000	5.0	1.54%	July 12, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$247,976	$—	$247,976	$—
Obligations of states and political subdivisions	358,679	—	358,679	—
Mortgage-backed securities	761,527	—	761,527	—
Other securities	98,768	—	98,768	—
Total available-for-sale securities	1,466,950	—	1,466,950	—
Equity securities	369	369	—	—
Derivative assets: interest rate swaps	2,286	—	2,286	—
Total assets	$1,469,605	$369	$1,469,236	$—

Derivative liabilities: interest rate swaps	$2,167	$—	$2,167	$—

December 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,815	$—	$203,815	$—
Obligations of states and political subdivisions	395,457	—	395,358	99
Mortgage-backed securities	791,038	—	791,038	—
Other securities	31,112	—	31,112	—
Total available-for-sale securities	1,421,422	—	1,421,323	99
Equity securities	397	397	—	—
Derivative assets: interest rate swaps	809	—	809	—
Total assets	$1,422,628	$397	$1,422,132	$99

Derivative liabilities: interest rate swaps	$1,476	$—	$1,476	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands):

	Obligation of State and Political Subdivisions
	Three months ended
	March 31, 2022	March 31, 2021
Beginning balance	$99	$794
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses:
Included in net income	—	1
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	(181)
Settlements	(99)	—
Ending balance	$—	$614
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2022 was $5,741,000 and a fair value of $4,596,000 resulting in specific loss exposures of $1,145,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2022 was $4,794,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $28,000.

Mortgage Servicing Rights. As of March 31, 2022, mortgage servicing rights had a carrying value of $367,000 and a fair value of $432,000 resulting in a valuation reserve of $65,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Collateral dependent loans	$4,596	$—	$—	$4,596
Foreclosed assets held for sale	28	—	—	28
Mortgage servicing rights	432	—	—	432
December 31, 2021
Collateral dependent loans	$6,750	$—	$—	$6,750
Foreclosed assets held for sale	2,068	—	—	2,068
Mortgage servicing rights	420	—	—	420

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at March 31, 2022.

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,596	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	28	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	432	Third party valuations	PSA standard prepayment model rate	177 - 438	189

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$6,750	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	2,068	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	420	Third party valuations	PSA standard prepayment model rate	205 - 513	273

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial assets
Cash and due from banks	$218,072	$218,072	$218,072	$—	$—
Federal funds sold	5,908	5,908	5,908	—	—
Certificates of deposit investments	1,960	1,960	—	1,960	—
Available-for-sale securities	1,466,950	1,466,950	—	1,466,950	—
Held-to-maturity securities	2,998	2,998	2,998	—	—
Equity securities	369	369	369	—	—
Loans held for sale	2,037	2,037	—	2,037	—
Loans net of allowance for credit losses	4,394,050	4,280,190	—	—	4,280,190
Interest receivable	22,365	22,365	—	22,365	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$5,487,305	$5,482,217	$—	$4,821,794	$660,423
Securities sold under agreements to repurchase	187,326	152,086	—	152,086	—
Interest payable	2,466	2,466	—	2,466	—
Federal Home Loan Bank borrowings	126,396	123,295	—	123,295	—
Subordinated debt, net	94,438	94,438		94,438
Junior subordinated debentures, net	19,237	15,458	—	15,458	—

December 31, 2021
Financial assets
Cash and due from banks	$167,242	$167,242	$167,242	$—	$—
Federal funds sold	1,360	1,360	1,360	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,421,422	1,421,422	—	1,421,323	99
Held-to-maturity securities	7,030	7,034	2,029	5,005	—
Equity securities	397	397	397	—	—
Loans held for sale	2,748	2,748	—	2,748	—
Loans net of allowance for credit losses	3,938,120	3,889,870	—	—	3,889,870
Interest receivable	19,868	19,868	—	19,868	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$4,956,486	$4,956,738	$—	$4,394,434	$562,304
Securities sold under agreements to repurchase	146,268	146,274	—	146,274	—
Interest payable	1,346	1,346	—	1,346	—
Federal Home Loan Bank borrowings	86,446	86,248	—	86,248	—
Subordinated debt, net	94,400	94,400	—	94,400	—
Junior subordinated debentures, net	19,195	15,012	—	15,012	—

Note 8 – Business Combinations

On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Delta Merger Sub”), entered into an Agreement and Plan of Merger (the “Delta Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta merged with and into Delta Merger Sub, whereupon the separate corporate existence of Delta ceased and Delta Merger Sub continued as the surviving company and a wholly-owned subsidiary of First Mid (the “Delta Merger”). The Delta Merger was completed on February 14, 2022.

Subject to the terms and conditions of the Delta Merger Agreement, at the effective time of the Delta Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Delta Merger (other than shares held in treasury by Delta) converted into and became the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments.  On an aggregate basis, the total consideration paid by the Company at the closing of the Delta Merger to Delta’s shareholders and option holders was approximately $15.15 million in cash and 2,292,270 shares of Company common stock. Delta’s outstanding stock options vested upon consummation of the Delta Merger, and all outstanding Delta options that were unexercised prior to the effective time of the Delta Merger were cashed out.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 14, 2022 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $28.6 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired	Fair Value	As Recorded by
(In thousands)	Book Value	Adjustments	Jefferson Bank
Assets
Cash and due from banks	$82,473	$—	$82,473
Investment securities	184,959	(2,836)	182,123
Loans	426,433	(7,924)	418,509
Allowance for credit losses	(5,388)	4,525	(863)
Premises and equipment	5,522	3,508	9,030
Goodwill	14	28,597	28,611
Core deposit intangible	—	5,920	5,920
Bank owned life insurance	15,822		15,822
Right of use asset	—	717	717
Other assets	9,061	(1,340)	7,721
Total assets acquired	$718,896	$31,167	$750,063

Liabilities
Deposits	$558,619	$1,759	$560,378
Securities sold under agreements to repurchase	35,523	—	35,523
FHLB advances	45,000	75	45,075
Lease liability	—	717	717
Other liabilities	2,209	(1,161)	1,048
Total liabilities assumed	641,351	1,390	642,741
Net assets acquired	$77,545	$29,777	$107,322

Consideration paid
Cash			$15,150
Common stock			92,172
			$107,322

The Company has recognized approximately $785,000, pre-tax, of acquisition costs for the Delta Merger. Of this amount, $535,000 was recognized during 2022. These costs are included in salaries and benefits, legal and professional and other expense. Of the $7.9 million adjustment to loans, $8.2 million is being accreted to interest income over the remaining term of the loans. The remaining $300,000 was the elimination of deferred fees and unearned discounts previously recorded by Jefferson Bank. The Company also recorded approximately $863,000 directly to the allowance for credit losses for loans identified as PCD. Of the $426 million of loans acquired, approximately $18.8 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $1.8 million and the assumed FHLB advances of $75,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.9 million, is being amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Net interest income	$44,200	$40,966
Provision for loan losses	2,952	14,136
Non-interest income	21,088	18,528
Non-interest expense	40,575	39,653
Income before taxes	21,761	5,705
Income tax expense (benefit)	4,797	887
Net income (loss)	$16,964	$4,818

Earnings per share
Basic	$0.88	$0.28
Diluted	0.88	0.28

Basic weighted average shares o/s	19,295,860	17,299,927
Diluted weighted average shares o/s	19,358,457	17,352,947

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
			$147,691

The Company has recognized approximately $9 million, pre-tax, of acquisition costs for the LINCO acquisition. Of this amount, $8.5 million was recognized during the first three months of 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

The differences between fair value and acquired value of the assumed time deposits of $2.1 million and the assumed FHLB advances of $975,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $2.1 million, is being amortized on an accelerated basis over its estimated life of 10 years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands, except per share data):

Three months ended
March 31, 2021
Net interest income	$38,237
Provision for loan losses	12,136
Non-interest income	17,749
Non-interest expense	37,659
Income before taxes	6,191
Income tax expense (benefit)	1,078
Net income (loss)	$5,113

Earnings per share
Basic	$0.30
Diluted	0.29

Basic weighted average shares o/s	17,299,927
Diluted weighted average shares o/s	17,352,947

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2022, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

	March 31, 2022	March 31, 2021	December 31, 2021
Operating lease right-of-use assets	$15,242	$17,424	$15,116
Operating lease liabilities	15,458	17,578	15,322
Weighted-average remaining lease term (in years)	6.9	6.8	6.6
Weighted-average discount rate	2.67%	2.63%	2.70%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$2,221
2021	2,416
2022	2,044
2023	1,713
2024	1,714
Thereafter	7,645
Total lease payments	17,753
Less imputed interest	(2,295)
Total lease liability	$15,458

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$629	$708
Short-term lease cost	27	35
Variable lease cost	266	137
Total lease cost	922	880
Income from subleases	(100)	(153)
Net lease cost	$822	$727

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2022	March 31, 2021
Operating cash flows from operating leases	$722	$711

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.1	$13,839	$(2,167)

December 31, 2021
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.3	$13,900	$(1,476)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Derivatives	2022	2021
Interest rate swap agreements	Interest income on loans	$(785)	$(743)

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2022	2021
Interest rate swap agreements	Interest income on loans	$785	$743

As of March 31, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$13,958	$(118)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2022 (dollars in thousands):

March 31, 2022	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	5.8	$40,435	$2,286
Interest rate swap agreements	Other liabilities	5.8	40,435	(2,286)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the transactions between First Mid and Delta will not be realized within the expected time period; the risk that integration of the operations of Delta with First Mid will be materially delayed or will be more costly or difficult than expected; the inability to complete the proposed transactions due to the failure to satisfy conditions to completion of the proposed transactions, including failure to obtain the required regulatory, shareholder and other approvals; the failure of the proposed transactions to close for any other reason; the effect of the announcement of the proposed transactions on customer relationships and operating results; the possibility that the proposed transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of the Company’s; accounting principles, policies and guidelines; the severity, magnitude and duration of the COVID-19 pandemic, the direct and indirect impact of such pandemic, including responses to the pandemic by the U.S., state and local governments, customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the company’s liquidity and capital positions, impair the ability of the company’s borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on the Company’s financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Additional information concerning the Company, including additional factors and risks that could materially affect the Company financial results, are included in the Company filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of March 31, 2022, a total of $467,000 was still deferred through these programs. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two to five-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, the Company has outstanding 33 PPP loans totaling $5.3 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Employees. The Company has a business continuity plan in place that was executed in March 2020. Approximately half of the Company's workforce has the ability to work remotely with secure connections. In addition, various preventative and personal hygiene measures, in accordance with CDC guidelines have been implemented. To protect and ensure the safety of employees, as well as customers, the Company continues to monitor all Company locations.

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

Capital and liquidity. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through March 31, 2022, were $35.9 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.4 billion of total available capacity as of March 31, 2022.

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

Net income was $16.6 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. Diluted net income per common share was $0.86 and $0.24 for the three months ended March 31, 2022 and 2021.

The following table shows the Company’s annualized performance ratios for three months ended March 31, 2022 and 2021, compared to the performance ratios for the year ended December 31, 2021:

	Three months ended		Year ended
	March 31, 2022	March 31, 2021	December 31, 2021
Return on average assets	1.05%	0.32%	0.90%
Return on average common equity	9.95%	2.78%	8.38%
Average equity to average assets	10.56%	11.41%	10.72%

Total assets were $6.6 billion at March 31, 2022, compared to $6.0 billion as of December 31, 2021. From December 31, 2021 to March 31, 2022, cash and interest-bearing deposits increased $55.4 million, net loan balances increased $455.9 million and investment securities increased $41.5 million. Net loan balances were $4.39 billion at March 31, 2022 compared to $3.94 billion at December 31, 2021. The increases were primarily due to the acquisition of Jefferson Bank during the first quarter of 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.07% for the three months ended March 31, 2022, down from 3.16% for the same period in 2021. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $43.5 million compared to net interest income of $36.8 million for the same period in 2021. The increase in net interest income was primarily due to the acquisition of Jefferson Bank during the first quarter of 2022.

Total non-interest income of $21.1 million increased $3.3 million or 18.8% from $17.7 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, insurance commissions, and income from Jefferson Bank.

Total non-interest expense of $40.4 million increased $2.8 million or 7.4% from $37.6 million for the same period last year. The increase was primarily due to to variable costs tied to the increased revenues, inflationary impacts, and expenses from the acquisition of Delta during the first quarter of 2022.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2022 versus 2021
Three months ended March 31, 2022
Net interest income	$6,758
Provision for loan losses	9,184
Other income, including securities transactions	3,339
Other expenses	(2,788)
Income taxes	(3,986)
Increase in net income	$12,507

Credit quality is an area of importance to the Company. Total nonperforming loans were $22.5 million at March 31, 2022, compared to $32.0 million at March 31, 2021 and $22.0 million at December 31, 2021. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.8 million at March 31, 2022 compared to $13.3 million at March 31, 2021 and $5.0 million at December 31, 2021.

The Company’s provision for loan losses for the three months ended March 31, 2022 and 2021 was $2,952,000 and $12,136,000, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million.  Provision expense during the first three months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank compared to the same period in 2020 which included adoption of ASC 2016-13. Total loans past due 30 days or more were 0.53% of loans at March 31, 2022 compared to 0.39% at March 31, 2021, and 0.62% of loans at December 31, 2021. Loans secured by both commercial and residential real estate comprised approximately 71.1% of the loan portfolio as of March 31, 2022 and 69.8% as of December 31, 2021.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2022 and 2021 and December 31, 2021 was 12.42%, 10.74% and 12.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2022 and 2021, and December 31, 2021 was 15.41%, 13.75% and 15.79%, respectively. The decrease in Tier 1 capital to risk weighted assets ratio from December 31, 2021 was primarily due to the acquisition of LINCO and dividends paid to shareholders, offset by net income added to retained earnings.

On March 27, 2020, the federal banking regulatory agencies, issued an interim final rule which provided an option to delay the estimated impact on regulatory capital of ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 ("CECL adjustments") was be delayed for two years. The cumulative amount of these adjustments will be phased out of the regulatory capital calculation over a three-year period, with 75% of the adjustments included in 2022, 50% of the adjustments included in 2023 and 25% of the adjustments included in 2024. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed. The Company has elected this option.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2022 and 2021, were $1.2 billion and $850 million, respectively.  The increase in outstanding commitments was primarily due to the acquisition of Jefferson Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and Jefferson Bank are required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $426,000 and $452,000 for the assessment during the first three months of 2022 and 2021, respectively.

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

To determine the allowance, the loan portfolio is segmented based on similar risk characteristics. The allowance for credit losses is estimated using a discounted cash flow (DCF) methodology. The DCF projects future cash flows over the life of the loan portfolio. Probability of default (PD) and loss given default (LGD) are key components in calculating expected losses in this model. The PD is forecasted using a regression model that determines the likelihood of default with a forward-looking forecast of unemployment rates.  The LGD is the percentage of defaulted loans that is ultimately charged off.  The allowance is calculated as the net present value of the expected cash flows less the amortized cost basis of the loans. Prior to 2022, the allowance for credit losses was measured on a collective (pool) basis for non-individually evaluated loans with similar risk characteristics. Historical credit loss experience provided the basis for the estimate of expected credit losses. Adjustments to expected losses are made using qualitative factors for relevant to each loan segment including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2021 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2022 and 2021 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $770,000 and $595,000 for 2022 and 2021, respectively were 3.03% and 3.11% at March 31, 2022 and 2021, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2022 and 2021 in the following table (dollars in thousands):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$135,176	$55	0.16%	$278,295	$74	0.11%
Federal funds sold	3,714	1	0.13%	1,316	—	0.03%
Certificates of deposit	2,238	11	2.04%	2,695	14	2.14%
Investment securities:
Taxable	1,111,109	4,905	1.77%	761,727	3,249	1.71%
Tax-exempt (1)	382,909	2,867	2.99%	248,188	2,016	3.25%
Loans net of unearned income (TE) (2)	4,182,606	40,076	3.88%	3,477,754	36,058	4.20%
Total earning assets	5,817,752	47,915	3.33%	4,769,975	41,411	3.52%
Cash and due from banks	114,257			84,392
Premises and equipment	83,883			68,282
Other assets	367,966			296,284
Allowance for loan losses	(58,462)			(46,735)
Total assets	$6,325,396			$5,172,198
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,610,573	$1,321	0.21%	$1,876,378	$886	0.19%
Savings deposits	658,038	119	0.07%	579,632	136	0.10%
Time deposits	615,142	708	0.47%	623,852	1,462	0.95%
Total interest-bearing deposits	3,883,753	2,148	0.22%	3,079,862	2,484	0.33%
Securities sold under agreements to repurchase	173,491	67	0.16%	198,670	70	0.14%
FHLB advances	115,852	276	0.97%	102,081	374	1.49%
Federal funds purchased	44	—	—%	—	—	—%
Subordinated debt	94,413	986	4.24%	94,266	984	4.23%
Junior subordinated debentures	19,210	146	3.08%	19,041	140	2.98%
Total borrowings	403,010	1,475	1.48%	414,058	1,568	1.54%
Total interest-bearing liabilities	4,286,763	3,623	0.34%	3,493,920	4,052	0.47%
Non interest-bearing demand deposits	1,329,554		0.26%	1,033,741		0.36%
Other liabilities	41,345			54,346
Stockholders' equity	667,734			590,191
Total liabilities and equity	$6,325,396			$5,172,198
Net interest income		$44,292			$37,359
Net interest spread			2.99%			3.05%
Impact of non interest-bearing funds			0.08%			0.11%
TE net yield on interest-earning assets			3.07%			3.16%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2022, compared to the same period in 2021 (in thousands):

	Three months ended March 31, 2022 compared to 2021 Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$(19)	$(158)	$139
Federal funds sold	1	1	—
Certificates of deposit investments	(3)	(2)	(1)
Investment securities:
Taxable	1,656	1,538	118
Tax-exempt (2)	851	1,020	(169)
Loans (2) (3)	4,018	19,097	(15,079)
Total interest income	$6,504	$21,496	$(14,992)
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$435	$343	$92
Savings deposits	(17)	102	(119)
Time deposits	(754)	(20)	(734)
Securities sold under agreements to repurchase	(3)	(39)	36
FHLB advances	(98)	269	(367)
Federal funds purchased	—	—	—
Subordinated debt	2	1	1
Junior subordinated debentures	6	1	5
Other debt	—	—	—
Total interest expense	(429)	657	(1,086)
Net interest income	$6,933	$20,839	$(13,906)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $6.9 million, or 18.6%, to $44.3 million for the three months ended March 31, 2022, from $37.4 million for the same period in 2021. Net interest income increased primarily due to the acquisition of Jefferson Bank during the first quarter of 2022. The net interest margin decreased primarily due to lower interest rates on loans and investments.

For the three months ended March 31, 2022, average earning assets increased $1.0 billion, or 22.0%, and average interest-bearing liabilities increased $792.8 million or 22.7% compared with average balances for the same period in 2021.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions decreased $143.1 million or 51.4%.
•	Average federal funds sold increased $2.4 million or 182.2%.
•	Average certificates of deposits investments decreased $0.5 million or 17.0%.
•	Average loans increased by $704.9 million or 20.3%.
•	Average securities increased by $484.1 million or 47.9%.
•	Average interest-bearing customer deposits increased by $803.9 million or 26.1%.
•	Average securities sold under agreements to repurchase decreased by $25.2 million or 12.7%.
•	Average borrowings and other debt increased by $14.1 million or 6.6%.

•Net interest margin decreased to 3.07% for the first three months of 2022 from 3.16% for the first three months of 2021.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2022 and 2021 was $3.0 million and $12.1 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million. The provision expense during the first three months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million, offset by lower provision expense for First Mid Bank. Net charge-offs were $0 for the three months ended March 31, 2022, compared to net charge offs of $0.7 million for March 31, 2021. Nonperforming loans were $22.5 million and $32.0 million as of March 31, 2022 and 2021, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months March 31, 2022
	2022	2021	$ Change	% Change
Wealth management revenues	$5,975	$4,926	$1,049	21.3%
Insurance commissions	7,104	5,857	1,247	21.3%
Service charges	2,056	1,364	692	50.7%
Security gains, net	—	4	(4)	-100.0%
Mortgage banking revenue, net	444	1,409	(965)	-68.5%
ATM / debit card revenue	2,898	2,699	199	7.4%
Bank owned life insurance	844	637	207	32.5%
Other	1,767	853	914	107.2%
Total other income	$21,088	$17,749	$3,339	18.8%

Following are explanations of the changes in these other income categories for the three months ended March 31, 2022 compared to the same period in 2021:

•	Wealth management revenues increased due to growth in customer accounts and assets under management as well as rising commodity prices, which drove higher farm management fee income.
•	Insurance commissions increased primarily due to an increase in commission and fee income and contingency income during the first quarter of 2022 compared to the same period last year.
•

Fees from service charges increased during the first three months of 2022 primarily due to an increase in overdraft fees and transaction account service charges during the period and the acquisition of Jefferson Bank.

•	Gains from the sale of securities during the first quarter of 2022 and 2021 were $0 and $4,000, respectively.
•	The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•	$19.6 million (representing 139 loans) for the three months ended March 31, 2022.
•	$108.3 million (representing 263 loans) for the three months ended March 31, 2021.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Jefferson Bank.
•

Bank owned life insurance income increased approximately $207,000 during the first quarter of 2022 compared to the same period in 2021 primarily due to $15.8 million of insurance added through the acquisition of Jefferson Bank.

•	Other income increased primarily due to gain realized on the termination of derivatives, a partnership distribution in other investments, and the acquisition of Jefferson Bank.

Other Expense

The following table sets forth the major components of other expense for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months March 31,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$24,302	$23,487	$815	3.5%
Net occupancy and equipment expense	6,155	4,970	1,185	23.8%
Net other real estate owned expense	(33)	78	(111)	-142.3%
FDIC insurance	426	452	(26)	-5.8%
Amortization of intangible assets	1,522	1,220	302	24.8%
Stationery and supplies	311	316	(5)	-1.6%
Legal and professional	1,734	1,402	332	23.7%
Marketing and donations	873	502	371	73.9%
ATM/debit card expense	1,078	838	240	28.6%
Other operating expenses	4,020	4,335	(315)	-7.3%
Total other expense	$40,388	$37,600	$2,788	7.4%

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2022 compared to the same period in 2021:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Jefferson Bank, offset by declines in bonus accrual expense and group insurance expense, during the first quarter of 2022. There were 1050 and 983 full-time equivalent employees at March 31, 2022 and 2021, respectively.

•

The increase in occupancy and equipment expense was due to increases in depreciation, equipment, and other property related expenses from the acquisition of Jefferson Bank and increases in data processing expense.

•	The decrease in net other real estate owned expense was primarily due to properties sold at a net gain during 2022 compared to properties sold or written down at a net loss during 2021.
•

Expense for amortization of intangible assets increased due to increases in amortization expense for core deposit intangibles for the three months ended March 31, 2022 compared to 2021, resulting from the acquisition of Jefferson Bank.

•	The decrease in other operating expenses was primarily due to a decrease in costs to acquire Delta compared to cost to acquire LINCO offset by additional expenses from the operation of Jefferson Bank.
•	On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the operation of Jefferson Bank.

Income Taxes

Total income tax expense amounted to $4.6 million (21.9% effective tax rate) for the three months ended March 31, 2022, compared to $0.7 million (14.0% effective tax rate) for the same period in 2021. The increase in effective rate is primarily resulting from a decrease in significant non-recurring costs.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2022 and December 31, 2021 (dollars in thousands)

	March 31, 2022		December 31, 2021
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$264,466	1.27%	$213,599	1.22%
Obligations of states and political subdivisions	386,489	2.39%	383,991	2.40%
Mortgage-backed securities: GSE residential	820,448	1.69%	799,456	1.58%
Other securities	102,810	2.92%	32,575	4.30%
Total securities	$1,574,213	1.87%	$1,429,621	1.80%

At March 31, 2022, the Company’s investment portfolio increased by $144.6 million from December 31, 2021 primarily due to securities added with the acquisition of Jefferson Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of March 31, 2022 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2022 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$264,466	$247,976	$27,615	$219,614	$—	$—	$—	$747
Obligations of state and political subdivisions	386,489	358,679	43,689	257,409	57,041	—	—	540
Mortgage-backed securities (2)	820,448	761,527	1,014	—	—	—	—	760,513
Other securities	99,812	98,768	—	11,854	42,498	5,123	—	39,293
Total available-for-sale	$1,571,215	$1,466,950	$72,318	$488,877	$99,539	$5,123	$—	$801,093
Held-to-maturity:
Other securities	2,998	2,998						2,998
Total held-to-maturity	$2,998	$2,998	$—	$—	$—	$—	$—	$2,998
Equity securities:
Federal Agricultural Mtg Corp	$84	$369	$—	$—	$—	$—	$—	$369

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$131,504	3.0%	$145,118	3.6%
Agricultural real estate	280,993	6.3%	279,272	7.0%
1-4 family residential properties	417,232	9.4%	400,313	10.0%
Multifamily residential properties	369,926	8.3%	298,942	7.5%
Commercial real estate	1,965,321	44.1%	1,666,198	41.7%
Loans secured by real estate	3,164,976	71.1%	2,789,843	69.8%
Agricultural loans	121,708	2.7%	151,484	3.8%
Commercial and industrial loans	935,454	21.0%	832,008	20.8%
Consumer loans	89,685	2.0%	78,442	2.0%
All other loans	142,738	3.2%	143,746	3.6%
Total loans	$4,454,561	100.0%	$3,995,523	100.0%

Loan balances increased $459.0 million, or 11.5%. The increase included approximately $426.4 million of loans acquired, before purchase accounting adjustments, from Jefferson Bank. The increase was offset by payoffs and PPP forgiveness. The balance of real estate loans held for sale, included in the balances shown above, amounted to $2.0 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

Loans are geographically dispersed in central and southern Illinois, the St. Louis Metro area, central Missouri, and Texas. While these regions have experienced some economic stress during 2022 and 2021, the Company does not consider these locations high risk areas since these regions have not experienced the significant changes in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2022 and December 31, 2021, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2022		December 31, 2021
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$283,613	6.37%	$297,394	7.44%
Lessors of non-residential buildings	874,114	19.62%	696,730	17.44%
Lessors of residential buildings and dwellings	537,665	12.07%	468,362	11.72%
Hotels and motels	208,780	4.69%	57,549	1.44%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2022, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$38,233	$62,033	$31,238	$131,504
Agricultural real estate	12,291	121,735	146,967	280,993
1-4 family residential properties	16,755	116,344	284,133	417,232
Multifamily residential properties	22,870	251,783	95,273	369,926
Commercial real estate	121,846	929,841	913,634	1,965,321
Loans secured by real estate	211,995	1,481,736	1,471,245	3,164,976
Agricultural loans	88,262	30,311	3,135	121,708
Commercial and industrial loans	307,187	371,453	256,814	935,454
Consumer loans	10,545	58,747	20,393	89,685
All other loans	43,449	24,233	75,056	142,738
Total loans	$661,438	$1,966,480	$1,826,643	$4,454,561

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of March 31, 2022, loans with maturities over one year consisted of approximately $2.6 billion in fixed rate loans and approximately $1.2 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Nonaccrual loans	$19,330	$18,105
Restructured loans which are performing in accordance with revised terms	3,135	3,931
Total nonperforming loans	22,465	22,036
Repossessed assets	4,804	5,019
Total nonperforming loans and repossessed assets	$27,269	$27,055
Nonperforming loans to loans, before allowance for loan losses	0.50%	0.55%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.61%	0.68%

The $1,225,000 increase in nonaccrual loans during 2022 resulted from the net of $2,986,000 of loans put on nonaccrual status offset by $1,488,000 of loans becoming current or paid-off, $145,000 of loans transferred to other real estate and $129,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	March 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	0.0%	$25	0.1%
Agricultural real estate	1,296	6.7%	336	1.9%
1-4 family residential properties	5,144	26.6%	5,252	29.0%
Multifamily residential properties	1,886	9.8%	1,982	11.0%
Commercial real estate	8,341	43.1%	7,920	43.7%
Loans secured by real estate	16,667	86.2%	15,515	85.7%
Agricultural loans	230	1.2%	560	3.1%
Commercial and industrial loans	2,293	11.9%	1,851	10.2%
Consumer loans	140	0.7%	179	1.0%
Total loans	$19,330	100.0%	$18,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $95,000 and $154,000 for the three months ended March 31, 2022 and 2021, respectively.

The $215,000 decrease in repossessed assets during the first three months of 2022 resulted from $198,000 of additional assets repossessed and $454,000 of repossessed assets sold, and approximately $66,000 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	March 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,973	61.9%	$3,004	59.9%
1-4 family residential properties	28	0.6%	12	0.2%
Commercial real estate	1,793	37.3%	1,968	39.2%
Total real estate	4,794	99.8%	4,984	99.3%
Consumer loans	10	0.2%	35	0.7%
Total repossessed collateral	$4,804	100.0%	$5,019	100.0%

Repossessed assets sold during the first three months of 2022 resulted in net gains of $21,000 related to real estate asset sales. Tzedhe Company also recognized $66,000 of deferred gains. Repossessed assets sold during the same period in 2021 resulted in net gains of $72,000, of which $71,000 of net losses was related to real estate asset sales and $1,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2022, the Company’s loan portfolio included $402.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $283.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $28.1 million from $430.8 million at December 31, 2021 while loans concentrated in other grain farming decreased $13.8 million from $297.4 million at December 31, 2021. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $208.8 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $874.1 million of loans to lessors of non-residential buildings, and $537.7 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of March 31, 2022 and 2021, and of changes in the allowance for the three months ended March 31, 2022 and 2021, is as follows (dollars in thousands):

	Three months ended March 31,
	2022	2021
Average loans outstanding, net of unearned income	$4,182,606	$3,477,754
Allowance - beginning of period	54,655	41,910
Initial allowance on loans purchased with credit deterioration	863	2,074
Charge-offs:
Construction and land development	2	—
1-4 family residential	72	182
Commercial real estate	339	480
Commercial and industrial	3	18
Consumer	358	288
Total charge-offs	774	968
Recoveries:
1-4 family residential	203	8
Commercial real estate	347	9
Commercial and industrial	61	18
Consumer	167	231
Total recoveries	778	266
Net charge-offs (recoveries)	(4)	702
Provision for loan losses	2,952	12,136
Allowance-end of period	$58,474	$55,418
Ratio of annualized net charge-offs to average loans	0.00%	0.08%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.31%	1.41%
Ratio of allowance for credit losses to nonperforming loans	260%	173%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at March 31, 2022 compared to March 31, 2021. The increase in allowance for credit losses is primarily due to the day one provision required to be recorded in the acquisition of loans with Jefferson Bank.

During the first three months of 2022, the Company had net recoveries of $4,000 compared to net charge-offs of $702,000 in 2021. During the first three months of 2022, there was a charge-off of two commercial real estate loans of one borrower totaling $271,000. During the first three months of 2021, there were significant charge-offs of one commercial real estate loan to one borrowers totaling $480,000 and one commercial loan to a single borrower totaling $1,572,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021 (dollars in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021		Year ended December 31, 2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,329,554	—%	$1,033,741	—%	$1,164,877	—%
Interest-bearing	2,610,573	0.21%	1,876,378	0.19%	2,217,281	0.19%
Savings	658,038	0.07%	579,632	0.10%	611,379	0.08%
Time deposits	615,142	0.47%	623,852	0.95%	671,056	0.64%
Total average deposits	$5,213,307	0.17%	$4,113,603	0.25%	$4,664,593	0.19%

During the first three months of 2022, the average balance of deposits increased by $0.5 billion from the average balance for the year ended December 31, 2021. Average non-interest-bearing deposits increased by $164.7 million, average interest-bearing balances increased by $393.3 million, savings account balances increased $46.7 million and balances of time deposits decreased $55.9 million. These increases were primarily due to deposits added in the acquisition of Jefferson Bank.

The following table sets forth the high and low month-end balances for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021 (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021	Year ended December 31, 2021
High month-end balances of total deposits	$5,487,305	$4,737,693	$5,000,084
Low month-end balances of total deposits	4,904,973	3,725,741	3,725,741

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
3 months or less	$76,415	$86,790
Over 3 through 6 months	74,335	57,777
Over 6 through 12 months	98,852	82,644
Over 12 months	80,472	75,568
Total	$330,074	$302,779

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2022 and December 31, 2021 is presented below (dollars in thousands):

	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$187,326	$146,268
Federal Home Loan Bank advances:
Fixed term – due in one year or less	65,065	25,113
Fixed term – due after one year	61,331	61,333
Other borrowings:
Subordinated debt	94,438	94,400
Junior subordinated debentures	19,237	19,195
Total	$427,397	$346,309
Average interest rate at end of period	1.42%	1.78%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$190,314	$212,503
Federal Home Loan Bank advances:
FHLB – overnight	45,000	—
Fixed term – due in one year or less	70,068	30,180
Fixed term – due after one year	61,331	97,877
Other borrowings:
Subordinated debt	94,438	94,400
Junior subordinated debentures	19,237	19,195

Averages for the period (YTD):
Securities sold under agreements to repurchase	$173,491	$173,762
Federal Home Loan Bank advances:
FHLB – overnight	7,055	—
Fixed term – due in one year or less	50,055	22,751
Fixed term – due after one year	58,742	84,766
Other borrowings:
Federal funds purchased	44	0
Subordinated debt	94,413	94,321
Junior subordinated debentures	19,210	19,105
Total	$403,010	$394,705
Average interest rate during the period	1.46%	1.58%

Securities sold under agreements to repurchase decreased $41.1 million during the first three months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At March 31, 2022 the fixed term advances, before net premiums of $538,000, consisted of $125.9 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$15,000,000	3 months	0.35%	April 4, 2022
5,000,000	1.0	0.00%	May 31, 2022
5,000,000	3.0	2.41%	May 31, 2022
5,000,000	3.0	2.12%	June 7, 2022
5,000,000	3.0	2.12%	June 7, 2022
20,000,000	3 months	0.80%	June 23, 2022
5,000,000	3.0	1.73%	July 12, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
5,000,000	5.0	1.54%	July 12, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of March 31, 2022. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2022 and 2021, and December 31, 2021.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 2.43% and 1.80% at March 31, 2022 and December 31, 2021, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (2.68% and 2.05% at March 31, 2022 and December 31, 2021, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (2.53% and 1.90% at March 31, 2022 and December 31, 2021, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2022 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$111,704	$—	$—	$—	$—	$—	$111,704	$111,704
Certificates of deposit investments	1,715	245	—	—	—	—	1,960	1,960
Taxable investment securities	56,477	112,071	101,901	101,949	91,834	651,833	1,116,065	1,116,065
Nontaxable investment securities	13,157	12,347	14,756	10,630	20,994	282,368	354,252	354,252
Loans	1,587,437	595,797	618,161	512,391	757,593	383,182	4,454,561	4,340,701
Total	$1,770,490	$720,460	$734,818	$624,970	$870,421	$1,317,383	$6,038,542	$5,924,682
Interest-bearing liabilities:
Savings and NOW accounts	$557,452	$191,487	$191,487	$191,487	$191,487	$844,384	$2,167,784	$2,167,784
Money market accounts	959,110	45,544	45,544	45,544	45,544	138,843	1,280,129	1,280,129
Other time deposits	475,774	109,545	43,817	16,319	19,994	62	665,511	660,423
Short-term borrowings/debt	187,326	—	—	—	—	—	187,326	152,086
Long-term borrowings/debt	84,302	15,111	20,043	6,177	94,438	20,000	240,071	233,191
Total	$2,263,964	$361,687	$300,891	$259,527	$351,463	$1,003,289	$4,540,821	$4,493,613
Rate sensitive assets – rate sensitive liabilities	$(493,474)	$358,773	$433,927	$365,443	$518,958	$314,094	$1,497,721
Cumulative GAP	(493,474)	(134,701)	299,226	664,669	1,183,627	1,497,721
Cumulative amounts as % of total Rate sensitive assets	-8.2%	5.9%	7.2%	6.1%	8.6%	5.2%
Cumulative Ratio	-8.2%	-2.2%	5.0%	11.0%	19.6%	24.8%

The static GAP analysis shows that at March 31, 2022, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At March 31, 2022, the Company’s stockholders' equity increased $32 million or 5.1%, to $666.4 million from $633.9 million as of December 31, 2021. During the first three months of 2022, net income contributed $16.6 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $73.2 million, net of tax. Dividends of $4.0 million were paid during the first three months of 2022. The acquisition of Delta also increased stockholders’ equity $92.1 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank and Jefferson Bank follow similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2022 and December 31, 2021, the Company, First Mid Bank and Jefferson Bank met all capital adequacy requirements.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of adopting ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in allowance for credit losses subsequent to adoption of ASU 2016-13 was delayed for two years. After two years, the cumulative amount of these adjustments is being phased out of the regulatory capital calculation over a three-year period, with 75% of the adjustments included in 2022, 50% of the adjustments included in 2023 and 25% of the adjustments included in 2024. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital (to risk-weighted assets)
Company	$752,452	15.41%	$512,640	> 10.50%	N/A	N/A
First Mid Bank	633,240	14.70%	452,448	> 10.50%	$430,903	> 10.00%
Jefferson Bank	76,656	13.20%	60,982	> 10.50%	58,078	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	606,435	12.42%	414,994	> 8.50%	N/A	N/A
First Mid Bank	583,701	13.55%	366,267	> 8.50%	344,722	> 8.00%
Jefferson Bank	74,616	12.85%	49,367	> 8.50%	46,463	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	587,198	12.03%	341,760	> 7.00%	N/A	N/A
First Mid Bank	583,701	13.55%	301,632	> 7.00%	280,087	> 6.50%
Jefferson Bank	74,616	12.85%	40,655	> 7.00%	37,751	> 6.50%
Tier 1 capital (to average assets)
Company	606,435	9.28%	261,311	> 4.00%	N/A	N/A
First Mid Bank	583,701	10.05%	232,305	> 4.00%	290,382	> 5.00%
Jefferson Bank	74,616	10.71%	27,871	> 4.00%	34,839	> 5.00%

December 31, 2021
Total capital (to risk-weighted assets)
Company	$674,310	15.79%	$448,344	> 10.50%	N/A	N/A
First Mid Bank	624,150	14.67%	446,711	> 10.50%	$425,439	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	534,277	12.51%	362,945	> 8.50%	N/A	N/A
First Mid Bank	578,517	13.60%	361,623	> 8.50%	340,351	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	515,082	12.06%	298,896	> 7.00%	N/A	N/A
First Mid Bank	578,517	13.60%	297,807	> 7.00%	376,535	> 6.50%
Tier 1 capital (to average assets)
Company	534,277	9.05%	236,151	> 4.00%	N/A	N/A
First Mid Bank	578,517	9.83%	135,337	> 4.00%	294,171	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for March 31, 2022 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2022, the Company, First Mid Bank and Jefferson Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: The Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 26,000 and 13,175 restricted stock awards during 2022 and 2021, respectively and 37,150 and 35,400 as stock unit awards during 2022 and 2021, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2022, 34,833 shares have been issued pursuant to the ESPP. During the three months ended March 31, 2022 and 2021, 3,149 shares and 3,142 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During the quarter, the Company repurchased 262 shares. All of these shares were a result of shares withheld for taxes on vested employee stock incentives.  The Company has approximately $4.4 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2022, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2022, the excess collateral at the FHLB would support approximately $721 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•

In addition, as of March 31, 2022, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2022 and 2021 and December 31, 2021.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2022 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$665,511	$475,774	$153,362	$36,313	$62
Debt	113,675	—	—	3,859	109,816
Other borrowing	313,721	252,391	35,153	6,177	20,000
Operating leases	17,753	2,633	4,309	3,382	7,429
Supplemental retirement	1,718	50	100	150	1,418
	$1,112,378	$730,848	$192,924	$49,881	$138,725

For the three months ended March 31, 2022, net cash of $24.1 million was provided by operating activities, $63.9 million was provided by investing activities, and $32.6 million was used in financing activities. In total, cash and cash equivalents increased by $55.4 million since year-end 2021.

Off-Balance Sheet Arrangements

First Mid Bank and Jefferson Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Unused commitments and lines of credit:
Commercial real estate	$166,724	$118,190
Commercial operating	658,214	529,035
Home equity	63,993	59,422
Other	318,885	293,339
Total	$1,207,816	$999,986
Standby letters of credit	$19,127	$14,403

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

There has been no material change in the market risk faced by the Company since December 31, 2021. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	262	$41.15	262	$4,395,000
February 1, 2022 - February 28, 2022	—	—	—	4,395,000
March 1, 2022 - March 31, 2022	—	—	—	4,395,000
Total	262	$41.15	262	$4,395,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Fourth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of February 7, 2022 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 9, 2022

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer