Form 10-Q
period 2022-06-30
FIRST MID BANCSHARES, INC.
filed 2022-08-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 20,454,903 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks:
Non-interest bearing	$116,335	$90,907
Interest bearing	14,354	76,335
Federal funds sold	6,855	1,360
Cash and cash equivalents	137,544	168,602
Certificates of deposit	1,715	2,450
Investment securities:
Available-for-sale, at fair value	1,349,948	1,421,422
Held-to-maturity, at amortized cost (estimated fair value of $2,972 and $7,035 at June 30, 2022 and December 31, 2021, respectively)	2,972	7,030
Equity securities, at fair value	308	397
Loans held for sale	1,286	2,748
Loans	4,647,377	3,992,775
Less allowance for credit losses	(59,075)	(54,655)
Net loans	4,588,302	3,938,120
Interest receivable	23,323	19,868
Other real estate owned	4,209	4,984
Premises and equipment, net	90,766	81,484
Goodwill	140,465	111,853
Intangible assets, net	32,406	29,523
Bank owned life insurance	149,917	132,375
Right of use lease assets	15,649	15,116
Other assets	122,112	50,610
Total assets	$6,660,922	$5,986,582
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,369,756	$1,246,673
Interest bearing	3,949,222	3,709,813
Total deposits	5,318,978	4,956,486
Securities sold under agreements to repurchase	174,934	146,268
Interest payable	1,662	1,346
FHLB borrowings	376,286	86,446
Other borrowings	10,000	—
Junior subordinated debentures, net	19,279	19,195
Subordinated debt, net	94,476	94,400
Lease liabilities	15,884	15,322
Other liabilities	23,155	33,225
Total liabilities	6,034,654	5,352,688
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 21,077,504 and 18,708,746 shares in 2022 and 2021, respectively; outstanding 20,448,799 and 18,080,303 shares in 2022 and 2021, respectively)	86,310	76,835
Additional paid-in capital	426,562	340,419
Retained earnings	260,080	234,162
Deferred compensation	974	2,517
Accumulated other comprehensive loss	(128,240)	(831)
Less treasury stock, at cost (628,705 shares in 2022 and 628,443 shares in 2021)	(19,418)	(19,208)
Total stockholders’ equity	626,268	633,894
Total liabilities and stockholders’ equity	$6,660,922	$5,986,582

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$43,555	$40,795	$83,463	$76,681
Interest on investment securities	7,623	5,739	14,793	10,581
Interest on certificates of deposit investments	9	14	21	28
Interest on federal funds sold	7	—	7	—
Interest on deposits with other financial institutions	89	87	144	161
Total interest income	51,283	46,635	98,428	87,451
Interest expense:
Interest on deposits	2,523	2,262	4,671	4,746
Interest on securities sold under agreements to repurchase	137	57	204	127
Interest on FHLB borrowings	640	445	916	819
Interest on other borrowings	5	—	5	—
Interest on junior subordinated debentures	166	139	312	279
Interest on subordinated debentures	986	985	1,972	1,969
Total interest expense	4,457	3,888	8,080	7,940
Net interest income	46,826	42,747	90,348	79,511
Provision for credit losses	907	(560)	3,859	11,576
Net interest income after provision for credit losses	45,919	43,307	86,489	67,935
Other income:
Wealth management revenues	5,473	5,016	11,448	9,942
Insurance commissions	5,641	4,988	12,745	10,845
Service charges	2,236	1,539	4,292	2,903
Securities gains, net	2	73	2	77
Mortgage banking revenue, net	289	1,691	770	3,100
ATM / debit card revenue	3,214	3,141	6,112	5,840
Bank owned life insurance	877	761	1,721	1,398
Other	827	1,075	2,594	1,928
Total other income	18,559	18,284	39,684	36,033
Other expense:
Salaries and employee benefits	25,768	24,908	50,107	48,395
Net occupancy and equipment expense	6,073	5,482	12,228	10,452
Net other real estate owned expense	218	1,966	185	2,044
FDIC insurance	436	478	862	930
Amortization of intangible assets	1,633	1,295	3,155	2,515
Stationery and supplies	325	235	636	551
Legal and professional	1,885	1,639	3,619	3,041
ATM / debit card	670	1,074	1,748	1,912
Marketing and donations	706	507	1,579	1,009
Other	3,801	8,429	7,821	12,764
Total other expense	41,515	46,013	81,940	83,613
Income before income taxes	22,963	15,578	44,233	20,355
Income taxes	5,205	3,357	9,859	4,025
Net income	$17,758	$12,221	$34,374	$16,330
Per share data:
Basic net income per common share	$0.87	$0.68	$1.73	$0.92
Diluted net income per common share	0.86	0.68	1.72	0.92
Cash dividends declared per common share	0.220	0.205	0.440	0.410

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$17,758	$12,221	$34,374	$16,330
Other comprehensive income/(loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $22,142 and $(1,529) for three months ended June 30, 2022 and 2021, respectively and $52,040 and $3,374 for six months ended June 30, 2022 and 2021, respectively	(54,211)	3,746	(127,408)	(8,259)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $1 and $21 for three months ended June 30, 2022 and 2021, respectively and $1 and $22 for six months ended June 30, 2022 and 2021, respectively	(1)	(52)	(1)	(55)
Other comprehensive income/(loss), net of taxes	(54,212)	3,694	(127,409)	(8,314)
Comprehensive income/(loss)	$(36,454)	$15,915	$(93,035)	$8,016

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2022 and 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2022	$86,264	$426,148	$246,805	$468	$(74,028)	$(19,272)	$666,385
Net income	—	—	17,758	—	—	—	17,758
Other comprehensive loss, net tax	—	—	—	—	(54,212)	—	(54,212)
Cash dividends on common stock (.220/share)	—	—	(4,483)	—	—	—	(4,483)
Issuance of 6,439 common shares pursuant to the deferred compensation plan	26	224	—	—	—	—	250
Issuance of 5,177 common shares pursuant to the employee stock purchase plan	20	149	—	—	—	—	169
Deferred compensation	—	—	—	146	—	(146)	—
Vested restricted shares/units compensation expense	—	41	—	360	—	—	401
June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268

March 31, 2021	$76,652	$338,897	$198,408	$1,597	$5,087	$(18,757)	$601,884
Net income	—	—	12,221	—	—	—	12,221
Other comprehensive income, net tax	—	—	—	—	3,694	—	3,694
Cash dividends on common stock (.205/share)	—	—	(3,695)	—	—	—	(3,695)
Issuance of 3,719 common shares pursuant to the dividend reinvestment plan	15	146	—	—	—	—	161
Issuance of 4,902 common shares pursuant to the deferred compensation plan	20	151	—	—	—	—	171
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance of 2,597 common shares pursuant to the employee stock purchase plan	10	73	—	—	—	—	83
Deferred compensation	—	—	—	(117)	—	117	—
Tax benefit related to deferred compensation distributions	—	176	—	—	—	—	176
Vested restricted shares/units compensation expense	—	—	—	262	—	—	262
June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2022 and 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	34,374	—	—	—	34,374
Other comprehensive loss, net tax	—	—	—	—	(127,409)	—	(127,409)
Cash dividends on common stock (.440/share)	—	—	(8,456)	—	—	—	(8,456)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,834 restricted shares pursuant to 2017 stock incentive plan	219	2,040	—	—	—	—	2,259
Issuance of 4,950 common shares pursuant to 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 8,326 common shares pursuant to the employee stock purchase plan	33	260	—	—	—	—	293
Issuance of 2,292,270 common shares pursuant to the acquisition of Delta Bancshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 262 shares of treasury stock	—	—	—	—	—	(11)	(11)
Deferred compensation	—	—	—	(2,372)	—	(199)	(2,571)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	80	—	829	—	—	909
June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	16,330	—	—	—	16,330
Other comprehensive loss, net tax	—	—	—	—	(8,314)	—	(8,314)
Cash dividends on common stock (.410/share)	—	—	(7,122)	—	—	—	(7,122)
Issuance of 8,615 common shares pursuant to the dividend reinvestment plan	32	300	—	—	—	—	332
Issuance of 5,541 common shares pursuant to the deferred compensation plan	23	166	—	—	—	—	189
Issuance of 27,750 restricted shares pursuant to the 2017 stock incentive plan	111	832	—	—	—	—	943
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to the acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance of 8,439 common shares pursuant to the employee stock purchase plan	23	135	—	—	—	—	158
Deferred compensation	—	—	—	(1,762)	—	188	(1,574)
Tax benefit related to deferred compensation distributions	—	355	—	—	—	—	355
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	524	—	—	524
June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$34,374	$16,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,859	11,576
Depreciation, amortization and accretion, net	7,653	6,549
Change in cash surrender value of bank owned life insurance	(1,720)	(1,398)
Stock-based compensation expense	909	524
Operating lease payments	(1,517)	(1,467)
Gain on investment securities, net	(2)	(77)
Loss on sales and write downs of other real estate owned, net	69	3,043
Loss on sale of loans	76	—
Loss (gain) on sale of other assets	85	(151)
Gain on sale of loans held for sale, net	(712)	(2,355)
(Increase) decrease in accrued interest receivable	(1,683)	3,128
Decrease in accrued interest payable	(127)	(1,186)
Origination of loans held for sale	(34,438)	(75,532)
Proceeds from sale of loans held for sale	36,612	73,830
Increase in other investment	(460)	(414)
Increase in other assets	(13,402)	(43,138)
(Decrease) increase in other liabilities	(9,465)	12,102
Net cash provided by operating activities	20,111	1,364
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	735	245
Proceeds from sales of securities available-for-sale	—	611
Proceeds from maturities of securities available-for-sale	82,525	131,720
Proceeds from maturities of securities held-to-maturity	5,000	—
Purchases of securities available-for-sale	(10,768)	(370,962)
Net (increase) decrease in loans	(236,593)	173,989
Purchases of premises and equipment	(2,760)	(1,562)
Proceeds from sales of other real property owned	782	8,418
Investment in banked owned life insurance	—	(30,000)
Net cash provided by acquisition	67,323	24,409
Net cash used in investing activities	(93,756)	(63,132)
Cash flows from financing activities:
Net (decrease) increase in deposits	(197,885)	56,128
Increase in federal funds purchased	10,000	—
Decrease in repurchase agreements	(6,857)	(55,543)
Proceeds from FHLB advances	325,000	5,000
Repayment of FHLB advances	(80,000)	(14,000)
Proceeds from issuance of common stock	823	432
Direct expenses related to capital transactions	(29)	—
Purchase of treasury stock	(11)	—
Dividends paid on common stock	(8,454)	(6,789)
Net cash provided by (used in) financing activities	42,587	(14,772)
Decrease in cash and cash equivalents	(31,058)	(76,540)
Cash and cash equivalents at beginning of period	168,602	417,281
Cash and cash equivalents at end of period	$137,544	$340,741

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,764	$8,454
Income taxes	18,880	9,996
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$198	$197
Fixed assets transferred to real estate owned	—	3,971
Initial recognition of right-of-use assets	715	—
Initial recognition of lease liabilities	715	—
Dividends reinvested in common stock	—	332
Net tax benefit related to option and deferred compensation plans	—	355
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$750,063	$1,170,699
Consideration paid:
Cash paid	15,150	103,500
Common stock issued	92,172	44,191
Total consideration paid	107,322	147,691
Fair value of liabilities assumed	$642,741	$1,023,008

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. The Company’s wholly owned subsidiary Jefferson Bank and Trust Company (“Jefferson Bank”), was merged into First Mid Bank on June 11, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2022 and 2021, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2022 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022. The Company operates as a one-segment entity for financial reporting purposes. The 2021 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

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

Delta’s wholly owned bank subsidiary, Jefferson Bank, was merged with and into First Mid Bank during the second quarter of 2022. At the time of the bank merger, Jefferson Bank’s banking offices became branches of First Mid Bank.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 61,400 and 27,750 shares of restricted stock during 2022 and 2021, respectively, and 37,150 and 35,400 restricted stock units during 2022 and 2021, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2022, 40,010 shares have been issued pursuant to the ESPP. During the six months ended June 30, 2022 and 2021, 8,326 shares and 8,439 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

Unrealized Losses on Securities
June 30, 2022
Net unrealized losses on securities available-for-sale	$(180,619)
Tax benefit	52,379
Balance at June 30, 2022	$(128,240)

December 31, 2021
Net unrealized losses on securities available-for-sale	$(1,170)
Tax benefit	339
Balance at December 31, 2021	$(831)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$2	$73	$2	$77	Securities (loss) gains, net
Tax effect	(1)	(21)	(1)	(22)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$1	$52	$1	$55	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic net income per common share
Available to common stockholders:
Net income	$17,758,000	$12,221,000	$34,374,000	$16,330,000
Weighted average common shares outstanding	20,448,799	18,067,190	19,875,516	17,685,679
Basic earnings per common share	$0.87	$0.68	$1.73	$0.92

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$17,758,000	$12,221,000	$34,374,000	$16,330,000
Weighted average common shares outstanding	20,448,799	18,067,190	19,875,516	17,685,679
Dilutive potential common shares: restricted stock awarded	80,724	53,020	71,711	53,020
Diluted weighted average common shares outstanding	20,529,523	18,120,210	19,947,227	17,738,699
Diluted earnings per common share	$0.86	$0.68	$1.72	$0.92

There were no shares excluded when computing diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$261,387	$8	$(24,548)	$236,847
Obligations of states and political subdivisions	385,688	678	(58,544)	327,822
Mortgage-backed securities: GSE residential	793,979	37	(95,673)	698,343
Other securities	89,512	29	(2,605)	86,936
Total available-for-sale	$1,530,566	$752	$(181,370)	$1,349,948
Held-to-maturity:
Other investments	$2,972	$—	$—	$2,972
Total held-to-maturity	$2,972	$—	$—	$2,972
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$80	$(4,863)	$203,815
Obligations of states and political subdivisions	383,991	12,123	(657)	395,457
Mortgage-backed securities: GSE residential	799,456	4,292	(12,710)	791,038
Other securities	30,546	671	(105)	31,112
Total available-for-sale	$1,422,591	$17,166	$(18,335)	$1,421,422
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$5	$—	$5,006
Other investments	2,029	—	—	2,029
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,030	$5	$—	$7,035

The Company also had $308,000 and $397,000 of equity securities, at fair value, as of June 30, 2022 and December 31, 2021, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of June 30, 2022, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months June 30,		Six months June 30,
	2022	2021	2022	2021
Gross gains	$2	$73	$2	$77
Gross losses	—	—	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2022 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$170,756	$56,145	$9,946	$—	$236,847
Obligations of state and political subdivisions	22,218	95,449	209,021	1,134	327,822
Mortgage-backed securities: GSE residential	6,114	113,107	570,106	9,016	698,343
Other securities	19,291	66,746	899	—	86,936
Total available-for-sale investments	$218,379	$331,447	$789,972	$10,150	$1,349,948
Weighted average yield	1.54%	2.46%	1.77%	1.69%	1.89%
Full tax-equivalent yield	1.65%	2.75%	1.95%	1.82%	2.09%
Held to maturity:
Other investments	$—	$—	$—	$2,972	$2,972
Total held-to-maturity	$—	$—	$—	$2,972	$2,972
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2022.

Investment securities carried at approximately $724 million and $590 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$121,758	$(8,930)	$111,991	$(15,618)	$233,749	$(24,548)
Obligations of states and political subdivisions	253,771	(55,918)	7,466	(2,626)	261,237	(58,544)
Mortgage-backed securities: GSE residential	505,673	(62,477)	188,576	(33,196)	694,249	(95,673)
Other securities	66,927	(2,529)	2,489	(76)	69,416	(2,605)
Total	$948,129	$(129,854)	$310,522	$(51,516)	$1,258,651	$(181,370)
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,316	$(1,927)	$139,846	$(2,936)	$188,162	$(4,863)
Obligations of states and political subdivisions	61,535	(657)	—	—	61,535	(657)
Mortgage-backed securities: GSE residential	562,699	(11,019)	46,504	(1,691)	609,203	(12,710)
Other securities	7,976	(105)	—	—	7,976	(105)
Total	$680,526	$(13,708)	$186,350	$(4,627)	$866,876	$(18,335)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2022 there were fourteen available-for-sale securities with a fair value of $111,991,000 and unrealized losses of $15,618,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2021, there were six available-for-sale securities with a fair value of $139,846,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At June 30, 2022, there were five obligations of states and political subdivisions with a fair value of $7,466,000 and unrealized losses of $2,626,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2022, there were forty-two mortgage-backed securities with a fair value of $188,576,000 and unrealized losses of $33,196,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were fifteen mortgage-backed securities with a fair value of $46,504,000 and unrealized losses of $1,691,000 in a continuous unrealized loss position for twelve months or more.

Other securities.  At June 30, 2022, there were three other securities with a fair value of $2,489,000 and unrealized losses of $76,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of June 30, 2022 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

A summary of loans at June 30, 2022 and December 31, 2021 follows (in thousands):

	June 30, 2022	December 31, 2021
Construction and land development	$141,218	$145,156
Agricultural real estate	350,485	279,001
1-4 family residential properties	424,217	399,932
Multifamily residential properties	331,386	298,974
Commercial real estate	1,983,017	1,666,764
Loans secured by real estate	3,230,323	2,789,827
Agricultural loans	142,237	151,344
Commercial and industrial loans	1,039,363	834,061
Consumer loans	94,780	78,538
All other loans	151,715	143,738
Total gross loans	4,658,418	3,997,508
Less: loans held for sale	1,286	2,748
	4,657,132	3,994,760
Less:
Net deferred loan fees, premiums and discounts	9,755	1,985
Allowance for credit losses	59,075	54,655
Net loans	$4,588,302	$3,938,120

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $16.9 million and $14.7 million at June 30, 2022 and December 31, 2021, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At June 30, 2022, the Company’s loan portfolio included $492.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $366.6 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $61.8 million from $430.8 million at December 31, 2021 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $69.2 million from $297.4 million at December 31, 2021. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $203.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $902.0 million of loans to lessors of non-residential buildings, and $494.5 million of loans to lessors of residential buildings and dwellings.

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

Construction and Land Development Loans. Historical losses in this segment remained very low. Current activity in this industry was deemed essential and has continued during COVID-19.  While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. Due to actual and expected changes in economic and business conditions, the qualitative factor for this segment was increased by 5 basis points.

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

Commercial Real Estate Loans. This segment includes the Company's majority of exposure to the hotel industry which has been significantly impacted by COVID-19 events. Other impacted industries in this segment include restaurants and retail establishments. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were increased by 5 basis points due to actual and expected changes in economic and business conditions.

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

Consumer Loans. The financial status of many borrowers was impacted by COVID-19 events including layoffs and reduced hours. Some of this impact was offset by government stimulus programs, increased paid leave and increased and extended unemployment benefits. Additionally, First Mid Bank has offered a short-term payment deferral program. The qualitative factor for this segment was increased by 5 basis points due to actual and expected changes in economic and business conditions.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2022
Beginning balance	$1,988	$1,971	$3,728	$30,345	$1,051	$17,348	$2,043	$58,474
Provision for credit loss expense	54	141	(178)	(1,433)	(72)	2,117	278	907
Loans charged off	—	—	69	68	93	32	309	571
Recoveries collected	—	—	42	12	—	63	148	265
Ending balance	$2,042	$2,112	$3,523	$28,856	$886	$19,496	$2,160	$59,075

Six months ended June 30, 2022
Beginning balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	29	855	1,086	2,180	(4)	72	(359)	3,859
Loans charged off	2	—	141	407	93	35	667	1,345
Recoveries collected	—	—	245	359	—	124	315	1,043
Ending balance	$2,042	$2,112	$3,523	$28,856	$886	$19,496	$2,160	$59,075

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2021 and for the year ended December 31, 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2021
Beginning balance (prior to adoption of ASC 326)	$2,286	$1,628	$3,093	$25,737	$881	$18,954	$2,839	$55,418
Provision for credit loss expense	(468)	37	(527)	(86)	24	934	(474)	(560)
Loans charged off	23	—	14	—	—	68	344	449
Recoveries collected	—	—	18	13	1	22	134	188
Ending balance	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597

Six months ended June 30, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	(109)	535	90	5,816	(621)	5,608	257	11,576
Loans charged off	23	—	196	480	—	86	632	1,417
Recoveries collected	—	2	26	22	1	40	363	454
Ending balance	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597

Twelve months ended December 31, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Impact of adopting ASC 326	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2022 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$466	$—	$—	$466	$205
Agricultural real estate	—	—	74	74	—
1-4 family residential properties	1,040	148	—	1,188	90
Multifamily residential properties	1,287	—	—	1,287	—
Commercial real estate	8,811	663	—	9,474	503
Loans secured by real estate	11,604	811	74	12,489	798
Commercial and industrial loans	220	626	—	846	300
Consumer loans	—	—	3	3	—
Total loans	$11,824	$1,437	$77	$13,338	$1,098

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
June 30, 2022
Construction and land development loans
Pass	$24,090	$50,335	$24,406	$27,088	$2,276	$12,294	$—	$140,489
Special mention	—	105	—	—	—	—	—	105
Substandard	—	—	—	—	—	478	—	478
Total	$24,090	$50,440	$24,406	$27,088	$2,276	$12,772	$—	$141,072
Agricultural real estate loans
Pass	$96,798	$73,365	$59,171	$23,222	$28,105	$58,227	$—	$338,888
Special mention	825	—	490	3,499	273	3,248	—	8,335
Substandard	—	—	—	—	1,460	1,476	—	2,936
Total	$97,623	$73,365	$59,661	$26,721	$29,838	$62,951	$—	$350,159
1-4 family residential property loans
Pass	$45,334	$93,175	$85,280	$30,080	$33,992	$74,577	$47,094	$409,532
Special mention	—	151	139	40	182	1,149	129	1,790
Substandard	255	340	441	366	2,924	8,278	304	12,908
Total	$45,589	$93,666	$85,860	$30,486	$37,098	$84,004	$47,527	$424,230
Commercial real estate loans
Pass	$359,324	$538,921	$341,037	$287,273	$223,273	$513,758	$—	$2,263,586
Special mention	2,061	1,457	1,153	1,799	993	15,212	—	22,675
Substandard	3,865	490	829	1,003	5,655	9,151	—	20,993
Total	$365,250	$540,868	$343,019	$290,075	$229,921	$538,121	$—	$2,307,254
Agricultural loans
Pass	$83,601	$37,086	$10,637	$4,013	$1,765	$1,288	$—	$138,390
Special mention	1,201	1,317	—	262	81	—	—	2,861
Substandard	940	—	—	43	4	168	—	1,155
Total	$85,742	$38,403	$10,637	$4,318	$1,850	$1,456	$—	$142,406
Commercial and industrial loans
Pass	$227,589	$319,582	$184,910	$77,852	$77,171	$296,278	$—	$1,183,382
Special mention	229	478	322	1,353	265	382	—	3,029
Substandard	307	455	367	40	109	725	—	2,003
Doubtful	—	300	—	—	—	—	—	300
Total	$228,125	$320,815	$185,599	$79,245	$77,545	$297,385	$—	$1,188,714
Consumer loans
Pass	$28,818	$25,791	$20,595	$11,516	$3,428	$4,328	$—	$94,476
Special mention	—	60	30	32	7	—	—	129
Substandard	12	119	2	14	46	30	—	223
Total	$28,830	$25,970	$20,627	$11,562	$3,481	$4,358	$—	$94,828
Total loans
Pass	$865,554	$1,138,255	$726,036	$461,044	$370,010	$960,750	$47,094	$4,568,743
Special mention	4,316	3,568	2,134	6,985	1,801	19,991	129	38,924
Substandard	5,379	1,404	1,639	1,466	10,198	20,306	304	40,696
Doubtful	—	300	—	—	—	—	—	300
Total	$875,249	$1,143,527	$729,809	$469,495	$382,009	$1,001,047	$47,527	$4,648,663

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021
Construction and land development loans
Pass	$38,656	$34,774	$23,505	$34,358	$3,760	$9,433	$—	$144,486
Special mention	110	—	—	—	—	—	—	110
Substandard	—	—	—	483	—	39	—	522
Total	$38,766	$34,774	$23,505	$34,841	$3,760	$9,472	$—	$145,118
Agricultural real estate loans
Pass	$78,793	$64,159	$25,713	$30,203	$12,142	$54,808	$—	$265,818
Special mention	872	259	4,028	384	69	6,087	—	11,699
Substandard	—	—	392	187	57	1,119	—	1,755
Total	$79,665	$64,418	$30,133	$30,774	$12,268	$62,014	$—	$279,272
1-4 family residential property loans
Pass	$78,889	$94,404	$35,554	$44,248	$30,735	$52,131	$42,800	$378,761
Special mention	234	—	1,934	499	2,601	1,196	41	6,505
Substandard	355	496	1,534	1,302	3,458	7,250	652	15,047
Total	$79,478	$94,900	$39,022	$46,049	$36,794	$60,577	$43,493	$400,313
Commercial real estate loans
Pass	$568,200	$417,334	$299,973	$174,448	$150,811	$304,585	$—	$1,915,351
Special mention	3,185	1,206	1,836	1,295	10,609	8,632	—	26,763
Substandard	2,007	714	6,242	1,179	4,646	8,238	—	23,026
Total	$573,392	$419,254	$308,051	$176,922	$166,066	$321,455	$—	$1,965,140
Agricultural loans
Pass	$105,378	$17,903	$5,612	$2,822	$924	$1,316	$—	$133,955
Special mention	13,725	436	2,648	150	13	64	—	17,036
Substandard	350	18	—	—	—	125	—	493
Total	$119,453	$18,357	$8,260	$2,972	$937	$1,505	$—	$151,484
Commercial and industrial loans
Pass	$279,814	$167,662	$119,702	$76,022	$22,888	$302,962	$—	$969,050
Special mention	613	399	1,463	182	477	819	—	3,953
Substandard	506	34	133	621	24	1,433	—	2,751
Total	$280,933	$168,095	$121,298	$76,825	$23,389	$305,214	$—	$975,754
Consumer loans
Pass	$27,948	$19,033	$16,978	$5,505	$4,297	$1,244	$—	$75,005
Special mention	68	54	38	9	—	—	—	169
Substandard	585	58	308	678	43	1,596	—	3,268
Total	$28,601	$19,145	$17,324	$6,192	$4,340	$2,840	$—	$78,442
Total loans
Pass	$1,177,678	$815,269	$527,037	$367,606	$225,557	$726,479	$42,800	$3,882,426
Special mention	18,807	2,354	11,947	2,519	13,769	16,798	41	66,235
Substandard	3,803	1,320	8,609	4,450	8,228	19,800	652	46,862
Total	$1,200,288	$818,943	$547,593	$374,575	$247,554	$763,077	$43,493	$3,995,523

The following table presents the Company’s loan portfolio aging analysis at June 30, 2022 and December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2022
Construction and land development	$—	$—	$449	$449	$140,623	$141,072	$—
Agricultural real estate	—	241	192	433	349,726	350,159	—
1-4 family residential properties	3,294	496	918	4,708	419,522	424,230	—
Multifamily residential properties	4	—	544	548	330,052	330,600	—
Commercial real estate	1,706	160	9,349	11,215	1,965,439	1,976,654	—
Loans secured by real estate	5,004	897	11,452	17,353	3,205,362	3,222,715	—
Agricultural loans	226	940	—	1,166	141,240	142,406	—
Commercial and industrial loans	1,357	65	1,332	2,754	1,034,233	1,036,987	—
Consumer loans	598	69	95	762	94,066	94,828	—
All other loans	—	—	—	—	151,727	151,727	—
Total loans	$7,185	$1,971	$12,879	$22,035	$4,626,628	$4,648,663	$—
December 31, 2021
Construction and land development	$159	$199	$203	$561	$144,557	$145,118	$—
Agricultural real estate	—	222	1	223	279,049	279,272	—
1-4 family residential properties	2,532	914	2,012	5,458	394,855	400,313	—
Multifamily residential properties	—	—	1,676	1,676	297,266	298,942	—
Commercial real estate	8,930	640	2,484	12,054	1,654,144	1,666,198	—
Loans secured by real estate	11,621	1,975	6,376	19,972	2,769,871	2,789,843	—
Agricultural loans	—	10	588	598	150,886	151,484	—
Commercial and industrial loans	381	302	1,156	1,839	830,169	832,008	—
Consumer loans	388	47	118	553	77,889	78,442	—
All other loans	1,854	—	—	1,854	141,892	143,746	—
Total loans	$14,244	$2,334	$8,238	$24,816	$3,970,707	$3,995,523	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2022 and December 31, 2021 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	June 30, 2022		December 31, 2021
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$25	$25
Agricultural real estate	1,268	1,268	237	336
1-4 family residential properties	4,045	4,680	5,252	5,252
Multifamily residential properties	1,311	1,311	1,982	1,982
Commercial real estate	7,634	7,975	7,554	7,920
Loans secured by real estate	14,258	15,234	15,050	15,515
Agricultural loans	174	174	560	560
Commercial and industrial loans	1,229	1,529	936	1,851
Consumer loans	98	98	179	179
All other loans	—	—	—	—
Total loans	$15,759	$17,035	$16,725	$18,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $94,000 and $319,000 for the six months ended June 30, 2022 and 2021, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at June 30, 2022 and December 31, 2021 was $5.0 million and $5.8 million, respectively. There was $497,000 and $765,000 in specific reserves established with respect to these loans as of June 30, 2022 and December 31, 2021, respectively. As troubled debt restructurings, these loans are included in nonperforming loans. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2022 and December 31, 2021 (in thousands).

Troubled debt restructurings:	June 30, 2022	December 31, 2021
Agricultural real estate	$233	$245
1-4 family residential properties	1,082	1,353
Commercial real estate	3,174	3,355
Loans secured by real estate	4,489	4,953
Agricultural loans	168	228
Commercial and industrial loans	313	479
Consumer loans	42	109
All other loans	—	23
Total	$5,012	$5,792
Performing troubled debt restructurings:
Agricultural real estate	$233	$245
1-4 family residential properties	659	882
Commercial real estate	1,978	2,552
Loans secured by real estate	2,870	3,679
Commercial and industrial loans	37	179
Consumer loans	39	50
All other loans	—	23
Total	$2,946	$3,931

The following table presents loans modified as TDRs during the six months ended June 30, 2022, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	June 30, 2022			June 30, 2021
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
1-4 family residential properties	2	$79	(b)(c)	1	395	(c)
Commercial real estate	2	199	(b)	1	679	(b)
Loans secured by real estate	4	278		2	1,074
Consumer loans	—	—		3	24	(b)
Total	4	$278		5	$1,098

Type of modifications:

(a)	Reduction of stated interest rate of loan
(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were two loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for six months ended June 30, 2022. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2021.

The balance of real estate owned includes $4,209,000 and $4,984,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2022 and December 31, 2021, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $417,000 and $411,000 at June 30, 2022 and December 31, 2021, respectively.

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition date is as follows (in thousands):

	2022	2021
	Delta Acquisition	LINCO Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$18,796	$64,647
Allowance for credit losses at acquisition	(863)	(2,074)
Non-credit discount/(premium) at acquisition	(523)	(187)
Fair value of purchased credit deteriorated loans at acquisition	$17,410	$62,386

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$144,225	$3,760	$115,613	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	26,227	39,435	24,085
Other intangibles	20,561	7,672	20,561	6,808
	$213,156	$40,674	$178,624	$37,668

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

Goodwill of $8.9 million was provisionally recorded for the acquisition and merger of LINCO Bancshares, Inc. (“LINCO”) during the first quarter of 2021. All this goodwill was assigned to the banking units of the Company. This goodwill was subsequently adjusted to $5.4 million to reflect adjustments made to finalize the purchase accounting.

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
		6,799
		$5,449

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2022, June 30, 2021 and December 31, 2021 (in thousands):

	June 30, 2022	June 30, 2021	December 31, 2021
Beginning balance	$420	$516	$516
Fair market value adjustment	107	318	544
Mortgage servicing rights amortized	(149)	(355)	(629)
Interest only strip	11	(6)	(11)
Ending balance	$389	$473	$420

Total amortization expense for six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Core deposit intangibles	$1,153	$728	$2,142	$1,438
Customer list intangibles	432	389	864	722
Mortgage servicing rights	48	178	149	355
	$1,633	$1,295	$3,155	$2,515

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/22 - 06/30/22	$3,155
Estimated amortization expense:
For period 07/01/22 - 12/31/22	3,165
For year ended 12/31/23	5,799
For year ended 12/31/24	5,291
For year ended 12/31/25	4,741
For year ended 12/31/26	3,852

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $174.9 million at June 30, 2022, increase of $28.6 million from $146.3 million at December 31, 2021. The increase during the first six months of 2022 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 0.53%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2022	December 31, 2021
US Treasury securities and obligations of U.S. government corporations and agencies	$49,277	$53,782
Mortgage-backed securities: GSE: residential	125,657	92,486
Total	$174,934	$146,268

FHLB borrowings, before net premiums of $428,000, were $375.9 million and $86 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
175,000,000	Overnight	1.63%
5,000,000	3.0	1.73%	July 12, 2022
25,000,000	1 Month	1.63%	July 29, 2022
25,000,000	3 Months	2.10%	September 23, 2022
25,000,000	3 Months	2.07%	September 30, 2022
25,000,000	6 Months	2.65%	December 23, 2022
25,000,000	6 Months	2.74%	December 30, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
5,000,000	5.0	1.54%	July 12, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$236,847	$—	$236,847	$—
Obligations of states and political subdivisions	327,822	—	327,822	—
Mortgage-backed securities	698,343	—	698,343	—
Other securities	86,936	—	86,936	—
Total available-for-sale securities	1,349,948	—	1,349,948	—
Equity securities	308	308	—	—
Derivative assets: interest rate swaps	3,163	—	3,163	—
Total assets	$1,353,419	$308	$1,353,111	$—

Derivative liabilities: interest rate swaps	$2,553	$—	$2,553	$—
December 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,815	$—	$203,815	$—
Obligations of states and political subdivisions	395,457	—	395,358	99
Mortgage-backed securities	791,038	—	791,038	—
Other securities	31,112	—	31,112	—
Total available-for-sale securities	1,421,422	—	1,421,323	99
Equity securities	397	397	—	—
Derivative assets: interest rate swaps	809	—	809	—
Total assets	$1,422,628	$397	$1,422,132	$99

Derivative liabilities: interest rate swaps	$1,476	$—	$1,476	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning balance	$—	$614	$99	$794
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	1	—	2
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(99)	(181)
Ending balance	$—	$615	$—	$615
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2022 was $4,504,000 and a fair value of $3,406,000 resulting in specific loss exposures of $1,098,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2022 was $4,209,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,680,000.

Mortgage Servicing Rights. As of June 30, 2022, mortgage servicing rights had a carrying value of $319,000 and a fair value of $389,000 resulting in a valuation reserve of $0. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Collateral dependent loans	$3,406	$—	$—	$3,406
Foreclosed assets held for sale	1,680	—	—	1,680
Mortgage servicing rights	389	—	—	389
December 31, 2021
Collateral dependent loans	$6,750	$—	$—	$6,750
Foreclosed assets held for sale	2,068	—	—	2,068
Mortgage servicing rights	420	—	—	420

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2022 and December 31, 2021.

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$3,406	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	1,680	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	389	Third party valuations	PSA standard prepayment model rate	126 - 437	135

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$6,750	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	2,068	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	420	Third party valuations	PSA standard prepayment model rate	205 - 513	273

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial assets
Cash and due from banks	$130,689	$130,689	$130,689	$—	$—
Federal funds sold	6,855	6,855	6,855	—	—
Certificates of deposit investments	1,715	1,715	—	1,715	—
Available-for-sale securities	1,349,948	1,349,948	—	1,349,948	—
Held-to-maturity securities	2,972	2,972	2,972	—	—
Equity securities	308	308	308	—	—
Loans held for sale	1,286	1,286	—	1,286	—
Loans net of allowance for credit losses	4,588,302	4,441,169	—	—	4,441,169
Interest receivable	23,323	23,323	—	23,323	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	8,684	8,684	—	8,684	—
Financial liabilities
Deposits	$5,318,978	$5,321,281	$—	$4,666,356	$654,925
Other borrowings	10,000	10,000	10,000	—	—
Securities sold under agreements to repurchase	174,934	174,859	—	174,859	—
Interest payable	1,662	1,662	—	1,662	—
Federal Home Loan Bank borrowings	376,286	372,350	—	372,350	—
Subordinated debt, net	94,476	91,832	—	91,832
Junior subordinated debentures, net	19,279	18,440	—	18,440	—

December 31, 2021
Financial assets
Cash and due from banks	$167,242	$167,242	$167,242	$—	$—
Federal funds sold	1,360	1,360	1,360	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,421,422	1,421,422	—	1,421,323	99
Held-to-maturity securities	7,030	7,034	2,029	5,005	—
Equity securities	397	397	397	—	—
Loans held for sale	2,748	2,748	—	2,748	—
Loans net of allowance for credit losses	3,938,120	3,889,870	—	—	3,889,870
Interest receivable	19,868	19,868	—	19,868	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$4,956,486	$4,956,738	$—	$4,394,434	$562,304
Securities sold under agreements to repurchase	146,268	146,274	—	146,274	—
Interest payable	1,346	1,346	—	1,346	—
Federal Home Loan Bank borrowings	86,446	86,248	—	86,248	—
Subordinated debt, net	94,400	94,400	—	94,400	—
Junior subordinated debentures, net	19,195	15,012	—	15,012	—

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
			$107,322

The Company has recognized approximately $1.75 million, pre-tax, of acquisition costs for the Delta Merger. Of this amount, $1.5 million was recognized during 2022. These costs are included in salaries and benefits, legal and professional and other expense. Of the $7.9 million adjustment to loans, $8.2 million is being accreted to interest income over the remaining term of the loans. The remaining $300,000 was the elimination of deferred fees and unearned discounts previously recorded by Jefferson Bank. The Company also recorded approximately $863,000 directly to the allowance for credit losses for loans identified as PCD. Of the $426 million of loans acquired, approximately $18.8 million was identified as PCD.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

Net interest income	$-	$49,600	$93,267	$90,812
Provision for loan losses	-	3,140	3,859	15,726
Non-interest income	-	18,519	39,801	36,545
Non-interest expense	-	48,846	84,141	89,845
Income before taxes	-	16,133	45,068	21,786
Income tax expense (benefit)	-	3,560	10,062	4,371
Net income (loss)	$-	$12,573	$35,006	$17,415

Earnings per share
Basic	$0.00	$0.62	$1.76	$0.87
Diluted	0.00	0.62	1.75	0.87

Basic weighted average shares o/s	-	20,359,460	19,875,516	19,977,949
Diluted weighted average shares o/s	-	20,412,480	19,947,227	20,030,969

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
			$147,691

The Company has recognized approximately $9 million, pre-tax, of acquisition costs for the LINCO acquisition. Of this amount, $8.5 million was recognized during the first six months of 2021. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands, except per share data):

Six months ended June 30, 2021

Net interest income	$86,217
Provision for loan losses	11,776
Non-interest income	37,145
Non-interest expense	87,812
Income before taxes	23,774
Income tax expense (benefit)	4,947
Net income (loss)	$18,827

Earnings per share
Basic	$1.06
Diluted	1.06

Basic weighted average shares o/s	17,685,679
Diluted weighted average shares o/s	17,738,699

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2022, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	June 30, 2022	June 30, 2021	December 31, 2021
Operating lease right-of-use assets	$15,649	$16,753	$15,116
Operating lease liabilities	15,884	16,919	15,322
Weighted-average remaining lease term (in years)	6.9	6.2	6.6
Weighted-average discount rate	2.66%	2.63%	2.70%

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

Maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$1,597
2023	2,635
2024	2,285
2025	1,877
2026	1,805
Thereafter	7,706
Total lease payments	17,905
Less imputed interest	(2,021)
Total lease liability	$15,884

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$639	$745	$1,268	$1,448
Short-term lease cost	15	100	42	133
Variable lease cost	300	105	566	249
Total lease cost	954	950	1,876	1,830
Income from subleases	(90)	(167)	(190)	(320)
Net lease cost	$864	$783	$1,686	$1,510

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2022	June 30, 2021
Operating cash flows from operating leases	$1,517	$1,467

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.8	$13,671	$(2,553)

December 31, 2021
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.3	$13,900	$(1,476)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Derivatives	2022	2021	2022	2021
Interest rate swap agreements	Interest income on loans	$492	$151	$1,277	$(591)

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2022	2021	2022	2021
Interest rate swap agreements	Interest income on loans	$(492)	$(151)	$(1,277)	$591

As of June 30, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$13,061	$(610)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the six months ended June 30, 2022 (dollars in thousands):

June 30, 2022	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	5.5	$39,975	$3,163
Interest rate swap agreements	Other liabilities	5.5	39,975	(3,163)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of the Company’s; accounting principles, policies and guidelines; the severity, magnitude and duration of the COVID-19 pandemic, the direct and indirect impact of such pandemic, including responses to the pandemic by the U.S., state and local governments, customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the company’s liquidity and capital positions, impair the ability of the company’s borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on the Company’s financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Additional information concerning the Company, including additional factors and risks that could materially affect the Company financial results, are included in the Company filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

COVID-19 Impact

The COVID-19 outbreak is, and continues to be, an unprecedented event that provides significant economic uncertainty for a broad spectrum of industries. The spread of this outbreak has caused significant disruptions in the U.S. economy and some of these impacts will be long lasting. As it continues to evolve it is not clear when or how the pandemic-driven contraction will recover. The Company is focused on supporting its customers, communities, and employees during this unique operating environment. Following is a description of certain impacts COVID-19 is having, certain actions taken because of COVID-19, and certain risks to the Company that COVID-19 creates or exacerbates, as well as management's outlook on the current COVID-19 situation.

Lending operations and accommodations to customers. Beginning in March 2020, First Mid Bank offered a 90-day commercial deferral program, primarily to hotel and restaurant borrowers. Subsequently, additional deferrals were offered on an individual case basis and a broader program was offered to residential and consumer customers. As of June 30, 2022, there were no deferrals outstanding through these programs. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two to five-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, the Company has outstanding 18 PPP loans totaling $1.2 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Capital and liquidity. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through June 30, 2022, were $36.2 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.4 billion of total available capacity as of June 30, 2022.

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

Net income was $34,374,000 and $16,330,000 for the six months ended June 30, 2022 and 2021, respectively. Diluted net income per common share was $1.72 and $0.92 for the six months ended June 30, 2022 and 2021, respectively.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2022 and 2021, compared to the performance ratios for the year ended December 31, 2021:

	Six months ended		Year ended
	June 30, 2022	June 30, 2021	December 31, 2021
Return on average assets	1.07%	0.59%	0.90%
Return on average common equity	10.48%	5.44%	8.38%
Average equity to average assets	10.18%	10.90%	10.72%

Total assets were $6.7 billion at June 30, 2022, compared to $6.0 billion as of December 31, 2021. From December 31, 2021 to June 30, 2022, cash and interest-bearing deposits decreased $31.1 million, net loan balances increased $650.2 million and investment securities decreased $75.6 million. Net loan balances were $4.59 billion at June 30, 2022 compared to $3.94 billion at December 31, 2021. The increase was primarily due to the acquisition of Jefferson Bank during the first quarter of 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.13% for the six months ended June 30, 2022, down from 3.18% for the same period in 2021. This decrease was primarily due to lower yields on loans and investments. Net interest income before the provision for loan losses was $90.3 million compared to net interest income of $79.5 million for the same period in 2021. The increase in net interest income was primarily due to the acquisition of Jefferson Bank during the first quarter of 2022.

Total non-interest income of $39.7 million increased $3.7 million or 10.1% from $36.0 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, insurance commissions, and income from Jefferson Bank.

Total non-interest expense of $81.9 million decreased $1.7 million or 2.0% from $83.6 million for the same period last year. The decreased was primarily due to variable costs tied to the increased revenues, inflationary impacts, and expenses from the acquisition of Delta during the first six months of 2022, compared to greater expenses from the acquisition of LINCO during the first six months of 2021.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2022 versus 2021
	Three months ended June 30, 2022	Six months ended June 30, 2022
Net interest income	$4,079	$10,837
Provision for credit losses	(1,467)	7,717
Other income, including securities transactions	275	3,651
Other expenses	4,498	1,673
Income taxes	(1,848)	(5,834)
Increase in net income	$5,537	$18,044

Credit quality is an area of importance to the Company. Total nonperforming loans were $20.0 million at June 30, 2022, compared to $30.4 million at June 30, 2021 and $22.0 million at December 31, 2021. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.2 million at June 30, 2022 compared to $7.2 million at June 30, 2021 and $5.0 million at December 31, 2021.

The Company’s provision for credit losses for the six months ended June 30, 2022 and 2021 was $3,859,000 and $11,576,000, respectively. The provision expense during the first six months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million.  Provision expense during the first six months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million. Total loans past due 30 days or more were 0.47% of loans at June 30, 2022 compared to 1.35% at June 30, 2021, and 0.62% of loans at December 31, 2021. Loans secured by both commercial and residential real estate comprised approximately 69.3% of the loan portfolio as of June 30, 2022 and 69.8% as of December 31, 2021.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2022 and 2021 and December 31, 2021 was 12.16%, 10.92% and 12.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2022 and 2021, and December 31, 2021 was 15.05%, 13.91% and 15.79%, respectively. The decrease in Tier 1 capital and total to risk weighted assets ratio from December 31, 2021 was primarily due to the acquisition of Delta and dividends paid to shareholders, offset by net income added to retained earnings.

On March 27, 2020, the federal banking regulatory agencies, issued an interim final rule which provided an option to delay the estimated impact on regulatory capital of ASU 2016-13, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 ("CECL adjustments"), was be delayed for two years. The cumulative amount of these adjustments is being phased out of the regulatory capital calculation over a three-year period, with 75% of the adjustments included in 2022, 50% of the adjustments included in 2023 and 25% of the adjustments included in 2024. After five years, the temporary delay of ASU 2016-13 adoption will be fully reversed. The Company has elected this option.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2022 and 2021, were $1.2 billion and $961 million, respectively.  The increase in outstanding commitments was primarily due to the acquisition of Jefferson Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and Jefferson Bank are required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $862,000 and $930,000 for the assessment during the first six months of 2022 and 2021, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2022 and 2021 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,569,000 and $1,207,000 for 2022 and 2021, respectively were 3.09% and 3.18% at June 30, 2022 and 2021, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2022 and 2021 in the following table (dollars in thousands):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$52,006	$89	69.00%	$341,907	$87	0.10%
Federal funds sold	4,660	6	0.52%	1,328	—	0.00%
Certificates of deposit	1,912	10	2.10%	2,690	15	2.24%
Investment securities:
Taxable	1,098,389	5,346	1.95%	890,660	4,046	1.82%
Tax-exempt (1)	337,261	2,882	3.42%	270,791	2,143	3.17%
Loans net of unearned income (TE) (2)	4,481,593	43,749	3.92%	3,873,035	40,956	4.24%
Total earning assets	5,975,821	52,082	3.50%	5,380,411	47,247	3.52%
Cash and due from banks	114,362			91,497
Premises and equipment	89,605			87,494
Other assets	442,860			341,570
Allowance for loan losses	(58,744)			(55,656)
Total assets	$6,563,904			$5,845,316
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,656,507	$1,804	0.28%	$2,173,498	$1,027	0.19%
Savings deposits	684,708	124	0.07%	640,479	123	0.08%
Time deposits	646,565	595	0.37%	788,375	1,112	0.57%
Total interest-bearing deposits	3,987,780	2,523	0.25%	3,602,352	2,262	0.25%
Securities sold under agreements to repurchase	178,632	137	0.31%	177,002	57	0.13%
FHLB advances	230,636	640	1.11%	112,622	445	1.58%
Federal funds purchased	1,341	5	1.50%	—	—	—%
Subordinated Debt	94,451	986	4.19%	94,302	985	4.19%
Junior subordinated debt	19,252	166	3.46%	19,083	139	2.92%
Other debt	55	—	—%	—	—	—%
Total borrowings	524,367	1,934	1.48%	403,009	1,626	1.62%
Total interest-bearing liabilities	4,512,147	4,457	0.40%	4,005,361	3,888	0.39%
Non interest-bearing demand deposits	1,363,548		0.30%	1,164,128		0.30%
Other liabilities	43,900			64,808
Stockholders' equity	644,309			611,019
Total liabilities and equity	$6,563,904			$5,845,316
Net interest income		$47,625			$43,359
Net interest spread			3.10%			3.13%
Impact of non interest-bearing funds			0.10%			0.09%
TE net yield on interest-bearing assets			3.20%			3.22%

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$93,361	$144	0.31%	$310,296	$161	0.10%
Federal funds sold	4,190	7	0.36%	1,322	—	0.03%
Certificates of deposit	2,074	21	2.03%	2,692	29	2.14%
Investment securities:
Taxable	1,105,354	10,251	1.85%	826,603	7,295	1.77%
Tax-exempt (1)	359,318	5,749	3.20%	259,498	4,159	3.21%
Loans net of unearned income (TE) (2)	4,332,925	83,825	3.90%	3,676,486	77,014	4.22%
Total earning assets	5,897,222	99,997	3.41%	5,076,897	88,658	3.51%
Cash and due from banks	114,309			87,964
Premises and equipment	86,760			77,941
Other assets	405,621			319,034
Allowance for loan losses	(58,604)			(51,220)
Total assets	$6,445,308			$5,510,616
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,633,667	$3,125	0.24%	$2,025,759	$1,913	0.19%
Savings deposits	671,447	243	0.07%	610,224	259	0.09%
Time deposits	630,940	1,303	0.42%	706,568	2,574	0.73%
Total interest-bearing deposits	3,936,054	4,671	0.24%	3,342,551	4,746	0.29%
Securities sold under agreements to repurchase	176,076	204	0.23%	187,776	127	0.14%
FHLB advances	173,561	916	1.06%	107,381	819	1.54%
Federal funds purchased	696	5	1.45%	—	—	—%
Subordinated debt	94,432	1,972	4.21%	94,284	1,969	4.21%
Junior subordinated debentures	19,231	312	3.27%	19,062	279	2.95%
Other debt	28	—	—%	—	—	—%
Total borrowings	464,024	3,409	1.48%	408,503	3,194	1.58%
Total interest-bearing liabilities	4,400,078	8,080	0.37%	3,751,054	7,940	0.43%
Non interest-bearing demand deposits	1,346,645		0.28%	1,099,295		0.33%
Other liabilities	42,628			59,604
Stockholders' equity	655,957			600,663
Total liabilities and equity	$6,445,308			$5,510,616
Net interest income		$91,917			$80,718
Net interest spread			3.04%			3.08%
Impact of non interest-bearing funds			0.09%			0.10%
TE net yield on interest-earning assets			3.13%			3.18%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2022, compared to the same period in 2021 (in thousands):

	Three months ended June 30, 2022 compared to 2021 Increase / (Decrease)			Six months ended June 30, 2022 compared to 2021 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$2	$(507)	$509	$(17)	$(330)	$313
Federal funds sold	6	—	6	7	1	6
Certificates of deposit investments	(5)	(4)	(1)	(8)	(7)	(1)
Investment securities:
Taxable	1,300	995	305	2,956	2,607	349
Tax-exempt (2)	739	558	181	1,590	1,597	(7)
Loans (2) (3)	2,793	18,632	(15,839)	6,811	21,296	(14,485)
Total interest income	$4,835	$19,674	$(14,839)	$11,339	$25,164	$(13,825)
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$777	$268	$509	$1,212	$646	$566
Savings deposits	1	46	(45)	(16)	71	(87)
Time deposits	(517)	(175)	(342)	(1,271)	(256)	(1,015)
Securities sold under agreements to repurchase	80	—	80	77	(23)	100
FHLB advances	195	976	(781)	97	749	(652)
Federal funds purchased	5	5	—	5	5	—
Subordinated debt	1	1	—	3	3	—
Junior subordinated debentures	27	1	26	33	3	30
Other debt	—	—	—	—	—	—
Total interest expense	569	1,122	(553)	140	1,198	(1,058)
Net interest income	$4,266	$18,552	$(14,286)	$11,199	$23,966	$(12,767)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $11.2 million, or 13.9%, to $91.9 million for the six months ended June 30, 2022, from $80.7 million for the same period in 2021. Net interest income increased primarily due to the acquisition of Jefferson Bank during the first quarter of 2022. The net interest margin decreased primarily due to lower interest rates on loans and investments.

For the six months ended June 30, 2022, average earning assets increased $820 million, or 16.2%, and average interest-bearing liabilities increased $649.0 million or 17.3% compared with average balances for the same period in 2021.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions decreased $216.9 million or 69.9%.
•	Average federal funds sold increased $2.9 million or 216.9%.
•	Average certificates of deposits investments decreased $0.6 million or 23.0%.
•	Average loans increased by $656.4 million or 17.9%.
•	Average securities increased by $378.6 million or 34.9%.
•	Average interest-bearing customer deposits increased by $593.5 million or 17.8%.
•	Average securities sold under agreements to repurchase decreased by $11.7 million or 6.2%.
•	Average borrowings and other debt increased by $67.2 million or 30.5%.

•Net interest margin decreased to 3.13% for the first six months of 2022 from 3.18% for the first six months of 2021.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2022 and 2021 was $3.9 million and $11.6 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million. The provision expense during the first six months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million. Net charge-offs were $303,000 for the six months ended June 30, 2022, compared to net charge offs of $963,000 for June 30, 2021. Nonperforming loans were $20.0 million and $30.4 million as of June 30, 2022 and 2021, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Wealth management revenues	$5,473	$5,016	$457	9.1%	$11,448	$9,942	$1,506	15.1%
Insurance commissions	5,641	4,988	653	13.1%	12,745	10,845	1,900	17.5%
Service charges	2,236	1,539	697	45.3%	4,292	2,903	1,389	47.8%
Security gains, net	2	73	(71)	-97.3%	2	77	(75)	-97.4%
Mortgage banking revenue, net	289	1,691	(1,402)	-82.9%	770	3,100	(2,330)	-75.2%
ATM / debit card revenue	3,214	3,141	73	2.3%	6,112	5,840	272	4.7%
Bank owned life insurance	877	761	116	15.2%	1,721	1,398	323	23.1%
Other	827	1,075	(248)	-23.1%	2,594	1,928	666	34.5%
Total other income	$18,559	$18,284	$275	1.5%	$39,684	$36,033	$3,651	10.1%

Following are explanations of the changes in these other income categories for the three and six months ended June 30, 2022 compared to the same period in 2021:

•	Wealth management revenues increased due to growth in customer accounts and assets under management as well as rising commodity prices, which drove higher farm management fee income.
•	Insurance commissions increased primarily due to an increase in commission income and contingency income during 2022 compared to the same period last year.
•

Fees from service charges increased during the first six months of 2022 primarily due to an increase in overdraft fees and transaction account service charges during the period and the acquisition of Jefferson Bank.

•	Gains from the sale of securities during 2022 and 2021 were $2,000 and $77,000, respectively.
•	The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•	$16.3 million (representing 115 loans) for the three months ended June 30, 2022.
•	$35.5 million (representing 258 loans) for the three months ended June 30, 2021.
•	$35.9 million (representing 254 loans) for the six months ended June 30, 2022.
•	$143.8 million (representing 521 loans) for the six months ended June 30, 2021.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Jefferson Bank.
•

Bank owned life insurance income increased approximately $323,000 during the first six months of 2022 compared to the same period in 2021 primarily due to $15.8 million of insurance added through the acquisition of Jefferson Bank.

•	Other income increased primarily due to gain realized on the termination of derivatives and the acquisition of Jefferson Bank.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$25,768	$24,908	$860	3.5%	$50,107	$48,395	$1,712	3.5%
Net occupancy and equipment expense	6,073	5,482	591	10.8%	12,228	10,452	1,776	17.0%
Net other real estate owned expense	218	1,966	(1,748)	-88.9%	185	2,044	(1,859)	-90.9%
FDIC insurance	436	478	(42)	-8.8%	862	930	(68)	-7.3%
Amortization of intangible assets	1,633	1,295	338	26.1%	3,155	2,515	640	25.4%
Stationery and supplies	325	235	90	38.3%	636	551	85	15.4%
Legal and professional	1,885	1,639	246	15.0%	3,619	3,041	578	19.0%
Marketing and donations	706	507	199	39.3%	1,579	1,009	570	56.5%
ATM/debit card expense	670	1,074	(404)	-37.6%	1,748	1,912	(164)	-8.6%
Other operating expenses	3,801	8,429	(4,628)	-54.9%	7,821	12,764	(4,943)	-38.7%
Total other expense	$41,515	$46,013	$(4,498)	-9.8%	$81,940	$83,613	$(1,673)	-2.0%

Following are explanations for the changes in these other expense categories for the three and six months ended June 30, 2022 compared to the same period in 2021:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Jefferson Bank, offset by declines in bonus accrual expense and group insurance expense, during the first six months of 2022. There were 1025 and 960 full-time equivalent employees at June 30, 2022 and 2021, respectively.

•

The increase in occupancy and equipment expense was due to increases in depreciation, equipment, and other property related expenses from the acquisition of Jefferson Bank and offset by decreases in data processing expense.

•	The decrease in net other real estate owned expense was primarily due to properties sold at a net gain during 2022 compared to properties sold or written down at a net loss during 2021.
•

Expense for amortization of intangible assets increased due to increases in amortization expense for additional core deposit intangibles resulting from the acquisition of Jefferson Bank, for the six months ended June 30, 2022 compared to 2021.

•	The decrease in other operating expenses was primarily due to a decrease in costs to acquire Delta compared to cost to acquire LINCO offset by additional expenses from the operation of Jefferson Bank.
•

On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the operation of Jefferson Bank offset by a decrease in ATM/debit card expense.

Income Taxes

Total income tax expense amounted to $9.9 million (22.5% effective tax rate) for the six months ended June 30, 2022, compared to $4.0 million (19.8% effective tax rate) for the same period in 2021. The increase in effective rate is related to increased pre-tax net income while permanent items were relatively stable.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2022 and December 31, 2021 (dollars in thousands)

	June 30, 2022		December 31, 2021
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$261,387	1.28%	$213,599	1.22%
Obligations of states and political subdivisions	385,688	2.39%	383,991	2.40%
Mortgage-backed securities: GSE residential	793,979	1.70%	799,456	1.58%
Other securities	92,484	3.17%	32,575	4.30%
Total securities	$1,533,538	1.89%	$1,429,621	1.80%

At June 30, 2022, the Company’s investment portfolio increased by $103.9 million from December 31, 2021 primarily due to securities added with the acquisition of Jefferson Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of June 30, 2022 for investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2022 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$261,387	$236,847	$236,102	$—	$—	$—	$—	$745
Obligations of state and political subdivisions	385,688	327,822	55,196	243,588	28,499	—	—	539
Mortgage-backed securities (2)	793,979	698,343	1,001	—	—	—	—	697,342
Other securities	89,512	86,936	4,277	14,799	26,278	4,880	—	36,702
Total available-for-sale	$1,530,566	$1,349,948	$296,576	$258,387	$54,777	$4,880	$—	$735,328
Held-to-maturity:
Other securities	2,972	2,972						2,972
Total held-to-maturity	$2,972	$2,972	$—	$—	$—	$—	$—	$2,972
Equity securities:
Federal Agricultural Mtg Corp	$84	$308	$—	$—	$—	$—	$—	$308

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$141,072	3.0%	$145,118	3.6%
Agricultural real estate	350,159	7.5%	279,272	7.0%
1-4 family residential properties	424,230	9.1%	400,313	10.0%
Multifamily residential properties	330,600	7.1%	298,942	7.5%
Commercial real estate	1,976,654	42.6%	1,666,198	41.7%
Loans secured by real estate	3,222,715	69.3%	2,789,843	69.8%
Agricultural loans	142,406	3.1%	151,484	3.8%
Commercial and industrial loans	1,036,987	22.3%	832,008	20.8%
Consumer loans	94,828	2.0%	78,442	2.0%
All other loans	151,727	3.3%	143,746	3.6%
Total loans	$4,648,663	100.0%	$3,995,523	100.0%

Loan balances increased $653.1 million, or 16.3%. The increase included approximately $426.4 million of loans acquired, before purchase accounting adjustments, from Jefferson Bank. The increase was offset by payoffs and PPP forgiveness. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.3 million and $2.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2022 and December 31, 2021, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2022		December 31, 2021
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$366,644	7.89%	$297,394	7.44%
Lessors of non-residential buildings	901,964	19.40%	696,730	17.44%
Lessors of residential buildings and dwellings	494,458	10.64%	468,362	11.72%
Hotels and motels	203,023	4.37%	57,549	1.44%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2022, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$44,267	$58,108	$38,697	$141,072
Agricultural real estate	13,298	125,286	211,575	350,159
1-4 family residential properties	14,754	112,178	297,298	424,230
Multifamily residential properties	12,425	250,384	67,791	330,600
Commercial real estate	83,866	974,884	917,904	1,976,654
Loans secured by real estate	168,610	1,520,840	1,533,265	3,222,715
Agricultural loans	107,845	31,363	3,198	142,406
Commercial and industrial loans	261,846	484,519	290,622	1,036,987
Consumer loans	9,305	59,275	26,248	94,828
All other loans	34,578	25,975	91,174	151,727
Total loans	$582,184	$2,121,972	$1,944,507	$4,648,663

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of June 30, 2022, loans with maturities over one year consisted of approximately $2.8 billion in fixed rate loans and approximately $1.3 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Nonaccrual loans	$17,035	$18,105
Restructured loans which are performing in accordance with revised terms	2,946	3,931
Total nonperforming loans	19,981	22,036
Repossessed assets	4,209	5,019
Total nonperforming loans and repossessed assets	$24,190	$27,055
Nonperforming loans to loans, before allowance for loan losses	0.43%	0.55%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.52%	0.68%

The $1,070,000 decrease in nonaccrual loans during 2022 resulted from the net of $3,943,000 of loans put on nonaccrual status offset by $4,596,000 of loans becoming current or paid-off, $145,000 of loans transferred to other real estate and $273,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	0.0%	$25	0.1%
Agricultural real estate	1,268	7.4%	336	1.9%
1-4 family residential properties	4,680	27.5%	5,252	29.0%
Multifamily residential properties	1,311	7.7%	1,982	11.0%
Commercial real estate	7,975	46.8%	7,920	43.7%
Loans secured by real estate	15,234	89.4%	15,515	85.7%
Agricultural loans	174	1.0%	560	3.1%
Commercial and industrial loans	1,529	9.0%	1,851	10.2%
Consumer loans	98	0.6%	179	1.0%
Total loans	$17,035	100.0%	$18,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $94,000 and $319,000 for the six months ended June 30, 2022 and 2021, respectively.

The $810,000 decrease in repossessed assets during the first six months of 2022 resulted from $275,000 of additional assets repossessed and $867,000 of repossessed assets sold, $200,000 of writedowns, and approximately $18,000 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,773	65.9%	$3,004	59.9%
1-4 family residential properties	28	0.7%	12	0.2%
Commercial real estate	1,408	33.5%	1,968	39.2%
Total real estate	4,209	100.0%	4,984	99.3%
Consumer loans	—	0.0%	35	0.7%
Total repossessed collateral	$4,209	100.0%	$5,019	100.0%

Repossessed assets sold during the first six months of 2022 resulted in net gains of $27,000 related to real estate asset sales and $1,000 related to other asset sales. The Company also recognized $61,000 of deferred gains and $200,000 of writedowns. Repossessed assets sold during the same period in 2021 resulted in net gains of $625,000, of which $1,887,000 of net losses was related to real estate asset sales and $1,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2022, the Company’s loan portfolio included $492.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $366.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $61.8 million from $430.8 million at December 31, 2021 while loans concentrated in other grain farming increased $69.3 million from $297.4 million at December 31, 2021. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $203.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $902.0 million of loans to lessors of non-residential buildings, and $494.5 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of June 30, 2022 and 2021, and of changes in the allowance for the three and six months ended June 30, 2022 and 2021, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Average loans outstanding, net of unearned income	$4,481,593	$3,873,035	$4,332,925	$3,676,486
Allowance - beginning of period	58,474	55,418	54,655	41,910
Initial allowance on loans purchased with credit deterioration	—	—	863	2,074
Charge-offs:
Construction and land development	—	23	2	23
1-4 family residential	69	14	141	196
Commercial real estate	68	—	407	480
Agricultural	93	—	93	—
Commercial and industrial	32	68	35	86
Consumer	309	344	667	632
Total charge-offs	571	449	1,345	1,417
Recoveries:
1-4 family residential	42	18	245	26
Commercial real estate	12	13	359	22
Commercial and industrial	63	22	124	40
Consumer	148	134	315	365
Total recoveries	265	188	1,043	454
Net charge-offs (recoveries)	306	261	302	963
Provision for loan losses	907	(560)	3,859	11,576
Allowance-end of period	$59,075	$54,597	$59,075	$54,597
Ratio of annualized net charge-offs to average loans	0.03%	0.03%	0.01%	0.05%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.27%	1.44%	1.27%	1.44%
Ratio of allowance for credit losses to nonperforming loans	296%	180%	296%	180%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at June 30, 2022 compared to June 30, 2021. The increase in allowance for credit losses is primarily due to the day one provision required to be recorded in the acquisition of loans with Jefferson Bank and other increases in loan balances.

During the first six months of 2022, the Company had net charge offs of $303,000 compared to net charge-offs of $963,000 in 2021. During the first six months of 2022, there were significant charge-offs of two commercial real estate loans of one borrower totaling $271,000. During the first six months of 2021, there were significant charge-offs of one commercial real estate loan to one borrower totaling $480,000 and one commercial loan to a single borrower totaling $1,572,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021 (dollars in thousands):

	Six months ended June 30, 2022		Six months ended June 30, 2021		Year ended December 31, 2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,346,645	—%	$1,099,295	—%	$1,164,877	—%
Interest-bearing	2,633,667	0.24%	2,025,759	0.19%	2,217,281	0.19%
Savings	671,447	0.07%	610,224	0.09%	611,379	0.08%
Time deposits	630,940	0.42%	706,568	0.73%	671,056	0.64%
Total average deposits	$5,282,699	0.18%	$4,441,846	0.22%	$4,664,593	0.19%

During the first six months of 2022, the average balance of deposits increased by $0.6 billion from the average balance for the year ended December 31, 2021. Average non-interest-bearing deposits increased by $181.8 million, average interest-bearing balances increased by $416.4 million, savings account balances increased $60.1 million and balances of time deposits decreased $40.1 million. These increases were primarily due to deposits added in the acquisition of Jefferson Bank offset by maturing time deposits.

The following table sets forth the high and low month-end balances for the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021 (in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021	Year ended December 31, 2021
High month-end balances of total deposits	$5,487,305	$4,789,451	$5,000,084
Low month-end balances of total deposits	4,904,973	3,725,741	3,725,741

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
3 months or less	$93,288	$86,790
Over 3 through 6 months	64,265	57,777
Over 6 through 12 months	85,273	82,644
Over 12 months	113,619	75,568
Total	$356,445	$302,779

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2022 and December 31, 2021 is presented below (dollars in thousands):

	June 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$174,934	$146,268
Federal Home Loan Bank advances:
Overnight	175,000	—
Fixed term – due in one year or less	145,092	25,113
Fixed term – due after one year	56,194	61,333
Other borrowings:
Federal funds purchased	10,000	—
Subordinated debt	94,476	94,400
Junior subordinated debentures	19,279	19,195
Total	$674,975	$346,309
Average interest rate at end of period	1.21%	1.78%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$190,314	$212,503
Federal Home Loan Bank advances:
Overnight	175,000	—
Fixed term – due in one year or less	145,092	30,180
Fixed term – due after one year	181,203	97,877
Other borrowings:
Federal funds purchased	10,000	—
Subordinated debt	94,476	94,400
Junior subordinated debentures	19,279	19,195

Averages for the period (YTD):
Securities sold under agreements to repurchase	$176,076	$173,762
Federal Home Loan Bank advances:
Overnight	40,801	—
Fixed term – due in one year or less	52,115	22,751
Fixed term – due after one year	80,645	84,766
Other borrowings:
Federal funds purchased	696	—
Loans due in one year or less	28	—
Subordinated debt	94,432	94,321
Junior subordinated debentures	19,231	19,105
Total	$464,024	$394,705
Average interest rate during the period	1.48%	1.58%

Securities sold under agreements to repurchase decreased $28.7 million during the first six months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2022 the fixed term advances, before net premiums of $538,000, consisted of $375.9 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
175,000,000	Overnight	1.63%
5,000,000	3.0	1.73%	July 12, 2022
25,000,000	1 Month	1.63%	July 29, 2022
25,000,000	3 Months	2.10%	September 23, 2022
25,000,000	3 Months	2.07%	September 30, 2022
25,000,000	6 Months	2.65%	December 23, 2022
25,000,000	6 Months	2.74%	December 30, 2022
5,000,000	8.0	2.40%	January 9, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
5,000,000	5.0	1.54%	July 12, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of June 30, 2022. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2022 and 2021, and December 31, 2021.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 3.43% and 1.80% at June 30, 2022 and December 31, 2021, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (3.68% and 2.05% at June 30, 2022 and December 31, 2021, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (3.53% and 1.90% at June 30, 2022 and December 31, 2021, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2022 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$21,209	$—	$—	$—	$—	$—	$21,209	$21,209
Certificates of deposit investments	980	735	—	—	—	—	1,715	1,715
Taxable investment securities	38,039	103,803	108,185	89,127	83,904	606,421	1,029,479	1,029,479
Nontaxable investment securities	(47,711)	7,181	11,344	9,282	10,563	333,090	323,749	323,749
Loans	1,583,891	690,937	648,379	600,806	758,000	366,650	4,648,663	4,501,530
Total	$1,596,408	$802,656	$767,908	$699,215	$852,467	$1,306,161	$6,024,815	$5,877,682
Interest-bearing liabilities:
Savings and NOW accounts	$552,913	$190,544	$190,544	$190,544	$190,544	$822,787	$2,137,876	$2,137,876
Money market accounts	732,356	55,679	55,679	55,679	55,679	203,652	1,158,724	1,158,724
Other time deposits	450,746	121,528	39,517	23,338	17,407	86	652,622	654,925
Short-term borrowings/debt	359,934	—	—	—	—	—	359,934	359,859
Long-term borrowings/debt	164,371	10,000	20,038	100,632	—	20,000	315,041	307,622
Total	$2,260,320	$377,751	$305,778	$370,193	$263,630	$1,046,525	$4,624,197	$4,619,006
Rate sensitive assets – rate sensitive liabilities	$(663,912)	$424,905	$462,130	$329,022	$588,837	$259,636	$1,400,618
Cumulative GAP	(663,912)	(239,007)	223,123	552,145	1,140,982	1,400,618
Cumulative amounts as % of total Rate sensitive assets	-11.0%	7.1%	7.7%	5.5%	9.8%	4.3%
Cumulative Ratio	-11.0%	-4.0%	3.7%	9.2%	18.9%	23.2%

The static GAP analysis shows that at June 30, 2022, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At June 30, 2022, the Company’s stockholders' equity decreased $7.6 million or 1.2%, to $626.3 million from $633.9 million as of December 31, 2021. During the first six months of 2022, net income contributed $34.4 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $127.4 million, net of tax. Dividends of $8.5 million were paid during the first six months of 2022. The acquisition of Delta also increased stockholders’ equity $92.1 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2022 and December 31, 2021, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk-weighted assets)
Company	$769,021	15.05%	$536,701	> 10.50%	N/A	N/A
First Mid Bank	720,042	14.12%	535,553	> 10.50%	$510,050	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	621,750	12.16%	434,472	> 8.50%	N/A	N/A
First Mid Bank	667,247	13.08%	433,543	> 8.50%	408,040	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	602,471	11.79%	357,800	> 7.00%	N/A	N/A
First Mid Bank	667,247	13.08%	357,035	> 7.00%	331,533	> 6.50%
Tier 1 capital (to average assets)
Company	621,750	12.16%	256,475	> 4.00%	N/A	N/A
First Mid Bank	667,247	13.08%	255,586	> 4.00%	319,482	> 5.00%

December 31, 2021
Total capital (to risk-weighted assets)
Company	$674,310	15.79%	$448,344	> 10.50%	N/A	N/A
First Mid Bank	624,150	14.67%	446,711	> 10.50%	$425,439	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	534,277	12.51%	362,945	> 8.50%	N/A	N/A
First Mid Bank	578,517	13.60%	361,623	> 8.50%	340,351	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	515,082	12.06%	298,896	> 7.00%	N/A	N/A
First Mid Bank	578,517	13.60%	297,807	> 7.00%	376,535	> 6.50%
Tier 1 capital (to average assets)
Company	534,277	9.05%	236,151	> 4.00%	N/A	N/A
First Mid Bank	578,517	9.83%	135,337	> 4.00%	294,171	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for June 30, 2022 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2022, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 61,400 and 27,750 restricted stock awards during 2022 and 2021, respectively and 37,150 and 35,400 as stock unit awards during 2022 and 2021, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2022, 40,010 shares have been issued pursuant to the ESPP. During the six months ended June 30, 2022 and 2021, 8,326 shares and 3,142 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2022, the Company repurchased 262 shares. All of these shares were a result of shares withheld for taxes on vested employee stock incentives.  The Company has approximately $4.4 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. As of June 30, 2022, First Mid had purchased $10 million of federal funds from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2022, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2022, the excess collateral at the FHLB would support approximately $526 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of June 30, 2022, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2022 and 2021 and December 31, 2021.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2022 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$652,622	$450,746	$161,045	$40,745	$86
Debt	113,755	—	—	3,880	109,875
Other borrowing	551,220	495,026	30,038	6,156	20,000
Operating leases	17,905	2,752	4,575	3,548	7,030
Supplemental retirement	1,746	50	100	150	1,446
	$1,337,248	$948,574	$195,758	$54,479	$138,437

For the six months ended June 30, 2022, net cash of $20.1 million was provided by operating activities, $93.8 million was used in investing activities, and $42.6 million was provided by financing activities. In total, cash and cash equivalents decreased by $31.1 million since year-end 2021.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Unused commitments and lines of credit:
Commercial real estate	$130,048	$118,190
Commercial operating	651,247	529,035
Home equity	61,738	59,422
Other	296,757	293,339
Total	$1,139,790	$999,986
Standby letters of credit	$17,774	$14,403

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	$4,395,000
May 1, 2022 - May 31, 2022	—	—	—	4,395,000
June 1, 2022 - June 30, 2022	—	—	—	4,395,000
Total	—	$—	—	$4,395,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Fifth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 8, 2022 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.2

First Mid Bancshares, Inc. Deferred Compensation Plan, restated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 8, 2022

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer