Form 10-Q
period 2022-09-30
FIRST MID BANCSHARES, INC.
filed 2022-11-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, 20,463,261 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks:
Non-interest bearing	$141,130	$90,907
Interest bearing	12,429	76,335
Federal funds sold	7,395	1,360
Cash and cash equivalents	160,954	168,602
Certificates of deposit	1,470	2,450
Investment securities:
Available-for-sale, at fair value	1,230,788	1,421,422
Held-to-maturity, at amortized cost (estimated fair value of $2,930 and $7,035 at September 30, 2022 and December 31, 2021, respectively)	2,930	7,030
Equity securities, at fair value	317	397
Loans held for sale	467	2,748
Loans	4,719,823	3,992,775
Less allowance for credit losses	(58,777)	(54,655)
Net loans	4,661,046	3,938,120
Interest receivable	25,975	19,868
Other real estate owned	4,322	4,984
Premises and equipment, net	90,659	81,484
Goodwill	140,094	111,853
Intangible assets, net	30,803	29,523
Bank owned life insurance	150,831	132,375
Right of use lease assets	15,194	15,116
Other assets	135,533	50,610
Total assets	$6,651,383	$5,986,582
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,334,686	$1,246,673
Interest bearing	4,148,512	3,709,813
Total deposits	5,483,198	4,956,486
Securities sold under agreements to repurchase	220,707	146,268
Interest payable	3,007	1,346
FHLB borrowings	176,232	86,446
Other borrowings	5,000	—
Junior subordinated debentures, net	19,322	19,195
Subordinated debt, net	94,515	94,400
Lease liabilities	15,425	15,322
Other liabilities	33,262	33,225
Total liabilities	6,050,668	5,352,688
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 21,083,341 and 18,708,746 shares in 2022 and 2021, respectively; outstanding 20,454,636 and 18,080,303 shares in 2022 and 2021, respectively)	86,334	76,835
Additional paid-in capital	426,767	340,419
Retained earnings	273,335	234,162
Deferred compensation	1,518	2,517
Accumulated other comprehensive loss	(167,663)	(831)
Less treasury stock, at cost (628,705 shares in 2022 and 628,443 shares in 2021)	(19,576)	(19,208)
Total stockholders’ equity	600,715	633,894
Total liabilities and stockholders’ equity	$6,651,383	$5,986,582

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$49,278	$43,292	$132,741	$119,973
Interest on investment securities	7,302	5,835	22,095	16,416
Interest on certificates of deposit investments	8	14	29	42
Interest on federal funds sold	38	—	45	—
Interest on deposits with other financial institutions	128	122	272	283
Total interest income	56,754	49,263	155,182	136,714
Interest expense:
Interest on deposits	4,915	2,234	9,586	6,980
Interest on securities sold under agreements to repurchase	428	52	632	179
Interest on FHLB borrowings	1,926	359	2,842	1,178
Interest on other borrowings	1	—	6	—
Interest on junior subordinated debentures	241	137	553	416
Interest on subordinated debentures	986	985	2,958	2,954
Total interest expense	8,497	3,767	16,577	11,707
Net interest income	48,257	45,496	138,605	125,007
Provision for credit losses	142	1,103	4,001	12,679
Net interest income after provision for credit losses	48,115	44,393	134,604	112,328
Other income:
Wealth management revenues	4,843	4,204	16,291	14,146
Insurance commissions	4,158	3,932	16,903	14,777
Service charges	2,445	1,838	6,737	4,741
Securities gains, net	79	11	81	88
Mortgage banking revenue, net	355	1,477	1,125	4,577
ATM / debit card revenue	3,101	3,060	9,213	8,900
Bank owned life insurance	913	813	2,634	2,211
Other	897	1,024	3,491	2,952
Total other income	16,791	16,359	56,475	52,392
Other expense:
Salaries and employee benefits	24,877	21,092	74,984	69,487
Net occupancy and equipment expense	5,903	5,382	18,131	15,834
Net other real estate owned expense	58	1,507	243	3,551
FDIC insurance	479	268	1,341	1,198
Amortization of intangible assets	1,598	1,414	4,753	3,929
Stationery and supplies	361	299	997	850
Legal and professional	1,770	1,878	5,389	4,919
ATM / debit card	1,243	618	2,991	2,530
Marketing and donations	739	679	2,318	1,688
Other	4,521	3,184	12,342	15,948
Total other expense	41,549	36,321	123,489	119,934
Income before income taxes	23,357	24,431	67,590	44,786
Income taxes	5,418	6,105	15,277	10,130
Net income	$17,939	$18,326	$52,313	$34,656
Per share data:
Basic net income per common share	$0.88	$1.01	$2.61	$1.94
Diluted net income per common share	0.88	1.01	2.60	1.94
Cash dividends declared per common share	0.230	0.220	0.670	0.630

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$17,939	$18,326	$52,313	$34,656
Other comprehensive income/(loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $16,079 and $1,282 for three months ended September 30, 2022 and 2021, respectively and $68,119 and $4,655 for nine months ended September 30, 2022 and 2021, respectively	(39,367)	(3,140)	(166,775)	(11,400)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $23 and $3 for three months ended September 30, 2022 and 2021, respectively and $24 and $26 for nine months ended September 30, 2022 and 2021, respectively	(56)	(8)	(57)	(62)
Other comprehensive loss, net of taxes	(39,423)	(3,148)	(166,832)	(11,462)
Comprehensive income/(loss)	$(21,484)	$15,178	$(114,519)	$23,194

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2022 and 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268
Net income	—	—	17,939	—	—	—	17,939
Other comprehensive loss, net tax	—	—	—	—	(39,423)	—	(39,423)
Cash dividends on common stock (.230/share)	—	—	(4,684)	—	—	—	(4,684)
Forfeiture of 267 restricted shares pursuant to the 2017 stock incentive plan	(1)	(8)	—	—	—	—	(9)
Issuance of 6,104 common shares pursuant to the employee stock purchase plan	25	160	—	—	—	—	185
Deferred compensation	—	—	—	166	—	(158)	8
Vested restricted shares/units compensation expense	—	53	—	378	—	—	431
September 30, 2022	$86,334	$426,767	$273,335	$1,518	$(167,663)	$(19,576)	$600,715

June 30, 2021	$76,797	$340,452	$206,934	$1,742	$8,781	$(18,640)	$616,066
Net income	—	—	18,326	—	—	—	18,326
Other comprehensive loss, net tax	—	—	—	—	(3,148)	—	(3,148)
Cash dividends on common stock (.220/share)	—	—	(3,965)	—	—	—	(3,965)
Issuance of 1 common shares pursuant to the dividend reinvestment plan	—	1	—	—	—	—	1
Issuance of 1,952 common shares pursuant to the deferred compensation plan	7	71	—	—	—	—	78
Issuance costs pursuant to the acquisition of Delta Bancshares Company	—	(144)	—	—	—	—	(144)
Issuance of 2,700 common shares pursuant to the employee stock purchase plan	11	93	—	—	—	—	104
Deferred compensation	—	—	—	121	—	(121)	—
Tax benefit related to deferred compensation distributions	—	(355)	—	—	—	—	(355)
Vested restricted shares/units compensation expense	—	—	—	262	—	—	262
September 30, 2021	$76,815	$340,118	$221,295	$2,125	$5,633	$(18,761)	$627,225

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2022 and 2021

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	52,313	—	—	—	52,313
Other comprehensive loss, net tax	—	—	—	—	(166,832)	—	(166,832)
Cash dividends on common stock (.670/share)	—	—	(13,140)	—	—	—	(13,140)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,567 restricted shares pursuant to 2017 stock incentive plan	218	2,032	—	—	—	—	2,250
Issuance of 4,950 common shares pursuant to 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 14,430 common shares pursuant to the employee stock purchase plan	58	420	—	—	—	—	478
Issuance of 2,292,270 common shares pursuant to the acquisition of Delta Bancshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 262 shares of treasury stock	—	—	—	—	—	(11)	(11)
Deferred compensation	—	—	—	(2,206)	—	(357)	(2,563)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	133	—	1,207	—	—	1,340
September 30, 2022	$86,334	$426,767	$273,335	$1,518	$(167,663)	$(19,576)	$600,715

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	34,656	—	—	—	34,656
Other comprehensive loss, net tax	—	—	—	—	(11,462)	—	(11,462)
Cash dividends on common stock (.630/share)	—	—	(11,087)	—	—	—	(11,087)
Issuance of 8,615 common shares pursuant to the dividend reinvestment plan	32	301	—	—	—	—	333
Issuance of 7,493 common shares pursuant to deferred compensation plan	30	238	—	—	—	—	268
Issuance of 27,750 restricted shares pursuant to the 2017 stock incentive plan	111	831	—	—	—	—	942
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to the acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance costs pursuant to the acquisition of Delta Bancshares Company	—	(144)	—	—	—	—	(144)
Issuance of 8,439 common shares pursuant to the employee stock purchase plan	34	228	—	—	—	—	262
Deferred compensation	—	—	—	(67)	—	67	0
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted units pursuant to 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	—	—	(788)	—	—	(788)
September 30, 2021	$76,815	$340,118	$221,295	$2,125	$5,633	$(18,761)	$627,225

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended Sepetember 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$52,313	$34,656
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,001	12,679
Depreciation, amortization and accretion, net	11,502	10,131
Change in cash surrender value of bank owned life insurance	(2,634)	(2,211)
Stock-based compensation expense	1,342	786
Operating lease payments	(2,286)	(2,161)
Gain on investment securities, net	(81)	(88)
Loss on sales and write downs of other real estate owned, net	103	6,870
Loss (gain) on sale of other assets	76	(154)
Gain on sale of loans held for sale, net	(1,060)	(3,426)
(Increase) decrease in accrued interest receivable	(4,335)	195
Increase (decrease) in accrued interest payable	1,207	(519)
Origination of loans held for sale	(53,591)	(113,630)
Proceeds from sale of loans held for sale	56,932	117,083
(Increase) decrease in other investment	6	(442)
Increase in other assets	(10,187)	(18,326)
Increase in other liabilities	952	5,236
Net cash provided by operating activities	54,260	46,679
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,225	245
Purchases of certificates of deposit investments	(245)	(245)
Proceeds from sales of securities available-for-sale	27,396	611
Proceeds from maturities of securities available-for-sale	117,799	182,803
Proceeds from maturities of securities held-to-maturity	5,000	—
Purchases of securities available-for-sale	(10,768)	(552,294)
Net (increase) decrease in loans	(309,664)	16,683
Purchases of premises and equipment	(3,874)	(2,367)
Proceeds from sales of other real property owned	821	8,602
Investment in banked owned life insurance	—	(30,000)
Net cash provided by acquisition	67,323	27,061
Net cash used in investing activities	(104,987)	(348,901)
Cash flows from financing activities:
Net increase (decrease) in deposits	(33,665)	305,368
Increase in federal funds purchased	5,000	—
Increase (decrease) in repurchase agreements	38,916	(57,046)
Proceeds from FHLB advances	365,000	5,000
Repayment of FHLB advances	(320,000)	(14,000)
Proceeds from issuance of common stock	1,008	1,724
Direct expenses related to capital transactions	(29)	(144)
Purchase of treasury stock	(11)	—
Dividends paid on common stock	(13,140)	(10,755)
Net cash provided by financing activities	43,079	230,147
Decrease in cash and cash equivalents	(7,648)	(72,075)
Cash and cash equivalents at beginning of period	168,602	417,281
Cash and cash equivalents at end of period	$160,954	$345,206

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,916	$11,483
Income taxes	22,463	14,306
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$383	$237
Initial recognition of right-of-use assets	715	—
Initial recognition of lease liabilities	715	—
Dividends reinvested in common stock	—	333
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$750,063	$1,170,699
Consideration paid:
Cash paid	15,150	103,500
Common stock issued	92,172	44,191
Total consideration paid	107,322	147,691
Fair value of liabilities assumed	$642,741	$1,023,008

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. The Company’s wholly owned subsidiary Jefferson Bank and Trust Company (“Jefferson Bank”), was merged into First Mid Bank on June 11, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2022 and 2021, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2022 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022. The Company operates as a one-segment entity for financial reporting purposes. The 2021 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 61,400 and 30,125 shares of restricted stock during 2022 and 2021, respectively, and 37,150 and 35,400 restricted stock units during 2022 and 2021, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2022 and 2021, 14,430 shares and 8,439 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

Unrealized Losses on Securities
September 30, 2022
Net unrealized losses on securities available-for-sale	$(236,142)
Tax benefit	68,479
Balance at September 30, 2022	$(167,663)

December 31, 2021
Net unrealized losses on securities available-for-sale	$(1,170)
Tax benefit	339
Balance at December 31, 2021	$(831)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Affected Line Item in the Statements of Income
Realized gains on available-for-sale securities	$79	$11	$81	$88	Securities (loss) gains, net
Tax effect	(23)	(3)	(24)	(26)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$56	$8	$57	$62	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic net income per common share
Available to common stockholders:
Net income	$17,939,000	$18,326,000	$52,313,000	$34,656,000
Weighted average common shares outstanding	20,454,669	18,083,126	20,070,687	17,819,619
Basic earnings per common share	$0.88	$1.01	$2.61	$1.94

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$17,939,000	$18,326,000	$52,313,000	$34,656,000
Weighted average common shares outstanding	20,454,669	18,083,126	20,070,687	17,819,619
Dilutive potential common shares: restricted stock awarded	80,546	53,020	74,748	53,020
Diluted weighted average common shares outstanding	20,535,215	18,136,146	20,145,435	17,872,639
Diluted earnings per common share	$0.88	$1.01	$2.60	$1.94

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$256,478	$—	$(33,747)	$222,731
Obligations of states and political subdivisions	360,622	35	(74,549)	286,108
Mortgage-backed securities: GSE residential	763,882	7	(123,495)	640,394
Other securities	85,948	1	(4,394)	81,555
Total available-for-sale	$1,466,930	$43	$(236,185)	$1,230,788
Held-to-maturity:
Other investments	$2,930	$—	$—	$2,930
Total held-to-maturity	$2,930	$—	$—	$2,930
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$80	$(4,863)	$203,815
Obligations of states and political subdivisions	383,991	12,123	(657)	395,457
Mortgage-backed securities: GSE residential	799,456	4,292	(12,710)	791,038
Other securities	30,546	671	(105)	31,112
Total available-for-sale	$1,422,591	$17,166	$(18,335)	$1,421,422
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$5	$—	$5,006
Other investments	2,029	—	—	2,029
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,030	$5	$—	$7,035

The Company also had $317,000 and $397,000 of equity securities, at fair value, as of September 30, 2022 and December 31, 2021, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of September 30, 2022, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months September 30,		Nine months September 30,
	2022	2021	2022	2021
Gross gains	$191	$11	$193	$88
Gross losses	(112)	—	(112)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2022 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$159,663	$53,511	$9,557	$—	$222,731
Obligations of state and political subdivisions	24,140	75,195	185,717	1,056	286,108
Mortgage-backed securities: GSE residential	3,831	90,744	544,195	1,624	640,394
Other securities	19,480	61,306	769	—	81,555
Total available-for-sale investments	$207,114	$280,756	$740,238	$2,680	$1,230,788
Weighted average yield	1.56%	3.17%	1.76%	2.88%	2.03%
Full tax-equivalent yield	1.68%	3.44%	1.93%	3.40%	2.21%
Held to maturity:
Other investments	$—	$—	$—	$2,930	$2,930
Total held-to-maturity	$—	$—	$—	$2,930	$2,930
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2022.

Investment securities carried at approximately $818 million and $590 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,341	$(8,618)	$132,392	$(25,129)	$221,733	$(33,747)
Obligations of states and political subdivisions	235,842	(57,209)	37,212	(17,340)	273,054	(74,549)
Mortgage-backed securities: GSE residential	260,199	(40,477)	379,400	(83,018)	639,599	(123,495)
Other securities	64,075	(3,823)	5,979	(571)	70,054	(4,394)
Total	$649,457	$(110,127)	$554,983	$(126,058)	$1,204,440	$(236,185)
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,316	$(1,927)	$139,846	$(2,936)	$188,162	$(4,863)
Obligations of states and political subdivisions	61,535	(657)	—	—	61,535	(657)
Mortgage-backed securities: GSE residential	562,699	(11,019)	46,504	(1,691)	609,203	(12,710)
Other securities	7,976	(105)	—	—	7,976	(105)
Total	$680,526	$(13,708)	$186,350	$(4,627)	$866,876	$(18,335)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2022 there were sixteen available-for-sale securities with a fair value of $132,392,000 and unrealized losses of $25,129,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2021, there were six available-for-sale securities with a fair value of $139,846,000 and unrealized losses of $2,936,000 in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At September 30, 2022, there were thirty-six obligations of states and political subdivisions with a fair value of $37,212,000 and unrealized losses of $17,340,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2022, there were ninty-one mortgage-backed securities with a fair value of $379,400,000 and unrealized losses of $83,018,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were fifteen mortgage-backed securities with a fair value of $46,504,000 and unrealized losses of $1,691,000 in a continuous unrealized loss position for twelve months or more.

Other securities.  At September 30, 2022, there were five other securities with a fair value of $5,979,000 and unrealized losses of $571,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were no other securities in a continuous unrealized loss position for twelve months or more.

The Company does not believe any unrealized losses as of September 30, 2022 represents other than temporary impairment ("OTTI"). However, given the uncertainty of the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

A summary of loans at September 30, 2022 and December 31, 2021 follows (in thousands):

	September 30, 2022	December 31, 2021
Construction and land development	$142,951	$145,156
Agricultural real estate	360,875	279,001
1-4 family residential properties	436,506	399,932
Multifamily residential properties	299,125	298,974
Commercial real estate	2,002,969	1,666,764
Loans secured by real estate	3,242,426	2,789,827
Agricultural loans	160,351	151,344
Commercial and industrial loans	1,066,197	834,061
Consumer loans	100,724	78,538
All other loans	160,441	143,738
Total gross loans	4,730,139	3,997,508
Less: loans held for sale	467	2,748
	4,729,672	3,994,760
Less:
Net deferred loan fees, premiums and discounts	9,849	1,985
Allowance for credit losses	58,777	54,655
Net loans	$4,661,046	$3,938,120

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $18.8 million and $14.7 million at September 30, 2022 and December 31, 2021, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At September 30, 2022, the Company’s loan portfolio included $520.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $397.5 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $90.1 million from $430.8 million at December 31, 2021 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $100.1 million from $297.4 million at December 31, 2021. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $209.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $911.0 million of loans to lessors of non-residential buildings, and $470.4 million of loans to lessors of residential buildings and dwellings.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. Due to actual and expected changes in economic and business conditions, the qualitative factor for this segment was increased by 5 percentage points.

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

Commercial Real Estate Loans. This segment includes the Company's majority of exposure to the hotel industry. Other impacted industries in this segment include restaurants and retail establishments. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were increased by 5 percentage points due to actual and expected changes in economic and business conditions.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been elevated and yields have been strong.  The qualitative factor of this segment was decreased slightly.

Commercial and Industrial Loans. Industries within this segment include retailers, restaurants, and video gaming establishments. The qualitative factor for this segment was increased by 5 percentage points due to actual and expected changes in economic and business conditions.

Consumer Loans. The qualitative factor for this segment was increased by 5 percentage points due to actual and expected changes in economic and business conditions.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2022
Beginning balance	$2,042	$2,112	$3,523	$28,856	$886	$19,496	$2,160	$59,075
Provision for credit loss expense	1	(674)	269	(796)	(246)	1,271	317	142
Loans charged off	—	—	45	7	—	389	392	833
Recoveries collected	100	—	19	8	38	63	165	393
Ending balance	$2,143	$1,438	$3,766	$28,061	$678	$20,441	$2,250	$58,777

Nine months ended September 30, 2022
Beginning balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	30	181	1,355	1,384	(250)	1,343	(42)	4,001
Loans charged off	2	—	186	414	93	424	1,059	2,178
Recoveries collected	100	—	264	367	38	187	480	1,436
Ending balance	$2,143	$1,438	$3,766	$28,061	$678	$20,441	$2,250	$58,777

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2021 and for the year ended December 31, 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2021
Beginning balance (prior to adoption of ASC 326)	$1,795	$1,665	$2,570	$25,664	$906	$19,842	$2,155	$54,597
Provision for credit loss expense	314	(408)	27	(52)	(90)	342	970	1,103
Loans charged off	—	—	45	55	—	1,600	376	2,076
Recoveries collected	—	—	108	23	—	24	204	359
Ending balance	$2,109	$1,257	$2,660	$25,580	$816	$18,608	$2,953	$53,983

Nine months ended September 30, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	205	129	117	5,764	(711)	5,950	1,225	12,679
Loans charged off	23	—	241	535	—	1,686	1,008	3,493
Recoveries collected	—	—	134	45	1	64	569	813
Ending balance	$2,109	$1,257	$2,660	$25,580	$816	$18,608	$2,953	$53,983

Twelve months ended December 31, 2021
Beginning balance (prior to adoption of ASC 326)	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Impact of adopting ASC 326	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2022 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$457	$—	$—	$457	$230
Agricultural real estate	—	—	74	74	—
1-4 family residential properties	710	147	—	857	83
Multifamily residential properties	1,224	—	—	1,224	—
Commercial real estate	8,781	653	—	9,434	477
Loans secured by real estate	11,172	800	74	12,046	790
Agricultural loans	—	850	—	850	—
Commercial and industrial loans	314	977	—	1,291	469
Consumer loans	—	—	2	2	—
Total loans	$11,486	$2,627	$76	$14,189	$1,259

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of September 30, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
September 30, 2022
Construction and land development loans
Pass	$44,523	$41,588	$20,108	$22,670	$2,042	$11,388	$—	$142,319
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	468	—	482
Total	$44,523	$41,588	$20,108	$22,684	$2,042	$11,856	$—	$142,801
Agricultural real estate loans
Pass	$120,430	$66,652	$58,431	$24,048	$27,955	$53,902	$—	$351,418
Special mention	1,123	—	490	1,295	273	3,195	—	6,376
Substandard	—	—	—	—	1,459	1,171	—	2,630
Total	$121,553	$66,652	$58,921	$25,343	$29,687	$58,268	$—	$360,424
1-4 family residential property loans
Pass	$77,502	$89,035	$82,523	$28,341	$31,771	$66,756	$46,485	$422,413
Special mention	—	233	2	39	243	1,124	129	1,770
Substandard	251	297	575	301	2,881	7,867	270	12,442
Total	$77,753	$89,565	$83,100	$28,681	$34,895	$75,747	$46,884	$436,625
Commercial real estate loans
Pass	$460,123	$529,691	$327,112	$255,439	$215,989	$470,189	$—	$2,258,543
Special mention	2,055	1,439	1,057	1,533	970	8,604	—	15,658
Substandard	3,810	484	810	933	5,563	8,858	—	20,458
Total	$465,988	$531,614	$328,979	$257,905	$222,522	$487,651	$—	$2,294,659
Agricultural loans
Pass	$112,261	$27,677	$10,197	$3,585	$1,663	$1,850	$—	$157,233
Special mention	2,099	26	—	62	78	109	—	2,374
Substandard	850	—	—	50	4	—	—	904
Total	$115,210	$27,703	$10,197	$3,697	$1,745	$1,959	$—	$160,511
Commercial and industrial loans
Pass	$403,584	$220,179	$183,378	$68,370	$70,106	$273,643	$—	$1,219,260
Special mention	191	460	343	885	242	568	—	2,689
Substandard	365	551	282	37	176	658	—	2,069
Doubtful	—	—	—	469	—	—	—	469
Total	$404,140	$221,190	$184,003	$69,761	$70,524	$274,869	$—	$1,224,487
Consumer loans
Pass	$42,963	$23,540	$17,896	$9,442	$2,630	$3,738	$—	$100,209
Special mention	—	52	30	29	6	—	—	117
Substandard	11	202	144	24	54	22	—	457
Total	$42,974	$23,794	$18,070	$9,495	$2,690	$3,760	$—	$100,783
Total loans
Pass	$1,261,386	$998,362	$699,645	$411,895	$352,156	$881,466	$46,485	$4,651,395
Special mention	5,468	2,210	1,922	3,843	1,812	13,600	129	28,984
Substandard	5,287	1,534	1,811	1,359	10,137	19,044	270	39,442
Doubtful	—	—	—	469	—	—	—	469
Total	$1,272,141	$1,002,106	$703,378	$417,566	$364,105	$914,110	$46,884	$4,720,290

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2021 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021
Construction and land development loans
Pass	$38,656	$34,774	$23,505	$34,358	$3,760	$9,433	$—	$144,486
Special mention	110	—	—	—	—	—	—	110
Substandard	—	—	—	483	—	39	—	522
Total	$38,766	$34,774	$23,505	$34,841	$3,760	$9,472	$—	$145,118
Agricultural real estate loans
Pass	$78,793	$64,159	$25,713	$30,203	$12,142	$54,808	$—	$265,818
Special mention	872	259	4,028	384	69	6,087	—	11,699
Substandard	—	—	392	187	57	1,119	—	1,755
Total	$79,665	$64,418	$30,133	$30,774	$12,268	$62,014	$—	$279,272
1-4 family residential property loans
Pass	$78,889	$94,404	$35,554	$44,248	$30,735	$52,131	$42,800	$378,761
Special mention	234	—	1,934	499	2,601	1,196	41	6,505
Substandard	355	496	1,534	1,302	3,458	7,250	652	15,047
Total	$79,478	$94,900	$39,022	$46,049	$36,794	$60,577	$43,493	$400,313
Commercial real estate loans
Pass	$568,200	$417,334	$299,973	$174,448	$150,811	$304,585	$—	$1,915,351
Special mention	3,185	1,206	1,836	1,295	10,609	8,632	—	26,763
Substandard	2,007	714	6,242	1,179	4,646	8,238	—	23,026
Total	$573,392	$419,254	$308,051	$176,922	$166,066	$321,455	$—	$1,965,140
Agricultural loans
Pass	$105,378	$17,903	$5,612	$2,822	$924	$1,316	$—	$133,955
Special mention	13,725	436	2,648	150	13	64	—	17,036
Substandard	350	18	—	—	—	125	—	493
Total	$119,453	$18,357	$8,260	$2,972	$937	$1,505	$—	$151,484
Commercial and industrial loans
Pass	$279,814	$167,662	$119,702	$76,022	$22,888	$302,962	$—	$969,050
Special mention	613	399	1,463	182	477	819	—	3,953
Substandard	506	34	133	621	24	1,433	—	2,751
Total	$280,933	$168,095	$121,298	$76,825	$23,389	$305,214	$—	$975,754
Consumer loans
Pass	$27,948	$19,033	$16,978	$5,505	$4,297	$1,244	$—	$75,005
Special mention	68	54	38	9	—	—	—	169
Substandard	585	58	308	678	43	1,596	—	3,268
Total	$28,601	$19,145	$17,324	$6,192	$4,340	$2,840	$—	$78,442
Total loans
Pass	$1,177,678	$815,269	$527,037	$367,606	$225,557	$726,479	$42,800	$3,882,426
Special mention	18,807	2,354	11,947	2,519	13,769	16,798	41	66,235
Substandard	3,803	1,320	8,609	4,450	8,228	19,800	652	46,862
Total	$1,200,288	$818,943	$547,593	$374,575	$247,554	$763,077	$43,493	$3,995,523

The following table presents the Company’s loan portfolio aging analysis at September 30, 2022 and December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2022
Construction and land development	$340	$—	$449	$789	$142,012	$142,801	$—
Agricultural real estate	393	—	242	635	359,789	360,424	—
1-4 family residential properties	2,808	537	819	4,164	432,461	436,625	—
Multifamily residential properties	—	—	546	546	297,775	298,321	—
Commercial real estate	1,172	198	4,779	6,149	1,990,189	1,996,338	—
Loans secured by real estate	4,713	735	6,835	12,283	3,222,226	3,234,509	—
Agricultural loans	82	—	881	963	159,548	160,511	—
Commercial and industrial loans	300	642	1,221	2,163	1,061,870	1,064,033	—
Consumer loans	263	215	319	797	99,986	100,783	—
All other loans	—	—	—	—	160,454	160,454	—
Total loans	$5,358	$1,592	$9,256	$16,206	$4,704,084	$4,720,290	$—
December 31, 2021
Construction and land development	$159	$199	$203	$561	$144,557	$145,118	$—
Agricultural real estate	—	222	1	223	279,049	279,272	—
1-4 family residential properties	2,532	914	2,012	5,458	394,855	400,313	—
Multifamily residential properties	—	—	1,676	1,676	297,266	298,942	—
Commercial real estate	8,930	640	2,484	12,054	1,654,144	1,666,198	—
Loans secured by real estate	11,621	1,975	6,376	19,972	2,769,871	2,789,843	—
Agricultural loans	—	10	588	598	150,886	151,484	—
Commercial and industrial loans	381	302	1,156	1,839	830,169	832,008	—
Consumer loans	388	47	118	553	77,889	78,442	—
All other loans	1,854	—	—	1,854	141,892	143,746	—
Total loans	$14,244	$2,334	$8,238	$24,816	$3,970,707	$3,995,523	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2022 and December 31, 2021 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	September 30, 2022		December 31, 2021
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$14	$14	$25	$25
Agricultural real estate	1,347	1,347	237	336
1-4 family residential properties	4,037	4,222	5,252	5,252
Multifamily residential properties	1,238	1,238	1,982	1,982
Commercial real estate	7,969	7,970	7,554	7,920
Loans secured by real estate	14,605	14,791	15,050	15,515
Agricultural loans	856	856	560	560
Commercial and industrial loans	1,403	1,872	936	1,851
Consumer loans	347	347	179	179
All other loans	—	—	—	—
Total loans	$17,211	$17,866	$16,725	$18,105

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $168,000 and $407,000 for the nine months ended September 30, 2022 and 2021, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at September 30, 2022 and December 31, 2021 was $4.7 million and $5.8 million, respectively. There was $497,000 and $765,000 in specific reserves established with respect to these loans as of September 30, 2022 and December 31, 2021, respectively. As troubled debt restructurings, these loans are included in nonperforming loans. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2022 and December 31, 2021 (in thousands).

Troubled debt restructurings:	September 30, 2022	December 31, 2021
Agricultural real estate	$353	$245
1-4 family residential properties	1,056	1,353
Commercial real estate	2,956	3,355
Loans secured by real estate	4,365	4,953
Agricultural loans	0	228
Commercial and industrial loans	321	479
Consumer loans	40	109
All other loans	—	23
Total	$4,726	$5,792
Performing troubled debt restructurings:
Agricultural real estate	$233	$245
1-4 family residential properties	650	882
Commercial real estate	1,957	2,552
Loans secured by real estate	2,840	3,679
Commercial and industrial loans	68	179
Consumer loans	38	50
All other loans	—	23
Total	$2,946	$3,931

The following table presents loans modified as TDRs during the nine months ended September 30, 2022, as a result of various modified loan factors (in thousands). The change in the recorded investment from pre-modification to post- modification was not material.

	September 30, 2022			September 30, 2021
	Number of	Recorded	Type of	Number of	Recorded	Type of
	Modifications	Investment	Modifications	Modifications	Investment	Modifications
Construction and land development	—	$—		1	$492	(c)
Agricultural real estate	2	120	(b)	1	250	(b)
1-4 family residential properties	2	$63	(b)(c)	2	323	(b)(c)
Commercial real estate	3	197	(b)	1	681	(b)
Loans secured by real estate	7	380		5	1,746
Agricultural loans	—	—		1	156	(b)
Commercial and industrial loans	1	35	(b)	6	287	(b)
Consumer loans	—	—		4	54	(b)
Other Loans	—	—		1	24	(b)
Total	8	$415		17	$2,267

Type of modifications:

(a)	Reduction of stated interest rate of loan
(b)	Change in payment terms
(c)	Extension of maturity date
(d)	Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were two loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for nine months ended September 30, 2022. There was one loan modified as troubled debt restructuring during the prior twelve months that experienced defaults as of December 31, 2021.

The balance of real estate owned includes $4,322,000 and $4,984,000 of foreclosed real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2022 and December 31, 2021, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure procedures are in process was $532,000 and $411,000 at September 30, 2022 and December 31, 2021, respectively.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$143,854	$3,760	$115,613	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	27,359	39,435	24,085
Other intangibles	20,561	8,104	20,561	6,808
	$212,785	$42,238	$178,624	$37,668

During the first quarter of 2022, goodwill of $28.6 million was provisionally recorded for the acquisition and merger of Delta Bancshares Company. This goodwill was subsequently adjusted to $28.2 million to reflect proper tax treatment of the Delta assets and liabilities. All this goodwill was assigned to the banking unit of the Company.

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

The following table provides a reconciliation of the purchase price paid for the acquisition of Delta and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$29,791
Less purchase accounting adjustments:
Fair value of securities	$(2,836)
Fair value of loans, net	(3,399)
Fair value of premises and equipment	3,508
Fair value of time deposits	(1,759)
Fair value of FHLB advances	(75)
Core deposit intangible	5,920
Other assets	(253)
Other liabilities	444
		1,550
		$28,241

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
		6,799
		$5,449

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2022, September 30, 2021 and December 31, 2021 (in thousands):

	September 30, 2022	September 30, 2021	December 31, 2021
Beginning balance	$420	$516	$516
Adjustment to valuation reserve	108	474	544
Mortgage servicing rights amortized	(184)	(528)	(629)
Interest only strip	6	(7)	(11)
Ending balance	$350	$455	$420

Total amortization expense for nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Core deposit intangibles	$1,131	$809	$3,273	$2,247
Customer list intangibles	432	432	1,296	1,154
Mortgage servicing rights	35	173	184	528
	$1,598	$1,414	$4,753	$3,929

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/22 - 09/30/22	$4,753
Estimated amortization expense:
For period 10/01/22 - 12/31/22	1,521
For year ended 12/31/23	5,782
For year ended 12/31/24	5,274
For year ended 12/31/25	4,724
For year ended 12/31/26	3,835

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2022 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $220.7 million at September 30, 2022, increase of $74.4 million from $146.3 million at December 31, 2021. The increase during the first nine months of 2022 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 1.13%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2022	December 31, 2021
US Treasury securities and obligations of U.S. government corporations and agencies	$56,030	$53,782
Mortgage-backed securities: GSE: residential	164,677	92,486
Total	$220,707	$146,268

FHLB borrowings, before net premiums of $374,000, were $175.9 million and $86 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	6 Months	2.65%	December 23, 2022
25,000,000	6 Months	2.74%	December 30, 2022
5,000,000	8.0	2.40%	January 9, 2023
35,000,000	6 Months	4.22%	March 31, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
25,000,000	9 Months	4.34%	June 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$222,731	$—	$222,731	$—
Obligations of states and political subdivisions	286,108	—	286,108	—
Mortgage-backed securities	640,394	—	640,394	—
Other securities	81,555	—	81,555	—
Total available-for-sale securities	1,230,788	—	1,230,788	—
Equity securities	317	317	—	—
Derivative assets: interest rate swaps	4,501	—	4,501	—
Total assets	$1,235,606	$317	$1,235,289	$—

Derivative liabilities: interest rate swaps	$3,296	$—	$3,296	$—
December 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,815	$—	$203,815	$—
Obligations of states and political subdivisions	395,457	—	395,358	99
Mortgage-backed securities	791,038	—	791,038	—
Other securities	31,112	—	31,112	—
Total available-for-sale securities	1,421,422	—	1,421,323	99
Equity securities	397	397	—	—
Derivative assets: interest rate swaps	809	—	809	—
Total assets	$1,422,628	$397	$1,422,132	$99

Derivative liabilities: interest rate swaps	$1,476	$—	$1,476	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands):

Obligation of State and Political Subdivisions
	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$—	$615	$99	$794
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses:
Included in net income	—	1	—	3
Included in other comprehensive income (loss)	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(99)	(181)
Ending balance	$—	$616	$—	$616
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2022 was $3,937,000 and a fair value of $2,678,000 resulting in specific loss exposures of $1,259,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2022 was $4,322,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $213,000.

Mortgage Servicing Rights. As of September 30, 2022, mortgage servicing rights had a carrying value of $350,000 and a fair value of $599,000 resulting in a valuation reserve of $0. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Collateral dependent loans	$2,678	$—	$—	$2,678
Foreclosed assets held for sale	213	—	—	213
Mortgage servicing rights	599	—	—	599
December 31, 2021
Collateral dependent loans	$6,750	$—	$—	$6,750
Foreclosed assets held for sale	2,068	—	—	2,068
Mortgage servicing rights	420	—	—	420

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2022 and December 31, 2021.

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$2,678	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	213	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	599	Third party valuations	PSA standard prepayment model rate	131 - 438	142

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$6,750	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	2,068	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%
Mortgage servicing rights	420	Third party valuations	PSA standard prepayment model rate	205 - 513	273

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Financial assets
Cash and due from banks	$153,559	$153,559	$153,559	$—	$—
Federal funds sold	7,395	7,395	7,395	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,230,788	1,230,788	—	1,230,788	—
Held-to-maturity securities	2,930	2,930	2,930	—	—
Equity securities	317	317	317	—	—
Loans held for sale	467	467	—	467	—
Loans net of allowance for credit losses	4,661,046	4,459,663	—	—	4,459,663
Interest receivable	25,975	25,975	—	25,975	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	5,843	5,843	—	5,843	—
Financial liabilities
Deposits	$5,483,198	$5,483,500	$—	$4,799,644	$683,856
Other borrowings	5,000	5,000	5,000	—	—
Securities sold under agreements to repurchase	220,707	220,538	—	220,538	—
Interest payable	3,007	3,007	—	3,007	—
Federal Home Loan Bank borrowings	176,232	171,008	—	171,008	—
Subordinated debt, net	94,515	87,977	—	87,977
Junior subordinated debentures, net	19,322	17,134	—	17,134	—

December 31, 2021
Financial assets
Cash and due from banks	$167,242	$167,242	$167,242	$—	$—
Federal funds sold	1,360	1,360	1,360	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,421,422	1,421,422	—	1,421,323	99
Held-to-maturity securities	7,030	7,034	2,029	5,005	—
Equity securities	397	397	397	—	—
Loans held for sale	2,748	2,748	—	2,748	—
Loans net of allowance for credit losses	3,938,120	3,889,870	—	—	3,889,870
Interest receivable	19,868	19,868	—	19,868	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$4,956,486	$4,956,738	$—	$4,394,434	$562,304
Securities sold under agreements to repurchase	146,268	146,274	—	146,274	—
Interest payable	1,346	1,346	—	1,346	—
Federal Home Loan Bank borrowings	86,446	86,248	—	86,248	—
Subordinated debt, net	94,400	94,400	—	94,400	—
Junior subordinated debentures, net	19,195	15,012	—	15,012	—

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations ("ASC 805"),” and accordingly the assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 14, 2022 as additional information regarding the closing date fair values become available. The total consideration paid was used to determine the amount of goodwill resulting from the transaction. As the total consideration paid exceeded the net assets acquired, goodwill of $28.2 million was recorded for the acquisition. Goodwill recorded in the transaction, which reflects the synergies and economies of scale expected from combining operations and the enhanced revenue opportunities from the Company’s service capabilities, is not tax deductible, and was all assigned to the banking segment of the Company.

	Acquired	Fair Value	As Recorded by
(In thousands)	Book Value	Adjustments	Jefferson Bank
Assets
Cash and due from banks	$82,473	$—	$82,473
Investment securities	184,959	(2,836)	182,123
Loans	426,433	(7,924)	418,509
Allowance for credit losses	(5,388)	4,525	(863)
Premises and equipment	5,522	3,508	9,030
Goodwill	14	28,227	28,241
Core deposit intangible	—	5,920	5,920
Bank owned life insurance	15,822		15,822
Right of use asset	—	717	717
Other assets	9,061	(970)	8,091
Total assets acquired	$718,896	$31,167	$750,063

Liabilities
Deposits	$558,619	$1,759	$560,378
Securities sold under agreements to repurchase	35,523	—	35,523
FHLB advances	45,000	75	45,075
Lease liability	—	717	717
Other liabilities	2,209	(1,161)	1,048
Total liabilities assumed	641,351	1,390	642,741
Net assets acquired	$77,545	$29,777	$107,322

Consideration paid
Cash			$15,150
Common stock			92,172
			$107,322

The Company has recognized approximately $2.4 million, pre-tax, of acquisition costs for the Delta Merger. Of this amount, $2.1 million was recognized during 2022. These costs are included in salaries and benefits, legal and professional and other expense. Of the $7.9 million adjustment to loans, $8.2 million is being accreted to interest income over the remaining term of the loans. The remaining $300,000 was the elimination of deferred fees and unearned discounts previously recorded by Jefferson Bank. The Company also recorded approximately $863,000 directly to the allowance for credit losses for loans identified as PCD. Of the $426 million of loans acquired, approximately $18.8 million was identified as PCD.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Net interest income	$48,257	$51,270	$141,524	$142,082
Provision for loan losses	142	1,253	4,001	16,979
Non-interest income	16,791	16,595	56,592	53,139
Non-interest expense	41,549	39,408	125,690	129,253
Income before taxes	23,357	27,204	68,425	48,989
Income tax expense	5,418	6,767	15,480	11,138
Net income	$17,939	$20,437	$52,945	$37,851

Earnings per share
Basic	$0.88	$1.00	$2.64	$1.88
Diluted	0.88	1.00	2.63	1.88

Basic weighted average shares o/s	20,454,669	20,375,396	20,070,687	20,111,889
Diluted weighted average shares o/s	20,535,215	20,428,416	20,145,435	20,164,909

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO acquisition taken place at the beginning of the period (dollars in thousands, except per share data):

Nine months ended September 30, 2021

Net interest income	$131,713
Provision for loan losses	12,879
Non-interest income	53,504
Non-interest expense	124,133
Income before taxes	48,205
Income tax expense	11,052
Net income	$37,153

Earnings per share
Basic	$2.08
Diluted	2.08

Basic weighted average shares o/s	17,819,619
Diluted weighted average shares o/s	17,872,639

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2022, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	September 30, 2022	September 30, 2021	December 31, 2021
Operating lease right-of-use assets	$15,194	$16,120	$15,116
Operating lease liabilities	15,425	16,315	15,322
Weighted-average remaining lease term (in years)	6.1	6.7	6.6
Weighted-average discount rate	2.68%	2.64%	2.70%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2022	$760
2023	2,948
2024	2,599
2025	2,163
2026	2,052
Thereafter	8,063
Total lease payments	18,585
Less imputed interest	(3,160)
Total lease liability	$15,425

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$893	$604	$2,268	$2,052
Short-term lease cost	21	11	63	96
Variable lease cost	43	373	502	622
Total lease cost	957	988	2,833	2,770
Income from subleases	(109)	(132)	(299)	(452)
Net lease cost	$848	$856	$2,534	$2,318

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2022	September 30, 2021
Operating cash flows from operating leases	$2,286	$2,161

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.6	$13,610	$(3,296)

December 31, 2021
Fair value hedges:
Interest rate swap agreements	Other liabilities	7.3	$13,900	$(1,476)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Derivatives	2022	2021	2022	2021
Interest rate swap agreements	Interest income on loans	$595	$(38)	$1,871	$(629)

		Three months ended September 30,		Nine months ended September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2022	2021	2022	2021
Interest rate swap agreements	Interest income on loans	$(595)	$38	$(1,871)	$629

As of September 30, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,406	$(1,205)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2022 (dollars in thousands):

September 30, 2022	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	5.3	$39,511	$4,501
Interest rate swap agreements	Other liabilities	5.3	39,511	(4,501)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of the Company’s; accounting principles, policies and guidelines; the direct and indirect impact of the COVID-19 pandemic, including responses to the pandemic by the U.S., state and local governments, customers' businesses, the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the company’s liquidity and capital positions, impair the ability of the company’s borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses, and the impact of the COVID-19 pandemic on the Company’s financial results, including possible lost revenue and increased expenses (including cost of capital), as well as possible goodwill impairment charges. Additional information concerning the Company, including additional factors and risks that could materially affect the Company financial results, are included in the Company filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

COVID-19 Impact

Lending operations and accommodations to customers. Beginning April 3, 2020, with the passage of the initial Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting existing and new customers with applications for resources through the program. PPP loans have a two to five-year term and earn interest at 1%. The Company believes that most of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2022, the Company has outstanding 15 PPP loans totaling $0.5 million with the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government and as such do not represent a credit risk.

Capital and liquidity. The Company’s current allowance for credit losses could absorb net charge offs greater than the total of all net charge offs over the last 20 years. The Company’s aggregate net charge offs over the last 20 years through September 30, 2022, were $36.7 million. Current capital levels also support the Company's recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company's total liquidity sources could provide $2.2 billion of total available capacity as of September 30, 2022.

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

Net income was $52,313,000 and $34,656,000 for the nine months ended September 30, 2022 and 2021, respectively. Diluted net income per common share was $2.60 and $1.94 for the nine months ended September 30, 2022 and 2021, respectively.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2022 and 2021, compared to the performance ratios for the year ended December 31, 2021:

	Nine months ended		Year ended
	September 30, 2022	September 30, 2021	December 31, 2021
Return on average assets	1.07%	0.82%	0.90%
Return on average common equity	10.71%	7.58%	8.38%
Average equity to average assets	9.98%	10.83%	10.72%

Total assets were $6.7 billion at September 30, 2022, compared to $6.0 billion as of December 31, 2021. From December 31, 2021 to September 30, 2022, cash and interest-bearing deposits decreased $7.6 million, net loan balances increased $722.9 million and investment securities decreased $194.8 million. Net loan balances were $4.66 billion at September 30, 2022 compared to $3.94 billion at December 31, 2021. The increase was primarily due to the acquisition of Jefferson Bank during the first quarter of 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.16% for the nine months ended September 30, 2022, down from 3.25% for the same period in 2021. This decrease was primarily due to slightly lower yields on loans offset by an increase rate on interest-bearing deposits and borrowings. Net interest income before the provision for loan losses was $138.6 million compared to net interest income of $125.0 million for the same period in 2021. The increase in net interest income was primarily due to organic growth and the acquisition of Jefferson Bank during the first quarter of 2022.

Total non-interest income of $56.5 million increased $4.1 million or 7.8% from $52.4 million for the same period last year. The increase in non-interest income resulted primarily from an increase in wealth management revenues, insurance commissions, and income from Jefferson Bank.

Total non-interest expense of $123.5 million increased $3.6 million or 3.0% from $119.9 million for the same period last year. The increased was primarily due to variable costs tied to the increased revenues, inflationary impacts, and expenses from the acquisition of Delta during the first nine months of 2022.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2022 versus 2021
	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net interest income	$2,761	$13,598
Provision for credit losses	961	8,678
Other income, including securities transactions	432	4,083
Other expenses	(5,228)	(3,555)
Income taxes	687	(5,147)
Increase (decrease) in net income	$(387)	$17,657

Credit quality is an area of importance to the Company. Total nonperforming loans were $20.8 million at September 30, 2022, compared to $27.7 million at September 30, 2021 and $22.0 million at December 31, 2021. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.3 million at September 30, 2022 compared to $5.6 million at September 30, 2021 and $5.0 million at December 31, 2021.

The Company’s provision for credit losses for the nine months ended September 30, 2022 and 2021 was $4.0 million and $12.7 million, respectively. The provision expense during the first nine months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million.  Provision expense during the first nine months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million. Total loans past due 30 days or more were 0.34% of loans at September 30, 2022 compared to 0.54% at September 30, 2021, and 0.62% of loans at December 31, 2021. Loans secured by both commercial and residential real estate comprised approximately 68.6% of the loan portfolio as of September 30, 2022 and 69.8% as of December 31, 2021.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2022 and 2021 and December 31, 2021 was 12.28%, 12.53% and 12.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2022 and 2021, and December 31, 2021 was 15.11%, 15.87% and 15.79%, respectively. The decrease in Tier 1 capital and total to risk weighted assets ratio from December 31, 2021 was primarily due to the acquisition of Delta and dividends paid to shareholders, offset by net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2022 and 2021, were $1.2 billion and $1.0 billion, respectively.  The increase in outstanding commitments was primarily due to the acquisition of Jefferson Bank.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and Jefferson Bank are required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $1,341,000 and $1,198,000 for the assessment during the first nine months of 2022 and 2021, respectively.

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

Mortgage Servicing Rights. The Company has elected to record mortgage servicing rights under the amortization method. Using this method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2022 and 2021 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2,373,000 and $1,876,000 for 2022 and 2021, respectively were 3.11% and 3.21% at September 30, 2022 and 2021, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2022 and 2021 in the following table (dollars in thousands):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$22,130	$128	2.29%	$277,844	$122	0.17%
Federal funds sold	7,152	38	2.11%	1,341	—	0.00%
Certificates of deposit	1,417	8	2.24%	2,453	13	2.10%
Investment securities:
Taxable	1,047,335	5,106	1.95%	976,817	3,961	1.62%
Tax-exempt (1)	318,870	2,780	3.49%	312,796	2,373	3.03%
Loans net of unearned income (TE) (2)	4,666,157	49,498	4.21%	3,824,988	43,463	4.51%
Total earning assets	6,063,061	57,558	3.77%	5,396,239	49,932	3.67%
Cash and due from banks	122,616			100,475
Premises and equipment	90,715			82,057
Other assets	458,854			344,014
Allowance for loan losses	(59,319)			(55,373)
Total assets	$6,675,927			$5,867,412
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,545,619	$3,570	0.56%	$2,336,601	$1,177	0.20%
Savings deposits	674,524	149	0.09%	606,129	111	0.07%
Time deposits	672,187	1,197	0.71%	673,833	946	0.56%
Total interest-bearing deposits	3,892,330	4,916	0.50%	3,616,563	2,234	0.25%
Securities sold under agreements to repurchase	207,079	428	0.82%	160,686	52	0.13%
FHLB advances	355,554	1,926	2.15%	112,715	359	1.26%
Federal funds purchased	272	1	1.46%	—	—	—%
Subordinated Debt	94,491	986	4.14%	94,338	985	4.14%
Junior subordinated debt	19,294	241	4.96%	19,125	137	2.84%
Total borrowings	676,690	3,582	2.10%	386,864	1,533	1.57%
Total interest-bearing liabilities	4,569,020	8,498	0.74%	4,003,427	3,767	0.37%
Non interest-bearing demand deposits	1,418,028		0.56%	1,179,915		0.29%
Other liabilities	47,131			56,107
Stockholders' equity	641,748			627,963
Total liabilities and equity	$6,675,927			$5,867,412
Net interest income		$49,060			$46,165
Net interest spread			3.03%			3.30%
Impact of non interest-bearing funds			0.18%			0.08%
TE net yield on interest-bearing assets			3.21%			3.38%

1.	The tax-exempt income is shown on a tax equivalent basis.
2.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$69,356	$272	0.52%	$299,360	$283	0.13%
Federal funds sold	5,188	45	1.17%	1,329	—	0.03%
Certificates of deposit	1,852	29	2.06%	2,612	42	2.16%
Investment securities:
Taxable	1,085,604	15,357	1.89%	877,306	11,256	1.71%
Tax-exempt (1)	345,886	8,529	3.29%	277,379	6,532	3.14%
Loans net of unearned income (TE) (2)	4,445,223	133,323	4.01%	3,726,531	120,477	4.32%
Total earning assets	5,953,109	157,555	3.54%	5,184,517	138,590	3.57%
Cash and due from banks	117,109			92,180
Premises and equipment	88,093			79,328
Other assets	423,585			327,463
Allowance for loan losses	(58,845)			(52,619)
Total assets	$6,523,051			$5,630,869
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,603,995	$6,695	0.34%	$2,130,511	$3,090	0.19%
Savings deposits	672,484	392	0.08%	608,844	370	0.08%
Time deposits	644,840	2,500	0.52%	695,536	3,520	0.68%
Total interest-bearing deposits	3,921,319	9,587	0.33%	3,434,891	6,980	0.27%
Securities sold under agreements to repurchase	186,524	632	0.45%	178,647	179	0.13%
FHLB advances	234,892	2,842	1.62%	109,178	1,178	1.44%
Federal funds purchased	553	6	1.45%	—	—	—%
Subordinated debt	94,452	2,958	4.19%	94,302	2,954	4.19%
Junior subordinated debentures	19,252	553	3.84%	19,084	416	2.91%
Other debt	18	—	—%	—	—	—%
Total borrowings	535,691	6,991	1.74%	401,211	4,727	1.58%
Total interest-bearing liabilities	4,457,010	16,578	0.50%	3,836,102	11,707	0.41%
Non interest-bearing demand deposits	1,370,701		0.38%	1,126,464		0.32%
Other liabilities	44,170			58,440
Stockholders' equity	651,170			609,863
Total liabilities and equity	$6,523,051			$5,630,869
Net interest income		$140,977			$126,883
Net interest spread			3.04%			3.16%
Impact of non interest-bearing funds			0.12%			0.09%
TE net yield on interest-earning assets			3.16%			3.25%

3.	The tax-exempt income is shown on a tax equivalent basis.
4.	Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2022, compared to the same period in 2021 (in thousands):

	Three months ended September 30, 2022 compared to 2021 Increase / (Decrease)			Nine months ended September 30, 2022 compared to 2021 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$6	$(810)	$816	$(11)	$(478)	$467
Federal funds sold	38	—	38	45	3	42
Certificates of deposit investments	(5)	(10)	5	(13)	(11)	(2)
Investment securities:
Taxable	1,145	300	845	4,101	2,841	1,260
Tax-exempt (2)	407	47	360	1,997	1,677	320
Loans (2) (3)	6,035	22,254	(16,219)	12,846	26,201	(13,355)
Total interest income	$7,626	$21,781	$(14,155)	$18,965	$30,233	$(11,268)
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$2,393	$113	$2,280	$3,605	$792	$2,813
Savings deposits	38	11	27	22	22	—
Time deposits	251	(16)	267	(1,020)	(241)	(779)
Securities sold under agreements to repurchase	376	19	357	453	8	445
FHLB advances	1,567	1,180	387	1,664	1,501	163
Federal funds purchased	1	5	—	6	6	—
Subordinated debt	1	1	—	4	4	—
Junior subordinated debentures	104	1	103	137	4	133
Total interest expense	4,731	1,314	3,421	4,871	2,096	2,775
Net interest income	$2,895	$20,467	$(17,576)	$14,094	$28,137	$(14,043)

1.	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.	The tax-exempt income is shown on a tax-equivalent basis.
3.	Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $14.1 million, or 11.1%, to $141.0 million for the nine months ended September 30, 2022, from $126.9 million for the same period in 2021. Net interest income increased primarily due to the acquisition of Jefferson Bank during the first quarter of 2022. The net interest margin decreased primarily due to slightly lower interest rates on loans and investments and an increase in deposit and borrowing rates.

For the nine months ended September 30, 2022, average earning assets increased $768.6 million, or 14.8%, and average interest-bearing liabilities increased $620.9 million or 16.2% compared with average balances for the same period in 2021.

The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits with other financial institutions decreased $230.0 million or 76.8%.
•	Average federal funds sold increased $3.9 million or 290.4%.
•	Average certificates of deposits investments decreased $0.8 million or 29.1%.
•	Average loans increased by $718.7 million or 19.3%.
•	Average securities increased by $276.8 million or 24.0%.
•	Average interest-bearing customer deposits increased by $486.4 million or 14.2%.
•	Average securities sold under agreements to repurchase increased by $7.9 million or 4.4%.
•	Average borrowings and other debt increased by $126.6 million or 56.9%.

•Net interest margin decreased to 3.16% for the first nine months of 2022 from 3.25% for the first nine months of 2021.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2022 and 2021 was $4.0 million and $12.7 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2 million. The provision expense during the first nine months of 2021 included recording an initial provision for credit losses for Providence Bank loans of $11.5 million. Net charge-offs were $742,000 for the nine months ended September 30, 2022, compared to net charge offs of $2,680,000 for September 30, 2021. Nonperforming loans were $20.8 million and $27.7 million as of September 30, 2022 and 2021, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,				Nine months September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Wealth management revenues	$4,843	$4,204	$639	15.2%	$16,291	$14,146	$2,145	15.2%
Insurance commissions	4,158	3,932	226	5.7%	16,903	14,777	2,126	14.4%
Service charges	2,445	1,838	607	33.0%	6,737	4,741	1,996	42.1%
Security gains, net	79	11	68	618.2%	81	88	(7)	-8.0%
Mortgage banking revenue, net	355	1,477	(1,122)	-76.0%	1,125	4,577	(3,452)	-75.4%
ATM / debit card revenue	3,101	3,060	41	1.3%	9,213	8,900	313	3.5%
Bank owned life insurance	913	813	100	12.3%	2,634	2,211	423	19.1%
Other	897	1,024	(127)	-12.4%	3,491	2,952	539	18.3%
Total other income	$16,791	$16,359	$432	2.6%	$56,475	$52,392	$4,083	7.8%

Following are explanations of the changes in these other income categories for the three and nine months ended September 30, 2022 compared to the same period in 2021:

•	Wealth management revenues increased due to growth in customer accounts and assets under management as well as rising commodity prices, which drove higher farm management fee income.
•	Insurance commissions increased primarily due to an increase in commission income and contingency income during 2022 compared to the same period last year.
•

Fees from service charges increased during the first nine months of 2022 primarily due to an increase in overdraft fees and transaction account service charges during the period and the acquisition of Jefferson Bank.

•	Gains from the sale of securities during 2022 and 2021 were $81,000 and $88,000, respectively.
•	The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•	$20.0 million (representing 118 loans) for the three months ended September 30, 2022.
•	$42.2 million (representing 286 loans) for the three months ended September 30, 2021.
•	$55.9 million (representing 372 loans) for the nine months ended September 30, 2022.
•	$186.0 million (representing 807 loans) for the nine months ended September 30, 2021.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Jefferson Bank.
•

Bank owned life insurance income increased approximately $423,000 during the first nine months of 2022 compared to the same period in 2021 primarily due to $15.8 million of insurance added through the acquisition of Jefferson Bank.

•	Other income increased primarily due to a gain realized on the termination of derivatives and the acquisition of Jefferson Bank.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months September 30,				Nine months September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$24,877	$21,092	$3,785	17.9%	$74,984	$69,487	$5,497	7.9%
Net occupancy and equipment expense	5,903	5,382	521	9.7%	18,131	15,834	2,297	14.5%
Net other real estate owned expense	58	1,507	(1,449)	-96.2%	243	3,551	(3,308)	-93.2%
FDIC insurance	479	268	211	78.7%	1,341	1,198	143	11.9%
Amortization of intangible assets	1,598	1,414	184	13.0%	4,753	3,929	824	21.0%
Stationery and supplies	361	299	62	20.7%	997	850	147	17.3%
Legal and professional	1,770	1,878	(108)	-5.8%	5,389	4,919	470	9.6%
Marketing and donations	739	679	60	8.8%	2,318	1,688	630	37.3%
ATM/debit card expense	1,243	618	625	101.1%	2,991	2,530	461	18.2%
Other operating expenses	4,521	3,184	1,337	42.0%	12,342	15,948	(3,606)	-22.6%
Total other expense	$41,549	$36,321	$5,228	14.4%	$123,489	$119,934	$3,555	3.0%

Following are explanations for the changes in these other expense categories for the three and nine months ended September 30, 2022 compared to the same period in 2021:

•

The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Jefferson Bank, offset by declines in bonus accrual expense and group insurance expense, during the first nine months of 2022. There were 1,051 and 960 full-time equivalent employees at September 30, 2022 and 2021, respectively.

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
•

Expense for amortization of intangible assets increased due to increases in amortization expense for additional core deposit intangibles resulting from the acquisition of Jefferson Bank, for the nine months ended September 30, 2022 compared to 2021.

•	The decrease in other operating expenses was primarily due to less costs to acquire Delta compared to cost to acquire LINCO offset by additional expenses from the operation of Jefferson Bank.
•

On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the operation of Jefferson Bank offset by a decrease in ATM/debit card expense.

Income Taxes

Total income tax expense amounted to $15.3 million (22.8% effective tax rate) for the nine months ended September 30, 2022, compared to $10.1 million (22.6% effective tax rate) for the same period in 2021. The increase in effective rate is related to increased pre-tax net income while permanent items were relatively stable.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2022 and December 31, 2021 (dollars in thousands)

	September 30, 2022		December 31, 2021
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$256,478	2.17%	$213,599	1.22%
Obligations of states and political subdivisions	360,622	2.34%	383,991	2.40%
Mortgage-backed securities: GSE residential	763,882	1.69%	799,456	1.58%
Other securities	88,878	3.24%	32,575	4.30%
Total securities	$1,469,860	2.03%	$1,429,621	1.80%

At September 30, 2022, the Company’s investment portfolio increased by $40.2 million from December 31, 2021 primarily due to securities added with the acquisition of Jefferson Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  The table below presents the credit ratings as of September 30, 2022 for investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2022 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$256,478	$222,731	$26,132	$196,599	$—	$—	$—	$—
Obligations of state and political subdivisions	360,622	286,108	35,130	206,311	44,131	—	—	536
Mortgage-backed securities (2)	763,882	640,394	990	—	—	—	—	639,404
Other securities	85,948	81,555	—	11,934	29,647	3,820	—	36,154
Total available-for-sale	$1,466,930	$1,230,788	$62,252	$414,844	$73,778	$3,820	$—	$676,094
Held-to-maturity:
Other securities	2,930	2,930						2,930
Total held-to-maturity	$2,930	$2,930	$—	$—	$—	$—	$—	$2,930
Equity securities:
Federal Agricultural Mtg Corp	$84	$317	$—	$—	$—	$—	$—	$317

1.	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
2.

Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$142,801	3.0%	$145,118	3.6%
Agricultural real estate	360,424	7.6%	279,272	7.0%
1-4 family residential properties	436,625	9.2%	400,313	10.0%
Multifamily residential properties	298,321	6.3%	298,942	7.5%
Commercial real estate	1,996,338	42.5%	1,666,198	41.7%
Loans secured by real estate	3,234,509	68.6%	2,789,843	69.8%
Agricultural loans	160,511	3.4%	151,484	3.8%
Commercial and industrial loans	1,064,033	22.5%	832,008	20.8%
Consumer loans	100,783	2.1%	78,442	2.0%
All other loans	160,454	3.4%	143,746	3.6%
Total loans	$4,720,290	100.0%	$3,995,523	100.0%

Loan balances increased $724.8 million, or 18.1%. The increase included approximately $426.4 million of loans acquired, before purchase accounting adjustments, from Jefferson Bank. The increase was offset by payoffs and PPP forgiveness. The balance of real estate loans held for sale, included in the balances shown above, amounted to $0.5 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2022 and December 31, 2021, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2022		December 31, 2021
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$397,492	8.42%	$297,394	7.44%
Lessors of non-residential buildings	911,040	19.30%	696,730	17.44%
Lessors of residential buildings and dwellings	470,430	9.97%	468,362	11.72%
Hotels and motels	209,358	4.44%	57,549	1.44%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2022, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$45,056	$58,207	$39,538	$142,801
Agricultural real estate	9,983	122,970	227,471	360,424
1-4 family residential properties	14,086	124,684	297,855	436,625
Multifamily residential properties	17,728	220,709	59,884	298,321
Commercial real estate	86,386	1,016,794	893,158	1,996,338
Loans secured by real estate	173,239	1,543,364	1,517,906	3,234,509
Agricultural loans	129,249	27,349	3,913	160,511
Commercial and industrial loans	347,743	432,628	283,662	1,064,033
Consumer loans	9,411	61,017	30,355	100,783
All other loans	33,747	25,012	101,695	160,454
Total loans	$693,389	$2,089,370	$1,937,531	$4,720,290

1.	Based upon remaining contractual maturity.
2.	Includes demand loans, past due loans and overdrafts.

As of September 30, 2022, loans with maturities over one year consisted of approximately $2.7 billion in fixed rate loans and approximately $1.3 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Nonaccrual loans	$17,866	$18,105
Restructured loans which are performing in accordance with revised terms	2,946	3,931
Total nonperforming loans	20,812	22,036
Repossessed assets	4,331	5,019
Total nonperforming loans and repossessed assets	$25,143	$27,055
Nonperforming loans to loans, before allowance for loan losses	0.44%	0.55%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.53%	0.68%

The $239,000 decrease in nonaccrual loans during 2022 resulted from the net of $6,148,000 of loans put on nonaccrual status offset by $5,752,000 of loans becoming current or paid-off, $330,000 of loans transferred to other real estate and $305,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$14	0.1%	$25	0.1%
Agricultural real estate	1,347	7.5%	336	1.9%
1-4 family residential properties	4,222	23.6%	5,252	29.0%
Multifamily residential properties	1,238	6.9%	1,982	11.0%
Commercial real estate	7,970	44.7%	7,920	43.7%
Loans secured by real estate	14,791	82.8%	15,515	85.7%
Agricultural loans	856	4.8%	560	3.1%
Commercial and industrial loans	1,872	10.5%	1,851	10.2%
Consumer loans	347	1.9%	179	1.0%
Total loans	$17,866	100.0%	$18,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $168,000 and $407,000 for the nine months ended September 30, 2022 and 2021, respectively.

The $688,000 decrease in repossessed assets during the first nine months of 2022 resulted from $469,000 of additional assets repossessed and $904,000 of repossessed assets sold, $235,000 of writedowns, and approximately $18,000 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,764	63.8%	$3,004	59.9%
1-4 family residential properties	12	0.3%	12	0.2%
Commercial real estate	1,546	35.7%	1,968	39.2%
Total real estate	4,322	99.8%	4,984	99.3%
Consumer loans	9	0.2%	35	0.7%
Total repossessed collateral	$4,331	100.0%	$5,019	100.0%

Repossessed assets sold during the first nine months of 2022 resulted in net gains of $29,000 related to real estate asset sales and net losses of $1,000 related to other asset sales. The Company also recognized $61,000 of deferred gains and $236,000 of writedowns. Repossessed assets sold during the same period in 2021 resulted in net losses of $575,000, of which $576,000 of net losses was related to real estate asset sales and $1,000 of net gains was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2022, the Company’s loan portfolio included $520.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $397.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $90.2 million from $430.8 million at December 31, 2021 while loans concentrated in other grain farming increased $100.1 million from $297.4 million at December 31, 2021. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $209.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $911.0 million of loans to lessors of non-residential buildings, and $470.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of September 30, 2022 and 2021, and of changes in the allowance for the three and nine months ended September 30, 2022 and 2021, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average loans outstanding, net of unearned income	$4,481,593	$3,873,035	$4,332,925	$3,726,531
Allowance - beginning of period	59,075	54,597	54,655	41,910
Initial allowance on loans purchased with credit deterioration	—	—	863	2,074
Charge-offs:
Construction and land development	—	—	2	23
1-4 family residential	45	45	186	241
Commercial real estate	7	55	414	535
Agricultural	—	—	93	—
Commercial and industrial	389	1,600	424	1,686
Consumer	392	376	1,059	1,008
Total charge-offs	833	2,076	2,178	3,493
Recoveries:
'Construction and land development	100	—	100	—
1-4 family residential	19	108	264	134
Commercial real estate	8	23	367	45
Agricultural	38	—	38	1
Commercial and industrial	63	24	187	64
Consumer	165	204	480	569
Total recoveries	393	359	1,436	813
Net charge-offs (recoveries)	440	1,717	742	2,680
Provision for loan losses	142	1,103	4,001	12,679
Allowance-end of period	$58,777	$53,983	$58,777	$53,983
Ratio of annualized net charge-offs to average loans	0.04%	0.18%	0.02%	0.10%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.25%	1.37%	1.25%	1.37%
Ratio of allowance for credit losses to nonperforming loans	282%	195%	282%	195%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at September 30, 2022 compared to September 30, 2021. The decrease in allowance for credit losses is primarily due to the day one provision required to be recorded in the 2021 acquisition of loans with Providence Bank which was greater than the day one provision required for the 2022 acquisition of loans with Jefferson Bank.

During the first nine months of 2022, the Company had net charge offs of $742,000 compared to net charge-offs of $2,680,000 in 2021. During the first nine months of 2022, there were significant charge-offs of two commercial real estate loans of one borrower totaling $271,000, and one commercial operating loan totaling $300,000. During the first nine months of 2021, there were significant charge-offs of one commercial real estate loan to one borrower totaling $480,000 and one commercial loan to a single borrower totaling $1,572,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021 (dollars in thousands):

	Nine months ended September 30, 2022		Nine months ended September 30, 2021		Year ended December 31, 2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,370,701	—%	$1,126,464	—%	$1,164,877	—%
Interest-bearing	2,603,995	0.34%	2,130,511	0.19%	2,217,281	0.19%
Savings	672,484	0.08%	608,844	0.08%	611,379	0.08%
Time deposits	644,840	0.52%	695,536	0.68%	671,056	0.64%
Total average deposits	$5,292,020	0.24%	$4,561,355	0.21%	$4,664,593	0.19%

During the first nine months of 2022, the average balance of deposits increased by $0.6 billion from the average balance for the year ended December 31, 2021. Average non-interest-bearing deposits increased by $205.8 million, average interest-bearing balances increased by $386.7 million, savings account balances increased $61.1 million and balances of time deposits decreased $26.2 million. These increases were primarily due to deposits added in the acquisition of Jefferson Bank offset by maturing time deposits.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021 (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Year ended December 31, 2021
High month-end balances of total deposits	$5,487,305	$4,988,562	$5,000,084
Low month-end balances of total deposits	4,904,973	3,725,741	3,725,741

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
3 months or less	$84,822	$86,790
Over 3 through 6 months	66,183	57,777
Over 6 through 12 months	99,517	82,644
Over 12 months	143,651	75,568
Total	$394,173	$302,779

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2022 and December 31, 2021 is presented below (dollars in thousands):

	September 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$220,707	$146,268
Federal Home Loan Bank advances:
Fixed term – due in one year or less	135,063	25,113
Fixed term – due after one year	41,168	61,333
Other borrowings:
Federal funds purchased	5,000	—
Subordinated debt	94,515	94,400
Junior subordinated debentures	19,322	19,195
Total	$515,775	$346,309
Average interest rate at end of period	2.26%	1.78%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$225,707	$212,503
Federal Home Loan Bank advances:
Overnight	310,000	—
Fixed term – due in one year or less	145,092	30,180
Fixed term – due after one year	181,203	97,877
Other borrowings:
Federal funds purchased	10,000	—
Subordinated debt	94,515	94,400
Junior subordinated debentures	19,322	19,195

Averages for the period (YTD):
Securities sold under agreements to repurchase	$186,524	$173,762
Federal Home Loan Bank advances:
Overnight	88,478	—
Fixed term – due in one year or less	76,861	22,751
Fixed term – due after one year	69,553	84,766
Other borrowings:
Federal funds purchased	553	—
Loans due in one year or less	18	—
Subordinated debt	94,452	94,321
Junior subordinated debentures	19,252	19,105
Total	$535,691	$394,705
Average interest rate during the period	1.74%	1.58%

Securities sold under agreements to repurchase decreased $74.4 million during the first nine months of 2021 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2022 the fixed term advances, before net premiums of $374,000, consisted of $175.9 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	6 Months	2.65%	December 23, 2022
25,000,000	6 Months	2.74%	December 30, 2022
5,000,000	8.0	2.40%	January 9, 2023
35,000,000	6 Months	4.22%	March 31, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
25,000,000	9 Months	4.34%	June 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
5,857,785	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of September 30, 2022. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2022 and 2021, and December 31, 2021.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 4.89% and 1.80% at September 30, 2022 and December 31, 2021, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (5.14% and 2.05% at September 30, 2022 and December 31, 2021, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (4.99% and 1.90% at September 30, 2022 and December 31, 2021, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2022 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$19,824	$—	$—	$—	$—	$—	$19,824	$19,824
Certificates of deposit investments	980	490	—	—	—	—	1,470	1,470
Taxable investment securities	(4,199)	98,016	103,842	79,842	98,949	575,251	951,701	951,701
Nontaxable investment securities	(66,456)	4,352	2,210	2,488	7,955	331,785	282,334	282,334
Loans	1,712,746	593,399	663,323	636,292	763,967	350,563	4,720,290	4,460,130
Total	$1,662,895	$696,257	$769,375	$718,622	$870,871	$1,257,599	$5,975,619	$5,715,459
Interest-bearing liabilities:
Savings and NOW accounts	$513,595	$176,705	$176,705	$176,705	$176,705	$801,483	$2,021,898	$2,021,898
Money market accounts	869,506	85,450	85,450	85,450	85,450	231,754	1,443,060	1,443,060
Other time deposits	428,527	190,923	28,666	19,214	15,759	465	683,554	683,856
Short-term borrowings/debt	225,707	—	—	—	—	—	225,707	225,538
Long-term borrowings/debt	154,385	—	15,034	100,650	—	20,000	290,069	276,119
Total	$2,191,720	$453,078	$305,855	$382,019	$277,914	$1,053,702	$4,664,288	$4,650,471
Rate sensitive assets – rate sensitive liabilities	$(528,825)	$243,179	$463,520	$336,603	$592,957	$203,897	$1,311,331
Cumulative GAP	(528,825)	(285,646)	177,874	514,477	1,107,434	1,311,331
Cumulative amounts as % of total Rate sensitive assets	-8.8%	4.1%	7.8%	5.6%	9.9%	3.4%
Cumulative Ratio	-8.8%	-4.8%	3.0%	8.6%	18.5%	21.9%

The static GAP analysis shows that at September 30, 2022, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At September 30, 2022, the Company’s stockholders' equity decreased $33.2 million or 5.2%, to $600.7 million from $633.9 million as of December 31, 2021. During the first nine months of 2022, net income contributed $52.3 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $166.8 million, net of tax. Dividends of $13.1 million were paid during the first nine months of 2022. The acquisition of Delta also increased stockholders’ equity $92.1 million.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2022 and December 31, 2021, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital (to risk-weighted assets)
Company	$784,346	15.11%	$544,832	> 10.50%	N/A	N/A
First Mid Bank	730,879	14.13%	543,116	> 10.50%	$517,254	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	637,196	12.28%	441,055	> 8.50%	N/A	N/A
First Mid Bank	678,244	13.11%	439,666	> 8.50%	413,803	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	617,874	11.91%	363,221	> 7.00%	N/A	N/A
First Mid Bank	678,244	13.11%	362,078	> 7.00%	336,215	> 6.50%
Tier 1 capital (to average assets)
Company	637,196	9.52%	267,799	> 4.00%	N/A	N/A
First Mid Bank	678,244	10.17%	266,839	> 4.00%	333,548	> 5.00%

December 31, 2021
Total capital (to risk-weighted assets)
Company	$674,310	15.79%	$448,344	> 10.50%	N/A	N/A
First Mid Bank	624,150	14.67%	446,711	> 10.50%	$425,439	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	534,277	12.51%	362,945	> 8.50%	N/A	N/A
First Mid Bank	578,517	13.60%	361,623	> 8.50%	340,351	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	515,082	12.06%	298,896	> 7.00%	N/A	N/A
First Mid Bank	578,517	13.60%	297,807	> 7.00%	376,535	> 6.50%
Tier 1 capital (to average assets)
Company	534,277	9.05%	236,151	> 4.00%	N/A	N/A
First Mid Bank	578,517	9.83%	135,337	> 4.00%	294,171	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for September 30, 2022 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of September 30, 2022, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 61,400 and 30,125 restricted stock awards during 2022 and 2021, respectively and 37,150 and 35,400 as stock unit awards during 2022 and 2021, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2022, 46,114 shares have been issued pursuant to the ESPP. During the nine months ended September 30, 2022 and 2021, 14,430 shares and 8,439 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•

First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. As of June 30, 2022, First Mid had purchased $10 million of federal funds from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2022, First Mid Bank met these regulatory requirements.

•

First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2022, the excess collateral at the FHLB would support approximately $714 million of additional advances for First Mid Bank.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•

In addition, as of September 30, 2022, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by the stock of First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2022 and 2021 and December 31, 2021.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2022 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$683,554	$428,527	$219,589	$34,973	$465
Debt	113,836	—	—	3,901	109,935
Other borrowing	396,939	355,770	15,033	6,136	20,000
Operating leases	18,586	2,924	4,993	3,994	6,675
Supplemental retirement	1,773	50	100	150	1,473
	$1,214,688	$787,271	$239,715	$49,154	$138,548

For the nine months ended September 30, 2022, net cash of $54.3 million was provided by operating activities, $105.0 million was used in investing activities, and $43.1 million was provided by financing activities. In total, cash and cash equivalents decreased by $7.6 million since year-end 2021.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Unused commitments and lines of credit:
Commercial real estate	$154,998	$118,190
Commercial operating	690,461	529,035
Home equity	61,842	59,422
Other	305,662	293,339
Total	$1,212,963	$999,986
Standby letters of credit	$16,107	$14,403

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

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: November 8, 2022

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer