Form 10-K
period 2022-12-31
FIRST MID BANCSHARES, INC.
filed 2023-03-03
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36434

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1421 Charleston Avenue, Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.D.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $639,158,758. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 3, 2023, 20,497,489 shares of the Registrant’s common stock, $4.00par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2023 Annual Meeting of Shareholders to be held on April 26, 2023	III

PART I

ITEM 1. BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), formerly known as First Mid-Illinois Bancshares, Inc., is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. In addition, the Company wholly owns three statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), and FBTC Statutory Trust I ("FBTCST I"), all of which are unconsolidated subsidiaries of the Company. On February 14, 2022, the Company acquired Jefferson Bank, which was merged into First Mid Bank on June 10, 2022.

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

Diversity and Inclusion

The Company’s commitment to diversity starts with its Board of Directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. Management believes a diverse workforce is critical to sustainable success. To improve results and increase accountability, the Company named its first Diversity, Equity and Inclusion ("DEI") officer in 2022. The DEI officer reports directly to the CEO. As of December 31, 2022, the Company employed 1070 employees with 95% of those full-time and 5% part-time. The Company’s current employee base include 72% females, 8% minorities, and 2% veterans. The Company’s commitment to diversity resulted in a year over year increase in minorities within its workforce from 6.7% to 8%. The increased diversity within the Company’s team is due to its emphasis on partnering with organizations that enable job postings to reach a greater percentage of diverse applicants. The Company is proud of its workforce and the opportunity to further diversify its team going forward.

Maintaining a work environment where every employee is treated with dignity and respect is essential to ensuring that employees can devote their full attention to performing their jobs to the best of their ability. The Company understands that its success is dependent on continuing to strengthen its culture of inclusion.

Talent Engagement

During the last four years, the Company has partnered with a trusted industry leader to conduct an annual employee engagement survey. Employee participation in the engagement survey was 98.7% for 2022. The high level of participation in the survey provides the Company confidence that the results are meaningful and that the areas identified as needing improvement are genuine. The ability to target areas for improvement has resulted in the overall engagement score increasing each year.

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

Talent Development

The Company supports the personal and professional development of its employees in a variety of ways. First, the Company offers tuition reimbursement to support employee's continued education and development by providing employees up to $3,500 annually for eligible educational courses. All employees also receive annual regulatory training, and, by partnering with a 3rd party, the Company can tailor the training to fit the job functions of its employees. In addition, employees can access a variety of career development content within the online learning management system to expand their skills.

The Company provides for development opportunities through a program that allows employees the opportunity to shadow other roles. This gives the employee the chance to observe and experience a new role and determine what positions might be an ideal fit for advancement opportunities. In addition, those that participate develop a broader knowledge of the Company as a whole.

Professional development training is provided to support job function, leadership, and compliance. The Banker Basics Mentor Program is an example of the Company's efforts to develop its frontline employees. Frontline employees are chosen by management to mentor and train new hires on core systems, customer service and processing customer transactions. The new employee spends the first ten days of employment working one on one with a peer learning on the job. In addition, the implementation of Leadership Development Training in 2022, provided all managers with information to enhance their skills with the hiring process, coaching, crucial conversations, and employee engagement.

The Company also provides leadership training based on the book The Leadership Pipeline. This training is provided for executive, upper and mid-level management employees and is highly interactive. The purpose of this engaging program is to educate leaders that their role is to coach and mentor their team members. Regular one-on-one meetings with purposeful conversations is an expectation because it leads to better results and engagement of their team. After the formal training, the participants continue to expand their learning by participating in follow up cohort groups for the following six months. In 2022, the Company provided leadership training to 20 managers through our Leader of Leaders and Leader of Others programs.

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

In 2022 the Company addressed inflation by awarding employees making $70,000 or less a 3% wage increase, so the Company is well positioned to retain its workforce. The Company continually reviews its benefits compared to peers in the market and make changes as needed to ensure it remains competitive.

The Company offers a wide array of benefits for its employees including:

•
Medical, Dental, and Vision Insurance Plans
•
Flexible Spending Accounts
•
Health Savings Accounts with a Company Matching Contribution
•
Company provided Life Insurance
•
Company provided Long Term Disability
•
Company provided Premier Checking Account
•
401(k) Plan including a Company Match
•
Profit Sharing Contribution
•
Employee Stock Purchase Plan with an Employee Discount
•
Voluntary Ancillary Insurance Plans
•
Paid Time Off (Vacation, Sick, Volunteer and Personal Time)
•
Maternity/Paternity Paid Leave
•
Tuition Reimbursement
•
Computer Purchase Program
•
Dress Professional Program
•
Service Anniversary/Retirement Recognition & Award
•
Chairman’s Award – Top Peer Recognition
•
Volunteer Time Recognition
•
Company Apparel – Company Pays 50%
•
Opportunity for Bonus and Stock awards

Encouraging Volunteerism

The Company invests in and contributes to the growth and development of its communities. The Commitment to the Communities program encourages employees to be engaged in the communities where they live and work. In 2022, the Company’s employees volunteered 15,889 hours to organizations in their communities. The Company also encourages employees to serve in leadership roles in these organizations as part of their professional development. Over 50% of the Company’s workforce contributed to its annual United Way campaign which resulted in a total contribution to the United Way of over $145,000.

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

Within the community banking line, the Company has focused on a variety of lending and deposit services products that meet the needs of the communities it serves. The Company has achieved significant growth in these areas. Total commercial real estate loans have increased from $907 million at December 31, 2018 to $2.0 billion at December 31, 2022. Of this increase, approximately $773 million was the result of strategic acquisitions during the period. Approximately 65% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2022. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.

The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $10 million and up to $30 million. The Board of Directors must approve all underwriting decisions in excess of $30 million. The legal lending limit for First Mid Bank was $111.8 million at December 31, 2022. While the underlying nature of lending will result in some amount of loan losses, First Mid's loan loss experience has been good with average net charge offs amounting to $3.6 million (0.12% of total loans) over the past five years. Nonperforming loans were $19.2 million (0.40% of total loans) at December 31, 2022. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment can lead to some amount of compression in the net interest margin. During 2022, the Company’s net interest margin on a tax-effected basis decreased to 3.13% from 3.21% in 2021 primarily due to less accretion income and lower interest rates in a more competitive and challenging interest rate environment.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank does business. First Mid Bank competes for commercial and individual deposits and loans with many Illinois, Missouri and Texas banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2022, First Mid Bank operated branches in the Illinois counties of Adams, Champaign, Christian, Clark, Coles, Cumberland, Douglas, Edgar, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, Moultrie, McLean, Peoria, Piatt, Saline, St Clair, Wabash, White and Williamson, and in Missouri counties of Boone, Lincoln, Cole, Camden, Saint Charles and Saint Louis, and the Texas county of Tarrant. Each branch primarily serves the community in which it is located. First Mid Bank served forty-seven different communities with fifty-two separate locations in Illinois, thirteen locations in Missouri, one location in Texas, and a loan production office in Indiana.

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

LINCO Bancshares, Inc.

On September 25, 2020, the Company and Eval Sub Inc., a wholly owned subsidiary of the Company ("LINCO Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby LINCO Merger Sub merged with and into LINCO, whereupon the separate corporate existence of LINCO Merger Sub ceased and LINCO continued as the surviving company and a wholly owned subsidiary of the Company (the "LINCO Merger").

Subject to the terms and conditions of the LINCO Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and became the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration paid by the Company at the closing of the LINCO Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO have collectively elected pursuant to the LINCO Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger. In addition, immediately prior to the closing of the LINCO merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

The LINCO Merger closed on February 22, 2021 and Providence Bank was merged into First Mid Bank on May 15, 2021.

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

Subject to the terms and conditions of the Delta Merger Agreement, at the effective time of the Delta Merger, each share of common stock, par value $10.00 per share, of Delta issued and outstanding immediately prior to the effective time of the Delta Merger (other than shares held in treasury by Delta) converted into and became the right to receive cash and shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration paid by the Company at the closing of the Delta Merger to Delta’s shareholders and option holders was approximately $15.2 million in cash and 2,292,270 shares of Company common stock. Delta’s outstanding stock vested upon consummation of the Delta Merger, and all outstanding Delta options that are unexercised prior to the effective time of the Delta Merger were cashed out.

The Delta Merger closed February 14, 2022 and Jefferson Bank was merged into First Mid Bank on June 10, 2022.

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

As of December 31, 2022, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.20%, a Tier 1 risk-based ratio of 12.40%, a common equity Tier 1 capital ratio of 12.03% and a leverage ratio of 9.68%.

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

The Company expensed $1,805,000, $1,604,000 and $1,309,000 for its insurance assessment during 2022, 2021, and 2020 respectively.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the years ended December 31, 2022, 2021, and 2020 the Company expensed supervisory fees totaling $868,000, $745,000, and $572,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of First Mid Bank.

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

During the year ended December 31, 2022, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.18%, Tier 1 risk-based ratio was 13.17%, common equity Tier 1 ratio was 13.17% and leverage ratio was 10.22%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2022. As of December 31, 2022, approximately $82.3 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (63)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (54)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (48)	Executive Vice President and Chief Financial Officer
Eric S. McRae (57)	Executive Vice President
Bradley L. Beesley (51)	Executive Vice President
Laurel G. Allenbaugh (62)	Executive Vice President
Clay M. Dean (48)	Executive Vice President
Amanda D. Lewis (43)	Executive Vice President
Rhonda Gatons (51)	Executive Vice President
David Hiden (60)	Senior Vice President
Jason Crowder (52)	Senior Vice President
Jordan Read (33)	Senior Vice President
Megan McElwee (35)	Senior Vice President
Anya Schuetz (48)	Vice President

Joseph R. Dively, age 63, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 54, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 48, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016 and with Marine Bank in Springfield, Illinois prior.

Eric S. McRae, age 57, has been Executive Vice President of the Company and Executive Vice President, Chief Lending Officer of First Mid Bank since January 2022. He was Chief Credit Officer from January 2017 to December 2021. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 51, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Laurel G. Allenbaugh, age 62, has been Executive Vice President of the Company and Executive Vice President, Chief Operations Officer of First Mid Bank since April 2008. She served as Vice President of Operations from February 2000 to April 2008. She served as Controller of the Company and First Mid Bank from 1990 to February 2000.

Clay M. Dean, age 48, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 43, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

Rhonda Gatons, age 51, has been Execuitve Vice President of the Company since April of 2022 and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

David Hiden, age 60, has been Senior Vice President, Chief Information Officer of the Company since July 2018.

Jason Crowder, age 52 has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019, and an attorney at Heller, Holmes & Associates from 1996 to 2008.

Jordan Read, age 33, has been Senior Vice President and Chief Risk Officer of First Mid Bank since August 2021. He was Director of Internal Audit of Enterprise Bank and Trust from 2018 to 2021.

Megan McElwee, age 35, has been Senior Vice President and Chief Credit Officer since January 2022. She served as Vice President and Director of Credit Administration from 2021 to 2022, Credit Administration Manager from 2017 to 2021, and Credit Officer from 2011 to 2017.

Anya Schuetz, age 48, has been Vice President and Director of Project Management since 2013.

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

Credit Risks

Loan customers or other counterparties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $3.3 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2022. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2022, management will evaluate the goodwill balance for impairment, and if the values of the business has declined, the Company could recognize an impairment charge for its goodwill. Management performed its annual goodwill impairment assessment as of September 30, 2022. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois. This location is also used by the deposit operations department of First Mid Bank. In addition, the Company owns facilities located at 1500 Wabash Avenue, Mattoon, Illinois, and 1420 Wabash Avenue, Mattoon, Illinois, which are used by branch support operations, and 1100 Broadway Avenue, Mattoon, Illinois which is used by loan operations, and a facility located at 1321 Charleston Avenue, Mattoon, Illinois which is used by First Mid Wealth Management Company.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, and by First Mid Bank for back room operations. First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-four counties throughout Illinois, six throughout Missouri, and one county in Texas. Of the sixty-six other banking offices operated by First Mid Bank, forty-nine are owned and seventeen are leased from non-affiliated third parties. First Mid Bank also has a loan production office and an agency finance office in metro Indianapolis.

None of the properties owned by the Company are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2022 was $90.5 million.

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

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2022. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2022 – October 31, 2022	—	$—	—	$4,543,000
November 1, 2022 – November 30, 2022	—	—	—	4,543,000
December 1, 2022 – December 31, 2022	10,385	31.75	10,385	4,066,000
Total	10,385	$31.75	10,385	$4,066,000

All of the repurchase activity that occurred during 2022 resulted from shares withheld to cover taxes on employee stock vesting. There were no other shares repurchased during 2022. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2022, 2021, and 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2022, 2021, and 2020 Overview

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

Net income was $73.0 million, $51.5 million, and $45.3 million and diluted earnings per share were $3.60, $2.87, and $2.70 for the years ended December 31, 2022, 2021, and 2020, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Return on average assets	1.11%	0.90%	1.05%
Return on average common equity	11.38%	8.38%	8.24%
Average common equity to average assets	9.77%	10.72%	12.76%

Total assets at December 31, 2022, 2021, and 2020 were $6.74 billion, $5.99 billion, and $4.73 billion, respectively. Net loan balances increased to $4.77 billion at December 31, 2022, from $3.94 billion at December 31, 2021, and from $3.10 billion at December 31, 2020. The increase in 2022 was primarily due to approximately $418.5 million of loans acquired from Jefferson Bank. The increase in 2021 was primarily due to approximately $829 million of loans acquired from Providence Bank and $208 million of loans purchased from Stifel Bank. Of the increase in 2020, approximately $183 million was loans purchased from Stifel Bank and $168 million was PPP loans.

Total deposit balances increased to $5.26 billion at December 31, 2022 from $4.96 billion at December 31, 2021 and from $3.69 billion at December 31, 2020. The increase in 2022 was primarily due to $560 million of deposits acquired from Jefferson Bank. The increase in 2021 was primarily due to $990 million of deposits acquired from Providence Bank and $219 million of deposits acquired in association with loans purchased from Stifel Bank. The increase in 2020 was primarily due to approximately $62 million of deposits acquired from Stifel Bank for customer accounts in connection with loans acquired, increases in customers deposits for stimulus payments and PPP loan proceeds.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.13% for 2022, 3.21% for 2021 and 3.27% for 2020. In 2022 the decrease was primarily due to an increase in rates on interest-bearing deposits and borrowings. In 2021 the decrease was primarily due to less accretion income and a decline in interest rates.

Net interest income increased to $184.3 million in 2022 from $167.8 million in 2021 and $127.4 million in 2020. During 2022, the increase in net interest income was primarily due to the acquisition of Jefferson Bank. During 2021, the increase in net interest income resulted from growth in earning assets, primarily through acquisitions offset by growth in interest bearing liabilities with lower interest rates. During 2020, the increase in net interest income was primarily due to growth in earning assets offset by a decline in interest rates.

Non-interest income increased to $74.7 million in 2022 compared to $69.8 million in 2021 and $59.5 million in 2020. The increase in 2022 was primarily due to growth in wealth management and insurnace revenues and the acquisition of Jefferson Bank. The increase in 2021 was primarily due to the acquisition of Providence Bank. The increase in 2020 was primarily due to increases in wealth management revenues, insurance commissions and mortgage banking income.

Non-interest expenses increased to $162.9 million in 2022 compared to $155.6 million in 2021, and $111.1 million in 2020. The increase in 2022 was primarily due to the acquisition of Jefferson Bank. The increase in 2021 was primarily due to the acquisition of Providence Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2022 vs 2021	2021 vs 2020
Net interest income	$16,526	$40,339
Provision for loan losses	10,345	952
Other income, including securities transactions	4,915	10,247
Other expenses	(7,282)	(44,492)
Income taxes	(3,042)	(826)
Increase in net income	$21,462	$6,220

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $19.2 million at December 31, 2022 compared to $22.0 million at December 31, 2021, and $28.1 million at December 31, 2020. Repossessed Assets balances totaled $4.4 million at December 31, 2022 compared to $5.0 million at December 31, 2021, and $2.5 million at December 31, 2020. The Company’s provision for loan losses was $4.8 million for 2022, compared to $15.2 million for 2021, and $16.1 million for 2020. The decrease of provision expense in 2022 and 2021 is primarily due to a decrease in classified loans and improved economic outlook. The increase in provision in 2020 was due to the adoption of ASU 2016-13 and impacts of COVID-19 on the operations and earnings of borrowers.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2022, 2021, and 2020 was 12.40%, 12.51%, and 14.63%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2022, 2021, and 2020 was 15.20%, 15.79% and 18.82%, respectively. The decrease in 2022 was primarily due to the increase in assets following the acquisition of Jefferson Bank. The decrease in these ratios during 2021 was primarily due to the increase in assets following the acquisition of Providence Bank.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2022, 2021, and 2020 were $1.2 billion, $1.0 billion, and $615.5 million, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $3,164,000, $2,624,000, and $2,223,000 for 2022, 2021, and 2020, respectively, were 3.08%, 3.17%, and 3.20% at December 31, 2022, 2021, and 2020, respectively. The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$56,517	$492	0.87%	$268,523	$357	0.13%	$140,470	$274	0.19%
Federal funds sold	5,772	113	1.96%	1,335	—	0.03%	1,149	3	0.24%
Certificates of deposit investments	1,756	37	2.10%	2,606	56	2.13%	3,771	84	2.23%
Investment securities
Taxable	1,053,511	20,595	1.95%	923,600	15,598	1.69%	545,525	11,376	2.09%
Tax-exempt (Municipals)(TE)(1)	328,832	11,121	3.38%	299,833	9,264	3.09%	200,128	7,075	3.54%
Loans (TE)(1)(2)(3)	4,518,566	186,697	4.13%	3,778,174	160,362	4.24%	3,046,814	127,552	4.19%
Total earning assets	5,964,954	219,055	3.67%	5,274,071	185,637	3.51%	3,937,857	146,364	3.72%
Cash and due from banks	123,306			95,902			87,194
Premises and equipment	88,744			79,913			59,068
Other assets	439,545			333,115			255,184
Allowance for credit losses	(58,876)			(53,188)			(37,343)
Total assets	$6,557,673			$5,729,813			$4,301,960
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$2,598,480	13,709	0.53%	$2,217,281	4,258	0.19%	$1,557,264	3,732	0.24%
Savings deposits	666,334	570	0.09%	611,379	487	0.08%	469,276	426	0.09%
Time deposits	655,240	4,534	0.69%	671,056	4,292	0.64%	531,834	8,593	1.62%
Total interest-bearing deposits	3,920,054	18,813	0.48%	3,499,716	9,037	0.26%	2,558,374	12,751	0.50%
Securities sold under agreements to repurchase	202,242	1,795	0.89%	173,762	231	0.13%	219,298	488	0.22%
FHLB advances	276,401	6,184	2.24%	107,518	1,514	1.41%	106,688	1,851	1.73%
Federal funds purchased	481	9	1.87%	—	—	—%	525	10	1.90%
Subordinated debt	94,471	3,945	4.18%	94,321	3,939	4.18%	22,403	931	4.16%
Junior subordinated debentures	19,275	868	4.50%	19,105	541	2.83%	18,936	682	3.60%
Other debt	14	—	—%	—	—	—%	656	16	2%
Total borrowings	592,884	12,801	2.16%	394,706	6,225	1.58%	368,506	3,978	1.08%
Total interest-bearing liabilities	4,512,938	31,614	0.70%	3,894,422	15,262	0.39%	2,926,880	16,729	0.57%
Demand deposits	1,356,912			1,164,877			777,435
Other liabilities	46,811			56,388			48,518
Stockholders’ equity	641,012			614,126			549,127
Total liabilities and stockholders' equity	$6,557,673			$5,729,813			$4,301,960
Net interest income		$187,441			$170,375			$129,635
Net interest spread			2.97%			3.12%			3.15%
Impact of non-interest-bearing funds			0.16%			0.09%			0.12%
TE net yield on interest-earning assets			3.13%			3.21%			3.27%

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
(3)
Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$135	$(468)	$603	$83	$187	$(104)
Federal funds sold	113	4	109	(3)	—	(3)
Certificates of deposit investments	(19)	(18)	(1)	(28)	(24)	(4)
Investment securities:
Taxable	4,997	2,387	2,610	4,222	6,728	(2,506)
Tax-exempt	1,857	939	918	2,189	3,171	(982)
Loans (2)	26,335	30,596	(4,261)	32,810	31,257	1,553
Total interest income	33,418	33,440	(22)	39,273	41,319	(2,046)
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	9,451	828	8,623	526	1,397	(871)
Savings deposits	83	35	48	61	113	(52)
Time deposits	242	(99)	341	(4,301)	1,849	(6,150)
Total interest-bearing deposits	9,776	764	9,012	(3,714)	3,359	(7,073)
Securities sold under agreements to repurchase	1,564	43	1,521	(257)	(87)	(170)
FHLB advances	4,670	3,397	1,273	(337)	14	(351)
Federal funds purchased	9	6	3	(10)	(5)	(5)
Subordinated debt	6	6	—	3,008	3,004	4
Junior subordinated debentures	327	5	322	(141)	6	(147)
Other debt	—	—	—	(16)	(8)	(8)
Total borrowings	6,576	3,457	3,119	2,247	2,924	(677)
Total interest expense	16,352	4,221	12,131	(1,467)	6,283	(7,750)
Net interest income	$17,066	$29,219	$(12,153)	$40,740	$35,036	$5,704

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $17.1 million or 10.0% in 2022 compared to an increase of $40.7 million or 31.4% in 2021. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and interest-bearing deposits. The tax-effected net interest margin decreased primarily due to higher interest-bearing liability costs.

In 2022, average earning assets increased by $690.9 million, or 13.1%, and average interest-bearing liabilities increased by $618.5 million or 15.9%. These increases were primarily due to assets and liabilities acquired from Jefferson Bank. Changes in average balances are shown below:

•
Average interest-bearing cash deposits held by the Company decreased $212.0 million or 79.0% in 2022 compared to 2021. In 2021, average interest-bearing cash deposits held by the Company increased $128.1 million or 91.2% compared to 2020.
•
Average federal funds sold increased $4.4 million or 332.4% in 2022 compared to 2021. In 2021, average federal funds sold increased $0.2 million or 16.2% compared to 2020.
•
Average certificates of deposit investments decreased $0.9 million or 32.6% in 2022 compared to 2021. In 2021, average certificates of deposit investments decreased $1.2 million or 30.9% compared to 2020.
•
Average loans increased by $740.4 million or 19.6% in 2022 compared to 2021. In 2021, average loans increased by $731.4 million or 24.0% compared to 2020.
•
Average securities increased by $158.9 million or 13.0% in 2022 compared to 2021. In 2021, average securities increased by $477.8 million or 64.1% compared to 2020.
•
Average interest-bearing deposits increased by $420.3 million or 12.0% in 2022 compared to 2021. In 2021, average deposits increased by $941.3 million or 36.8% compared to 2020.
•
Average securities sold under agreements to repurchase increased by $28.5 million or 16.40% in 2022 compared to 2021. In 2021, average securities sold under agreements to repurchase decreased by $45.5 million or 20.8% compared to 2020.
•
Average borrowings and other debt increased by $169.7 million or 76.8% in 2022 compared to 2021. In 2021, average borrowings and other debt increased by $71.7 million or 48.1% compared to 2020.

•
Net interest margin decreased to 3.13% compared to 3.21% in 2021 and 3.27% in 2020. Asset yields increased by 16 basis points in 2022, and interest- bearing liabilities increased by 31 basis points.

Provision for Loan Losses

The provision for loan losses in 2022 was $4.8 million compared to $15.2 million in 2021 and $16.1 million in 2020. Nonperforming loans decreased to $19.2 million at December 31, 2022 from $22.0 million at December 31, 2021 and $28.1 million at December 31, 2020. The decrease in provision expense in 2022 and 2021 was primarily due to a decrease in classified loans and improved economic outlook. Net charge-offs were $1.2 million during 2022, $4.5 million during 2021 and $2.8 million during 2020. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for credit losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				Change From Prior Year
				2022		2021
	2022	2021	2020	$	%	$	%
Wealth management revenues	$22,492	$20,407	$16,153	$2,085	10.2%	$4,254	26.3%
Insurance commissions	21,622	18,927	17,477	2,695	14.2%	1,450	8.3%
Service charges	9,112	6,808	5,862	2,304	33.8%	946	16.1%
Securities gains	33	124	1,106	(91)	-73.4%	(982)	-88.8%
Mortgage banking	1,190	4,718	5,075	(3,528)	-74.8%	(357)	-7.0%
ATM / debit card revenue	12,422	11,974	8,962	448	3.7%	3,012	33.6%
Bank owned life insurance	3,559	3,039	1,730	520	17.1%	1,309	75.7%
Other	4,252	3,770	3,155	482	12.8%	615	19.5%
Total other income	$74,682	$69,767	$59,520	$4,915	7.0%	$10,247	17.2%

Total non-interest income increased to $74.7 million in 2022 compared to $69.8 million in 2021 and $59.5 million in 2020. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Wealth management revenues increased in 2022 due to growth in customer accounts and assets under management as well as rising commodity prices, which drove higher farm management fee income. The increase in 2021 was primarily due to increases in all business lines. Total assets under management were $5.3 billion at December 31, 2022 compared to $5.1 billion at December 31, 2021 and $4.5 billion at December 31, 2020.
•
Insurance commissions increased in 2022 primarily due to an increase in commission and contingency income. During 2021 the increase was primarily due to increases in commission and fee income offset by a decline in contingency income.
•
Fees from service charges increased in 2022 was primarily due to an increase in overdraft fees and transaction account service charges and the acquisition of Jefferson Bank. The increase in 2021 was primarily due to the acquisition of Providence Bank.
•
Net securities gains in 2022 were $33,000 compared to $124,000 in 2021 and $1,106,000 in 2020. Net securities gains were less in 2022 and 2021 due to less securities being sold during the year.
•
The decrease in mortgage banking income during 2022 was due to a decline in mortgage refinancing activity and fees from loans sold in the secondary market. Loans sold balances were as follows:
•
$62.3 million (representing 422 loans) in 2022
•
$149.0 million (representing 1,011 loans) in 2021
•
$196.0 million (representing 1,315 loans) in 2020

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased in 2022 primarily due to the acquisition of Jefferson Bank and in 2021 primarily due to the acquisition of Providence Bank.
•
Bank owned life insurance increased during 2022 due to $15.8 million of bank owned life insurance added through the acquisition of Jefferson Bank. The increase in 2021 was due to $30 million of bank owned life insurance added by First Mid Bank and $30.3 million of bank owned life insurance acquired in the acquisition of Providence Bank.
•
Other income increased during 2022 primarily due to the acquisition of Jefferson Bank and a gain realized on the termination of derivatives. Other income increased during 2021 primarily due to the acquisition of Providence Bank offset by a swap upfront fee received in 2020 that did not recur in 2021.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (dollars in thousands):

				Change From Prior Year
				2022		2020
	2022	2021	2020	$	%	$	%
Salaries and benefits	$98,594	$89,660	$66,452	$8,934	10.0%	$23,208	34.9%
Occupancy and equipment	24,257	21,546	16,708	2,711	12.6%	4,838	29.0%
Other real estate owned, net	330	3,866	42	(3,536)	-91.5%	3,824	9104.8%
FDIC insurance assessment expense	1,805	1,604	1,309	201	12.5%	295	22.5%
Amortization of other intangibles	6,290	5,391	5,062	899	16.7%	329	6.5%
Stationery and supplies	1,295	1,161	1,080	134	11.5%	81	7.5%
Legal and professional	6,996	6,730	5,427	266	4.0%	1,303	24.0%
Marketing and promotion	2,999	3,603	1,616	(604)	-16.8%	1,987	123.0%
ATM / debit card expense	4,300	3,116	2,290	1,184	38.0%	826	36.1%
Other operating expenses	15,995	18,902	11,101	(2,907)	-15.4%	7,801	70.3%
Total other expense	$162,861	$155,579	$111,087	$7,282	4.7%	$44,492	40.1%

Total non-interest expense increased to $162.9 million in 2022 from $155.6 million in 2021 and $111.1 million in 2020. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased primarily due to an increase in incentive compensation and commission, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Jefferson Bank, offset by declines in bonus accrual expense and group insurance expense. The increase in 2021 was due to additional employees from the acquisition of Providence Bank, merit increases in 2021 for continuing employees and an increase in incentive compensation, commissions, and share-based compensation. There were 1,043 full-time equivalent employees at December 31, 2022, compared to 965 at December 31, 2021, and 824 at December 31, 2020.
•
Occupancy and equipment expense increased primarily due to increases in depreciation, equipment and other property related expenses from the acquisition of Jefferson Bank, offset by decreases in data processing expense. The increase in 2021 was primarily due to additional properties added in the acquisition of Providence Bank and increases in expense for software and data processing.
•
Net other real estate owned expense decreased in 2022 primarily due to more properties sold at a net gain compared to properties sold at a net loss or written down during 2021. The increase in 2021 was primarily due to properties added in the acquisition of Providence Bank that were sold at prices lower than recorded book value and properties from branch operations that were closed during 2021 and moved to ORE and subsequently written down.
•
FDIC insurance expense increased due to the additional assets added with the acquisition of Jefferson Bank. The increase in 2021 was due to the additional assets added with the acquisition of Providence Bank offset by lower assessment rates.
•
Amortization of other intangibles increased during 2022 primarily due to additional core deposit intangibles added from the acquisition of Jefferson Bank. The increase in 2021 was primarily due to additional core deposit intangibles added from the acquisition of Providence Bank and deposits added associated with the Stifel loan purchase.
•
ATM and debit card expenses increased primarily due to an increase in electronic transactions following the acquisition of Jefferson Bank. The increase during 2022 was primarily due to an increase in electronic transactions following the acquisition of Providence Bank.
•
Other operating expenses decreased during 2022 due to less costs to acquire Delta compared to costs to acquire LINCO offset by additional expenses from the operation of Jefferson Bank. Other operation expenses increased during 2021 primarily due to the acquisition of Providence Bank.
•
On a net basis, all other categories of operating expenses increased during 2022 primarily due to increased costs associated with the operation of Jefferson Bank. The increase during 2021 was primarily due to an increase in fees associated with the acquisition of Providence Bank.

Income Taxes

Income tax expense amounted to $18.3 million in 2022 compared to $15.3 million in 2021, and $14.5 million in 2020. Effective tax rates were 20.1% for 2022, 22.9% for 2021, and 24.2% for 2020. The Company files U.S. federal and state of Illinois, Indiana, and Missouri income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

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

	December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	1.28%	$213,599	1.22%	$132,083	1.25%
Obligations of states and political subdivisions	347,409	2.31%	383,991	2.40%	237,886	2.72%
Mortgage-backed securities: GSE residential	744,636	1.69%	799,456	1.58%	479,470	1.92%
Other securities	90,347	3.41%	32,575	4.30%	10,740	5.22%
Total securities	$1,435,326	1.87%	$1,429,621	1.80%	$860,179	2.08%

At December 31, 2022, the amortized cost of the Company’s investment portfolio increased by $5.7 million from December 31, 2021 primarily due to securities obtained in the acquisition of Jefferson Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2022 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2022 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$220,527	$25,510	$194,274	$—	$—	$—	$744
Obligations of state and political subdivisions	347,409	287,698	36,436	206,106	44,757	—	—	400
Mortgage-backed securities (2)	744,636	627,880	988	—	—	—	—	626,892
Other securities	87,393	82,880	3,000	10,071	28,595	4,600	—	36,613
Total available-for-sale	$1,432,372	$1,218,985	$65,934	$410,451	$73,352	$4,600	$—	$664,649
Held-to-maturity:
Other securities	$2,954	$2,954	$—	$—	$—	$—	$—	$2,954
Equity securities:
Federal Agricultural Mtg Corp	$84	$311	$—	$—	$—	$—	$—	$311

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (dollars in thousands):

		% Outstanding
	2022	Loans	2021	2020	2019	2018
Construction and land development	$144,264	3.0%	$145,118	$122,479	$94,142	$50,619
Agricultural real estate	410,327	8.5%	279,272	254,341	240,241	231,700
1-4 family residential properties	440,180	9.1%	400,313	325,762	336,427	373,518
Multifamily residential properties	294,346	6.1%	298,942	189,632	153,948	184,051
Commercial real estate	2,030,011	42.1%	1,666,198	1,174,300	995,702	906,850
Loans secured by real estate	3,319,128	68.8%	2,789,843	2,066,514	1,820,460	1,746,738
Agricultural loans	166,838	3.5%	151,484	137,352	136,124	135,877
Commercial and industrial loans	1,082,960	22.4%	832,008	738,313	528,973	557,011
Consumer loans	97,775	2.0%	78,442	78,002	83,183	91,516
All other loans	159,511	3.3%	143,746	118,238	126,607	113,377
Total loans	$4,826,212	100.0%	$3,995,523	$3,138,419	$2,695,347	$2,644,519

Loan balances increased by $830.7 million or 20.8% from December 31, 2021 to December 31, 2022 which included approximately $418.5 million of loans acquired, before purchase accounting adjustments, from Jefferson Bank. Loan balances increased by $857.1 million or 27.3% from December 31, 2020 to December 31, 2021 of which approximately $829 million were loans acquired from Providence Bank and $208 million were loans purchases from Stifel Bank. The balances of loans sold into the secondary market were $62.3 million in 2022 compared to $149.0 million in 2021. The balance of real estate loans held for sale, included in the balances shown above, amounted to $338,000 and $2,748,000 as of December 31, 2022 and 2021, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2022 and 2021, First Mid Bank did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2022		December 31, 2021
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$445,241	9.23%	$297,394	7.44%
Lessors of non-residential buildings	956,120	19.81%	696,730	17.44%
Lessors of residential buildings and dwellings	453,219	9.39%	468,362	11.72%
Hotels and motels	209,837	4.35%	159,410	3.99%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2022, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$37,079	$58,531	$48,654	$144,264
Agricultural real estate	12,103	130,561	267,663	410,327
1-4 family residential properties	14,229	123,451	302,500	440,180
Multifamily residential properties	16,705	218,583	59,058	294,346
Commercial real estate	118,619	1,016,935	894,457	2,030,011
Loans secured by real estate	198,735	1,548,061	1,572,332	3,319,128
Agricultural loans	128,848	33,365	4,625	166,838
Commercial and industrial loans	245,615	548,070	289,275	1,082,960
Consumer loans	7,909	62,287	27,579	97,775
All other loans	30,234	24,439	104,838	159,511
Total loans	$611,341	$2,216,222	$1,998,649	$4,826,212

(1)
Based upon remaining contractual maturity.
(2)
Includes demand loans, past due loans and overdrafts.

As of December 31, 2022, loans with maturities over one year consisted of approximately $2.9 billion in fixed rate loans and approximately $1.3 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2022	2021	2020	2019	2018
Nonaccrual loans	$15,956	$18,105	$23,750	$25,118	$27,298
Troubled debt restructurings which are performing in accordance with revised terms	3,214	3,931	4,373	2,700	2,451
Total nonperforming loans	19,170	22,036	28,123	27,818	29,749
Repossessed assets	4,369	5,019	2,493	3,720	2,595
Total nonperforming loans and repossessed assets	$23,539	$27,055	$30,616	$31,538	$32,344
Nonperforming loans to loans, before allowance for credit losses	0.40%	0.55%	0.90%	1.03%	1.12%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.49%	0.68%	0.98%	1.17%	1.22%

The $2.1 million decrease in nonaccrual loans during 2022 resulted from the net of $5.4 million of loans put on nonaccrual status, offset by $0.4 million of loans transferred to other real estate owned, $0.3 million of loans charged off and $6.8 million of loans becoming current or paid-off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	December 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$14	0.1%	$25	0.1%
Agricultural real estate	1,258	7.9%	336	1.9%
1-4 family residential properties	4,943	31.0%	5,252	29.0%
Multifamily residential properties	672	4.2%	1,982	11.0%
Commercial real estate	7,640	47.8%	7,920	43.7%
Loans secured by real estate	14,527	91.0%	15,515	85.7%
Agricultural loans	57	0.4%	560	3.1%
Commercial and industrial loans	1,098	6.9%	1,851	10.2%
Consumer loans	274	1.7%	179	1.0%
Total loans	$15,956	100.0%	$18,105	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $103,000, $308,000 and $575,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

The $0.7 million decrease in repossessed assets during 2022 resulted from the net of $.5 million of additional assets repossessed, $1 million of repossessed assets sold and a $0.2 million of writedowns on existing assets. The following table summarizes the composition of repossessed assets (dollars in thousands):

	December 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,763	63.2%	$3,004	59.9%
1-4 family residential properties	108	2.5%	12	0.2%
Commercial real estate	1,390	31.8%	1,968	39.2%
Total real estate	4,261	97.5%	4,984	99.3%
Consumer loans	108	2.5%	35	0.7%
Total repossessed collateral	$4,369	100.0%	$5,019	100.0%

Repossessed assets sold during 2022 resulted in net gains of $36,000 related to real estate asset sales and $2,000 of net losses related to other assets sales. The Company also recognized $61,000 of deferred gains and recorded $236,000 of write downs on three real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2022, the Company’s loan portfolio included $577.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $445.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $146.4 million from $430.8 million at December 31, 2021 while loans concentrated in other grain farming increased $147.8 million from $297.4 million at December 31, 2021. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $209.8 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $956.1 million of loans to lessors of non-residential buildings and $453.2 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2022	2021	2020	2019	2018
Average loans outstanding, net of unearned income	$4,518,566	$3,778,142	$3,003,488	$2,598,718	$2,276,500
Adjustment for adoption of ASU 2016-13	—	—	1,672	—	—
Allowance-beginning of period	54,655	41,910	28,583	26,189	19,977
Initial allowance on loans purchased with credit deterioration	863	2,074	—	—	—
Charge-offs:
Construction and land development	2	205	13	—	10
Agricultural real estate	—	—	—	—	—
1-4 family residential properties	191	371	393	1,477	1,111
Commercial real estate	414	535	830	1,743	170
Agricultural loans	93	—	—	24	93
Commercial and industrial loans	870	3,118	1,991	1,828	832
Consumer loans	1,380	1,405	617	1,254	777
Total charge-offs	2,950	5,634	3,844	6,326	2,993
Recoveries:
Construction and land development	100	—	—	—	—
Agricultural real estate	—	—	—	—	—
1-4 family residential properties	359	211	299	91	102
Commercial real estate	385	60	169	12	—
Agricultural loans	54	1	—	—	—
Commercial and industrial loans	208	139	179	155	145
Consumer loans	613	743	421	357	291
Total recoveries	1,719	1,154	1,068	615	538
Net charge-offs	1,231	4,480	2,776	5,711	2,455
Provision for loan losses	4,806	15,151	16,103	6,433	8,667
Allowance-end of period	$59,093	$54,655	$41,910	$26,911	$26,189
Ratio of annualized net charge-offs to average loans	0.03%	0.12%	0.09%	0.22%	0.11%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.22%	1.37%	1.34%	1.00%	0.99%
Ratio of allowance for credit losses to nonperforming loans	308.3%	248.0%	149.0%	96.7%	88.0%

The ratio of the allowance for credit losses to nonperforming loans was 308.3% as of December 31, 2022 compared to 248.0% as of December 31, 2021. The increase in this ratio is primarily due to a decline in nonperforming loans. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2022, the Company had net charge-offs of $1,231,000 compared to $4,480,000 in 2021. During 2022, there were significant charge-offs of two commercial real estate loans to one borrower of $271,000 and significant charge-offs of two commercial operating loans to two borrowers of $739,000. During 2021, there were significant charge-offs of two commercial real estate loans to two borrowers of $661,000 and significant charge-offs of five commercial operating loans to three borrowers of $2.9 million.

At December 31, 2022, the allowance for credit losses amounted to $59.1 million or 1.22% of total loans. At December 31, 2021, the allowance for credit losses amounted to $54.7 million or 1.37% of total loans. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.

The allowance for credit losses, in management's judgment, was allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$2,250	3.0%	$1,743	3.6%	$1,666	3.9%
Agriculture real estate	1,433	8.5%	1,257	7.0%	1,084	8.1%
1-4 family residential	3,742	9.1%	2,330	10.0%	2,322	10.4%
Commercial real estate	28,157	48.2%	26,246	49.2%	19,660	43.4%
Agricultural loans	585	3.5%	983	3.8%	1,526	4.4%
Commercial and industrial	20,808	25.7%	19,241	24.4%	13,485	27.3%
Consumer	2,118	2.0%	2,855	2.0%	2,167	2.5%
Total allocated	59,093	100.0%	54,655	100.0%	41,910	100.0%
Unallocated	—	NA	—	NA	—	NA
Allowance at end of year	$59,093	100.0%	$54,655	100.0%	$41,910	100.0%

	December 31, 2019		December 31, 2018
		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$1,146	3.5%	$561	1.9%
Agriculture real estate	1,093	8.9%	1,246	8.8%
1-4 family residential	1,386	12.5%	1,504	14.1%
Commercial real estate	11,198	42.6%	11,102	41.3%
Agricultural loans	1,386	5.1%	951	5.1%
Commercial and industrial	9,273	24.3%	9,893	25.3%
Consumer	1,429	3.1%	932	3.5%
Total allocated	26,911	100.0%	26,189	100.0%
Unallocated	—	NA	—	NA
Allowance at end of year	$26,911	100.0%	$26,189	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	2022		2021		2020
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,356,912	—%	$1,164,877	—%	$777,435	—%
Interest-bearing	2,598,480	0.53%	2,217,281	0.19%	1,557,264	0.24%
Savings	666,334	0.09%	611,379	0.08%	469,276	0.09%
Time deposits	655,240	0.69%	671,056	0.64%	531,834	1.61%
Total average deposits	$5,276,966	0.36%	$4,664,593	0.19%	$3,335,809	0.38%

The following table sets forth the high and low month-end balances for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
High month-end balances of total deposits	$5,487,305	$5,000,084	$3,692,784
Low month-end balances of total deposits	4,904,973	3,725,741	2,873,260

In 2022, the average balance of deposits increased by $612.4 million from 2021. The increase in 2022 was primarily due to deposits added in the acquisition of Jefferson Bank offset by maturing time deposits. Also from 2021 and 2022, average non-interest bearing deposits increased by $192.0 million, interest-bearing deposits increased by $381.2 million, savings accounts increased by $55.0 million, and time deposits decreased by $15.8 million. In 2021, the average balance of deposits increased by $1,328.8 million from 2020. The increase in 2021 was primarily due to approximately $990 million of deposits acquired from Providence Bank and $219 million of deposits acquired in association with loans purchased from Stifel Bank. Also from 2020 to 2021, average non-interest bearing deposits increased by $387.4 million, interest-bearing deposits increased by $660.0 million, savings accounts increased by $142.1 million, and time deposits increased by $139.2 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2022	2021	2020
3 months or less	$80,856	$86,790	$72,945
Over 3 through 6 months	31,771	57,777	49,710
Over 6 through 12 months	127,405	82,644	88,682
Over 12 months	183,597	75,568	72,070
Total	$423,629	$302,779	$283,407

The balance of time deposits of $100,000 or more increased $120.9 million from December 31, 2021 to December 31, 2022. The increase was primarily due to time deposits acquired from Jefferson Bank. The balance of time deposits of $100,000 or more increased $19.4 million from December 31, 2020 to December 31, 2021. The increase in 2021 was primarily due to time deposits acquired from Providence Bank.

In 2022 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $319.4 million and $291.4 million in various checking accounts and time deposits as of December 31, 2022 and 2021, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2022, 2021, and 2020 is presented below (dollars in thousands):

	2022	2021	2020
Securities sold under agreements to repurchase	$221,414	$146,268	$206,937
Federal Home Loan Bank advances:
FHLB-overnite	65,000	—	—
Fixed term – due in one year or less	110,040	25,113	18,984
Fixed term – due after one year	290,031	61,333	74,985
Subordinated debt	94,553	94,400	94,253
Junior subordinated debentures	19,364	19,195	19,027
Total	$800,402	$346,309	$414,186
Average interest rate at end of period	2.52%	1.78%	0.81%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$257,061	$212,503	$350,288
Federal funds purchased	10,000	—	8,000
Federal Home Loan Bank advances:
FHLB-overnite	310,000	—	—
Fixed term – due in one year or less	160,048	30,180	34,969
Fixed term – due after one year	290,031	97,877	104,974
Subordinated debt	94,553	94,400	94,256
Junior subordinated debentures	19,364	19,195	19,027
Debt:
Debt due in one year or less	—	—	5,000

Averages for the period (YTD):
Securities sold under agreements to repurchase	$202,242	$173,762	$219,298
Federal funds purchased	481	—	525
Federal Home Loan Bank advances:
FHLB-overnite	100,084	—	1,831
Fixed term – due in one year or less	94,247	22,751	24,858
Fixed term – due after one year	82,070	84,766	79,999
Subordinated debt	94,471	94,321	22,403
Junior subordinated debentures	19,275	19,105	18,936
Debt:
Loans due in one year or less	14	—	656
Total	$592,884	$394,705	$370,338
Average interest rate during the period	2.16%	1.58%	1.07%

Securities sold under agreements to repurchase increased $75.1 million during 2022 primarily due to balances acquired from Jefferson Bank, the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand. At December 31, 2022 FHLB advances totaled $465 million with a weighted-average interest rate of 3.48% and maturities from January 2023 to December 2032. At December 31, 2021 FHLB advances totaled $86 million with a weighted-average interest rate of 1.66% and maturities from March 2022 to December 2029.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2022. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2022 and 2021.

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

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. At December 31, 2022, the recorded balance of the subordinated notes was $94,553,000.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (6.37% and 1.80% at December 31, 2022 and 2021, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (6.47% and 2.05% at December 31, 2022 and 2021, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (6.62% and 1.90% at December 31, 2022 and 2021, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2022 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$14,021	$—	$—	$—	$—	$—	$14,021	$14,021
Certificates of deposit investments	980	490	—	—	—	—	1,470	1,470
Taxable investment securities	4,609	98,736	96,837	81,678	104,070	552,361	938,291	938,291
Nontaxable investment securities	(53,820)	5,277	(658)	7,362	11,291	314,507	283,959	283,959
Loans	1,637,284	696,937	655,235	727,657	738,360	370,739	4,826,212	4,460,999
Total	$1,603,074	$801,440	$751,414	$816,697	$853,721	$1,237,607	$6,063,953	$5,698,740
Interest-bearing liabilities:
Savings and NOW accounts	$513,747	$176,242	$176,242	$176,242	$176,242	$807,267	$2,025,982	$2,025,982
Money market accounts	787,564	71,231	71,231	71,231	71,231	195,238	1,267,726	1,267,726
Other time deposits	409,987	200,771	32,568	15,970	47,126	357	706,779	707,526
Short-term borrowings/debt	221,414	—	—	—	—	—	221,414	286,262
Long-term borrowings/debt	194,404	60,029	104,555	—	150,000	70,000	578,988	499,466
Total	$2,127,116	$508,273	$384,596	$263,443	$444,599	$1,072,862	$4,800,889	$4,786,962
Rate sensitive assets – rate sensitive liabilities	$(524,042)	$293,167	$366,818	$553,254	$409,122	$164,745	$1,263,064
Cumulative GAP	$(524,042)	$(230,875)	$135,943	$689,197	$1,098,319	$1,263,064
Cumulative amounts as % of total rate sensitive assets	(8.6)%	4.8%	6.0%	9.1%	6.7%	2.7%
Cumulative ratio	(8.6)%	(3.8)%	2.2%	11.4%	18.1%	20.8%

The static GAP analysis shows that at December 31, 2022, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2022, the Company’s stockholders' equity had decreased approximately $0.7 million, or 0.1%, to $633.2 million from $633.9 million as of December 31, 2021. During 2022, net income contributed $73.0 million to equity before the payment of dividends to stockholders of $17.8 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $150.7 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2022, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,799,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,799,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•
8,378 common shares during 2022
•
9,513 common shares during 2021, and
•
12,921 common shares during 2020

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

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company. Of the $17,830,000 in common stock dividends paid during 2022, $0 or 0.0% was reinvested into shares of common stock of the Company through the DRIP. Approximately $0, $333,000 and $680,000 of common stock was issued through reinvestment of dividends during 2022, 2021, and 2020, respectively. Beginning in mid-2021, shares for dividend reinvestment were purchased in the open market instead of being issued by the Company.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. During 2022, 2021, and 2020, the Company awarded 63,150 and 48,575, and 25,950 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2022, the Company repurchased 10,647 shares (0.05% of common shares) at a total price of approximately $341,000. During 2021, the Company repurchased 7,752 (0.05% of common shares) at a total price of approximately $326,000. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. As of December 31, 2022, approximately $4.1 million remains available for purchase under the repurchase programs. Treasury stock is further affected by activity in the DCP.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2022, 2021, and 2020, 23,055, 11,748, and 11,037 shares, respectively were issued pursuant to ESPP.

Capital Ratios

For 2022, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.5% for the Total Risk-based capital ratio, 8.5% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4.0% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2022, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2022 follows:

	Total Risk- based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	15.20%	12.40%	12.03%	9.68%
First Mid Bank	14.18%	13.17%	13.17%	10.22%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2022, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. At December 31, 2022, the excess collateral at the FHLB would support approximately $582.1 million of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of December 31, 2022, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all of the stock of First Mid Bank and includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2022 and 2021.

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

The following table summarizes significant contractual obligations and other commitments at December 31, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$706,779	$409,987	$233,339	$63,096	$357
Debt	113,917	—	—	3,922	109,995
Other borrowings	686,485	396,454	70,031	150,000	70,000
Operating leases	17,969	2,945	4,817	3,917	6,290
Supplemental retirement	1,798	50	100	150	1,498
	$1,526,948	$809,436	$308,287	$221,085	$188,140

For the year ended December 31, 2022, net cash of $65.8 million was provided from operating activities, $178.7 million was used in investing activities, and $96.7 million was provided by financing activities. In total cash and cash equivalents decreased by $16.2 million from year-end 2021.

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

For the years ended December 31, 2022 and 2021, the Company also had $10 million of floating rate trust preferred securities outstanding through Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6 million of floating rate trust preferred securities from First BancTrust Corporation. See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2022, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2022	Net Interest Income		Return On Average Equity
	($000)	(%)	2022=11.38%
Prime rate is 7.50%
Prime rate increase of:
200 basis points to 9.50%	$(331)	(0.21)%	(0.05)%
100 basis points to 8.50%	36	0.02%	0.01%
Prime rate decrease of:
100 basis points to 6.50%	1,863	1.17%	0.26%
200 basis points to 5.50%	2,044	1.29%	0.28%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2021:

	Increase (Decrease) In
December 31, 2021	Net Interest Income		Return On Average Equity
	($000)	(%)	2021=8.38%
Prime rate is 3.25%
Prime rate increase of:
200 basis points to 5.25%	$4,318	3.07%	0.64%
100 basis points to 4.25%	2,136	1.52%	0.32%
Prime rate decrease of:
100 basis points to 2.25%	(3,733)	(2.65)%	(0.56)%
200 basis points to 1.25%	(8,798)	(6.25)%	(1.33)%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2022 and 2021 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2022	+200 bp	$(30,992)	(3.0)%
	+100 bp	(13,333)	(1.3)%
	-200 bp	16,153	1.6%
	-100 bp	17,371	1.7%

December 31, 2021	+200 bp	$11,491	1.5%
	+100 bp	10,830	1.4%
	-200 bp	(231,797)	(29.6)%
	-100 bp	(96,739)	12.3%

As indicated above, at December 31, 2022, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. At December 31, 2022, the estimated changes in EVE were inside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except share data)	2022	2021
Assets
Cash and due from banks:
Non-interest bearing	$138,412	$90,907
Interest bearing	6,394	76,335
Federal funds sold	7,627	1,360
Cash and cash equivalents	152,433	168,602
Certificates of deposit investments	1,470	2,450
Investment securities:
Available-for-sale, at fair value	1,218,985	1,421,422
Held-to-maturity, at amortized cost (estimated fair value of $2,954 and $7,035 at December 31, 2022 and 2021, respectively)	2,954	7,030
Equity securities, at fair value	311	397
Loans held for sale	338	2,748
Loans	4,825,874	3,992,775
Less allowance for credit losses	(59,093)	(54,655)
Net loans	4,766,781	3,938,120
Interest receivable	28,357	19,868
Other real estate owned	4,261	4,984
Premises and equipment, net	90,473	81,484
Goodwill, net	140,412	111,853
Intangible assets, net	29,485	29,523
Bank owned life insurance	151,756	132,375
Right of use asset	15,774	15,116
Deferred tax asset, net	72,254	7,299
Other assets	68,171	43,311
Total assets	$6,744,215	$5,986,582
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,256,514	$1,246,673
Interest bearing	4,000,487	3,709,813
Total deposits	5,257,001	4,956,486
Repurchase agreements with customers	221,414	146,268
Interest payable	3,346	1,346
FHLB borrowings	465,071	86,446
Junior subordinated debentures, net	19,364	19,195
Subordinated debt, net	94,553	94,400
Lease liability	16,035	15,322
Other liabilities	34,276	33,225
Total liabilities	6,111,060	5,352,688
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 21,091,466 shares in 2022 and 18,708,746 shares in 2021; outstanding 20,452,376 shares in 2022 and 18,080,303 shares in 2021	86,366	76,835
Additional paid-in capital	427,001	340,419
Retained earnings	289,284	234,162
Deferred compensation	2,064	2,517
Accumulated other comprehensive loss	(151,507)	(831)
Less treasury stock at cost, 639,090 shares in 2022 and 628,443 shares in 2021	(20,053)	(19,208)
Total stockholders’ equity	633,155	633,894
Total liabilities and stockholders’ equity	$6,744,215	$5,986,582

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2022, 2021, and 2020

(In thousands, except per share data)	2022	2021	2020
Interest income:
Interest and fees on loans	$185,869	$159,684	$126,814
Interest on investment securities
Taxable	20,595	15,598	11,449
Exempt from federal income tax	8,785	7,318	5,517
Interest on certificates of deposit investments	37	56	84
Interest on federal funds sold	113	—	3
Interest on deposits with other financial institutions	492	357	274
Total interest income	215,891	183,013	144,141
Interest expense:
Interest on deposits	18,813	9,037	12,751
Interest on securities sold under agreements to repurchase	1,795	231	488
Interest on FHLB borrowings	6,184	1,514	1,851
Interest on other borrowings	9	—	26
Interest on junior subordinated debentures	868	541	682
Interest on subordinated debt	3,945	3,939	931
Total interest expense	31,614	15,262	16,729
Net interest income	184,277	167,751	127,412
Provision for loan losses	4,806	15,151	16,103
Net interest income after provision for loan losses	179,471	152,600	111,309
Other income:
Wealth management revenues	22,492	20,407	16,153
Insurance commissions	21,622	18,927	17,477
Service charges	9,112	6,808	5,862
Securities gains, net	33	124	1,106
Mortgage banking revenue, net	1,190	4,718	5,075
ATM / debit card revenue	12,422	11,974	8,962
Bank owned life insurance	3,559	3,039	1,730
Other income	4,252	3,770	3,155
Total other income	74,682	69,767	59,520
Other expense:
Salaries and employee benefits	98,594	89,660	66,452
Net occupancy and equipment expense	24,257	21,546	16,708
Net other real estate owned expense	330	3,866	42
FDIC insurance expense	1,805	1,604	1,309
Amortization of intangible assets	6,290	5,391	5,062
Stationery and supplies	1,295	1,161	1,080
Legal and professional	6,996	6,730	5,427
ATM / debit card expense	4,300	3,116	2,290
Marketing and donations	2,999	3,603	1,616
Other expense	15,995	18,902	11,101
Total other expense	162,861	155,579	111,087
Income before income taxes	91,292	66,788	59,742
Income taxes	18,340	15,298	14,472
Net income	$72,952	$51,490	$45,270
Per share data:
Basic net income per common share	$3.62	$2.88	$2.71
Diluted net income per common share	3.60	2.87	2.70
Cash dividends declared per common share	0.90	0.85	0.81

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Net income	$72,952	$51,490	$45,270
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $61,534, $7,285, and $(3,873) for the years ended December 31, 2022, 2021 and 2020, respectively	(150,653)	(17,838)	9,485
Unamortized holding losses on held to maturity securities transferred from available for sale, net of taxes of $0, $0, and $(15) for December 31, 2022, 2021 and 2020, respectively	—	—	35
Less: reclassification adjustment for realized gains included in net income net of taxes of $10, $36, and $321 for the years ended December 31, 2022, 2021 and 2020, respectively	(23)	(88)	(785)
Other comprehensive income (loss), net of taxes	(150,676)	(17,926)	8,735
Comprehensive income (loss)	$(77,724)	$33,564	$54,005

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022, 2021, and 2020

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Loss	Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	72,952	—	—	—	72,952
Other comprehensive loss, net of tax	—	—	—	—	(150,676)	—	(150,676)
Dividends on common stock ($.90 per share)	—	—	(17,830)	—	—	—	(17,830)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,067 restricted common shares pursuant to the 2017 stock incentive plan	216	2,013	—	—	—	—	2,229
Issuance of 4,950 common shares pursuant to the 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 23,055 common shares pursuant to employee stock purchase plan	92	621	—	—	—	—	713
Issuance of 2,292,270 common shares pursuant to acquisition of Delta Banshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 10,647 treasury shares	—	—	—	—	—	(340)	(340)
Deferred compensation	—	—	—	(2,037)	—	(505)	(2,542)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	185	—	1,584	—	—	1,769
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022, 2021, and 2020

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	51,490	—	—	—	51,490
Other comprehensive loss, net of tax	—	—	—	—	(17,926)	—	(17,926)
Dividends on common stock ($.850 per share)	—	—	(15,054)	—	—	—	(15,054)
Issuance of 8,616 common shares pursuant to the dividend reinvestment plan	32	301	—	—	—	—	333
Issuance of 9,513 common shares pursuant to the deferred compensation plan	38	313	—	—	—	—	351
Issuance of 27,750 restricted common shares pursuant to the 2017 stock incentive plan	111	817	—	—	—	—	928
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(206)	—	—	—	—	(206)
Issuance of 11,748 common shares pursuant to employee stock purchase plan	46	345	—	—	—	—	391
Purchase of 7,752 treasury shares	—	—	—	—	—	(326)	(326)
Deferred compensation	—	—	—	54	—	(54)	—
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,216	—	—	—	—	1,216
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	185	—	(517)	—	—	(332)
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022, 2021, and 2020

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
December 31, 2019	$71,152	$295,925	$166,667	$2,760	$8,360	$(18,255)	$526,609
Cumulative change in accounting principal for adoption of ASU 2016-13	—	—	(717)	—	—	—	(717)
December 31, 2019 (as adjusted for change in accounting principal)	71,152	295,925	165,950	2,760	8,360	(18,255)	525,892
Net income	—	—	45,270	—	—	—	45,270
Other comprehensive income, net of tax	—	—	—	—	8,735	—	8,735
Dividends on common stock ($.810 per share)	—	—	(13,494)	—	—	—	(13,494)
Issuance of 13,804 common shares pursuant to the dividend reinvestment plan	102	578	—	—	—	—	680
Issuance of 12,921 common shares pursuant to the deferred compensation plan	52	313	—	—	—	—	365
Issuance of 24,867 restricted common shares pursuant to the 2017 stock incentive plan	99	758	—	—	—	—	857
Issuance of 11,037 common shares pursuant to employee stock purchase plan	44	201	—	—	—	—	245
Purchase of 6,288 treasury shares	—	—	—	—	—	(213)	(213)
Deferred compensation	—	—	—	360	—	(360)	—
Tax benefit related to deferred compensation distributions	—	22	—	—	—	—	22
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	584	—	—	—	—	584
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(516)	—	—	—	—	(516)
Vested restricted shares/units compensation expense	—	(59)	—	(140)	—	—	(199)
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$72,952	$51,490	$45,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,806	15,151	16,103
Depreciation, amortization and accretion, net	15,060	14,449	11,721
Change in cash surrender value of bank owned life insurance	(3,559)	(3,039)	(1,730)
Stock-based compensation expense	1,802	1,304	774
Operating lease payments	(3,061)	(2,872)	(2,766)
Gains on investment securities, net	(33)	(124)	(1,106)
Losses on sales of other real property owned, net	97	5,725	195
Gain on write down of premises and equipment	—	—	(5)
(Gain) loss on sale of other assets	125	(126)	—
Gains on sale of loans held for sale, net	(1,159)	(4,256)	(5,248)
Deferred income taxes	(2,232)	(3,355)	(4,963)
Decrease (increase) in accrued interest receivable	(6,717)	2,384	(3,710)
Increase (decrease) in accrued interest payable	1,538	(1,812)	327
Origination of loans held for sale	(59,893)	(149,807)	(196,469)
Proceeds from sale of loans held for sale	63,462	153,239	201,613
Gains on equity securities	(1,145)	(499)	(133)
Increase in other assets	(19,537)	(13,719)	(2,045)
Increase in other liabilities	3,318	5,463	5,713
Net cash provided by operating activities	65,824	69,596	63,541

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,225	490	2,910
Purchase of certificates of deposit investments	(245)	(245)	(980)
Proceeds from sales of securities available-for-sale	36,257	611	9,061
Proceeds from maturities of securities available-for-sale	144,734	238,049	324,148
Proceeds from maturities of securities held-to-maturity	5,000	—	55,000
Purchases of securities available-for-sale	(12,754)	(692,234)	(506,458)
Net increase in loans	(416,204)	(32,032)	(445,694)
Purchases of premises and equipment	(5,020)	(3,702)	(2,463)
Proceeds from sales of other real property owned	996	9,503	2,054
Investment in Bank Owned Life Insurance	—	(30,000)	—
Net cash provided by acquisition	67,323	27,061	—
Net cash used in investing activities	(178,688)	(482,499)	(562,422)

Cash flows from financing activities:
Net increase (decrease) in deposits	(259,862)	273,292	775,418
Decrease in federal funds purchased	—	—	(5,000)
Increase (decrease) in repurchase agreements	39,623	(60,669)	(1,172)
Proceeds from FHLB advances	359,745	5,000	19,000
Repayment of FHLB advances	(25,856)	(40,083)	(39,000)
Proceeds from short-term debt	—	—	5,000
Proceeds from long-term debit	—	—	94,253
Repayment of short-term debt	—	—	(5,000)
Proceeds from issuance of common stock	1,244	1,937	610
Direct expenses related to capital transactions	(29)	(206)	—
Purchase of treasury stock	(340)	(326)	(213)
Dividends paid on common stock	(17,830)	(14,721)	(12,814)
Net cash provided by financing activities	96,695	164,224	831,082
Increase (decrease) in cash and cash equivalents	(16,169)	(248,679)	332,201
Cash and cash equivalents at beginning of period	168,602	417,281	85,080
Cash and cash equivalents at end of period	$152,433	$168,602	$417,281

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$29,614	$16,261	$16,645
Income taxes	22,988	18,966	18,624
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$383	$249	$783
Fixed assets transferred to other real estate	—	3,971	—
Initial recognition of right-of-use assets	715	—	—
Initial recognition of lease liabilities	715	—	—
Dividends reinvested in common stock	—	333	680
Net tax benefit related to option and deferred compensation plans	—	—	22
Supplemental disclosure of purchase of capital stock
Fair value of assets acquired	$750,063	$1,170,699
Consideration paid:
Cash paid	15,150	103,500
Common stock issued	92,172	44,191
Total consideration paid	107,322	147,691
Fair value of liabilities assumed	$642,741	$1,023,008

See accompanying notes to consolidated financial statements.

First Mid Bancshares, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”) and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2022 presentation and there was no impact on net income or stockholders’ equity from these reclassifications. The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Acquisitions

Delta Bancshares Company. On July 28, 2021, the Company and Brock Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Delta Merger Sub”), entered into an Agreement and Plan of Merger (the “Delta Merger Agreement”) with Delta Bancshares Company, a Missouri corporation (“Delta”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Delta pursuant to a business combination whereby Delta will merge with and into Delta Merger Sub, whereupon the separate corporate existence of Delta will cease and Delta Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Delta Merger”). The Delta Merger was completed on February 14, 2022.

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

Delta's wholly owned bank subsidiary, Jefferson Bank, was merged with and into First Mid Bank on June 10, 2022. At the time of the bank merger, Jefferson Bank's banking offices became branches of First Mid Bank.

LINCO Bancshares, Inc. On September 25, 2020, the Company and Eval Sub Inc., a wholly owned subsidiary of the Company ("LINCO Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., the former parent of Providence Bank ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby LINCO Merger Sub merged with and into LINCO, whereupon the separate corporate existence of LINCO Merger Sub ceased and LINCO continued as the surviving company and a wholly owned subsidiary of the Company (the "LINCO Merger").

Subject to the terms and conditions of the LINCO Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and become the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the LINCO Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock, provided that the shareholders of LINCO collectively elected pursuant to the LINCO Merger Agreement to receive varying amounts of cash or shares of common stock of the Company as consideration in the Merger. In addition, immediately prior to the closing of the LINCO merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company obtained an independent evaluation of its goodwill as of June 30, 2020 and also performed its annual testing of goodwill for impairment as of September 30, 2022 and each time determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and carried at cost.

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

Wealth Management Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. First Mid Wealth Management Company managed assets totaling $5.3 billion and $5.1 billion at December 31, 2022 and 2021, respectively.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. The Company awarded 63,150, 48,575 and 25,950 shares during 2022, 2021, and 2020, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2022, 2021, and 2020, 23,055, 11,748 and 11,037 shares, respectively were issued pursuant to the ESPP.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2022 substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of December 31, 2022 and 2021 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2022
Net unrealized losses on securities available-for-sale	$(213,387)
Tax benefit	61,880
Balance at December 31, 2022	$(151,507)
December 31, 2021
Net unrealized losses on securities available-for-sale	$(1,170)
Tax benefit	339
Balance at December 31, 2021	$(831)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the years ended December 31, 2022, 2021, and 2020, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2022	2021	2020	Statements of Income
Realized gains on available-for-sale securities	$33	$124	$1,106	Securities gains, net (total reclassified amount before tax)
	(10)	(36)	(321)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$23	$88	$785	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Basic net income per common share available to common stockholders:
Net income available to common stockholders	72,952,000	51,490,000	45,270,000
Weighted average common shares outstanding	20,169,077	17,886,998	16,716,880
Basic earnings per common share	$3.62	$2.88	$2.71
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$72,952,000	$51,490,000	$45,270,000
Weighted average common shares outstanding	20,169,077	17,886,998	16,716,880
Dilutive potential common shares:
Restricted stock awarded	74,558	52,009	45,976
Dilutive potential common shares	74,558	52,009	45,976
Diluted weighted average common shares outstanding	20,243,635	17,939,007	16,762,856
Diluted earnings per common share	$3.60	$2.87	$2.70

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2022, 2021, and 2020.

Note 3 -- Cash and Due from Banks

At December 31, 2022, the Company's cash accounts exceeded federal insurance limits by $35.9 million. There have been no losses on these accounts.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2022 and 2021 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$—	$(32,407)	$220,527
Obligations of states and political subdivisions	347,409	134	(59,845)	287,698
Mortgage-backed securities: GSE residential	744,636	3	(116,759)	627,880
Other securities	87,393	6	(4,519)	82,880
Total available-for-sale	$1,432,372	$143	$(213,530)	$1,218,985
Held-to-maturity:
Other securities	$2,954	$—	$—	$2,954
Total held-to-maturity	$2,954	$—	$—	$2,954
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$208,598	$80	$(4,863)	$203,815
Obligations of states and political subdivisions	383,991	12,123	(657)	395,457
Mortgage-backed securities: GSE residential	799,456	4,292	(12,710)	791,038
Other securities	30,546	671	(105)	31,112
Total available-for-sale	$1,422,591	$17,166	$(18,335)	$1,421,422
Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,001	$5	$—	$5,006
Other securities	2,029	—	—	2,029
Total held-to-maturity	$7,030	$5	$—	$7,035

The Company also had $311,000 and $397,000 of equity securities, at fair value, as of December 31, 2022 and 2021, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2022, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Proceeds from sales	$36,257	$611	$9,061
Gross gains	202	124	1,132
Gross losses	(169)	—	(26)
Income tax expense	(10)	36	321

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2022 and the weighted average yield for each range of maturities (dollars in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$161,688	$49,187	$9,652	$—	$220,527
Obligations of state and political subdivisions	19,446	76,847	190,232	1,173	287,698
Mortgage-backed securities: GSE residential	4,762	97,333	524,164	1,621	627,880
Other securities	20,636	60,533	1,711	—	82,880
Total available-for-sale	$206,532	$283,900	$725,759	$2,794	$1,218,985
Weighted average yield	1.56%	2.44%	1.75%	2.92%	1.87%
Full tax equivalent yield	1.66%	2.70%	1.92%	3.44%	2.05%
Held-to-maturity:
Other securities	$—	$—	$—	$2,954	$2,954
Total held-to-maturity	$—	$—	$—	$2,954	$2,954
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2022. Investment securities carried at approximately $770 million and $590 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2022 and 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,007	$(3,493)	$163,520	$(28,914)	$220,527	$(32,407)
Obligations of states and political subdivisions	220,102	(43,221)	45,419	(16,624)	265,521	(59,845)
Mortgage-backed securities: GSE residential	165,966	(19,859)	461,446	(96,900)	627,412	(116,759)
Other securities	64,676	(3,675)	6,698	(844)	71,374	(4,519)
Total	$507,751	$(70,248)	$677,083	$(143,282)	$1,184,834	$(213,530)
December 31, 2021
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,316	$(1,927)	$139,846	$(2,936)	$188,162	$(4,863)
Obligations of states and political subdivisions	61,535	(657)	—	—	61,535	(657)
Mortgage-backed securities: GSE residential	562,699	(11,019)	46,504	(1,691)	609,203	(12,710)
Other securities	7,976	(105)	—	—	7,976	(105)
Total	$680,526	$(13,708)	$186,350	$(4,627)	$866,876	$(18,335)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2022, there were sixteen available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $163.5 million and unrealized losses of $28.9 million in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were six available-for-sale securities with a fair value of $139.8 million and unrealized losses of $2.9 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more at December 31, 2022 or 2021.

Obligations of states and political subdivisions. At December 31, 2022 there were thirty-six obligations of states and political subdivisions with fair value of $45.4 million and unrealized losses of $16.6 million in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2022 there were ninety-one mortgage-backed securities with a fair value of $461.4 million and unrealized losses of $96.9 million in a continuous unrealized loss position for twelve months or more. At December 31, 2021, there were fifteen mortgage-backed security with a fair value of $46.5 million and unrealized losses of $1.7 million in a continuous unrealized loss position for twelve months or more.

Other securities. At December 31, 2022 there were five other securities with fair value of $6.7 million and unrealized losses of $0.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2021 there were no other securities in a continuous unrealized loss position for twelve months or more.

Maturities of investment securities were as follows at December 31, 2022 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$228,998	$201,770
Due after one-five years	203,048	186,567
Due after five-ten years	254,473	201,595
Due after ten years	1,217	1,173
	687,736	591,105
Mortgage-backed securities: GSE residential	744,636	627,880
Total available-for-sale	$1,432,372	$1,218,985
Held-to-maturity:
Due in one year or less	$—	$—
Due after ten years	2,954	2,954
Total held-to-maturity	$2,954	$2,954

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2022 and 2021 follows (in thousands):

	2022	2021
Construction and land development	$144,387	$145,156
Agricultural real estate	410,790	279,001
1-4 family residential properties	440,018	399,932
Multifamily residential properties	295,073	298,974
Commercial real estate	2,036,243	1,666,764
Loans secured by real estate	3,326,511	2,789,827
Agricultural loans	166,695	151,344
Commercial and industrial loans	1,085,004	834,061
Consumer loans	97,730	78,538
All other loans	159,499	143,738
Gross loans	4,835,439	3,997,508
Less: Loans held for sale	338	2,748
	4,835,101	3,994,760
Less:
Net deferred loan fees, premiums and discounts	9,227	1,985
Allowance for credit losses	59,093	54,655
Net loans	$4,766,781	$3,938,120

Net loans increased $828.7 million as of December 31, 2022 compared to December 31, 2021. Of this increase, approximately $426.4 million were loans acquired from Jefferson Bank. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $23.0 million and $14.7 million at December 31, 2022 and 2021, respectively.

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

During 2022, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan pool.

Construction and Land Development Loans. Historical losses and adversely classifieds in this segment remained very low. Past dues also remained low and stable compared to last year. Given the increasing uncertainty regarding the potential for a recession, the qualitative factor for this segment was increased slightly.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Adversely classified balances and past dues improved in 2022. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There was a slight decrease to the qualitative factor for this segment.

1- 4 Family Residential Properties Loans. This loan segment has remained stable throughout the last several years even with the uncertainty created from COVID 19 and the subsequent governmental actions to provide support. Both adversely classifieds and past dues improved during the year. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment have not changed.

Commercial Real Estate Loans. This is the largest segment of loans in the portfolio and carries the largest balance of allowance for credit losses. For 2022, adversely classified balances and past dues improved. However, the economic uncertainty increased and drove the qualitative factors on both non-owner occupied and owner-occupied loans to be increased slightly.

Agricultural Loans. Losses in this segment are very low. Adversely classified balances and past dues decreased. Commodity prices have been elevated and yields have been strong. The qualitative factor of this segment was decreased slightly.

Commercial and Industrial Loans. This segment carries the second largest balance of allowance for credit losses for the Company. During the year, adversely classified balances increased, while past dues decreased. Due to the increase in the adversely classifieds and the increased economic uncertainty, the qualitative factor for this segment was increased slightly.

Consumer Loans. This segment represents the smallest portion of the Company's loan portfolio. During the year, adversely classified loans decreased, while past dues increased. Due to the increase in past due and the increased economic uncertainty, the qualitative factor for this segment was increased slightly.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022, 2021, and 2020 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Twelve months ended December 31, 2022
Beginning Balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	137	176	1,241	1,462	(359)	2,135	14	4,806
Loans charged off	2	—	191	414	93	870	1,380	2,950
Recoveries collected	100	—	359	385	54	208	613	1,719
Ending balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093

Twelve months ended December 31, 2021
Beginning Balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

Twelve months ended December 31, 2020
Beginning Balance (prior to adoption of ASC 326)	$1,146	$1,093	$1,386	$11,198	$1,386	$9,273	$1,429	$26,911
Impact of adopting ASC 326	(113)	230	756	541	(363)	155	466	1,672
Provision for credit loss expense	646	(239)	274	8,581	503	5,869	469	16,103
Loans charged off	13	—	393	829	—	1,991	618	3,844
Recoveries collected	—	—	299	169	—	179	421	1,068
Ending balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to time frames established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2022 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$449	$—	$—	$449	$221
Agricultural real estate	—	—	16	16	—
1-4 family residential properties	1,085	144	—	1,229	58
Multifamily residential properties	660	—	—	660	—
Commercial real estate	8,442	647	—	9,089	459
Loans secured by real estate	10,636	791	16	11,443	738
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	196	349	—	545	—
Consumer loans	—	—	1	1	—
All other loans	—	—	—	—	—
Total loans	$10,832	$1,140	$17	$11,989	$738

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Construction and land development loans
Pass	$63,846	$39,790	$12,558	$15,787	$1,210	$10,601	$—	$143,792
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	458	—	472
Total	$63,846	$39,790	$12,558	$15,801	$1,210	$11,059	$—	$144,264
Agricultural real estate loans
Pass	$171,833	$67,115	$58,283	$23,820	$27,573	$52,799	$—	$401,423
Special mention	1,123	—	490	1,240	273	3,121	—	6,247
Substandard	—	—	—	—	1,383	1,274	—	2,657
Total	$172,956	$67,115	$58,773	$25,060	$29,229	$57,194	$—	$410,327
1-4 family residential property loans
Pass	$94,377	$86,717	$78,977	$27,580	$30,809	$63,050	$43,722	$425,232
Special mention	169	218	1	44	238	1,000	—	1,670
Substandard	1,060	566	529	295	2,749	8,079	—	13,278
Total	$95,606	$87,501	$79,507	$27,919	$33,796	$72,129	$43,722	$440,180
Commercial real estate loans
Pass	$558,921	$509,614	$319,049	$239,564	$211,505	$453,076	$—	$2,291,729
Special mention	2,187	1,287	769	1,508	952	8,503	—	15,206
Substandard	3,783	478	794	873	5,394	6,100	—	17,422
Total	$564,891	$511,379	$320,612	$241,945	$217,851	$467,679	$—	$2,324,357
Agricultural loans
Pass	$137,327	$18,783	$3,433	$3,918	$915	$254	$—	$164,630
Special mention	1,178	—	—	756	66	109	—	2,109
Substandard	53	—	—	46	—	—	—	99
Total	$138,558	$18,783	$3,433	$4,720	$981	$363	$—	$166,838
Commercial and industrial loans
Pass	$450,001	$226,038	$172,208	$63,906	$61,929	$247,404	$—	$1,221,486
Special mention	469	640	10,095	570	7,280	158	—	19,212
Substandard	346	418	184	35	157	633	—	1,773
Total	$450,816	$227,096	$182,487	$64,511	$69,366	$248,195	$—	$1,242,471
Consumer loans
Pass	$48,600	$21,088	$12,101	$7,968	$1,945	$5,630	$—	$97,332
Special mention	—	18	1	—	5	—	—	24
Substandard	69	246	3	43	52	6	—	419
Total	$48,669	$21,352	$12,105	$8,011	$2,002	$5,636	$—	$97,775
Total loans
Pass	$1,524,905	$969,145	$656,609	$382,543	$335,886	$832,814	$43,722	$4,745,624
Special mention	5,126	2,163	11,356	4,118	8,814	12,891	—	44,468
Substandard	5,311	1,708	1,510	1,306	9,735	16,550	—	36,120
Total	$1,535,342	$973,016	$669,475	$387,967	$354,435	$862,255	$43,722	$4,826,212

	Term Loans by Origination Year						Revolving
Risk rating	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021
Construction and land development loans
Pass	$38,656	$34,774	$23,505	$34,358	$3,760	$9,433	$—	$144,486
Special mention	110	—	—	—	—	—	—	110
Substandard	—	—	—	483	—	39	—	522
Total	$38,766	$34,774	$23,505	$34,841	$3,760	$9,472	$—	$145,118
Agricultural real estate loans
Pass	$78,793	$64,159	$25,713	$30,203	$12,142	$54,808	$—	$265,818
Special mention	872	259	4,028	384	69	6,087	—	11,699
Substandard	—	—	392	187	57	1,119	—	1,755
Total	$79,665	$64,418	$30,133	$30,774	$12,268	$62,014	$—	$279,272
1-4 family residential property loans
Pass	$78,889	$94,404	$35,554	$44,248	$30,735	$52,131	$42,800	$378,761
Special mention	234	—	1,934	499	2,601	1,196	41	6,505
Substandard	355	496	1,534	1,302	3,458	7,250	652	15,047
Total	$79,478	$94,900	$39,022	$46,049	$36,794	$60,577	$43,493	$400,313
Commercial real estate loans
Pass	$568,200	$417,334	$299,973	$174,448	$150,811	$304,585	$—	$1,915,351
Special mention	3,185	1,206	1,836	1,295	10,609	8,632	—	26,763
Substandard	2,007	714	6,242	1,179	4,646	8,238	—	23,026
Total	$573,392	$419,254	$308,051	$176,922	$166,066	$321,455	$—	$1,965,140
Agricultural loans
Pass	$105,378	$17,903	$5,612	$2,822	$924	$1,316	$—	$133,955
Special mention	13,725	436	2,648	150	13	64	—	17,036
Substandard	350	18	—	—	—	125	—	493
Total	$119,453	$18,357	$8,260	$2,972	$937	$1,505	$—	$151,484
Commercial and industrial loans
Pass	$279,814	$167,662	$119,702	$76,022	$22,888	$302,962	$—	$969,050
Special mention	613	399	1,463	182	477	819	—	3,953
Substandard	506	34	133	621	24	1,433	—	2,751
Total	$280,933	$168,095	$121,298	$76,825	$23,389	$305,214	$—	$975,754
Consumer loans
Pass	$27,948	$19,033	$16,978	$5,505	$4,297	$1,244	$—	$75,005
Special mention	68	54	38	9	—	—	—	169
Substandard	585	58	308	678	43	1,596	—	3,268
Total	$28,601	$19,145	$17,324	$6,192	$4,340	$2,840	$—	$78,442
Total loans
Pass	$1,177,678	$815,269	$527,037	$367,606	$225,557	$726,479	$42,800	$3,882,426
Special mention	18,807	2,354	11,947	2,519	13,769	16,798	41	66,235
Substandard	3,803	1,320	8,609	4,450	8,228	19,800	652	46,862
Total	$1,200,288	$818,943	$547,593	$374,575	$247,554	$763,077	$43,493	$3,995,523

The following table presents the Company’s loan portfolio aging analysis at December 31, 2022 and 2021 (in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2022
Construction and land development	$20	$14	$449	$483	$143,781	$144,264	$—
Agricultural real estate	20	6	1	27	410,300	410,327	—
1-4 family residential properties	1,706	1,092	896	3,694	436,486	440,180	—
Multifamily residential properties	—	—	548	548	293,798	294,346	—
Commercial real estate	494	205	3,654	4,353	2,025,658	2,030,011	—
Loans secured by real estate	2,240	1,317	5,548	9,105	3,310,023	3,319,128	—
Agricultural loans	—	53	29	82	166,756	166,838	—
Commercial and industrial loans	716	24	854	1,594	1,081,366	1,082,960	—
Consumer loans	326	195	278	799	96,976	97,775	—
All other loans	—	—	—	—	159,511	159,511	—
Total loans	$3,282	$1,589	$6,709	$11,580	$4,814,632	$4,826,212	$—
December 31, 2021
Construction and land development	$159	$199	$203	$561	$144,557	$145,118	$—
Agricultural real estate	—	222	1	223	279,049	279,272	—
1-4 family residential properties	2,532	914	2,012	5,458	394,855	400,313	—
Multifamily residential properties	—	—	1,676	1,676	297,266	298,942	—
Commercial real estate	8,930	640	2,484	12,054	1,654,144	1,666,198	—
Loans secured by real estate	11,621	1,975	6,376	19,972	2,769,871	2,789,843	—
Agricultural loans	—	10	588	598	150,886	151,484	—
Commercial and industrial loans	381	302	1,156	1,839	830,169	832,008	—
Consumer loans	388	47	118	553	77,889	78,442	—
All other loans	1,854	—	—	1,854	141,892	143,746	—
Total loans	$14,244	$2,334	$8,238	$24,816	$3,970,707	$3,995,523	$—

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

Nonaccrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2022 and December 31, 2021 (in thousands). This table excludes performing purchased credit deteriorated loans and performing troubled debt restructurings.

	2022		2021
	Nonaccrual with no Allowance for		Nonaccrual with no Allowance for
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$14	$14	$25	$25
Agricultural real estate	1,258	1,258	237	336
1-4 family residential properties	4,532	4,943	5,252	5,252
Multifamily residential properties	672	672	1,982	1,982
Commercial real estate	7,640	7,640	7,554	7,920
Loans secured by real estate	14,116	14,527	15,050	15,515
Agricultural loans	57	57	560	560
Commercial and industrial loans	1,098	1,098	936	1,851
Consumer loans	274	274	179	179
Total loans	$15,545	$15,956	$16,725	$18,105

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $16.0 million and $18.1 million at December 31, 2022 and 2021, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $103,000, $308,000 and $921,000 in 2022, 2021, and 2020, respectively.

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

Troubled Debt Restructuring

The balance of troubled debt restructurings ("TDRs") at December 31, 2022 and 2021 was $5.1 million and $5.8 million, respectively. Approximately $0.5 million and $0.8 million in specific reserves were established with respect to these loans as of December 31, 2022 and 2021, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan. There was no significant change between pre- and post-modification balances.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2022 and 2021 (in thousands).

Troubled debt restructurings:	2022	2021
Agricultural real estate	$351	$245
1-4 family residential properties	1,165	1,353
Commercial real estate	2,919	3,355
Loans secured by real estate	4,435	4,953
Agricultural loans	—	228
Commercial and industrial loans	591	479
Consumer loans	38	109
All other loans	—	23
Total	$5,064	$5,792
Performing troubled debt restructurings:
Agricultural real estate	$233	$245
1-4 family residential properties	846	882
Commercial real estate	1,939	2,552
Loans secured by real estate	3,018	3,679
Commercial and industrial loans	159	179
Consumer loans	37	50
All other loans	—	23
Total	$3,214	$3,931

The following table presents loans modified as TDRs during the years ended December 31, 2022 and 2021 as a result of various modified loan factors (dollars in thousands). The change in the recorded investment from pre-modification to post-modification was not material.

	December 31, 2022		December 31, 2021
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Agricultural real estate	2	$97	1	$245
1-4 family residential properties	4	422	1	183
Commercial real estate	2	196	1	679
Loans secured by real estate	8	715	3	1,107
Commercial and industrial loans	4	325	2	254
Consumer loans	—	—	4	50
All other loans	—	—	1	23
Total	12	$1,040	10	$1,434

A loan is considered to be in payment default once it is ninety days past due under the modified terms. There was two loans modified as troubled debt restructurings during the prior twelve months that experienced defaults for years ended December 31, 2022 There was one loan modified as troubled debt restructuring during 2021.

At December 31, 2022 and 2021, the balance of real estate owned include $4.3 million and $5.0 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2022 and 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $425,000 and $411,000.

Purchased Credit Deteriorated (PCD) Loans

During 2022 and 2021, the Company acquired loans from Delta and LINCO, respectively, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

	Delta Acquisition	LINCO Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$18,796	$64,647
Allowance for credit losses at acquisition	(863)	(2,074)
Non-credit discount/(premium) at acquisition	(523)	(187)
Fair value of purchased credit deteriorated loans at acquisition	$17,410	$62,386

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2022 and 2021 consisted of (in thousands):

	2022	2021
Land	$27,982	$22,682
Buildings and improvements	68,345	67,225
Furniture and equipment	25,498	25,747
Leasehold improvements	4,676	4,736
Construction in progress	1,538	394
Subtotal	128,039	120,784
Accumulated depreciation and amortization	37,566	39,300
Total	$90,473	$81,484

Depreciation and amortization expense was $4.9 million, $4.4 million, and $3.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2022 and 2021 (in thousands):

	2022		2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill	$144,172	$3,760	$115,613	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	28,432	39,435	24,085
Customer list intangibles	20,782	8,551	20,561	6,808
	$213,324	$43,758	$178,624	$37,668

Goodwill of $28.6 million was recorded for the acquisition and merger of Delta Bancshares Company during the first quarter of 2022. All this goodwill was assigned to the banking unit of the Company.

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

The following table provides a reconciliation of the purchase price paid for the acquisition of Delta and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$29,791
Less purchase accounting adjustments:
Fair value of securities	(2,836)
Fair value of loans, net	(3,399)
Fair value of premises and equipment	3,508
Fair value of time deposits	(1,759)
Fair value of FHLB advances	(75)
Core deposit intangible	5,920
Other assets	(570)
Other liabilities	444
		1,233
Resulting goodwill from acquisition		$28,558

The unpaid principal balance of mortgage loans serviced for others was $73.6 million and $90.2 million at December 31, 2022 and 2021, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance	$420	$516
Valuation recovery	108	544
Mortgage servicing rights amortized	(200)	(629)
I/O strip	3	(11)
Ending balance	$331	$420

Total amortization expense for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	2022	2021	2020
Core deposit intangibles	$4,347	$3,176	$3,164
Customer list intangibles	1,743	1,586	1,305
Mortgage servicing rights	200	629	593
	$6,290	$5,391	$5,062

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/23	$5,878
For year ended 12/31/24	5,371
For year ended 12/31/25	4,736
For year ended 12/31/26	3,835
For year ended 12/31/27	3,254

In accordance with the provisions of SFAS 142 ”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2022 and 2021, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The weighted average amortization period for core deposit, customer lists and total intangibles was 3.23, 4.12 and 3.60 respectively, at December 31, 2022.

Note 8 – Deposits

As of December 31, 2022 and 2021, deposits consisted of the following (in thousands):

	2022	2021
Demand deposits:
Non-interest bearing	$1,256,514	$1,246,673
Interest-bearing	1,389,283	1,452,765
Savings	636,699	626,523
Money market	1,267,726	1,068,473
Time deposits	706,779	562,052
Total deposits	$5,257,001	$4,956,486

Total interest expense on deposits for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	2022	2021	2020
Interest-bearing demand	$4,315	$1,547	$1,462
Savings	570	487	426
Money market	9,394	2,711	2,270
Time deposits	4,534	4,292	8,593
Total	$18,813	$9,037	$12,751

As of December 31, 2022, 2021, and 2020, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2022	2021	2020
Time deposit balances in denominations of more than $250,000	$138,056	$117,887	$98,277

The following table shows the amount of maturities for all time deposits as of December 31, 2022 (in thousands):

Less than 1 year	$409,987
1 year to 2 years	200,771
2 years to 3 years	32,568
3 years to 4 years	15,970
4 years to 5 years	47,126
Over 5 years	357
Total	$706,779

In 2022 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $319.4 million and $291.4 million in various checking accounts and time deposits as of December 31, 2022 and 2021, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2022 and 2021 borrowings consisted of the following (in thousands):

	2022	2021
Securities sold under agreements to repurchase	$221,414	$146,268
Federal Home Loan Bank-overnight	65,000	—
Federal Home Loan Bank (FHLB) fixed-term advances	400,071	86,446
Subordinated debt	94,553	94,400
Junior subordinated debentures	19,364	19,195
Total	$800,402	$346,309

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2022 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures
2023	$175,000	$—	$—
2024	60,000	—	—
2025	9,747	—	4,124
2026	150,000	—	—
2027	—	—	—
Thereafter	70,000	96,000	16,496
	464,747	96,000	20,620
Unamortized discount	324	(1,447)	(1,256)
	$465,071	$94,553	$19,364

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2022 the advances totaling $464.7 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$5,000,000	8.0	2.40%	January 9, 2023
35,000,000	0.5	4.22%	March 31, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
25,000,000	0.75	4.34%	June 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
50,000,000	4.0	2.98%	December 8, 2027
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
50,000,000	10.0	2.77%	December 13, 2032
65,000,000	overnight	4.31%	January 1, 2023

Securities sold under agreements to repurchase were $221.4 million at December 31, 2022, an increase of $75.1 million from $146.3 million at December 31, 2021 primarily due to seasonal cash needs of customers. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.30%.

(In thousands)	2022	2021	2020
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$257,061	$212,503	$350,288
Average amount outstanding for the year	202,242	173,762	219,298

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2022	December 31, 2021
US Treasury securities and obligations of U.S. government corporations and agencies	$47,775	$53,782
Mortgage-backed securities: GSE: residential	173,639	92,486
Total	$221,414	$146,268

At December 31, 2022, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 8, 2022 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2022 and 2021.

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

The Company had approximately $1.4 million of costs, including a debt issuance discount of $1.2 million in connection with the debt issuance. This expense is being amortized to interest expense over the life of the notes. At December 31, 2022, the recorded balance of subordinated notes was $94.6 million.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (6.37% and 1.80% at December 31, 2022 and 2021). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (6.47% and 2.05% at December 31, 2022 and 2021, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (6.62% and 1.90% at December 31, 2022 and 2021, respectively) and resets quarterly.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2022 and 2021, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2022 and 2021, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2022, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)
Company	$801,966	15.20%	$554,164	>10.50%	N/A	N/A
First Mid Bank	745,624	14.18%	552,161	>10.50%	$525,868	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	654,453	12.40%	448,609	> 8.50	N/A	N/A
First Mid Bank	692,664	13.17%	446,987	> 8.50	420,694	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	635,089	12.03%	369,442	> 7.00	N/A	N/A
First Mid Bank	692,664	13.17%	368,107	> 7.00	341,814	> 6.50
Tier 1 capital (to average assets)
Company	654,453	9.68%	268,875	> 4.00	N/A	N/A
First Mid Bank	692,664	10.22%	270,990	> 4.00	338,738	> 5.00

December 31, 2021
Total capital (to risk-weighted assets)
Company	$674,310	15.79%	$448,344	>10.50%	N/A	N/A
First Mid Bank	624,150	14.67%	446,711	>10.50%	$425,439	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	534,277	12.51%	362,945	> 8.50	N/A	N/A
First Mid Bank	578,517	13.60%	361,623	> 8.50	340,351	> 8.00
Common equity tier 1 capital (to risk-weighted assets)
Company	515,082	12.06%	298,896	> 7.00	N/A	N/A
First Mid Bank	578,517	13.60%	297,807	> 7.00	276,535	> 6.50
Tier 1 capital (to average assets)
Company	534,277	9.05%	236,151	> 4.00	N/A	N/A
First Mid Bank	578,517	9.83%	235,337	> 4.00	294,171	> 5.00

The Company's risk-weighted assets, capital and capital ratios for December 31, 2022 and 2021 were computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods were computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2022 and 2021, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2022 and 2021 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$220,527	$—	$220,527	$—
Obligations of states and political subdivisions	287,698	—	287,698	—
Mortgage-backed securities	627,880	—	627,880	—
Other securities	82,880	—	73,630	9,250
Total available-for-sale securities	1,218,985	—	1,209,735	9,250
Equity securities	311	311	—	—
Derivative assets: interest rate swaps	4,253	—	4,253	—
Total assets	$1,223,549	$311	$1,213,988	$9,250

Derivative liabilities: interest swaps	$3,100	$—	$3,100	$—

December 31, 2021
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,815	$—	$203,815	$—
Obligations of states and political subdivisions	395,457	—	395,358	99
Mortgage-backed securities	791,038	—	791,038	—
Other securities	31,112	—	31,112	—
Total available-for-sale securities	1,421,422	—	1,421,323	99
Equity securities	397	397	-	—
Derivative assets: interest rate swaps	809	—	809	—
Total assets	$1,422,628	$397	$1,422,132	$99

Derivative liabilities: interest swaps	$1,476	$—	$1,476	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	Obligations of State and Political Subdivisions	Other	Total
December 31, 2022
Beginning balance	$99	$—	$99
Transfers into Level 3	—	9,250	9,250
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(99)	—	(99)
Ending balance	$—	$9,250	$9,250
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

December 31, 2021
Beginning balance	$794	$—	$794
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	3	—	3
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(698)	—	(698)
Ending balance	$99	$—	$99
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2022 was $3.3 million and a fair value of $2.5 million resulting in specific loss exposures of $0.8 million. As of December 31, 2021, the total carrying amount of loans for which a change specific allowance has occurred was $8.0 million. These loans had a fair value of $6.8 million which resulted in specific loss exposures of $1.2 million.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2022 was $4.3 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0. The total carrying amount of other real estate owned as of December 31, 2021 was $5.0 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $2.1 million.

Mortgage Servicing Rights

As of December 31, 2022, mortgage servicing rights had a carrying value of $0 and a fair value of $0 resulting in a valuation reserve of $0. As of December 31, 2021, mortgage servicing rights had a carrying value of $468,000 and a fair value of $420,000 resulting in a valuation reserve of $48,000. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Collateral dependent loans	$2,548	$—	$—	$2,548
Foreclosed assets held for sale	—	—	—	—
December 31, 2021
Collateral dependent loans	$6,750	$—	$—	$6,750
Foreclosed assets held for sale	2,068	—	—	2,068
Mortgage servicing rights	420	—	—	420

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2022.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,548	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	—	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	#REF!	Third party valuations	PSA standard prepayment model rate	128 -437	(137)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2021.

	Fair Value	Valuation
	(in thousands)	Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,750	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	2,068	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)
Mortgage servicing rights	420	Third party valuations	PSA standard prepayment model rate	205 -513	(273)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets
Cash and due from banks	$144,806	$144,806	$144,806	$—	$—
Federal funds sold	7,627	7,627	7,627	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,218,986	1,218,986	—	1,209,736	9,250
Held-to-maturity securities	2,954	2,954	2,954	—	—
Equity securities	311	311	311	—	—
Loans held for sale	338	338	—	338	—
Loans net of allowance for credit losses	4,766,781	4,460,661	—	—	4,460,661
Interest receivable	28,357	28,357	—	28,357	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	18,440	18,440	—	18,440	—
Financial liabilities
Deposits	$5,257,001	$5,257,748	$—	$4,550,222	$707,526
Securities sold under agreements to repurchase	221,414	221,260	—	221,260	—
Interest payable	3,346	3,346	—	3,346	—
Federal Home Loan Bank borrowings	465,071	459,327	—	459,327	—
Subordinated debentures	94,553	87,977	—	87,977	—
Junior subordinated debentures	19,364	17,164	—	17,164	—

December 31, 2021
Financial assets
Cash and due from banks	$167,242	$167,242	$167,242	$—	$—
Federal funds sold	1,360	1,360	1,360	—	—
Certificates of deposit investments	2,450	2,450	—	2,450	—
Available-for-sale securities	1,421,422	1,421,422	—	1,421,323	99
Held-to-maturity securities	7,030	7,034	2,029	5,005	—
Equity securities	397	397	397	—	—
Loans held for sale	2,748	2,748	—	2,748	—
Loans net of allowance for credit losses	3,938,120	3,889,870	—	—	3,889,870
Interest receivable	19,868	19,868	—	19,868	—
Federal Reserve Bank stock	13,845	13,845	—	13,845	—
Federal Home Loan Bank stock	6,484	6,484	—	6,484	—
Financial liabilities
Deposits	$4,956,486	$4,956,738	$—	$4,394,434	$562,304
Securities sold under agreements to repurchase	146,268	146,274	—	146,274	—
Interest payable	1,346	1,346	—	1,346	—
Federal Home Loan Bank borrowings	86,446	86,248	—	86,248	—
Subordinated debentures	94,400	94,400	—	94,400	—
Junior subordinated debentures	19,195	15,012	—	15,012	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2022, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $4,799,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $4,799,000 as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2022 and 2021, the Company issued 8,378 common shares and 9,513 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2022 and 2021.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. All previously issued, unexercised options expired on December 16, 2018. The Company awarded 63,150, 48,575 and 25,950 shares (under the 2017 Stock Incentive Plan) during 2022, 2021, and 2020, respectively, as stock and stock unit awards.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Stock and stock unit awards:
Pre-tax compensation expense	$1,874	$1,304	$774
Income tax benefit	(394)	(274)	(163)
Total share-based compensation expense, net of income taxes	$1,480	$1,030	$611

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	62,040	$34.27	42,220	$34.62	37,908	$35.49
Granted	63,150	41.07	48,575	34.42	25,950	34.46
Vested	(40,759)	38.20	(28,355)	35.02	(21,305)	35.99
Forfeited	(2,383)	(39.35)	(400)	(34.34)	(333)	(33.31)
Nonvested, end of year	82,048	$37.41	62,040	$34.27	42,220	$34.62
Fair value of shares vested		$1,556,870		$993,094		$766,774

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2022, 2021, and 2020, there was $2.6 million, $1.7 million, and $1.2 million, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees, which provides a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $3.9 million, $3.6 million and $2.6 million in 2022, 2021, and 2020, respectively. The Company also has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a senior officer that retired December 31, 2013. Total expense under this agreement amounted to $24,000, $27,000 and $28,000 in 2022, 2021, and 2020 respectively. The current liability recorded for this agreement was $394,000 and $419,000, as of December 31, 2022 and 2021, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
Current
Federal	$14,401	$12,269	$12,315
State	6,171	6,384	7,120
Total current	20,572	18,653	19,435
Deferred
Federal	(2,005)	(2,562)	(3,318)
State	(227)	(793)	(1,645)
Total deferred	(2,232)	(3,355)	(4,963)
Total	$18,340	$15,298	$14,472

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). The principal reasons for the difference are as follows (in thousands):

	2022	2021	2020
Expected income taxes	$19,172	$14,025	$12,546
Effects of:
Tax-exempt income from bank owned life insurance	(659)	(575)	(363)
Other tax exempt income	(2,497)	(2,072)	(1,758)
Nondeductible interest expense	255	17	45
State taxes, net of federal taxes	4,695	4,417	4,325
Other items	(2,525)	(514)	(323)
Effect of marginal tax rate	(101)	—	—
Total	$18,340	$15,298	$14,472

Tax expense recorded by the Company during 2022 and 2020 did not include any interest or penalties. Tax expense recorded during 2021 included interest of approximately $2,100. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$16,248	$12,957
Available-for-sale investment securities	61,880	339
Deferred compensation	4,157	4,025
Supplemental retirement	492	460
Deferred loan costs	302	—
Stock compensation expense	147	163
Deferred revenue	349	79
Purchase accounting	795	443
Acquisition costs	179	217
Other	894	1,139
Total gross deferred tax assets	85,443	19,822
Deferred tax liabilities:
Intangibles amortization	6,398	107
Prepaid expenses	1,418	6,480
FHLB stock dividend	22	985
Deferred expenses	104	23
Purchase accounting	—	915
Depreciation	4,911	3,463
Accumulated accretion	245	111
Mortgage servicing rights	91	118
Other	—	321
Available-for-sale investment securities	—	—
Total gross deferred tax liabilities	13,189	12,523
Deferred tax assets, net	$72,254	$7,299

No valuation allowance related to deferred tax assets was recorded at December 31, 2022 and 2021 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2022. As of December 31, 2022, approximately $82.3 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Unused commitments and lines of credit:
Commercial real estate	$147,702	$118,190
Commercial operating	655,676	529,035
Home equity	63,570	59,422
Other	307,030	293,339
Total	$1,173,978	$999,986
Standby letters of credit	$10,162	$14,403

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2022 and 2021. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $169.7 million and $123.6 million at December 31, 2022 and 2021, respectively. Activity during 2022 and 2021 was as follows (in thousands):

	2022	2021
Beginning balance	$123,614	$55,125
New loans	135,464	117,927
Loan repayments	(89,394)	(49,438)
Ending balance	$169,684	$123,614

Deposits from related parties held by First Mid Bank at December 31, 2022 and 2021 totaled $31.2 million and $33.0 million, respectively.

Note 19 -- Business Combinations

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

	Acquired Book		As Recorded by
	Value	Adjustments	First Mid Bank
Assets
Cash and due from banks	$82,473	$—	$82,473
Investment securities	184,959	(2,836)	182,123
Loans	426,433	(7,924)	418,509
Allowance for loan losses	(5,388)	4,525	(863)
Premises and equipment	5,522	3,508	9,030
Goodwill	14	28,544	28,558
Core deposit intangible	—	5,920	5,920
Bank owned life insurance	15,822	—	15,822
Right of use asset	—	717	717
Other assets	9,061	(1,287)	7,774
Total assets acquired	$718,896	$31,167	$750,063
Liabilities and stockholders' equity
Deposits	$558,619	$1,759	$560,378
Securities sold under agreements to repurchase	35,523	—	35,523
FHLB advances	45,000	75	45,075
Lease liability	—	717	717
Other liabilities	2,209	(1,161)	1,048
Total liabilities assumed	641,351	1,390	642,741
Net assets acquired	$77,545	$29,777	$107,322
Consideration paid
Cash			$15,150
Common stock			92,172
Total consideration paid			$107,322

The Company has recognized approximately $2.5 million, pre-tax, of acquisition costs for the Delta Merger. Of this amount, $2.2 million was recognized during 2022. These costs are included in salaries and benefits, legal and professional and other expense. Of the $7.9 million adjustment to loans, $8.2 million is being accreted to interest income over the remaining term of the loans. The remaining $300,000 was the elimination of deferred fees and unearned discounts previously recorded by Jefferson Bank. The Company also recorded approximately $863,000 directly to the allowance for credit losses for loans identified as PCD. Of the $426 million of loans acquired, approximately $18.8 million was identified as PCD. The differences between fair value and acquired value of the assumed time deposits of $1.8 million and the assumed FHLB advances of $75,000, are being amortized to interest expense over the remaining life of the liabilities. The core deposit intangible asset, with a fair value of $5.9 million, is being amortized on an accelerated basis over its estimated life of 10 years. The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Twelve months ended December 31,
	2022	2021
Net interest income	$187,075	$147,387
Provision for loan losses	4,806	14,679
Non-interest income	74,799	53,371
Non-interest expense	165,062	132,086
Income before income taxes	92,006	53,993
Income tax expense	18,508	12,321
Net income available to common stockholders	$73,498	$41,672
Earnings per share
Basic	$3.64	$2.07
Diluted	$3.63	$2.07
Basic weighted average shares outstanding	20,169,077	20,111,889
Diluted weighted average shares outstanding	20,243,635	20,164,909

On September 25, 2020, the Company and Eval Sub Inc., a newly formed Missouri corporation and wholly owned subsidiary of the Company ("LINCO Merger Sub"), entered into an Agreement and Plan of Merger (the "LINCO Merger Agreement") with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein, pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby LINCO Merger Sub will merge with and into LINCO, whereupon the separate corporate existence of LINCO Merger Sub will cease and LINCO will continue as the surviving company and a wholly owned subsidiary of the Company (the "LINCO Merger").

Subject to the terms and conditions of the LINCO Merger Agreement, at the effective time of the LINCO Merger, each share of common stock, par value $1.00 per share, of LINCO issued and outstanding immediately prior to the effective time of the LINCO Merger (other than shares held in treasury by LINCO) was converted into and became the right to receive, cash or shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration paid by the Company at the closing of the LINCO Merger was $103.5 million in cash and 1,262,246 shares of the Company’s common stock. In addition, immediately prior to the closing of the LINCO merger, LINCO paid a special dividend to its shareholders in the aggregate amount of $13 million. The LINCO Merger closed on February 22, 2021.

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

The Company recognized approximately $9.1 million, pre-tax, of acquisition costs for the LINCO Merger. Of this amount, $8.6 million was recognized during 2021 and $.5 million was recognized during 2020. These costs are included in salaries and benefits, legal and professional and other expense. Of the $9.4 million adjustment to loans, $11.1 million is being accreted to interest income over the remaining term of the loans. The remaining $1.7 million was the elimination of deferred fees and unearned discounts previously recorded by Providence Bank. The Company also recorded approximately $2 million directly to the allowance for credit losses for loans identified as PCD. Of the $838 million of loans acquired, approximately $64.6 million was identified as PCD.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the LINCO Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Twelve months ended December 31,
	2021	2020
Net interest income	$173,676	$169,430
Provision for loan losses	15,351	18,242
Non-interest income	70,879	66,228
Non-interest expense	159,778	152,596
Income before income taxes	69,426	64,820
Income tax expense	15,994	15,944
Net income available to common stockholders	$53,432	$48,876
Earnings per share
Basic	$2.99	$2.72
Diluted	$2.98	$2.71
Basic weighted average shares outstanding	17,886,998	17,979,126
Diluted weighted average shares outstanding	17,979,007	18,025,102

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2022, substantially all of the Company's leases are operating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

	2022	2021
Operating lease right-of-use assets	$15,774	$15,116
Operating lease liabilities	16,035	15,322
Weighted-average remaining lease term	5.8 years	6.6 years
Weighted-average discount rate	2.67%	2.70%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2023	$3,035
2024	2,615
2025	2,178
2026	2,067
2027	3,587
Thereafter	4,488
Total minimum lease payments	17,970
Less imputed interest	(1,935)
Total lease liability	$16,035

The components of lease expense for the twelve months ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Operating lease cost	$3,040	$2,515
Short-term lease cost	75	260
Variable lease cost	720	871
Total lease cost	3,835	3,646
Income from subleases	(369)	(527)
Net lease cost	$3,466	$3,119

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2022	2021
Operating cash flows from operating leases	$3,061	$2,872

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2022 and 2021 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2022
Interest rate swap agreements	Other liabilities	6.3	$13,448	$(3,100)

December 31, 2021
Interest rate swap agreements	Other liabilities	7.3	$13,900	$(1,476)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2022 and 2021 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2022	2021
Interest rate swap agreements	Interest income on loans	$1,819	$(827)

Derivative	Location of Gain (Loss) on Hedged Items	2022	2021
Interest rate swap agreements	Interest income on loans	$(1,819)	$827

As of December 31, 2022 and 2021, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
December 31, 2022
Loans	$12,295	$(1,153)

December 31, 2021
Loans	$13,234	$667

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2022 and 2021 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2022
Interest rate swap agreements	Other assets	5.0	$39,095	$4,253
Interest rate swap agreements	Other liabilities	5.0	39,095	(4,253)

December 31, 2021
Interest rate swap agreements	Other assets	6.0	$40,886	$809
Interest rate swap agreements	Other liabilities	6.0	40,886	(809)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2022	2021
Assets
Cash	$24,854	$28,421
Premises and equipment, net	4,955	4,377
Investment in subsidiaries	714,237	713,296
Other assets	5,212	4,048
Total assets	$749,258	$750,142
Liabilities and stockholders’ equity
Liabilities
Debt	$113,917	$113,595
Other liabilities	2,186	2,653
Total liabilities	116,103	116,248
Stockholders’ equity	633,155	633,894
Total liabilities and stockholders’ equity	$749,258	$750,142

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income (Loss)	Years ended December 31,
	2022	2021	2020
Income:
Dividends from subsidiaries	$34,040	$28,075	$29,663
Other income	542	9	43
Total income	34,582	28,084	29,706
Operating expenses	9,221	9,630	4,697
Income before income taxes and equity in undistributed earnings of subsidiaries	25,361	18,454	25,009
Income tax benefit	2,780	2,656	1,231
Income before equity in undistributed earnings of subsidiaries	28,141	21,110	26,240
Equity in undistributed earnings of subsidiaries	44,811	30,380	19,030
Net income	72,952	51,490	45,270
Other comprehensive income (loss), net of taxes	(150,676)	(17,926)	8,735
Comprehensive income (loss)	$(77,724)	$33,564	$54,005

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$72,952	$51,490	$45,270
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, amortization, accretion, net	218	350	104
Dividends received from subsidiary	34,040	28,075	29,663
Equity in undistributed earnings of subsidiaries	(44,811)	(30,380)	(19,030)
Increase in other assets	(208,359)	(206,880)	(30,121)
Increase in other liabilities	(146)	1,760	1,349
Net cash provided by (used in) operating activities	(146,106)	(155,585)	27,235
Cash flows from investing activities:
Investment in subsidiary	—	—	(700)
Net cash from business acquisition	67,323	30,968	—
Net cash provided by (used in) investing activities	67,323	30,968	(700)
Cash flows from financing activities:
Repayment of short-term debt	—	—	(5,000)
Proceeds from short-term debt	—	—	5,000
Issuance of subordinated debt	—	—	94,253
Proceeds from issuance of common stock	93,415	46,128	610
Payment to repurchase common stock	(340)	(326)	(213)
Direct expense related to capital transactions	(29)	(206)	—
Dividends paid on common stock	(17,830)	(14,721)	(12,814)
Net cash provided by financing activities	75,216	30,875	81,836
Increase (decrease) in cash	(3,567)	(93,742)	108,371
Cash at beginning of year	28,421	122,163	13,792
Cash at end of year	$24,854	$28,421	$122,163

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021,and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

FORVIS, LLP

(Formerly, BKD, LLP)

Decatur, Illinois

March 3, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 3, 2023

/s/ Joseph R. Dively

Joseph R. Dively

President and Chief Executive Officer

/s/ Matthew K. Smith

Matthew K. Smith

Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated March 3, 2023 expressed an unqualified opinion on those financial statements.

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

Decatur, Illinois

March 3, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorpo rated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company. This code of conduct is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred compensation plan	—	$—	297,344	(1)
(B) Stock incentive plan	—	—	193,882	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	$—	491,226

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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•
Consolidated Balance Sheets -- December 31, 2022 and 2021
•
Consolidated Statements of Income -- For the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2022, 2021, and 2020.

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

Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020

4.5	Form of 3.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.4)
10.1	Employment Agreement between the Company and Joseph R. Dively Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.2	Employment Agreement between the Company and Michael L. Taylor Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.
10.3	Employment Agreement between the Company and Matthew K. Smith Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2020.
10.4	Employment Agreement between the Company and Eric S. McRae Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.5	Employment Agreement between the Company and Bradley L. Beesley Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.6

First Amendment to the First Mid-Illinois Bancshares, Inc. Amended and Restated Deferred Compensation Plan

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

10.7	2017 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017.
10.8	Form of 2017 Incentive Plan Stock Unit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2017.
10.9

Form Agreement to Accelerate the Vesting of the First Mid-Illinois Bancshares, Inc. Stock Unit Awards

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017.

10.10	Form of Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.11	Form of Stock Unit/Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.12	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.13	First Amendment to Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.14

Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland

Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.16	Sixth Amended and Restated Credit Agreement

Exhibit Number	Description and Filing or Incorporation Reference
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019.
10.17	Second Amendment to Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021.
10.18

Third Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 9, 2021 Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.19

Fourth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of February 7, 2022 Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022.

10.20

Fifth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 8, 2022 Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2022.

10.21

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

FIRST MID BANCSHARES, INC.
(Registrant)

Date: March 3, 2023
/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 3th day of March 2023, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
/s/ Joseph R. Dively
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Matthew K. Smith
Matthew K. Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
/s/ Holly B. Adams
Holly B. Adams, Director
/s/ Robert Cook
Robert Cook, Director
/s/ Steven L. Grissom
Steven L. Grissom, Director
/s/ Zachary I. Horn
Zachary I. Horn, Director
/s/ J. Kyle McCurry
J. Kyle McCurry, Director
/s/ Mary J. Westerhold
Mary J. Westerhold, Director
/s/ James Zimmer
James Zimmer, Director
/s/ Giselle A. Marcus
Gisele A. Marcus