Form 10-Q
period 2023-03-31
FIRST MID BANCSHARES, INC.
filed 2023-05-09
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of May 9, 2023, 20,528,944 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks:
Non-interest bearing	$151,845	$138,412
Interest bearing	9,391	6,394
Federal funds sold	7,898	7,627
Cash and cash equivalents	169,134	152,433
Certificates of deposit	1,715	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,406,923 and $1,432,372 at March 31, 2023 and December 31, 2022, respectively)	1,212,698	1,218,985
Held-to-maturity, at amortized cost (estimated fair value of $2,979 and $2,954 at March 31, 2023 and December 31, 2022, respectively)	2,979	2,954
Equity securities, at fair value	362	311
Loans held for sale	999	338
Loans	4,759,632	4,825,874
Less allowance for credit losses	(58,223)	(59,093)
Net loans	4,701,409	4,766,781
Interest receivable	28,729	28,357
Other real estate owned	4,024	4,261
Premises and equipment, net	90,178	90,473
Goodwill	140,412	140,412
Intangible assets, net	27,961	29,485
Bank owned life insurance	151,366	151,756
Right of use lease assets	15,092	15,774
Deferred tax asset, net	66,698	72,254
Other assets	69,094	68,171
Total assets	$6,682,850	$6,744,215
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,262,181	$1,256,514
Interest bearing	3,768,597	4,000,487
Total deposits	5,030,778	5,257,001
Securities sold under agreements to repurchase	228,664	221,414
Interest payable	4,732	3,346
FHLB borrowings	595,021	465,071
Junior subordinated debentures, net	19,406	19,364
Subordinated debt, net	94,593	94,553
Lease liabilities	15,353	16,035
Other liabilities	32,438	34,276
Total liabilities	6,020,985	6,111,060
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 21,158,977 and 21,091,466 shares in 2023 and 2022, respectively; outstanding 20,519,717 and 20,452,376 shares in 2023 and 2022, respectively)	86,636	86,366
Additional paid-in capital	428,283	427,001
Retained earnings	303,768	289,284
Deferred compensation	963	2,064
Accumulated other comprehensive loss	(137,901)	(151,507)
Less treasury stock, at cost (639,260 shares in 2023 and 639,090 shares in 2022)	(19,884)	(20,053)
Total stockholders’ equity	661,865	633,155
Total liabilities and stockholders’ equity	$6,682,850	$6,744,215

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended March 31,
(In thousands, except per share data)	2023	2022
Interest income:
Interest and fees on loans	$56,236	$39,908
Interest on investment securities	7,127	7,170
Interest on certificates of deposit investments	14	12
Interest on federal funds sold	85
Interest on deposits with other financial institutions	209	55
Total interest income	63,671	47,145
Interest expense:
Interest on deposits	12,767	2,148
Interest on securities sold under agreements to repurchase	1,463	67
Interest on FHLB borrowings	4,874	276
Interest on other borrowings	9
Interest on junior subordinated debentures	379	146
Interest on subordinated debentures	988	986
Total interest expense	20,480	3,623
Net interest income	43,191	43,522
Provision for credit losses	(817)	2,952
Net interest income after provision for credit losses	44,008	40,570
Other income:
Wealth management revenues	5,514	5,975
Insurance commissions	8,480	7,104
Service charges	2,203	2,056
Securities losses, net	(46)	—
Mortgage banking revenue, net	150	444
ATM / debit card revenue	3,083	2,898
Bank owned life insurance	1,641	844
Other	1,454	1,767
Total other income	22,479	21,088
Other expense:
Salaries and employee benefits	26,071	24,302
Net occupancy and equipment expense	6,005	6,155
Net other real estate owned expense	133	(33)
FDIC insurance	463	426
Amortization of intangible assets	1,522	1,522
Stationery and supplies	292	311
Legal and professional	1,690	1,734
ATM / debit card	1,223	1,078
Marketing and donations	654	873
Other	3,524	4,020
Total other expense	41,577	40,388
Income before income taxes	24,910	21,270
Income taxes	5,730	4,654
Net income	$19,180	$16,616
Per share data:
Basic net income per common share	$0.94	$0.86
Diluted net income per common share	0.93	0.86
Cash dividends declared per common share	0.230	0.220

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Net income	$19,180	$16,616
Other comprehensive income/(loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($5,544) and $29,898 for three months ended March 31, 2023 and 2022, respectively	13,573	(73,197)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes (benefit) of ($13) and $0 for three months ended March 31, 2023 and 2022, respectively	(33)	—
Other comprehensive income/(loss), net of taxes	13,606	(73,197)
Comprehensive income/(loss)	$32,786	$(56,581)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2023 and 2022

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	19,180	—	—	—	19,180
Other comprehensive income, net tax	—	—	—	—	13,606	—	13,606
Cash dividends on common stock (.230/share)	—	—	(4,696)	—	—	—	(4,696)
Issuance of 55,198 restricted shares pursuant to 2017 stock incentive plan	221	1,423	—	—	—	—	1,644
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 7,963 common shares pursuant to the employee stock purchase plan	32	184	—	—	—	—	216
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,355)	—	174	(1,181)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	53	—	254	—	—	307
March 31, 2023	$86,636	$428,283	$303,768	$963	$(137,901)	$(19,884)	$661,865

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	16,616	—	—	—	16,616
Other comprehensive loss, net tax	—	—	—	—	(73,197)	—	(73,197)
Cash dividends on common stock (.220/share)	—	—	(3,973)	—	—	—	(3,973)
Issuance of 1,939 common shares pursuant to the deferred compensation plan	8	75	—	—	—	—	83
Issuance of 54,834 restricted shares pursuant to the 2017 stock incentive plan	219	2,040	—	—	—	—	2,259
Issuance of 4,950 common shares pursuant to the 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 3,149 common shares pursuant to the employee stock purchase plan	13	111	—	—	—	—	124
Issuance of 2,292,270 common shares pursuant to acquisition of Delta Banshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(31)	—	—	—	—	(31)
Purchase of 262 treasury shares	—	—	—	—	—	(11)	(11)
Deferred compensation	—	—	—	(2,518)	—	(53)	(2,571)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	39	—	469	—	—	508
March 31, 2022	$86,264	$426,148	$246,805	$468	$(74,028)	$(19,272)	$666,385

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$19,180	$16,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(817)	2,952
Depreciation, amortization and accretion, net	3,485	3,777
Change in cash surrender value of bank owned life insurance	(926)	(844)
Gain on redemption of bank owned life insurance	(715)	—
Stock-based compensation expense	307	508
Operating lease payments	(781)	(722)
Loss on investment securities, net	46	—
Loss (gain) on sales and write downs of other real estate owned, net	71	(210)
Loss on sale of other assets	—	4
Gain on sale of loans held for sale, net	(207)	(415)
Increase in accrued interest receivable	(372)	(725)
Increase in accrued interest payable	1,378	745
Origination of loans held for sale	(12,191)	(18,931)
Proceeds from sale of loans held for sale	11,737	20,057
Decrease (increase) in other investment	—	(487)
Decrease in other assets	1,867	2,616
Decrease in other liabilities	(1,757)	(846)
Net cash provided by operating activities	20,305	24,133
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	490
Purchases of certificates of deposit investments	(245)	—
Proceeds from sales of securities available-for-sale	6,483	—
Proceeds from maturities of securities available-for-sale	19,250	39,854
Proceeds from maturities of securities held-to-maturity	—	5,000
Purchases of securities available-for-sale	(1,063)	(7,806)
Purchase of securities held-to-maturity	(25)	—
Net decrease (increase) in loans	65,541	(41,434)
Purchases of premises and equipment	(941)	(27)
Proceeds from sales of other real property owned	734	475
Net cash provided by acquisition	—	67,323
Net cash provided by investing activities	89,734	63,875
Cash flows from financing activities:
Net decrease in deposits	(226,223)	(29,558)
Increase in repurchase agreements	7,250	5,535
Proceeds from FHLB advances	170,000	20,000
Repayment of FHLB advances	(40,000)	(25,000)
Proceeds from issuance of common stock	336	406
Direct expenses related to capital transactions	—	(29)
Purchase of treasury stock	(5)	(11)
Dividends paid on common stock	(4,696)	(3,973)
Net cash used in financing activities	(93,338)	(32,630)
Increase in cash and cash equivalents	16,701	55,378
Cash and cash equivalents at beginning of period	152,433	168,602
Cash and cash equivalents at end of period	$169,134	$223,980

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,094	$2,503
Income taxes	(288)	—
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$648	$198
Initial recognition of right-of-use assets	—	715
Initial recognition of lease liabilities	—	715
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$—	$750,063
Consideration paid:
Cash paid	—	15,150
Common stock issued	—	92,172
Total consideration paid	—	107,322
Fair value of liabilities assumed	$—	$642,741

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2023 and 2022, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2023 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023. The Company operates as a one-segment entity for financial reporting purposes. The 2022 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

Blackhawk Bancorp, Inc

On March 21, 2023, First Mid Bancshares, Inc. (“First Mid”) and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of First Mid (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, First Mid agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk will merge with and into Merger Sub, whereupon the separate corporate existence of Blackhawk will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Blackhawk issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Blackhawk and dissenting shares) will be converted into and become the right to receive 1.15 shares of common stock, par value $4.00 per share, of First Mid and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by First Mid at the closing of the Merger to Blackhawk’s shareholders and equity award holders is approximately 3,330,176 shares of First Mid common stock. Blackhawk’s outstanding stock equity awards will fully vest upon consummation of the Merger.

It is anticipated that Blackhawk’s wholly-owned bank subsidiary, Blackhawk Bank (“Blackhawk Bank”), will be merged with and into First Mid’s wholly-owned bank subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”), at a date following completion of the Merger. At the time of the bank merger, Blackhawk Bank’s banking offices will become branches of First Mid Bank.

The Merger is anticipated to be completed in the third quarter of 2023 and is subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 60,550 and 26,000 shares of restricted stock during the three months ended March 31, 2023 and 2022, respectively, and 37,900 and 37,150 restricted stock units during the three months ended March 31, 2023 and 2022, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the three months ended March 31, 2023 and 2022, 7,963 shares and 3,149 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,650,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

Unrealized Losses on Securities
March 31, 2023
Net unrealized losses on securities available-for-sale	$(194,225)
Tax benefit	56,324
Balance at March 31, 2023	$(137,901)

December 31, 2022
Net unrealized losses on securities available-for-sale	$(213,387)
Tax benefit	61,880
Balance at December 31, 2022	$(151,507)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended March 31,
	2023	2022	Affected Line Item in the Statements of Income
Realized losses on available-for-sale securities	$(46)	$—	Securities (loss) gains, net
Tax effect	13	—	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$(33)	$—	Net reclassified amount

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

The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. The adoption of this accounting guidance resulted in updated disclosures within the Company's consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Basic net income per common share
Available to common stockholders:
Net income	$19,180,000	$16,616,000
Weighted average common shares outstanding	20,492,254	19,295,860
Basic earnings per common share	$0.94	$0.86

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$19,180,000	$16,616,000
Weighted average common shares outstanding	20,492,254	19,295,860
Dilutive potential common shares: restricted stock awarded	71,718	62,597
Diluted weighted average common shares outstanding	20,563,972	19,358,457
Diluted earnings per common share	$0.93	$0.86

There were no shares excluded when computing diluted earnings per share for the three months ended March 31, 2023 and 2022 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$253,228	$5	$(29,688)	$223,545
Obligations of states and political subdivisions	339,808	158	(54,969)	284,997
Mortgage-backed securities: GSE residential	730,036	3	(105,767)	624,272
Other securities	83,851	24	(3,991)	79,884
Total available-for-sale	$1,406,923	$190	$(194,415)	$1,212,698
Held-to-maturity:
Other investments	$2,979	$—	$—	$2,979
Total held-to-maturity	$2,979	$—	$—	$2,979
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$—	$(32,407)	$220,527
Obligations of states and political subdivisions	347,409	134	(59,845)	287,698
Mortgage-backed securities: GSE residential	744,636	3	(116,759)	627,880
Other securities	87,393	6	(4,519)	82,880
Total available-for-sale	$1,432,372	$143	$(213,530)	$1,218,985
Held-to-maturity:
Other investments	$2,954	$—	$—	$2,954
Total held-to-maturity	$2,954	$—	$—	$2,954

The Company also had $362,000 and $311,000 of equity securities, at fair value, as of March 31, 2023 and December 31, 2022, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of March 31, 2023, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2023 and 2022 (in thousands):

	Three months March 31,
	2023	2022
Gross gains	$6	$—
Gross losses	(52)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2023 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$172,917	$40,859	$9,769	$—	$223,545
Obligations of state and political subdivisions	18,652	74,899	190,220	1,226	284,997
Mortgage-backed securities: GSE residential	2,544	7,981	25,211	588,536	624,272
Other securities	19,266	59,821	797	—	79,884
Total available-for-sale investments	$213,379	$183,560	$225,997	$589,762	$1,212,698
Weighted average yield	1.56%	2.67%	2.00%	1.70%	1.87%
Full tax-equivalent yield	1.59%	2.67%	1.94%	1.71%	1.87%
Held to maturity:
Other investments	$—	$—	$—	$2,979	$2,979
Total held-to-maturity	$—	$—	$—	$2,979	$2,979
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2023.

Investment securities carried at approximately $709 million and $770 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,757	$(19)	$220,714	$(29,669)	$222,471	$(29,688)
Obligations of states and political subdivisions	45,880	(1,204)	212,715	(53,765)	258,595	(54,969)
Mortgage-backed securities: GSE residential	12,887	(589)	610,896	(105,178)	623,783	(105,767)
Other securities	13,483	(537)	54,878	(3,454)	68,361	(3,991)
Total	$74,007	$(2,349)	$1,099,203	$(192,066)	$1,173,210	$(194,415)
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,007	$(3,493)	$163,520	$(28,914)	$220,527	$(32,407)
Obligations of states and political subdivisions	220,102	(43,221)	45,419	(16,624)	265,521	(59,845)
Mortgage-backed securities: GSE residential	165,966	(19,859)	461,446	(96,900)	627,412	(116,759)
Other securities	64,676	(3,675)	6,698	(844)	71,374	(4,519)
Total	$507,751	$(70,248)	$677,083	$(143,282)	$1,184,834	$(213,530)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2023 there were forty-five available-for-sale securities with a fair value of $220.7 million and unrealized losses of $29.7 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were sixteen available-for-sale securities with a fair value of $163.5 million and unrealized losses of $28.9 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At March 31, 2023, there were two hundred and two obligations of states and political subdivisions with a fair value of $212.7 million and unrealized losses of $53.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022 there were thirty-six obligations of states and political subdivisions with a fair value of $45.4 million and unrealized losses of $16.6 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2023, there were two hundred nineteen mortgage-backed securities with a fair value of $$610.9 million and unrealized losses of $105.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were ninety-one mortgage-backed securities with a fair value of $461.4 million and unrealized losses of $96.9 million in a continuous unrealized loss position for twelve months or more.

Other securities. At March 31, 2023, there were fourty other securities with a fair value of $54.9 million and unrealized losses of $3.5 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were five other securities with a fair value of $6.7 million and unrealized losses of $0.8 million in a continuous unrealized loss position for twelve months or more.
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

A summary of loans at March 31, 2023 and December 31, 2022 follows (in thousands):

	March 31, 2023	December 31, 2022
Construction and land development	$159,266	$144,387
Agricultural real estate	402,283	410,790
1-4 family residential properties	424,373	440,018
Multifamily residential properties	302,506	295,073
Commercial real estate	2,009,524	2,036,243
Loans secured by real estate	3,297,952	3,326,511
Agricultural loans	146,679	166,695
Commercial and industrial loans	1,080,004	1,085,004
Consumer loans	88,404	97,730
All other loans	156,210	159,499
Total gross loans	4,769,249	4,835,439
Less: loans held for sale	999	338
	4,768,250	4,835,101
Less:
Net deferred loan fees, premiums and discounts	8,618	9,227
Allowance for credit losses	58,223	59,093
Net loans	$4,701,409	$4,766,781

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $22.6 million and $23.0 million at March 31, 2023 and December 31, 2022, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At March 31, 2023, the Company’s loan portfolio included $548.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $422.4 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $28.4 million from $577.2 million at December 31, 2022 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $22.8 million from $445.2 million at December 31, 2022. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $211.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $945.7 million of loans to lessors of non-residential buildings, and $462.8 million of loans to lessors of residential buildings and dwellings.

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large individually evaluated loans separately from non-individually evaluated loans.

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

Non-Individually Evaluated Loans

Non-individually evaluated loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as modified loans. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Special Mention, Substandard, or Doubtful.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment were not changed.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and there are no indications that this will change in the next year. There was no change to the qualitative factors for this segment.

1- 4 Family Residential Properties Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

Commercial Real Estate Loans. This segment includes the Company's largest balances and the largest allowance for credit losses. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were increased due to actual and expected changes in economic and business conditions.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been elevated and yields have been strong. The qualitative factors of this segment was not changed.

Commercial and Industrial Loans. This segment includes the second largest balance of allowance for credit losses. The qualitative factors for this segment was increased due to actual and expected changes in economic and business conditions.

Consumer Loans. This segment is the smallest portion of the Company's loan portfolio. There was no significant change to the qualitative factors.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2023 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2023
Beginning balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	176	(29)	(306)	(834)	(8)	91	93	(817)
Loans charged off	—	—	40	—	—	13	427	480
Recoveries collected	—	—	24	4	3	256	140	427
Ending balance	$2,426	$1,404	$3,420	$27,327	$580	$21,142	$1,924	$58,223

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2022 and for the year ended December 31, 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2022
Beginning balance (prior to adoption of ASC 326)	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	(25)	714	1,264	3,613	68	(2,045)	(637)	2,952
Loans charged off	2	—	72	339	—	3	358	774
Recoveries collected	—	—	203	347	—	61	167	778
Ending balance	$1,988	$1,971	$3,728	$30,345	$1,051	$17,348	$2,043	$58,474

Twelve months ended December 31, 2022
Beginning balance (prior to adoption of ASC 326)	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Impact of adopting ASC 326	272	—	3	478	—	94	16	863
Provision for credit loss expense	137	176	1,241	1,462	(359)	2,135	14	4,806
Loans charged off	2	—	191	414	93	870	1,380	2,950
Recoveries collected	100	—	359	385	54	208	613	1,719
Ending balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2023 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$440	$—	$—	$440	$211
Agricultural real estate	—	—	16	16	—
1-4 family residential properties	84	—	—	84	—
Multifamily residential properties	1,151	—	—	1,151	—
Commercial real estate	5,674	—	—	5,674	—
Loans secured by real estate	7,349	—	16	7,365	211
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	320	156	—	476	53
Consumer loans	—	—	—	0	—
Total loans	$7,669	$156	$16	$7,841	$264

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of March 31, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
March 31, 2023
Construction and land development loans
Pass	$9,251	$79,695	$35,078	$7,325	$15,864	$11,465	$—	$158,678
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	14	465	—	479
Total	$9,251	$79,695	$35,078	$7,325	$15,878	$11,930	$—	$159,157
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$3,716	$167,382	$64,522	$57,166	$22,731	$80,117	$—	$395,634
Special mention	—	112	—	251	1,240	3,499	—	5,102
Substandard	—	—	—	—	—	1,221	—	1,221
Total	$3,716	$167,494	$64,522	$57,417	$23,971	$84,837	$—	$401,957
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$8,069	$86,712	$83,578	$75,367	$26,755	$85,754	$42,060	$408,295
Special mention	—	186	123	—	43	4,172	—	4,524
Substandard	51	970	501	523	280	9,401	—	11,726
Total	$8,120	$87,868	$84,202	$75,890	$27,078	$99,327	$42,060	$424,545
Current period gross writeoffs	$—	$—	$—	$—	$—	$40	$—	$40
Commercial real estate loans
Pass	$11,117	$555,543	$502,596	$314,461	$235,766	$658,790	$—	$2,278,273
Special mention	—	2,163	1,089	761	1,281	7,933	—	13,227
Substandard	—	3,717	471	55	891	8,821	—	13,955
Total	$11,117	$561,423	$504,156	$315,277	$237,938	$675,544	$—	$2,305,455
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural loans
Pass	$39,064	$78,918	$18,652	$4,669	$2,184	$1,969	$—	$145,456
Special mention	22	744	—	—	74	65	—	905
Substandard	—	379	102	—	5	—	—	486
Total	$39,086	$80,041	$18,754	$4,669	$2,263	$2,034	$—	$146,847
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans
Pass	$60,676	$423,532	$208,003	$169,864	$61,133	$286,309	$—	$1,209,517
Special mention	49	409	7,972	7,760	587	6,470	—	23,247
Substandard	—	385	328	156	7	600	—	1,476
Total	$60,725	$424,326	$216,303	$177,780	$61,727	$293,379	$—	$1,234,240
Current period gross writeoffs	$—	$—	$—	$—	$—	$13	$—	$13
Consumer loans
Pass	$2,434	$43,310	$18,614	$10,484	$6,019	$6,964	$—	$87,825
Special mention	—	—	17	—	—	—	—	17
Substandard	2	155	303	39	37	52	—	588
Total	$2,436	$43,465	$18,934	$10,523	$6,056	$7,016	$—	$88,430
Current period gross writeoffs	$—	$50	$61	$1	$9	$306	$—	$427
Total loans
Pass	$134,327	$1,435,092	$931,043	$639,336	$370,452	$1,131,368	$42,060	$4,683,678
Special mention	71	3,614	9,201	8,772	3,225	22,139	—	47,022
Substandard	53	5,606	1,705	773	1,234	20,560	—	29,931
Total	$134,451	$1,444,312	$941,949	$648,881	$374,911	$1,174,067	$42,060	$4,760,631
Current period gross writeoffs	$—	$50	$61	$1	$9	$359	$—	$480

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Construction and land development loans
Pass	$63,846	$39,790	$12,558	$15,787	$1,210	$10,601	$—	$143,792
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	458	—	472
Total	$63,846	$39,790	$12,558	$15,801	$1,210	$11,059	$—	$144,264
Current period gross writeoffs	$—	$—	$—	$—	$—	$2	$—	$2
Agricultural real estate loans
Pass	$171,833	$67,115	$58,283	$23,820	$27,573	$52,799	$—	$401,423
Special mention	1,123	—	490	1,240	273	3,121	—	6,247
Substandard	—	—	—	—	1,383	1,274	—	2,657
Total	$172,956	$67,115	$58,773	$25,060	$29,229	$57,194	$—	$410,327
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$94,377	$86,717	$78,977	$27,580	$30,809	$63,050	$43,722	$425,232
Special mention	169	218	1	44	238	1,000	—	1,670
Substandard	1,060	566	529	295	2,749	8,079	—	13,278
Total	$95,606	$87,501	$79,507	$27,919	$33,796	$72,129	$43,722	$440,180
Current period gross writeoffs	$—	$—	$67	$13	$—	$111	$—	$191
Commercial real estate loans
Pass	$558,921	$509,614	$319,049	$239,564	$211,505	$453,076	$—	$2,291,729
Special mention	2,187	1,287	769	1,508	952	8,503	—	15,206
Substandard	3,783	478	794	873	5,394	6,100	—	17,422
Total	$564,891	$511,379	$320,612	$241,945	$217,851	$467,679	$—	$2,324,357
Current period gross writeoffs	$250	$22	$—	$—	$—	$142	$—	$414
Agricultural loans
Pass	$137,327	$18,783	$3,433	$3,918	$915	$254	$—	$164,630
Special mention	1,178	—	—	756	66	109	—	2,109
Substandard	53	—	—	46	—	—	—	99
Total	$138,558	$18,783	$3,433	$4,720	$981	$363	$—	$166,838
Current period gross writeoffs	$—	$93	$—	$—	$—	$—	$—	$93
Commercial and industrial loans
Pass	$450,001	$226,038	$172,208	$63,906	$61,929	$247,404	$—	$1,221,486
Special mention	469	640	10,095	570	7,280	158	—	19,212
Substandard	346	418	184	35	157	633	—	1,773
Total	$450,816	$227,096	$182,487	$64,511	$69,366	$248,195	$—	$1,242,471
Current period gross writeoffs	$39	$311	$39	$439	$23	$19	$—	$870
Consumer loans
Pass	$48,600	$21,088	$12,101	$7,968	$1,945	$5,630	$—	$97,332
Special mention	—	18	1	—	5	—	—	24
Substandard	69	246	3	43	52	6	—	419
Total	$48,669	$21,352	$12,105	$8,011	$2,002	$5,636	$—	$97,775
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$1,524,905	$969,145	$656,609	$382,543	$335,886	$832,814	$43,722	$4,745,624
Special mention	5,126	2,163	11,356	4,118	8,814	12,891	—	44,468
Substandard	5,311	1,708	1,510	1,306	9,735	16,550	—	36,120
Total	$1,535,342	$973,016	$669,475	$387,967	$354,435	$862,255	$43,722	$4,826,212
Current period gross writeoffs	$311	$603	$195	$462	$30	$1,349	$—	$2,950

The following table presents the Company’s loan portfolio aging analysis at March 31, 2023 and December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2023
Construction and land development	$17	$—	$463	$480	$158,677	$159,157	$—
Agricultural real estate	—	—	1	1	401,956	401,957	—
1-4 family residential properties	2,182	13	936	3,131	421,414	424,545	—
Multifamily residential properties	—	—	550	550	301,258	301,808	—
Commercial real estate	268	77	3,107	3,452	2,000,195	2,003,647	—
Loans secured by real estate	2,467	90	5,057	7,614	3,283,500	3,291,114	—
Agricultural loans	—	2	481	483	146,364	146,847	—
Commercial and industrial loans	71	—	930	1,001	1,077,020	1,078,021	—
Consumer loans	420	118	194	732	87,698	88,430	—
All other loans	—	—	—	—	156,219	156,219	—
Total loans	$2,958	$210	$6,662	$9,830	$4,750,801	$4,760,631	$—
December 31, 2022
Construction and land development	$20	$14	$449	$483	$143,781	$144,264	$—
Agricultural real estate	20	6	1	27	410,300	410,327	—
1-4 family residential properties	1,706	1,092	896	3,694	436,486	440,180	—
Multifamily residential properties	—	—	548	548	293,798	294,346	—
Commercial real estate	494	205	3,654	4,353	2,025,658	2,030,011	—
Loans secured by real estate	2,240	1,317	5,548	9,105	3,310,023	3,319,128	—
Agricultural loans	—	53	29	82	166,756	166,838	—
Commercial and industrial loans	716	24	854	1,594	1,081,366	1,082,960	—
Consumer loans	326	195	278	799	96,976	97,775	—
All other loans	—	—	—	—	159,511	159,511	—
Total loans	$3,282	$1,589	$6,709	$11,580	$4,814,632	$4,826,212	$—

Individually Evaluated Loans

Within all loan portfolio segments, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Impaired loans, excluding certain modified, are placed on nonaccrual status. Impaired loans include nonaccrual loans and loans modified in restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status until, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. If the restructured loan is on accrual status prior to being modified, the loan is reviewed to determine if the modified loan should remain on accrual status.

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is ninety days past due. The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be modified is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in restructuring that remain on accrual status.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2023 and December 31, 2022 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2023		December 31, 2022
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$14	$14	$14	$14
Agricultural real estate	1,246	1,246	1,258	1,258
1-4 family residential properties	3,167	3,442	4,532	4,943
Multifamily residential properties	1,162	1,162	672	672
Commercial real estate	6,076	6,076	7,640	7,640
Loans secured by real estate	11,665	11,940	14,116	14,527
Agricultural loans	483	483	57	57
Commercial and industrial loans	1,012	1,136	1,098	1,098
Consumer loans	239	239	274	274
All other loans	—	—	—	—
Total loans	$13,399	$13,798	$15,545	$15,956

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $79,000 and $95,000 for the three months ended March 31, 2023 and 2022, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at March 31, 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable
March 31, 2023
Construction and land development	$—	$—	$—	$—	0.00%
Agricultural real estate	—	347	—	—	0.09%
1-4 family residential properties	—	62	880	—	0.22%
Multifamily residential properties	—	—	—	—	0.00%
Commercial real estate	—	826	91	—	0.05%
Loans secured by real estate	—	1,235	971	—	0.07%
Agricultural loans	—	—	—	—	0.00%
Commercial and industrial loans	—	421	319	—	0.07%
Consumer loans	—	8	45	—	0.06%
Other Loans	—	—	—	—	0.00%
Total	$—	$1,664	$1,335	$—	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended March 31, 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2023
Commercial real estate	$—	$55	$—	$55
Loans secured by real estate	—	55	—	55
Total loans	$—	$55	$—	$55

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial and industrial loans	4.75%	5.13
Consumer loans	0.00%	3.00
	4.75%	4.93

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for three months ended March 31, 2023.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

There were no loan and lease modifications classified as a TDR during the three months ended March 31, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2022 that resulted in an interest rate below market rate.

There were three loans modified as trouble debt restructuring during the prior twelve months that experienced defaults for the three months ended March 31, 2022. Default occurs when a loan is 90 days or more past due under the modified terms.

The following table shows the recorded investment of loans classified as troubled debt restructurings as of December 31, 2022.

December 31, 2022
Performing TDRs	$3,214
Nonperforming TDRs	1,850
Total TDRs	$5,064

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition date is as follows (in thousands):

2022
Delta Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$18,796
Allowance for credit losses at acquisition	(863)
Non-credit discount/(premium) at acquisition	(523)
Fair value of purchased credit deteriorated loans at acquisition	$17,410

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$144,172	$3,760	$144,172	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	29,481	45,355	28,432
Other intangibles	20,782	9,007	20,782	8,551
	$213,324	$45,263	$213,324	$43,758

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
		1,233
		$28,558

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2023, March 31, 2022 and December 31, 2022 (in thousands):

	March 31, 2023	March 31, 2022	December 31, 2022
Beginning balance	$331	$420	$420
Adjustment to valuation reserve	—	106	108
Mortgage servicing rights amortized	(17)	(101)	(200)
Interest only strip	(2)	7	3
Ending balance	$312	$432	$331

Total amortization expense for three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Core deposit intangibles	$1,049	$989
Customer list intangibles	456	432
Mortgage servicing rights	17	101
	$1,522	$1,522

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/23 - 03/31/23	$1,522
Estimated amortization expense:
For period 04/01/23 - 12/31/23	5,862
For year ended 12/31/24	5,371
For year ended 12/31/25	4,736
For year ended 12/31/26	3,835
For year ended 12/31/27	3,254

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $228.7 million at March 31, 2023, an increase of $7.3 million from $221.4 million at December 31, 2022. The increase during the first three months of 2023 was primarily due to changes in business cash flow needs. All the transactions have overnight maturities with a weighted average rate of 2.83%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2023	December 31, 2022
US Treasury securities and obligations of U.S. government corporations and agencies	$57,723	$47,775
Mortgage-backed securities: GSE: residential	170,941	173,639
Total	$228,664	$221,414

FHLB borrowings, were $594.7 million and $464.7 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$110,000,000	overnight	4.86%	April 1, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
25,000,000	9 months	4.34%	June 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
50,000,000	4.0	2.98%	December 8, 2027
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
25,000,000	5.0	3.56%	March 10, 2028
25,000,000	5.0	3.35%	March 13, 2028
25,000,000	5.0	3.47%	March 13, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
50,000,000	10.0	2.77%	December 13, 2032
25,000,000	10.0	2.60%	March 14, 2033
25,000,000	10.0	2.40%	March 15, 2033

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$223,545	$—	$223,545	$—
Obligations of states and political subdivisions	284,997	—	284,997	—
Mortgage-backed securities	624,272	—	624,272	—
Other securities	79,884	—	69,874	10,010
Total available-for-sale securities	1,212,698	—	1,202,688	10,010
Equity securities	362	362	—	—
Derivative assets: interest rate swaps	3,353	—	3,353	—
Total assets	$1,216,413	$362	$1,206,041	$10,010

Derivative liabilities: interest rate swaps	$2,525	$—	$2,525	$—
December 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$220,527	$—	$220,527	$—
Obligations of states and political subdivisions	287,698	—	287,698	—
Mortgage-backed securities	627,880	—	627,880	—
Other securities	82,880	—	73,630	9,250
Total available-for-sale securities	1,218,985	—	1,209,735	9,250
Equity securities	311	311	—	—
Derivative assets: interest rate swaps	4,253	—	4,253	—
Total assets	$1,223,549	$311	$1,213,988	$9,250

Derivative liabilities: interest rate swaps	$3,100	$—	$3,100	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022 is summarized as follows (in thousands):

Three months ended March 31, 2023
	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$10,000	$10,000
Transfers into Level 3	—	10	10
Transfers out of Level 3	—	—	—
Total gains or losses:
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance	$—	$10,010	$10,010
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

Three months ended March 31, 2022
	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$99	$—	$99
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses:
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(99)	—	(99)
Ending balance	$—	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2023 was $1.4 million and a fair value of $1.2 million resulting in specific loss exposures of $0.3 million.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2023 was $4.0 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.2 million.

Mortgage Servicing Rights. As of March 31, 2023, mortgage servicing rights had a carrying value of $0.3 million and a fair value of $0.5 million resulting in a valuation reserve of $0. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Collateral dependent loans	$1,158	$—	$—	$1,158
Foreclosed assets held for sale	151	—	—	151
December 31, 2022
Collateral dependent loans	$2,548	$—	$—	$2,548
Foreclosed assets held for sale	—	—	—	—

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at March 31, 2023 and December 31, 2022.

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,158	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	151	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$2,548	Third party valuations	Discount to reflect realizable value	0% - 40%	20%

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets
Cash and due from banks	$161,236	$161,236	$161,236	$—	$—
Federal funds sold	7,898	7,898	7,898	—	—
Certificates of deposit investments	1,715	1,715	—	1,715	—
Available-for-sale securities	1,212,698	1,212,698	—	1,202,698	10,000
Held-to-maturity securities	2,979	2,979	2,979	—	—
Equity securities	362	362	362	—	—
Loans held for sale	999	999	—	999	—
Loans net of allowance for credit losses	4,701,409	4,497,336	—	—	4,497,336
Interest receivable	28,729	28,729	—	28,729	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	23,365	23,365	—	23,365	—
Financial liabilities
Deposits	$5,030,778	$5,024,415	$—	$4,200,115	$824,300
Securities sold under agreements to repurchase	228,664	228,486	—	228,486	—
Interest payable	4,732	4,732	—	4,732	—
Federal Home Loan Bank borrowings	595,021	591,398	—	591,398	—
Subordinated debt, net	94,593	89,944	—	89,944	—
Junior subordinated debentures, net	19,406	17,186	—	17,186	—

December 31, 2022
Financial assets
Cash and due from banks	$144,806	$144,806	$144,806	$—	$—
Federal funds sold	7,627	7,627	7,627	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,218,986	1,218,986	—	1,209,736	9,250
Held-to-maturity securities	2,953	2,953	2,953	—	—
Equity securities	311	311	311	—	—
Loans held for sale	338	338	—	338	—
Loans net of allowance for credit losses	4,766,780	4,460,661	—	—	4,460,661
Interest receivable	28,357	28,357	—	28,357	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	18,440	18,440	—	18,440	—
Financial liabilities
Deposits	$5,257,001	$5,257,748	$—	$4,550,222	$707,526
Federal funds purchased	—	—	—	—	—
Securities sold under agreements to repurchase	221,414	221,260	—	221,260	—
Interest payable	3,346	3,346	—	3,346	—
Federal Home Loan Bank borrowings	465,071	459,327	—	459,327	—
Other borrowings	—	—	—	—	—
Subordinated debt, net	94,553	87,977	—	87,977	—
Junior subordinated debentures, net	19,364	17,164	—	17,164	—

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
			$107,322

The Company has recognized approximately $2.6 million, pre-tax, of acquisition costs for the Delta Merger. Of this amount, $2.1 million was recognized during 2022. These costs are included in salaries and benefits, legal and professional and other expense. Of the $7.9 million adjustment to loans, $8.2 million is being accreted to interest income over the remaining term of the loans. The remaining $300,000 was the elimination of deferred fees and unearned discounts previously recorded by Jefferson Bank. The Company also recorded approximately $863,000 directly to the allowance for credit losses for loans identified as PCD. Of the $426 million of loans acquired, approximately $18.8 million was identified as PCD.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

Three months ended
March 31, 2022

Net interest income	$44,200
Provision for loan losses	2,952
Non-interest income	21,088
Non-interest expense	40,575
Income before taxes	21,761
Income tax expense	4,797
Net income	$16,964

Earnings per share
Basic	$0.88
Diluted	0.88

Basic weighted average shares o/s	19,295,860
Diluted weighted average shares o/s	19,358,457

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2023, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	March 31, 2023	March 31, 2022	December 31, 2022
Operating lease right-of-use assets	$15,092	$15,242	$15,774
Operating lease liabilities	15,353	15,458	16,035
Weighted-average remaining lease term (in years)	5.6	6.9	5.8
Weighted-average discount rate	2.68%	2.67%	2.67%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2023	$2,282
2024	2,610
2025	2,178
2026	2,067
2027	3,557
Thereafter	4,488
Total lease payments	17,182
Less imputed interest	(1,829)
Total lease liability	$15,353

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$753	$629
Short-term lease cost	30	27
Variable lease cost	223	266
Total lease cost	1,006	922
Income from subleases	(94)	(100)
Net lease cost	$912	$822

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2023	March 31, 2022
Operating cash flows from operating leases	$781	$722

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.1	$13,384	$(2,525)

December 31, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.3	$13,448	$(3,100)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Derivatives	2023	2022
Interest rate swap agreements	Interest income on loans	$(325)	$(785)

		Three months ended March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2023	2022
Interest rate swap agreements	Interest income on loans	$325	$785

As of March 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,556	$(828)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2023 (dollars in thousands):

March 31, 2023	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	4.8	$38,579	$3,353
Interest rate swap agreements	Other liabilities	4.8	38,579	(3,353)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid and Blackhawk, such as discussions of First Mid’s and Blackhawk’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid and Blackhawk, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the proposed transactions between First Mid and Blackhawk will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Blackhawk with First Mid will be materially delayed or will be more costly or difficult than expected; the inability to complete the proposed transactions due to the failure to satisfy conditions to completion of the proposed transactions, including failure to obtain the required regulatory, shareholder and other approvals; the failure of the proposed transactions to close for any other reason; the effect of the announcement of the proposed transactions on customer relationships and operating results; the possibility that the proposed transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of First Mid and Blackhawk; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s and Blackhawk’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid and Blackhawk; accounting principles, policies and guidelines; and the impact of the global COVID-19 pandemic on First Mid’s or Blackhawk’s businesses, the ability to complete the proposed transactions or any of the other foregoing risks. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $19.2 million and $16.6 million for the three months ended March 31, 2023 and 2022, respectively. Diluted net income per common share was $0.93 and $0.86 for the three months ended March 31, 2023 and 2022, respectively.

The following table shows the Company’s annualized performance ratios for three months ended March 31, 2023 and 2022, compared to the performance ratios for the year ended December 31, 2022:

	Three months ended		Year ended
	March 31, 2023	March 31, 2022	December 31, 2022
Return on average assets	1.15%	1.05%	1.11%
Return on average common equity	12.11%	9.95%	11.38%
Average equity to average assets	9.47%	10.56%	9.77%

Total assets were $6.7 billion at March 31, 2023, compared to $6.7 billion as of December 31, 2022. From December 31, 2022 to March 31, 2023, cash and cash equivalents increased $16.7 million, net loan balances decreased $65.4 million and investment securities decreased $6.2 million. Net loan balances were $4.70 billion at March 31, 2023 compared to $4.77 billion at December 31, 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 2.94% for the three months ended March 31, 2023, down from 3.07% for the same period in 2022. This decrease was primarily due to increased rates on interest-bearing deposits and borrowings partially offset by an increase in earning asset yields. Net interest income before the provision for loan losses was $43.2 million compared to net interest income of $43.5 million for the same period in 2022. The decrease in net interest income was primarily due to organic growth and the acquisition of Jefferson Bank during the first quarter of 2022, offset by higher funding costs.

Total non-interest income of $22.5 million increased $1.4 million or 6.6% from $21.1 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions and income from Jefferson Bank.

Total non-interest expense of $41.6 million increased $1.2 million or 2.9% from $40.4 million for the same period last year. The increased was primarily due to variable costs tied to the increased revenues, inflationary impacts, and expenses from the acquisition of Delta during February of 2022.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2023 versus 2022
Three months ended
March 31, 2023
Net interest income	$(331)
Provision for credit losses	3,769
Other income, including securities transactions	1,391
Other expenses	(1,189)
Income taxes	(1,076)
Increase (decrease) in net income	$2,564

Credit quality is an area of importance to the Company. Total nonperforming loans were $15.2 million at March 31, 2023, compared to $22.5 million at March 31, 2022 and $19.2 million at December 31, 2022. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.1 million at March 31, 2023 compared to $4.8 million at March 31, 2022 and $4.4 million at December 31, 2022.

The Company’s provision for credit losses for the three months ended March 31, 2023 and 2022 was ($0.8) million and $3.0 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Total loans past due 30 days or more were 0.21% of loans at March 31, 2023 compared to 0.53% at March 31, 2022, and 0.24% of loans at December 31, 2022. Loans secured by both commercial and residential real estate comprised approximately 69.1% of the loan portfolio as of March 31, 2023 and 68.8% as of December 31, 2022.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2023 and 2022 and December 31, 2022 was 12.88%, 12.42% and 12.40%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2023 and 2022, and December 31, 2022 was 15.74%, 15.41% and 15.20%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2022 was primarily due to net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2023 and 2022, were $1.2 billion and $1.2 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $0.5 million and $0.4 million for the assessment during the first three months of 2023 and 2022, respectively.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2023 and 2022 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $755,000 and $770,000 for 2023 and 2022, respectively were 2.89% and 3.03% at March 31, 2023 and 2022, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2023 and 2022 in the following table (dollars in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$15,688	$209	5.40%	$135,176	$55	0.16%
Federal funds sold	7,753	85	4.44%	3,714	1	0.13%
Certificates of deposit	1,789	14	3.09%	2,238	11	2.04%
Investment securities:
Taxable	957,951	5,163	2.16%	1,111,109	4,905	1.77%
Tax-exempt (1)	280,828	2,486	3.54%	382,909	2,867	2.99%
Loans net of unearned income (TE) (2)	4,788,255	56,469	4.78%	4,182,606	40,076	3.88%
Total earning assets	6,052,264	64,426	4.32%	5,817,752	47,915	3.33%
Cash and due from banks	135,145			114,257
Premises and equipment	90,345			83,883
Other assets	475,022			367,966
Allowance for loan losses	(59,558)			(58,462)
Total assets	$6,693,218			$6,325,396
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,504,073	$9,655	1.56%	$2,610,573	$1,321	0.21%
Savings deposits	640,347	191	0.12%	658,038	119	0.07%
Time deposits	699,328	2,921	1.69%	615,142	708	0.47%
Total interest-bearing deposits	3,843,748	12,767	1.35%	3,883,753	2,148	0.22%
Securities sold under agreements to repurchase	231,012	1,463	2.57%	173,491	67	0.16%
FHLB advances	540,156	4,874	3.66%	115,852	276	0.97%
Federal funds purchased	778	9	4.69%	44	—	—%
Subordinated debt	94,567	987	4.23%	94,413	986	4.24%
Junior subordinated debentures	19,385	379	7.93%	19,210	146	3.08%
Other debt	—	—	—%	—	—	—%
Total borrowings	885,898	7,712	3.53%	403,010	1,475	1.48%
Total interest-bearing liabilities	4,729,646	20,479	1.76%	4,286,763	3,623	0.34%
Non interest-bearing demand deposits	1,273,527		1.38%	1,329,554		0.26%
Other liabilities	56,456			41,345
Stockholders' equity	633,589			667,734
Total liabilities and equity	$6,693,218			$6,325,396
Net interest income		$43,947			$44,292
Net interest spread			2.56%			2.99%
Impact of non interest-bearing funds			0.38%			0.08%
TE net yield on interest-earning assets			2.94%			3.07%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2023, compared to the same period in 2022 (in thousands):

	Three months ended March 31, 2023 Compared to 2022 Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$154	$(368)	$522
Federal funds sold	84	3	81
Certificates of deposit investments	3	(12)	15
Investment securities:
Taxable	258	(3,236)	3,494
Tax-exempt (2)	(381)	(847)	466
Loans (2) (3)	16,393	6,300	10,093
Total interest income	$16,511	$1,840	$14,671
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$8,334	$(393)	$8,727
Savings deposits	72	(21)	93
Time deposits	2,213	111	2,102
Securities sold under agreements to repurchase	1,396	30	1,366
FHLB advances	4,598	2,617	1,981
Federal funds purchased	9	—	9
Subordinated debt	1	8	(7)
Junior subordinated debentures	233	1	232
Total interest expense	16,856	2,353	14,503
Net interest income	$(345)	$(513)	$168

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income decreased $0.3 million, or 0.8%, to $43.9 million for the three months ended March 31, 2023, from $44.3 million for the same period in 2022. Net interest income and net interest margin decreased primarily due to an increase in deposit and borrowing rates more than offsetting the increase in earning asset yields.

For the three months ended March 31, 2023, average earning assets increased $234.5 million, or 4.0%, and average interest-bearing liabilities increased $442.9 million or 10.3% compared with average balances for the same period in 2022.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $119.5 million or 88.4%.
•
Average federal funds sold increased $4.0 million or 108.8%.
•
Average certificates of deposits investments decreased $0.4 million or 20.1%.
•
Average loans increased by $605.6 million or 14.5%.
•
Average securities decreased by $255.2 million or 17.1%.
•
Average interest-bearing customer deposits decreased by $40.0 million or -1.0%.
•
Average securities sold under agreements to repurchase increased by $57.5 million or 33.2%.
•
Average borrowings and other debt increased by $425.4 million or 185.3%.
•
Net interest margin decreased to 2.94% for the first three months of 2023 from 3.07% for the first three months of 2022.

Provision for Loan Losses

The provision for credit losses for the three months ended March 31, 2023 and 2022 was ($0.8) million and $3.0 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Net charge-offs were $53,000 for the three months ended March 31, 2023, compared to net recoveries of $4,000 for March 31, 2022. Nonperforming loans were $15.2 million and $22.5 million as of March 31, 2023 and 2022, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Wealth management revenues	$5,514	$5,975	$(461)	-7.7%
Insurance commissions	8,480	7,104	1,376	19.4%
Service charges	2,203	2,056	147	7.1%
Security gains, net	(46)	—	(46)	0.0%
Mortgage banking revenue, net	150	444	(294)	-66.2%
ATM / debit card revenue	3,083	2,898	185	6.4%
Bank owned life insurance	1,641	844	797	94.4%
Other	1,454	1,767	(313)	-17.7%
Total other income	$22,479	$21,088	$1,391	6.6%

Following are explanations of the changes in these other income categories for the three months ended March 31, 2023 compared to the same period in 2022:

•
Wealth management revenues decreased due to lower market prices reducing fee based income.
•
Insurance commissions increased primarily due to an increase in commission income and contingency income during 2023 compared to the same period last year.
•
Fees from service charges increased during the first three months of 2023 primarily due to an increase in overdraft fees and transaction account service charges during the period and the acquisition of Jefferson Bank.
•
Net loss from the sale of securities during 2023 and 2022 were $46,000 and $0, respectively.
•
The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•
$11.5 million (representing 75 loans) for the three months ended March 31, 2023.
•
$19.6 million (representing 139 loans) for the three months ended March 31, 2022.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Jefferson Bank.
•
Bank owned life insurance income increased approximately $797,000 during the first three months of 2023 compared to the same period in 2022 primarily due to a claim payout, higher rates, and $15.8 million of insurance added through the acquisition of Jefferson Bank.
•
Other income decreased primarily due to a gain realized on the termination of derivatives in March of 2022.

Other Expense

The following table sets forth the major components of other expense for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$26,071	$24,302	$1,769	7.3%
Net occupancy and equipment expense	6,005	6,155	(150)	-2.4%
Net other real estate owned expense	133	(33)	166	-503.0%
FDIC insurance	463	426	37	8.7%
Amortization of intangible assets	1,522	1,522	—	0.0%
Stationery and supplies	292	311	(19)	-6.1%
Legal and professional	1,690	1,734	(44)	-2.5%
Marketing and donations	654	873	(219)	-25.1%
ATM/debit card expense	1,223	1,078	145	13.5%
Other operating expenses	3,524	4,020	(496)	-12.3%
Total other expense	$41,577	$40,388	$1,189	2.9%

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2023 compared to the same period in 2022:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to an increase in incentive compensation and commissions, share-based compensation expense, increases for merit raises and applicable payroll taxes, and the addition of Jefferson Bank, offset by declines in bonus accrual expense and group insurance expense, during the first three months of 2023. There were 988 and 1,050 full-time equivalent employees at March 31, 2023 and 2022, respectively.
•
The decrease in occupancy and equipment expense was due to decreases in building maintenance and uncapitalized equipment.
•
The increase net other real estate owned expense was primarily due to properties sold at a net gain during 2022.
•
Expense for amortization of intangible assets was flat for the three months ended March 31, 2023 compared to 2022. Core deposit intangibles increased, while mortgage servicing rights decreased.
•
The decrease in other operating expenses was primarily due to less acquisition costs in 2023 due to the acquisition of Delta in the first quarter of 2022.
•
On a net basis, all other categories of operating expenses decreased during the period compared to last year primarily due to the the Company's ongoing efficiency improvement efforts.

Income Taxes

Total income tax expense amounted to $5.7 million (23.0% effective tax rate) for the three months ended March 31, 2023, compared to $4.6 million (21.9% effective tax rate) for the same period in 2022. The increase in effective rate is related to increased pre-tax net income while permanent items were relatively stable.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2023 and December 31, 2022 (dollars in thousands)

	March 31, 2023		December 31, 2022
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$253,228	1.29%	$252,934	1.28%
Obligations of states and political subdivisions	339,808	2.30%	347,409	2.31%
Mortgage-backed securities: GSE residential	730,036	1.69%	744,636	1.69%
Other securities	86,830	3.36%	90,347	3.41%
Total securities	$1,409,902	1.87%	$1,435,326	1.87%

At March 31, 2023, the Company’s investment portfolio decreased by $25.4 million from December 31, 2022 primarily due to securities sold and securities maturing in the period. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2023 for investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2023 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$253,228	$223,545	$26,161	$197,384	$—	$—	$—	$—
Obligations of state and political subdivisions	339,808	284,997	45,756	193,560	45,280	—	—	401
Mortgage-backed securities (2)	730,036	624,272	959	—	—	—	—	623,313
Other securities	83,851	79,884	—	15,661	22,936	6,532	—	34,755
Total available-for-sale	$1,406,923	$1,212,698	$72,876	$406,605	$68,216	$6,532	$—	$658,469
Held-to-maturity:
Other securities	2,979	2,979	—	—	—	—	—	2,979
Total held-to-maturity	$2,979	$2,979	$—	$—	$—	$—	$—	$2,979
Equity securities:
Federal Agricultural Mtg Corp	$85	$362	$—	$—	$—	$—	$—	$362

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$159,157	3.3%	$144,264	3.0%
Agricultural real estate	401,957	8.4%	410,327	8.5%
1-4 family residential properties	424,545	8.9%	440,180	9.1%
Multifamily residential properties	301,808	6.3%	294,346	6.1%
Commercial real estate	2,003,647	42.2%	2,030,011	42.1%
Loans secured by real estate	3,291,114	69.1%	3,319,128	68.8%
Agricultural loans	146,847	3.1%	166,838	3.5%
Commercial and industrial loans	1,078,021	22.6%	1,082,960	22.4%
Consumer loans	88,430	1.9%	97,775	2.0%
All other loans	156,219	3.3%	159,511	3.3%
Total loans	$4,760,631	100.0%	$4,826,212	100.0%

Loan balances decreased $65.6 million, or (1.4%). The decrease was primarily due to less loan demand and lower line of credit draws. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.0 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

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

Loans are geographically dispersed in central and southern Illinois, the St. Louis Metro area, central Missouri, and Texas. While these regions have experienced some economic stress during 2023 and 2022, the Company does not consider these locations high risk areas since these regions have not experienced the significant changes in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2023 and December 31, 2022, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2023		December 31, 2022
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$422,417	8.87%	$445,241	9.23%
Lessors of non-residential buildings	945,733	19.87%	956,120	19.81%
Lessors of residential buildings and dwellings	462,809	9.72%	453,219	9.39%
Hotels and motels	211,395	4.44%	209,837	4.35%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2023, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$36,125	$66,540	$56,492	$159,157
Agricultural real estate	12,687	128,861	260,409	401,957
1-4 family residential properties	11,362	118,826	294,357	424,545
Multifamily residential properties	16,742	226,867	58,199	301,808
Commercial real estate	119,912	1,013,790	869,945	2,003,647
Loans secured by real estate	196,828	1,554,884	1,539,402	3,291,114
Agricultural loans	96,434	43,677	6,736	146,847
Commercial and industrial loans	353,335	476,963	247,723	1,078,021
Consumer loans	7,687	58,726	22,017	88,430
All other loans	23,087	24,783	108,349	156,219
Total loans	$677,371	$2,159,033	$1,924,227	$4,760,631

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of March 31, 2023, loans with maturities over one year consisted of approximately $2.4 billion in fixed rate loans and approximately $1.6 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “modified”. Repossessed assets include primarily repossessed real estate and automobiles.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Nonaccrual loans	$13,798	$15,956
Modified loans which are performing in accordance with revised terms	1,365	3,214
Total nonperforming loans	15,163	19,170
Repossessed assets	4,062	4,369
Total nonperforming loans and repossessed assets	$19,225	$23,539
Nonperforming loans to loans, before allowance for loan losses	0.32%	0.40%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.40%	0.49%

The $2.2 million decrease in nonaccrual loans during 2023 resulted from the net of $0.8 million of loans put on nonaccrual status offset by $2.3 million of loans becoming current or paid-off, $0.6 million of loans transferred to other real estate and $0.1 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	March 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$14	0.1%	$14	0.1%
Agricultural real estate	1,246	9.0%	1,258	7.9%
1-4 family residential properties	3,442	24.9%	4,943	31.0%
Multifamily residential properties	1,162	8.4%	672	4.2%
Commercial real estate	6,076	44.1%	7,640	47.9%
Loans secured by real estate	11,940	86.5%	14,527	91.0%
Agricultural loans	483	3.5%	57	0.4%
Commercial and industrial loans	1,136	8.2%	1,098	6.9%
Consumer loans	239	1.8%	274	1.7%
Total loans	$13,798	100.0%	$15,956	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The $0.3 million decrease in repossessed assets during the first three months of 2023 resulted from $682,000 of additional assets repossessed and $0.8 million of repossessed assets sold, $0.2 million of writedowns, and approximately $0 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	March 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,688	66.2%	$2,763	63.2%
1-4 family residential properties	38	0.9%	108	2.5%
Commercial real estate	1,298	32.0%	1,390	31.8%
Total real estate	4,024	99.1%	4,261	97.5%
Consumer loans	38	0.9%	108	2.5%
Total repossessed collateral	$4,062	100.0%	$4,369	100.0%

Repossessed assets sold during the first three months of 2023 resulted in net gains of $0.1 million related to real estate asset sales and net losses of $17,000 related to other asset sales. The Company also recognized no deferred losses and recorded $0.2 million of writedowns on three real estate properties owned. Repossessed assets sold during the same period in 2022 resulted in net gains of $21,000 related to real estate asset sales and net gains of $0 related to other asset sales. The company also recognized $0.1 million of deferred gains and recorded $0 of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2023, the Company’s loan portfolio included $548.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $422.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $28.4 million from $577.2 million at December 31, 2022 while loans concentrated in other grain farming decreased $22.8 million from $445.2 million at December 31, 2022. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $211.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $945.7 million of loans to lessors of non-residential buildings, and $462.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of March 31, 2023 and 2022, and of changes in the allowance for the three months ended March 31, 2023 and 2022, is as follows (dollars in thousands):

	Three months ended March 31,
	2023	2022
Average loans outstanding, net of unearned income	$4,728,697	$4,182,606
Allowance-prior year end of period	59,093	54,655
Adjustment for adoption of ASU 2013-16	—	—
Allowance - beginning of period	59,093	54,655
Initial allowance on loans purchased with credit deterioration	—	863
Charge-offs:
Construction and land development	—	2
Agricultural real estate	—	—
1-4 family residential	40	72
Commercial real estate	—	339
Agricultural	—	—
Commercial and industrial	13	3
Consumer	427	358
Total charge-offs	480	774
Recoveries:
Construction and land development	—	—
Agricultural real estate	—	—
1-4 family residential	24	203
Commercial real estate	4	347
Agricultural	3	—
Commercial and industrial	256	61
Consumer	140	167
Total recoveries	427	778
Net charge-offs (recoveries)	53	(4)
Provision for loan losses	(817)	2,952
Allowance-end of period	$58,223	$58,474
Ratio of annualized net charge-offs to average loans	0.00%	0.00%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.22%	1.31%
Ratio of allowance for credit losses to nonperforming loans	384%	260%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at March 31, 2023 compared to March 31, 2022.

During the first three months of 2023, the Company had net charge offs of $53,000 compared to net recoveries of $4,000 in 2022. During the first three months of 2023, there were no significant charge-offs. During the first three months of 2022, there were significant charge-offs of two commercial real estate loan to one borrower totaling $0.3 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022 (dollars in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022		Year ended December 31, 2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,273,527	—%	$1,329,554	—%	$1,356,912	—%
Interest-bearing	2,504,073	1.56%	2,610,573	0.21%	2,598,480	0.53%
Savings	640,347	0.12%	658,038	0.07%	666,334	0.09%
Time deposits	699,328	1.69%	615,142	0.47%	655,240	0.69%
Total average deposits	$5,117,275	1.01%	$5,213,307	0.17%	$5,276,966	0.36%

During the first three months of 2023, the average balance of deposits decreased by $159.7 million from the average balance for the year ended December 31, 2022. Average non-interest-bearing deposits decreased by $83.4 million, average interest-bearing balances decreased by $94.4 million, savings account balances decreased $26.0 million and balances of time deposits increased $44.1 million. A majority of the overall deposit decline in the period was attributable to one customer. As previously mentioned, the Company received approximately $225 million of deposits in the third quarter of last year related to a customer’s sale of certain assets. These funds were known to be temporary deposits on the Company’s balance sheet as they would be deployed for capital and operating needs of the customer. Most of this outflow occurred during the period with approximately $50 million of the balance remaining as of March 31, 2023. The Company has no other large customer deposit concentrations similar to this one. The Company has not lost a customer related to the industry’s deposit security concerns subsequent to the bank failures in March. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $25,000. The percentage of deposits that were uninsured at quarter end was 25.9%.

Outside of the previously mentioned customer, deposit flows throughout the quarter were relatively similar to prior periods where rate competition was a key determinant to the migration. Late in the first quarter, the Company saw an increase in the competitive landscape resulting in higher matching and promotional rates to normalize deposit flows. In addition, deposit security became a more common discussion topic, and the Company met customer needs and maintained deposit relationships by moving approximately $93 million of deposits into the Intrafi Network for the FDIC insurance coverage.

The following table sets forth the high and low month-end balances for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022 (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022	Year ended December 31, 2022
High month-end balances of total deposits	$5,165,594	$5,487,305	$5,487,305
Low month-end balances of total deposits	5,030,778	4,904,973	4,904,973

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
3 months or less	$65,202	$80,856
Over 3 through 6 months	96,152	31,771
Over 6 through 12 months	212,488	127,405
Over 12 months	186,600	183,597
Total	$560,442	$423,629

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2023 and December 31, 2022 is presented below (dollars in thousands):

	March 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$228,664	$221,414
Federal Home Loan Bank advances:
FHLB – overnite	110,000	65,000
Fixed term – due in one year or less	70,016	110,040
Fixed term – due after one year	415,005	290,031
Other borrowings:
Subordinated debt	94,593	94,553
Junior subordinated debentures	19,406	19,364
Total	$937,684	$800,402
Average interest rate at end of period	3.36%	2.52%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$231,650	$257,061
Federal Home Loan Bank advances:
FHLB – overnite	130,000	310,000
Fixed term – due in one year or less	105,024	160,048
Fixed term – due after one year	415,005	290,031
Other borrowings:
Federal funds purchased	—	10,000
Subordinated debt	94,593	94,553
Junior subordinated debentures	19,406	19,364

Averages for the period (YTD):
Securities sold under agreements to repurchase	$231,012	$202,242
Federal Home Loan Bank advances:
FHLB – overnite	118,389	100,084
Fixed term – due in one year or less	120,000	94,247
Fixed term – due after one year	301,767	82,070
Other borrowings:
Federal funds purchased	778	481
Loans due in one year or less	—	14
Subordinated debt	94,567	94,471
Junior subordinated debentures	19,385	19,275
Total	$885,898	$592,884
Average interest rate during the period	3.48%	2.16%

Securities sold under agreements to repurchase increased $7.3 million during the first three months of 2023 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At March 31, 2023 the fixed term advances, consisted of $594.7 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$110,000,000	overnight	4.86%	April 1, 2023
5,000,000	4.0	2.44%	May 30, 2023
5,000,000	1.0	2.00%	May 31, 2023
25,000,000	9 months	4.34%	June 30, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
50,000,000	4.0	2.98%	December 8, 2027
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
25,000,000	5.0	3.56%	March 10, 2028
25,000,000	5.0	3.35%	March 13, 2028
25,000,000	5.0	3.47%	March 13, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
50,000,000	10.0	2.77%	December 13, 2032
25,000,000	10.0	2.60%	March 14, 2033
25,000,000	10.0	2.40%	March 15, 2033

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of March 31, 2023. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2023 and 2022, and December 31, 2022.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 6.47% and 6.37% at March 31, 2023 and December 31, 2022, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (6.72% and 6.47% at March 31, 2023 and December 31, 2022, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (6.57% and 6.62% at March 31, 2023 and December 31, 2022, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2023 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$17,289	$—	$—	$—	$—	$—	$17,289	$17,289
Certificates of deposit investments	245	1,225	245	—	—	—	1,715	1,715
Taxable investment securities	17,775	97,821	97,583	73,366	118,229	530,162	934,936	934,936
Nontaxable investment securities	(47,345)	4,115	3,041	8,101	8,938	304,253	281,103	281,103
Loans	1,668,065	705,110	634,729	815,672	585,662	351,393	4,760,631	4,497,336
Total	$1,656,029	$808,271	$735,598	$897,139	$712,829	$1,185,808	$5,995,674	$5,732,379
Interest-bearing liabilities:
Savings and NOW accounts	$519,844	$178,039	$178,039	$178,039	$178,039	$827,482	$2,059,482	$2,059,482
Money market accounts	567,713	45,926	45,926	45,926	45,926	127,035	878,452	878,452
Other time deposits	558,648	188,627	22,977	15,049	45,031	331	830,663	824,300
Short-term borrowings/debt	228,664	—	—	—	—	—	228,664	338,486
Long-term borrowings/debt	199,422	65,024	99,573	—	225,000	120,001	709,020	588,528
Total	$2,074,291	$477,616	$346,515	$239,014	$493,996	$1,074,849	$4,706,281	$4,689,248
Rate sensitive assets – rate sensitive liabilities	$(418,262)	$330,655	$389,083	$658,125	$218,833	$110,959	$1,289,393
Cumulative GAP	(418,262)	(87,607)	301,476	959,601	1,178,434	1,289,393
Cumulative amounts as % of total Rate sensitive assets	-7.0%	5.5%	6.5%	11.0%	3.6%	1.9%
Cumulative Ratio	-7.0%	-1.5%	5.0%	16.0%	19.7%	21.5%

The static GAP analysis shows that at March 31, 2023, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At March 31, 2023, the Company’s stockholders' equity increased $28.7 million or 4.5%, to $661.9 million from $633.2 million as of December 31, 2022. During the first three months of 2023, net income contributed $19.2 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $13.6 million, net of tax. Dividends of $4.7 million were paid during the first three months of 2023.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2023 and December 31, 2022, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk-weighted assets)
Company	$817,545	15.74%	$545,260	> 10.50%	N/A	N/A
First Mid Bank	762,009	14.72%	543,584	> 10.50%	$517,700	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	668,971	12.88%	441,401	> 8.50%	N/A	N/A
First Mid Bank	708,028	13.68%	440,045	> 8.50%	414,160	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	649,565	12.51%	363,507	> 7.00%	N/A	N/A
First Mid Bank	708,028	13.68%	362,390	> 7.00%	336,505	> 6.50%
Tier 1 capital (to average assets)
Company	668,971	12.88%	270,608	> 4.00%	N/A	N/A
First Mid Bank	708,028	13.68%	269,533	> 4.00%	336,916	> 5.00%

December 31, 2022
Total capital (to risk-weighted assets)
Company	$801,966	15.20%	$554,164	>10.50%	N/A	N/A
First Mid Bank	745,624	14.18%	552,161	>10.50%	$525,868	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	654,453	12.40%	448,609	> 8.50%	N/A	N/A
First Mid Bank	692,664	13.17%	446,987	> 8.50%	420,694	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	635,089	12.03%	369,442	> 7.00%	N/A	N/A
First Mid Bank	692,664	13.17%	368,107	> 7.00%	341,814	> 6.50%
Tier 1 capital (to average assets)
Company	654,453	9.68%	268,875	> 4.00%	N/A	N/A
First Mid Bank	692,664	10.22%	270,990	> 4.00%	338,738	> 5.00%
The Company's risk-weighted assets, capital, and capital ratios for March 31, 2023 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of March 31, 2023, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: The Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 60,550 and 26,000 restricted stock awards during 2023 and 2022, respectively and 37,900 and 37,150 as stock unit awards during 2023 and 2022, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2023, 54,739 shares have been issued pursuant to the ESPP. During the three months ended March 31, 2023 and 2022, 7,963 shares and 3,149 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2022, the Company repurchased 170 shares. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. The Company has approximately $4.1 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. As of June 30, 2022, First Mid had purchased $10 million of federal funds from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2023, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2023, the excess collateral at the FHLB would support approximately $416 million of additional advances for First Mid Bank.

•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of March 31, 2023, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2023 and 2022 and December 31, 2022.

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2023 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$830,663	$558,648	$211,604	$60,080	$331
Debt	113,999	—	3,943	—	110,056
Other borrowing	823,685	408,680	70,005	225,000	120,000
Operating leases	17,183	2,967	4,614	3,731	5,871
Supplemental retirement	1,828	50	100	150	1,528
	$1,787,358	$970,345	$290,266	$288,961	$237,786

For the three months ended March 31, 2023, net cash of $20.3 million was provided by operating activities, $89.7 million was provided by investing activities, and $93.3 million was used in financing activities. In total, cash and cash equivalents increased by $16.7 million since year-end 2022.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Unused commitments and lines of credit:
Commercial real estate	$174,593	$147,702
Commercial operating	657,253	655,676
Home equity	64,938	63,570
Other	314,181	307,030
Total	$1,210,965	$1,173,978
Standby letters of credit	$9,389	$10,162

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2022. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$4,066,000
February 1, 2023 - February 28, 2023	—	—	—	4,066,000
March 1, 2023 - March 31, 2023	170	27.64	170	4,061,000
Total	170	$27.64	170	$4,061,000

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

2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Eagle Sub LLC, Blackhawk Bancorp, Inc., and the sellers as defined therein, dated March 20, 2023

Incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023

10.1

Sixth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated April 7, 2023

Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2023

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted as Inline XBRL and contained in Exhibits 101)
 Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 9, 2023

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer