Form 10-Q
period 2023-06-30
FIRST MID BANCSHARES, INC.
filed 2023-08-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, 20,539,816 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks:
Non-interest bearing	$133,544	$138,412
Interest bearing	32,549	6,394
Federal funds sold	8,160	7,627
Cash and cash equivalents	174,253	152,433
Certificates of deposit	1,715	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,377,803 and $1,432,372 at June 30, 2023 and December 31, 2022, respectively)	1,164,333	1,218,985
Held-to-maturity, at amortized cost (estimated fair value of $2,971 and $2,954 at June 30, 2023 and December 31, 2022, respectively)	2,971	2,954
Equity securities, at fair value	409	311
Loans held for sale	2,713	338
Loans	4,810,703	4,825,874
Less allowance for credit losses	(58,719)	(59,093)
Net loans	4,751,984	4,766,781
Interest receivable	28,980	28,357
Other real estate owned	3,978	4,261
Premises and equipment, net	89,924	90,473
Goodwill	146,363	140,412
Intangible assets, net	32,252	29,485
Bank owned life insurance	152,538	151,756
Right of use lease assets	14,895	15,774
Deferred tax asset, net	72,284	72,254
Other assets	64,277	68,171
Total assets	$6,703,869	$6,744,215
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,171,047	$1,256,514
Interest bearing	4,048,538	4,000,487
Total deposits	5,219,585	5,257,001
Securities sold under agreements to repurchase	209,170	221,414
Interest payable	4,344	3,346
FHLB borrowings	449,979	465,071
Junior subordinated debentures, net	19,448	19,364
Subordinated debt, net	94,632	94,553
Lease liabilities	15,176	16,035
Other liabilities	30,848	34,276
Total liabilities	6,043,182	6,111,060
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 21,167,452 and 21,091,466 shares in 2023 and 2022, respectively; outstanding 20,528,192 and 20,452,376 shares in 2023 and 2022, respectively)	86,670	86,366
Additional paid-in capital	428,504	427,001
Retained earnings	315,636	289,284
Deferred compensation	1,502	2,064
Accumulated other comprehensive loss	(151,566)	(151,507)
Less treasury stock, at cost (639,260 shares in 2023 and 639,090 shares in 2022)	(20,059)	(20,053)
Total stockholders’ equity	660,687	633,155
Total liabilities and stockholders’ equity	$6,703,869	$6,744,215

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$58,368	$43,555	$114,604	$83,463
Interest on investment securities	7,193	7,623	14,320	14,793
Interest on certificates of deposit investments	15	9	29	21
Interest on federal funds sold	98	7	183	7
Interest on deposits with other financial institutions	456	89	665	144
Total interest income	66,130	51,283	129,801	98,428
Interest expense:
Interest on deposits	16,580	2,523	29,347	4,671
Interest on securities sold under agreements to repurchase	1,723	137	3,186	204
Interest on FHLB borrowings	4,084	640	8,958	916
Interest on other borrowings	—	5	9	5
Interest on junior subordinated debentures	390	166	769	312
Interest on subordinated debentures	986	986	1,974	1,972
Total interest expense	23,763	4,457	44,243	8,080
Net interest income	42,367	46,826	85,558	90,348
Provision for credit losses	458	907	(359)	3,859
Net interest income after provision for credit losses	41,909	45,919	85,917	86,489
Other income:
Wealth management revenues	5,341	5,473	10,855	11,448
Insurance commissions	5,737	5,641	14,217	12,745
Service charges	2,386	2,236	4,589	4,292
Securities gains (losses), net	(6)	2	(52)	2
Mortgage banking revenue, net	332	289	482	770
ATM / debit card revenue	3,265	3,214	6,348	6,112
Bank owned life insurance	1,189	877	2,830	1,721
Other	1,242	827	2,696	2,594
Total other income	19,486	18,559	41,965	39,684
Other expense:
Salaries and employee benefits	23,544	25,768	49,615	50,107
Net occupancy and equipment expense	6,035	6,073	12,040	12,228
Net other real estate owned expense	27	218	160	185
FDIC insurance	1,076	436	1,539	862
Amortization of intangible assets	1,477	1,633	2,999	3,155
Stationery and supplies	315	325	607	636
Legal and professional	1,780	1,885	3,470	3,619
ATM / debit card	1,016	670	2,239	1,748
Marketing and donations	908	706	1,562	1,579
Other	3,864	3,801	7,388	7,821
Total other expense	40,042	41,515	81,619	81,940
Income before income taxes	21,353	22,963	46,263	44,233
Income taxes	4,786	5,205	10,516	9,859
Net income	$16,567	$17,758	$35,747	$34,374
Per share data:
Basic net income per common share	$0.81	$0.87	$1.74	$1.73
Diluted net income per common share	0.80	0.86	1.74	1.72
Cash dividends declared per common share	0.23	0.22	0.46	0.44

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$16,567	$17,758	$35,747	$34,374
Other comprehensive income/(loss)
Unrealized losses on available-for-sale securities, net of tax benefits of $5,583 and $22,142 for three months ended June 30, 2023 and 2022, respectively and $39 and $52,040 for six months ended June 30, 2023 and 2022, respectively	(13,670)	(54,211)	(97)	(127,408)
Less: reclassification adjustment for realized gains/(losses) included in net income, net of taxes (benefit) of ($1) and $1 for three months ended June 30, 2023 and 2022, respectively and ($14) and $1 for six months ended June 30, 2023 and 2022, respectively	(5)	1	(38)	1
Other comprehensive loss, net of taxes	(13,665)	(54,212)	(59)	(127,409)
Comprehensive income/(loss)	$2,902	$(36,454)	$35,688	$(93,035)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2023 and 2022

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2023	$86,636	$428,283	$303,768	$963	$(137,901)	$(19,884)	$661,865
Net income	—	—	16,567	—	—	—	16,567
Other comprehensive loss, net tax	—	—	—	—	(13,665)	—	(13,665)
Cash dividends on common stock (.230/share)	—	—	(4,699)	—	—	—	(4,699)
Forfeiture of 700 restricted shares pursuant to the 2017 stock incentive plan	(3)	(19)	—	—	—	—	(22)
Issuance of 9,175 common shares pursuant to the employee stock purchase plan	37	176	—	—	—	—	213
Deferred compensation	—	—	—	166	—	(175)	(9)
Vested restricted shares/units compensation expense	—	64	—	373	—	—	437
June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687

March 31, 2022	$86,264	$426,148	$246,805	$468	$(74,028)	$(19,272)	$666,385
Net income	—	—	17,758	—	—	—	17,758
Other comprehensive loss, net tax	—	—	—	—	(54,212)	—	(54,212)
Cash dividends on common stock (.220/share)	—	—	(4,483)	—	—	—	(4,483)
Issuance of 6,439 common shares pursuant to the deferred compensation plan	26	224	—	—	—	—	250
Issuance of 5,177 common shares pursuant to the employee stock purchase plan	20	149	—	—	—	—	169
Deferred compensation	—	—	—	146	—	(146)	—
Vested restricted shares/units compensation expense	—	41	—	360	—	—	401
June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2023 and 2022

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	35,747	—	—	—	35,747
Other comprehensive loss, net tax	—	—	—	—	(59)	—	(59)
Cash dividends on common stock (.460/share)	—	—	(9,395)	—	—	—	(9,395)
Issuance of 54,498 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	218	1,404	—	—	—	—	1,622
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 17,138 common shares pursuant to the employee stock purchase plan	69	360	—	—	—	—	429
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,189)	—	(1)	(1,190)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	117	—	627	—	—	744
June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	34,374	—	—	—	34,374
Other comprehensive loss, net tax	—	—	—	—	(127,409)	—	(127,409)
Cash dividends on common stock (.440/share)	—	—	(8,456)	—	—	—	(8,456)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,834 restricted shares pursuant to the 2017 stock incentive plan	219	2,040	—	—	—	—	2,259
Issuance of 4,950 common shares pursuant to the 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 8,326 common shares pursuant to the employee stock purchase plan	33	260	—	—	—	—	293
Issuance of 2,292,270 common shares pursuant to acquisition of Delta Banshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 262 treasury shares	—	—	—	—	—	(11)	(11)
Deferred compensation	—	—	—	(2,372)	—	(199)	(2,571)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	80	—	829	—	—	909
June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$35,747	$34,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(359)	3,859
Depreciation, amortization and accretion, net	6,868	7,653
Change in cash surrender value of bank owned life insurance	(1,854)	(1,720)
Gain on redemption of bank owned life insurance	(976)	—
Stock-based compensation expense	744	909
Operating lease payments	(1,577)	(1,517)
Loss (gain) on investment securities, net	52	(2)
Loss on sales and write downs of other real estate owned, net	70	69
Loss on sale of other assets	—	85
Gain on sale of loans held for sale, net	(518)	(712)
Increase in accrued interest receivable	(623)	(1,683)
Increase (decrease) in accrued interest payable	991	(127)
Origination of loans held for sale	(28,189)	(34,438)
Proceeds from sale of loans held for sale	26,332	36,612
Increase in other investment	—	(460)
Decrease (increase) in other assets	5,787	(13,402)
Decrease in other liabilities	(4,337)	(9,465)
Net cash provided by operating activities	38,158	20,111
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	—	735
Purchases of certificates of deposit investments	(245)	—
Proceeds from sales of securities available-for-sale	6,477	—
Proceeds from maturities of securities available-for-sale	47,719	82,525
Proceeds from maturities of securities held-to-maturity	—	5,000
Purchases of securities available-for-sale	(1,063)	(10,768)
Purchase of securities held-to-maturity	(17)	—
Net decrease (increase) in loans	14,508	(236,593)
Purchases of premises and equipment	(1,908)	(2,760)
Proceeds from sales of other real property owned	767	782
Proceeds from bank owned life insurance death benefit	976	—
Net cash (used in) provided by acquisition	(10,041)	67,323
Net cash provided by (used in) investing activities	57,173	(93,756)
Cash flows from financing activities:
Net decrease in deposits	(37,416)	(197,885)
Decrease in repurchase agreements	(12,244)	(6,857)
Proceeds from FHLB advances	160,000	325,000
Repayment of FHLB advances	(175,000)	(80,000)
Proceeds from issuance of common stock	549	823
Direct expenses related to capital transactions	—	(29)
Purchase of treasury stock	(5)	(11)
Dividends paid on common stock	(9,395)	(8,454)
Net cash (used in) provided by financing activities	(73,511)	42,587
Increase (decrease) in cash and cash equivalents	21,820	(31,058)
Cash and cash equivalents at beginning of period	152,433	168,602
Cash and cash equivalents at end of period	$174,253	$137,544

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$43,245	$7,764
Income taxes	9,705	18,880
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$648	$198
Initial recognition of right-of-use assets	663	715
Initial recognition of lease liabilities	663	715
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$11,751	$750,063
Consideration paid:
Cash paid	10,170	15,150
Common stock issued	—	92,172
Total consideration paid	10,170	107,322
Fair value of liabilities assumed	$1,581	$642,741

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2023 and 2022, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2023 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023. The Company operates as a one-segment entity for financial reporting purposes. The 2022 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Merger is anticipated to be completed in the third quarter of 2023 and is subject to the satisfaction of customary closing conditions in the Merger Agreement.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 59,950 and 61,400 shares of restricted stock during the six months ended June 30, 2023 and 2022, respectively, and 37,900 and 37,150 restricted stock units during the six months ended June 30, 2023 and 2022, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the six months ended June 30, 2023 and 2022, 17,138 shares and 8,326 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

Unrealized Losses on Securities
June 30, 2023
Net unrealized losses on securities available-for-sale	$(213,470)
Tax benefit	61,904
Balance at June 30, 2023	$(151,566)

December 31, 2022
Net unrealized losses on securities available-for-sale	$(213,387)
Tax benefit	61,880
Balance at December 31, 2022	$(151,507)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$(6)	$2	$(52)	$2	Securities (loss) gain, net
Tax effect	1	(1)	14	(1)	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$(5)	$1	$(38)	$1	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic net income per common share
Available to common stockholders:
Net income	$16,567,000	$17,758,000	$35,747,000	$34,374,000
Weighted average common shares outstanding	20,528,717	20,448,799	20,510,585	19,875,516
Basic earnings per common share	$0.81	$0.87	$1.74	$1.73

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$16,567,000	$17,758,000	$35,747,000	$34,374,000
Weighted average common shares outstanding	20,528,717	20,448,799	20,510,585	19,875,516
Dilutive potential common shares: restricted stock awarded	99,522	80,724	85,698	71,711
Diluted weighted average common shares outstanding	20,628,239	20,529,523	20,596,283	19,947,227
Diluted earnings per common share	$0.80	$0.86	$1.74	$1.72

There were no shares excluded when computing diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$246,712	$—	$(31,558)	$215,154
Obligations of states and political subdivisions	338,377	61	(56,422)	282,016
Mortgage-backed securities: GSE residential	713,394	1	(119,647)	593,748
Other securities	79,320	—	(5,905)	73,415
Total available-for-sale	$1,377,803	$62	$(213,532)	$1,164,333
Held-to-maturity:
Other investments	$2,971	$—	$—	$2,971
Total held-to-maturity	$2,971	$—	$—	$2,971
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$—	$(32,407)	$220,527
Obligations of states and political subdivisions	347,409	134	(59,845)	287,698
Mortgage-backed securities: GSE residential	744,636	3	(116,759)	627,880
Other securities	87,393	6	(4,519)	82,880
Total available-for-sale	$1,432,372	$143	$(213,530)	$1,218,985
Held-to-maturity:
Other investments	$2,954	$—	$—	$2,954
Total held-to-maturity	$2,954	$—	$—	$2,954

The Company also had $409,000 and $311,000 of equity securities, at fair value, as of June 30, 2023 and December 31, 2022, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of June 30, 2023, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months June 30,		Six months June 30,
	2023	2022	2023	2022
Gross gains	$—	$2	$6	$2
Gross losses	(6)	—	(58)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2023 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$167,082	$48,072	$—	$—	$215,154
Obligations of state and political subdivisions	18,358	80,207	182,228	1,223	282,016
Mortgage-backed securities: GSE residential	2,429	7,456	24,730	559,133	593,748
Other securities	23,407	49,356	652	—	73,415
Total available-for-sale investments	$211,276	$185,091	$207,610	$560,356	$1,164,333
Weighted average yield	1.64%	2.51%	2.04%	1.70%	1.87%
Full tax-equivalent yield	1.67%	2.51%	2.06%	1.72%	1.89%
Held to maturity:
Other investments	$—	$—	$—	$2,971	$2,971
Total held-to-maturity	$—	$—	$—	$2,971	$2,971
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2023.

Investment securities carried at approximately $904 million and $770 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,553	$(18)	$213,600	$(31,540)	$215,153	$(31,558)
Obligations of states and political subdivisions	42,383	(591)	230,437	(55,831)	272,820	(56,422)
Mortgage-backed securities: GSE residential	2,862	(95)	590,760	(119,552)	593,622	(119,647)
Other securities	9,842	(901)	57,824	(5,004)	67,666	(5,905)
Total	$56,640	$(1,605)	$1,092,621	$(211,927)	$1,149,261	$(213,532)
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,007	$(3,493)	$163,520	$(28,914)	$220,527	$(32,407)
Obligations of states and political subdivisions	220,102	(43,221)	45,419	(16,624)	265,521	(59,845)
Mortgage-backed securities: GSE residential	165,966	(19,859)	461,446	(96,900)	627,412	(116,759)
Other securities	64,676	(3,675)	6,698	(844)	71,374	(4,519)
Total	$507,751	$(70,248)	$677,083	$(143,282)	$1,184,834	$(213,530)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2023 there were forty-three available-for-sale securities with a fair value of $213.6 million and unrealized losses of $31.5 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were sixteen available-for-sale securities with a fair value of $163.5 million and unrealized losses of $28.9 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At June 30, 2023, there were two hundred twenty-five obligations of states and political subdivisions with a fair value of $230.4 million and unrealized losses of $55.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022 there were thirty-six obligations of states and political subdivisions with a fair value of $45.4 million and unrealized losses of $16.6 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2023, there were two hundred fifty-one mortgage-backed securities with a fair value of $590.8 million and unrealized losses of $119.6 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were ninety-one mortgage-backed securities with a fair value of $461.4 million and unrealized losses of $96.9 million in a continuous unrealized loss position for twelve months or more.

Other securities. At June 30, 2023, there were forty-two other securities with a fair value of $57.8 million and unrealized losses of $5.0 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were five other securities with a fair value of $6.7 million and unrealized losses of $0.8 million in a continuous unrealized loss position for twelve months or more.
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

A summary of loans at June 30, 2023 and December 31, 2022 follows (in thousands):

	June 30, 2023	December 31, 2022
Construction and land development	$151,673	$144,387
Agricultural real estate	392,686	410,790
1-4 family residential properties	418,750	440,018
Multifamily residential properties	304,147	295,073
Commercial real estate	2,062,236	2,036,243
Loans secured by real estate	3,329,492	3,326,511
Agricultural loans	148,148	166,695
Commercial and industrial loans	1,096,410	1,085,004
Consumer loans	80,211	97,730
All other loans	167,590	159,499
Total gross loans	4,821,851	4,835,439
Less: loans held for sale	2,713	338
	4,819,138	4,835,101
Less:
Net deferred loan fees, premiums and discounts	8,435	9,227
Allowance for credit losses	58,719	59,093
Net loans	$4,751,984	$4,766,781

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $23.8 million and $23.0 million at June 30, 2023 and December 31, 2022, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, and Texas. At June 30, 2023, the Company’s loan portfolio included $540.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $417.6 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $36.6 million from $577.2 million at December 31, 2022 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming decreased $27.7 million from $445.2 million at December 31, 2022. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $215.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $991.1 million of loans to lessors of non-residential buildings, and $473.7 million of loans to lessors of residential buildings and dwellings.

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

Agricultural Loans. Losses in this segment are very low. Commodity prices have been volatile and yield expectations have been lowered due to the lack of rain. The qualitative factors of this segment were increased due to this higher level of risk.

Commercial and Industrial Loans. This segment includes the second largest balance of allowance for credit losses. The qualitative factors for this segment was increased due to actual and expected changes in economic and business conditions.

Consumer Loans. This segment is the smallest portion of the Company's loan portfolio. This segment is anticipated to be impacted by any recession that may appear. In addition, the risk has increased for cash flow challenges for any borrower who have student loans that will soon be returned to payments. The qualitative factors for this segment were increased in the period.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2023 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2023
Beginning balance	$2,426	$1,404	$3,420	$27,327	$580	$21,142	$1,924	$58,223
Provision for credit loss expense	(204)	(34)	(235)	385	213	414	(81)	458
Loans charged off	14	—	16	25	276	49	200	580
Recoveries collected	—	—	78	327	7	37	169	618
Ending balance	$2,208	$1,370	$3,247	$28,014	$524	$21,544	$1,812	$58,719

Six months ended June 30, 2023
Beginning balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Provision for credit loss expense	(28)	(63)	(541)	(449)	205	505	12	(359)
Loans charged off	14	—	56	25	276	62	627	1,060
Recoveries collected	—	—	102	331	10	293	309	1,045
Ending balance	$2,208	$1,370	$3,247	$28,014	$524	$21,544	$1,812	$58,719

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2022 and for the year ended December 31, 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2022
Beginning balance (prior to adoption of ASC 326)	$1,988	$1,971	$3,728	$30,345	$1,051	$17,348	$2,043	$58,474
Provision for credit loss expense	54	141	(178)	(1,433)	(72)	2,117	278	907
Loans charged off	—	—	69	68	93	32	309	571
Recoveries collected	—	—	42	12	—	63	148	265
Ending balance	$2,042	$2,112	$3,523	$28,856	$886	$19,496	$2,160	$59,075

Six months ended June 30, 2022
Beginning balance (prior to adoption of ASC 326)	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Impact of adopting ASC 326	272	—	3	478	—	94	16	863
Provision for credit loss expense	29	855	1,086	2,180	(4)	72	(359)	3,859
Loans charged off	2	—	141	407	93	35	667	1,345
Recoveries collected	—	—	245	359	—	124	315	1,043
Ending balance	$2,042	$2,112	$3,523	$28,856	$886	$19,496	$2,160	$59,075

Twelve months ended December 31, 2022
Beginning balance (prior to adoption of ASC 326)	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Impact of adopting ASC 326	272	—	3	478	—	94	16	863
Provision for credit loss expense	137	176	1,241	1,462	(359)	2,135	14	4,806
Loans charged off	2	—	191	414	93	870	1,380	2,950
Recoveries collected	100	—	359	385	54	208	613	1,719
Ending balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2023 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$431	$—	$—	$431	$201
Agricultural real estate	—	—	16	16	—
1-4 family residential properties	1,294	—	—	1,294	—
Multifamily residential properties	1,116	—	—	1,116	—
Commercial real estate	8,773	—	—	8,773	—
Loans secured by real estate	11,614	—	16	11,630	201
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	118	142	—	260	48
Consumer loans	—	—	—	—	—
Total loans	$11,732	$142	$16	$11,890	$249

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
June 30, 2023
Construction and land development loans
Pass	$22,920	$76,473	$19,722	$6,004	$15,785	$10,216	$—	$151,120
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	454	—	454
Total	$22,920	$76,473	$19,722	$6,004	$15,785	$10,670	$—	$151,574
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$5,197	$169,602	$58,982	$56,172	$22,539	$74,908	$—	$387,400
Special mention	—	112	—	26	1,240	2,231	—	3,609
Substandard	—	—	—	—	—	1,211	—	1,211
Total	$5,197	$169,714	$58,982	$56,198	$23,779	$78,350	$—	$392,220
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$18,858	$84,398	$82,341	$72,373	$24,307	$78,593	$42,426	$403,296
Special mention	—	184	116	—	—	3,857	—	4,157
Substandard	171	978	478	514	299	9,039	—	11,479
Total	$19,029	$85,560	$82,935	$72,887	$24,606	$91,489	$42,426	$418,932
Current period gross writeoffs	$—	$—	$—	$—	$14	$42	$—	$56
Commercial real estate loans
Pass	$86,685	$560,815	$519,951	$309,492	$232,790	$626,080	$—	$2,335,813
Special mention	—	2,016	1,123	754	660	6,498	—	11,051
Substandard	—	3,481	465	41	823	8,337	—	13,147
Total	$86,685	$566,312	$521,539	$310,287	$234,273	$640,915	$—	$2,360,011
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$63,709	$57,549	$18,115	$4,488	$2,155	$1,429	$—	$147,445
Special mention	6	677	—	—	36	—	—	719
Substandard	—	95	55	—	4	—	—	154
Total	$63,715	$58,321	$18,170	$4,488	$2,195	$1,429	$—	$148,318
Current period gross writeoffs	$—	$276	$—	$—	$—	$—	$—	$276
Commercial and industrial loans
Pass	$99,847	$414,595	$217,451	$165,209	$58,286	$284,514	$—	$1,239,902
Special mention	30	591	7,628	7,984	436	4,471	—	21,140
Substandard	—	320	297	87	7	367	—	1,078
Total	$99,877	$415,506	$225,376	$173,280	$58,729	$289,352	$—	$1,262,120
Current period gross writeoffs	$—	$—	$—	$49	$—	$13	$—	$62
Consumer loans
Pass	$4,768	$39,001	$16,075	$9,075	$5,023	$5,556	$—	$79,498
Special mention	—	11	—	—	—	—	—	11
Substandard	2	276	291	56	35	72	—	732
Total	$4,770	$39,288	$16,366	$9,131	$5,058	$5,628	$—	$80,241
Current period gross writeoffs	$—	$57	$83	$1	$9	$477	$—	$627
Total loans
Pass	$301,984	$1,402,433	$932,637	$622,813	$360,885	$1,081,296	$42,426	$4,744,474
Special mention	36	3,591	8,867	8,764	2,372	17,057	—	40,687
Substandard	173	5,150	1,586	698	1,168	19,480	—	28,255
Total	$302,193	$1,411,174	$943,090	$632,275	$364,425	$1,117,833	$42,426	$4,813,416
Current period gross writeoffs	$—	$333	$83	$50	$62	$532	$—	$1,060

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Construction and land development loans
Pass	$63,846	$39,790	$12,558	$15,787	$1,210	$10,601	$—	$143,792
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	458	—	472
Total	$63,846	$39,790	$12,558	$15,801	$1,210	$11,059	$—	$144,264
Current period gross writeoffs	$—	$—	$—	$—	$—	$2	$—	$2
Agricultural real estate loans
Pass	$171,833	$67,115	$58,283	$23,820	$27,573	$52,799	$—	$401,423
Special mention	1,123	—	490	1,240	273	3,121	—	6,247
Substandard	—	—	—	—	1,383	1,274	—	2,657
Total	$172,956	$67,115	$58,773	$25,060	$29,229	$57,194	$—	$410,327
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$94,377	$86,717	$78,977	$27,580	$30,809	$63,050	$43,722	$425,232
Special mention	169	218	1	44	238	1,000	—	1,670
Substandard	1,060	566	529	295	2,749	8,079	—	13,278
Total	$95,606	$87,501	$79,507	$27,919	$33,796	$72,129	$43,722	$440,180
Current period gross writeoffs	$—	$—	$67	$13	$—	$111	$—	$191
Commercial real estate loans
Pass	$558,921	$509,614	$319,049	$239,564	$211,505	$453,076	$—	$2,291,729
Special mention	2,187	1,287	769	1,508	952	8,503	—	15,206
Substandard	3,783	478	794	873	5,394	6,100	—	17,422
Total	$564,891	$511,379	$320,612	$241,945	$217,851	$467,679	$—	$2,324,357
Current period gross writeoffs	$250	$22	$—	$—	$—	$142	$—	$414
Agricultural loans
Pass	$137,327	$18,783	$3,433	$3,918	$915	$254	$—	$164,630
Special mention	1,178	—	—	756	66	109	—	2,109
Substandard	53	—	—	46	—	—	—	99
Total	$138,558	$18,783	$3,433	$4,720	$981	$363	$—	$166,838
Current period gross writeoffs	$—	$93	$—	$—	$—	$—	$—	$93
Commercial and industrial loans
Pass	$450,001	$226,038	$172,208	$63,906	$61,929	$247,404	$—	$1,221,486
Special mention	469	640	10,095	570	7,280	158	—	19,212
Substandard	346	418	184	35	157	633	—	1,773
Total	$450,816	$227,096	$182,487	$64,511	$69,366	$248,195	$—	$1,242,471
Current period gross writeoffs	$39	$311	$39	$439	$23	$19	$—	$870
Consumer loans
Pass	$48,600	$21,088	$12,101	$7,968	$1,945	$5,630	$—	$97,332
Special mention	—	18	1	—	5	—	—	24
Substandard	69	246	3	43	52	6	—	419
Total	$48,669	$21,352	$12,105	$8,011	$2,002	$5,636	$—	$97,775
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$1,524,905	$969,145	$656,609	$382,543	$335,886	$832,814	$43,722	$4,745,624
Special mention	5,126	2,163	11,356	4,118	8,814	12,891	—	44,468
Substandard	5,311	1,708	1,510	1,306	9,735	16,550	—	36,120
Total	$1,535,342	$973,016	$669,475	$387,967	$354,435	$862,255	$43,722	$4,826,212
Current period gross writeoffs	$311	$603	$195	$462	$30	$1,349	$—	$2,950

The following table presents the Company’s loan portfolio aging analysis at June 30, 2023 and December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2023
Construction and land development	$59	$—	$450	$509	$151,065	$151,574	$—
Agricultural real estate	—	—	—	—	392,220	392,220	—
1-4 family residential properties	2,208	309	982	3,499	415,433	418,932	—
Multifamily residential properties	—	—	550	550	302,932	303,482	—
Commercial real estate	127	1,048	2,832	4,007	2,052,522	2,056,529	—
Loans secured by real estate	2,394	1,357	4,814	8,565	3,314,172	3,322,737	—
Agricultural loans	—	—	150	150	148,168	148,318	—
Commercial and industrial loans	66	—	890	956	1,093,566	1,094,522	—
Consumer loans	455	144	200	799	79,442	80,241	—
All other loans	—	—	—	—	167,598	167,598	—
Total loans	$2,915	$1,501	$6,054	$10,470	$4,802,946	$4,813,416	$—
December 31, 2022
Construction and land development	$20	$14	$449	$483	$143,781	$144,264	$—
Agricultural real estate	20	6	1	27	410,300	410,327	—
1-4 family residential properties	1,706	1,092	896	3,694	436,486	440,180	—
Multifamily residential properties	—	—	548	548	293,798	294,346	—
Commercial real estate	494	205	3,654	4,353	2,025,658	2,030,011	—
Loans secured by real estate	2,240	1,317	5,548	9,105	3,310,023	3,319,128	—
Agricultural loans	—	53	29	82	166,756	166,838	—
Commercial and industrial loans	716	24	854	1,594	1,081,366	1,082,960	—
Consumer loans	326	195	278	799	96,976	97,775	—
All other loans	—	—	—	—	159,511	159,511	—
Total loans	$3,282	$1,589	$6,709	$11,580	$4,814,632	$4,826,212	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2023 and December 31, 2022 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	June 30, 2023		December 31, 2022
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$14	$14
Agricultural real estate	1,237	1,237	1,258	1,258
1-4 family residential properties	4,397	4,669	4,532	4,943
Multifamily residential properties	1,124	1,124	672	672
Commercial real estate	9,018	9,018	7,640	7,640
Loans secured by real estate	15,776	16,048	14,116	14,527
Agricultural loans	152	152	57	57
Commercial and industrial loans	698	816	1,098	1,098
Consumer loans	282	282	274	274
All other loans	—	—	—	—
Total loans	$16,908	$17,298	$15,545	$15,956

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $122,000 and $94,000 for the six months ended June 30, 2023 and 2022, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at June 30, 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable
June 30, 2023
Agricultural real estate	$—	$337	$—	$—	0.01%
1-4 family residential properties	—	60	868	—	0.02%
Commercial real estate	—	797	117	—	0.02%
Loans secured by real estate	—	1,194	985	—	0.05%
Commercial and industrial loans	—	233	286	—	0.01%
Consumer loans	—	8	43	—	—%
Total	$—	$1,435	$1,314	$—	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended June 30, 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2023
Consumer loans	$—	$17	$—	$17
Total loans	$—	$17	$—	$17

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended June 30, 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00
	4.75%	4.93

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for six months ended June 30, 2023.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

There was one loan and lease modifications classified as a TDR during the three months ended June 30, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended June 30, 2022 that resulted in an interest rate below market rate.

There were two loans modified as trouble debt restructuring during the prior twelve months that experienced defaults for the three months ended June 30, 2022. Default occurs when a loan is 90 days or more past due under the modified terms.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$150,123	$3,760	$144,172	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	45,355	30,491	45,355	28,432
Other intangibles	26,552	9,463	20,782	8,551
	$225,045	$46,729	$213,324	$43,758

During the quarter ended June 30, 2023, goodwill of $6 million was recorded for the acquisition of the stock of Purdum, Gray, Ingledue, Beck, Inc., in connection with its insurance business. First Mid Insurance was assigned all this goodwill. The following provides a reconciliation of the purchase price paid for Purdum, Gray, Ingledue, Beck, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,145
Less purchase accounting adjustments:
Insurance Company intangible	$5,770
Other liabilities	(1,576)
		4,194
		$5,951

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
		1,233
		$28,558

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2023, June 30, 2022 and December 31, 2022 (in thousands):

	June 30, 2023	June 30, 2022	December 31, 2022
Beginning balance	$331	$420	$420
Adjustment to valuation reserve	—	107	108
Mortgage servicing rights amortized	(28)	(149)	(200)
Interest only strip	(4)	11	3
Ending balance	$299	$389	$331

Total amortization expense for three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Core deposit intangibles	$1,010	$1,153	$2,059	$2,142
Customer list intangibles	456	432	912	864
Mortgage servicing rights	11	48	28	149
	$1,477	$1,633	$2,999	$3,155

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/23 - 06/30/23	$2,999
Estimated amortization expense:
For period 07/01/23 - 12/31/23	6,095
For year ended 12/31/24	5,860
For year ended 12/31/25	5,225
For year ended 12/31/26	4,324
For year ended 12/31/27	3,737

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of May 31, 2023 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $209.2 million at June 30, 2023, an decrease of $12.2 million from $221.4 million at December 31, 2022. All the transactions have overnight maturities with a weighted average rate of 3.05%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2023	December 31, 2022
US Treasury securities and obligations of U.S. government corporations and agencies	$17,118	$47,775
Mortgage-backed securities: GSE: residential	192,052	173,639
Total	$209,170	$221,414

FHLB borrowings, were $449.7 million and $464.7 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$25,000,000	overnight	4.86%	July 1, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
25,000,000	5.0	3.56%	March 10, 2028
25,000,000	5.0	3.35%	March 13, 2028
25,000,000	5.0	3.47%	March 13, 2028
25,000,000	5.0	3.67%	June 15, 2028
25,000,000	5.0	3.71%	June 29, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$215,154	$—	$215,154	$—
Obligations of states and political subdivisions	282,016	—	282,016	—
Mortgage-backed securities	593,748	—	593,748	—
Other securities	73,415	—	67,655	5,760
Total available-for-sale securities	1,164,333	—	1,158,573	5,760
Equity securities	409	409	—	—
Derivative assets: interest rate swaps	3,913	—	3,913	—
Total assets	$1,168,655	$409	$1,162,486	$5,760

Derivative liabilities: interest rate swaps	$2,723	$—	$2,723	$—
December 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$220,527	$—	$220,527	$—
Obligations of states and political subdivisions	287,698	—	287,698	—
Mortgage-backed securities	627,880	—	627,880	—
Other securities	82,880	—	73,630	9,250
Total available-for-sale securities	1,218,985	—	1,209,735	9,250
Equity securities	311	311	—	—
Derivative assets: interest rate swaps	4,253	—	4,253	—
Total assets	$1,223,549	$311	$1,213,988	$9,250

Derivative liabilities: interest rate swaps	$3,100	$—	$3,100	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022 is summarized as follows (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$10,010	$10,010	$—	$10,000	$10,000
Transfers into Level 3	—	—	—	—	10	10
Transfers out of Level 3	—	(4,250)	(4,250)	—	(4,250)	(4,250)
Total gains or losses:
Included in net income	—	—	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Ending balance	$—	$5,760	$5,760	$—	$5,760	$5,760
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$—	$—	$99	$—	$99
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(99)	—	(99)
Ending balance	$—	$—	$—	$—	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2023 was $1.4 million and a fair value of $1.1 million resulting in specific loss exposures of $0.3 million.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2023 was $4.0 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $14,000.

Mortgage Servicing Rights. As of June 30, 2023, mortgage servicing rights had a carrying value of $0.3 million and a fair value of $0.6 million resulting in a valuation reserve of zero. The fair value used to determine the valuation reserve for mortgage servicing rights was estimated using the discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Collateral dependent loans	$1,106	$—	$—	$1,106
Foreclosed assets held for sale	14	—	—	14
December 31, 2022
Collateral dependent loans	$2,548	$—	$—	$2,548
Foreclosed assets held for sale	—	—	—	—

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2023 and December 31, 2022.

June 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,106	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	14	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$2,548	Third party valuations	Discount to reflect realizable value	0% - 40%	20%

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets
Cash and due from banks	$166,093	$166,093	$166,093	$—	$—
Federal funds sold	8,160	8,160	8,160	—	—
Certificates of deposit investments	1,715	1,715	—	1,715	—
Available-for-sale securities	1,164,333	1,164,333	—	1,158,573	5,760
Held-to-maturity securities	2,971	2,971	2,971	—	—
Equity securities	409	409	409	—	—
Loans held for sale	2,713	2,713	—	2,713	—
Loans net of allowance for credit losses	4,751,984	4,458,811	—	—	4,458,811
Interest receivable	28,980	28,980	—	28,980	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	14,090	14,090	—	14,090	—
Financial liabilities
Deposits	$5,219,585	$5,107,724	$—	$4,174,594	$933,130
Securities sold under agreements to repurchase	209,170	209,207	—	209,207	—
Interest payable	4,344	4,344	—	4,344	—
Federal Home Loan Bank borrowings	449,979	444,519	—	444,519	—
Subordinated debt, net	94,632	87,023	—	87,023	—
Junior subordinated debentures, net	19,448	17,033	—	17,033	—

December 31, 2022
Financial assets
Cash and due from banks	$144,806	$144,806	$144,806	$—	$—
Federal funds sold	7,627	7,627	7,627	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,218,986	1,218,986	—	1,209,736	9,250
Held-to-maturity securities	2,953	2,953	2,953	—	—
Equity securities	311	311	311	—	—
Loans held for sale	338	338	—	338	—
Loans net of allowance for credit losses	4,766,780	4,460,661	—	—	4,460,661
Interest receivable	28,357	28,357	—	28,357	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	18,440	18,440	—	18,440	—
Financial liabilities
Deposits	$5,257,001	$5,257,748	$—	$4,550,222	$707,526
Federal funds purchased	—	—	—	—	—
Securities sold under agreements to repurchase	221,414	221,260	—	221,260	—
Interest payable	3,346	3,346	—	3,346	—
Federal Home Loan Bank borrowings	465,071	459,327	—	459,327	—
Other borrowings	—	—	—	—	—
Subordinated debt, net	94,553	87,977	—	87,977	—
Junior subordinated debentures, net	19,364	17,164	—	17,164	—

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

Six months ended
June 30, 2022

Net interest income	$93,267
Provision for loan losses	3,859
Non-interest income	39,801
Non-interest expense	84,141
Income before taxes	45,068
Income tax expense	10,062
Net income	$35,006

Earnings per share
Basic	$1.76
Diluted	1.75

Basic weighted average shares o/s	19,875,516
Diluted weighted average shares o/s	19,947,227

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2023, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	June 30, 2023	June 30, 2022	December 31, 2022
Operating lease right-of-use assets	$14,895	$15,649	$15,774
Operating lease liabilities	15,176	15,884	16,035
Weighted-average remaining lease term (in years)	5.3	6.9	5.8
Weighted-average discount rate	2.57%	2.66%	2.67%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2023	$1,587
2024	2,770
2025	2,322
2026	2,211
2027	3,731
Thereafter	4,560
Total lease payments	17,181
Less imputed interest	(2,005)
Total lease liability	$15,176

The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$825	$639	$1,578	$1,268
Short-term lease cost	(3)	15	27	42
Variable lease cost	191	300	414	566
Total lease cost	1,013	954	2,019	1,876
Income from subleases	(93)	(90)	(187)	(190)
Net lease cost	$920	$864	$1,832	$1,686

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2023	June 30, 2022
Operating cash flows from operating leases	$1,577	$1,517

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.8	$13,208	$(2,723)

December 31, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.3	$13,448	$(3,100)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Derivatives	2023	2022	2023	2022
Interest rate swap agreements	Interest income on loans	$363	$492	$38	$1,277

		Three months ended June 30,		Six months ended June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2023	2022	2023	2022
Interest rate swap agreements	Interest income on loans	$(363)	$(492)	$(38)	$(1,277)

As of June 30, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,018	$(1,191)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the six months ended June 30, 2023 (dollars in thousands):

June 30, 2023	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	5.5	$31,449	$3,913
Interest rate swap agreements	Other liabilities	5.5	31,449	(3,913)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $35.7 million and $34.4 million for the six months ended June 30, 2023 and 2022, respectively. Diluted net income per common share was $1.74 and $1.72 for the six months ended June 30, 2023 and 2022, respectively.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2023 and 2022, compared to the performance ratios for the year ended December 31, 2022:

	Six months ended		Year ended
	June 30, 2023	June 30, 2022	December 31, 2022
Return on average assets	1.07%	1.07%	1.11%
Return on average common equity	11.07%	10.48%	11.38%
Average equity to average assets	9.66%	10.18%	9.77%

Total assets were $6.7 billion at June 30, 2023, compared to $6.7 billion as of December 31, 2022. From December 31, 2022 to June 30, 2023, cash and cash equivalents increased $21.8 million, net loan balances decreased $14.8 million and investment securities decreased $54.5 million. Net loan balances were $4.75 billion at June 30, 2023 compared to $4.77 billion at December 31, 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 2.89% for the six months ended June 30, 2023, down from 3.13% for the same period in 2022. This decrease was primarily due to increased rates on interest-bearing deposits and borrowings partially offset by an increase in earning asset yields. Net interest income before the provision for loan losses was $85.6 million compared to net interest income of $90.3 million for the same period in 2022. The decrease in net interest income was primarily due to higher funding costs, offset by organic growth and the acquisition of Jefferson Bank during the first quarter of 2022.

Total non-interest income of $42.0 million increased $2.3 million or 5.7% from $39.7 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions and income from Jefferson Bank.

Total non-interest expense of $81.6 million decrease $0.3 million or 0.4% from $81.9 million for the same period last year. The decrease was primarily due to the Companay's ongoing efficiency improvement efforts.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2023 versus 2022
	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Net interest income	$(4,459)	$(4,790)
Provision for credit losses	449	4,218
Other income, including securities transactions	927	2,281
Other expenses	1,473	321
Income taxes	419	(657)
Increase (decrease) in net income	$(1,191)	$1,373

Credit quality is an area of importance to the Company. Total nonperforming loans were $18.6 million at June 30, 2023, compared to $20.0 million at June 30, 2022 and $19.2 million at December 31, 2022. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.0 million at June 30, 2023 compared to $4.2 million at June 30, 2022 and $4.4 million at December 31, 2022.

The Company’s provision for credit losses for the six months ended June 30, 2023 and 2022 was ($0.4) million and $3.9 million, respectively. The provision expense during the first six months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Total loans past due 30 days or more were 0.22% of loans at June 30, 2023 compared to 0.47% at June 30, 2022, and 0.24% of loans at December 31, 2022. Loans secured by both commercial and residential real estate comprised approximately 69.0% of the loan portfolio as of June 30, 2023 and 68.8% as of December 31, 2022.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2023 and 2022 and December 31, 2022 was 12.82%, 12.16% and 12.40%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2023 and 2022, and December 31, 2022 was 15.67%, 15.05% and 15.20%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2022 was primarily due to net income added to retained earnings.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2023 and 2022, were $1.2 billion and $1.2 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $1.5 million and $0.9 million for the assessment during the first six months of 2023 and 2022, respectively.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of May 31, 2023 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2023 and 2022 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,500,000 and $1,569,000 for 2023 and 2022, respectively were 2.84% and 3.09% at June 30, 2023 and 2022, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2023 and 2022 in the following table (dollars in thousands):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$35,093	$456	5.21%	$52,006	$89	69.00%
Federal funds sold	8,025	98	4.90%	4,660	6	0.52%
Certificates of deposit	1,715	14	3.27%	1,912	10	2.10%
Investment securities:
Taxable	950,755	5,270	2.22%	1,098,389	5,346	1.95%
Tax-exempt (1)	276,719	2,434	3.52%	337,261	2,882	3.42%
Loans net of unearned income (TE) (2)	4,777,319	58,602	4.92%	4,481,593	43,749	3.92%
Total earning assets	6,049,626	66,874	4.43%	5,975,821	52,082	3.50%
Cash and due from banks	135,574			114,362
Premises and equipment	89,974			89,605
Other assets	464,899			442,860
Allowance for loan losses	(58,617)			(58,744)
Total assets	$6,681,456			$6,563,904
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,318,119	$9,467	1.64%	$2,656,507	$1,804	0.28%
Savings deposits	619,426	168	0.11%	684,708	124	0.07%
Time deposits	983,323	6,945	2.83%	646,565	595	0.37%
Total interest-bearing deposits	3,920,868	16,580	1.70%	3,987,780	2,523	0.25%
Securities sold under agreements to repurchase	226,734	1,723	3.05%	178,632	137	0.31%
FHLB advances	486,920	4,084	3.36%	230,636	640	1.11%
Federal funds purchased	—	—	—%	1,341	5	1.50%
Subordinated Debt	94,606	988	4.19%	94,451	986	4.19%
Junior subordinated debt	19,427	390	8.05%	19,252	166	3.46%
Other debt	—	—	—%	55	—	—%
Total borrowings	827,687	7,185	3.48%	524,367	1,934	1.48%
Total interest-bearing liabilities	4,748,555	23,765	2.01%	4,512,147	4,457	0.40%
Non interest-bearing demand deposits	1,228,395		1.59%	1,363,548		0.30%
Other liabilities	46,163			43,900
Stockholders' equity	658,343			644,309
Total liabilities and equity	$6,681,456			$6,563,904
Net interest income		$43,109			$47,625
Net interest spread			2.42%			3.10%
Impact of non interest-bearing funds			0.42%			0.10%
TE net yield on interest-bearing assets			2.84%			3.20%

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$25,444	$665	5.27%	$93,361	$144	0.31%
Federal funds sold	7,890	183	4.68%	4,190	7	0.36%
Certificates of deposit	1,752	28	3.28%	2,074	21	2.03%
Investment securities:
Taxable	954,298	10,433	2.19%	1,105,354	10,251	1.85%
Tax-exempt (1)	278,796	4,920	3.53%	359,318	5,749	3.20%
Loans net of unearned income (TE) (2)	4,782,757	115,071	4.85%	4,332,925	83,825	3.90%
Total earning assets	6,050,937	131,300	4.38%	5,897,222	99,997	3.41%
Cash and due from banks	135,361			114,309
Premises and equipment	90,159			86,760
Other assets	469,933			405,621
Allowance for loan losses	(59,085)			(58,604)
Total assets	$6,687,305			$6,445,308
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,410,582	$19,122	1.60%	$2,633,667	$3,125	0.24%
Savings deposits	629,829	359	0.11%	671,447	243	0.07%
Time deposits	842,110	9,866	2.36%	630,940	1,303	0.42%
Total interest-bearing deposits	3,882,521	29,347	1.52%	3,936,054	4,671	0.24%
Securities sold under agreements to repurchase	228,861	3,186	2.81%	176,076	204	0.23%
FHLB advances	513,391	8,958	3.52%	173,561	916	1.06%
Federal funds purchased	387	9	4.69%	696	5	1.45%
Subordinated debt	94,587	1,975	4.21%	94,432	1,972	4.21%
Junior subordinated debentures	19,406	769	7.99%	19,231	312	3.27%
Other debt	—	—	—%	28	—	—%
Total borrowings	856,632	14,897	3.51%	464,024	3,409	1.48%
Total interest-bearing liabilities	4,739,153	44,244	1.88%	4,400,078	8,080	0.37%
Non interest-bearing demand deposits	1,248,710		1.49%	1,346,645		0.28%
Other liabilities	53,408			42,628
Stockholders' equity	646,034			655,957
Total liabilities and equity	$6,687,305			$6,445,308
Net interest income		$87,056			$91,917
Net interest spread			2.50%			3.04%
Impact of non interest-bearing funds			0.39%			0.09%
TE net yield on interest-earning assets			2.89%			3.13%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2023, compared to the same period in 2022 (in thousands):

	Three months ended June 30, 2023 compared to 2022 Increase / (Decrease)			Six months ended June 30, 2023 Compared to 2022 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$367	$(206)	$573	$521	$(381)	$902
Federal funds sold	92	7	85	176	12	164
Certificates of deposit investments	4	(6)	10	7	(10)	17
Investment securities:
Taxable	(76)	(2,959)	2,883	182	(3,128)	3,310
Tax-exempt (2)	(448)	(531)	83	(829)	(1,379)	550
Loans (2) (3)	14,853	3,052	11,801	31,246	9,337	21,909
Total interest income	$14,792	$(643)	$15,435	$31,303	$4,451	$26,852
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$7,663	$(1,595)	$9,258	$15,997	$(819)	$16,816
Savings deposits	44	(72)	116	116	(41)	157
Time deposits	6,350	461	5,889	8,563	579	7,984
Securities sold under agreements to repurchase	1,586	47	1,539	2,982	77	2,905
FHLB advances	3,444	1,220	2,224	8,042	3,680	4,362
Federal funds purchased	(5)	(3)	(2)	4	(6)	10
Subordinated debt	2	2	—	3	3	—
Junior subordinated debentures	224	2	222	457	3	454
Total interest expense	19,308	62	19,246	36,164	3,476	32,688
Net interest income	$(4,516)	$(705)	$(3,811)	$(4,861)	$975	$(5,836)

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income decreased $4.9 million, or 5.3%, to $87.1 million for the six months ended June 30, 2023, from $91.9 million for the same period in 2022. Net interest income and net interest margin decreased primarily due to an increase in deposit and borrowing rates more than offsetting the increase in earning asset yields.

For the six months ended June 30, 2023, average earning assets increased $153.7 million, or 2.6%, and average interest-bearing liabilities increased $339.1 million or 7.7% compared with average balances for the same period in 2022.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $67.9 million or 72.7%.
•
Average federal funds sold increased $3.7 million or 88.3%.
•
Average certificates of deposits investments decreased $0.3 million or 15.5%.
•
Average loans increased by $449.8 million or 10.4%.
•
Average securities decreased by $231.6 million or 15.8%.
•
Average interest-bearing customer deposits decreased by $53.5 million or 1.4%.
•
Average securities sold under agreements to repurchase increased by $52.8 million or 30.0%.
•
Average borrowings and other debt increased by $339.8 million or 118.0%.
•
Net interest margin decreased to 2.89% for the first six months of 2023 from 3.13% for the first six months of 2022.

Provision for Loan Losses

The provision for credit losses for the six months ended June 30, 2023 and 2022 was ($0.4) million and $3.9 million, respectively. The provision expense during the first three months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Net charge-offs were $15,000 for the six months ended June 30, 2023, compared to net recoveries of $302,000 for June 30, 2022. Nonperforming loans were $18.6 million and $20.0 million as of June 30, 2023 and 2022, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Wealth management revenues	$5,341	$5,473	$(132)	-2.4%	$10,855	$11,448	$(593)	-5.2%
Insurance commissions	5,737	5,641	96	1.7%	14,217	12,745	1,472	11.5%
Service charges	2,386	2,236	150	6.7%	4,589	4,292	297	6.9%
Security gains (losses), net	(6)	2	(8)	-400.0%	(52)	2	(54)	-2700.0%
Mortgage banking revenue, net	332	289	43	14.9%	482	770	(288)	-37.4%
ATM / debit card revenue	3,265	3,214	51	1.6%	6,348	6,112	236	3.9%
Bank owned life insurance	1,189	877	312	35.6%	2,830	1,721	1,109	64.4%
Other	1,242	827	415	50.2%	2,696	2,594	102	3.9%
Total other income	$19,486	$18,559	$927	5.0%	$41,965	$39,684	$2,281	5.7%

Following are explanations of the changes in these other income categories for the three and six months ended June 30, 2023 compared to the same period in 2022:

•
Wealth management revenues decreased due to lower market prices reducing fee based income.
•
Insurance commissions increased primarily due to an increase in commission income and contingency income during 2023 compared to the same period last year.
•
Fees from service charges increased during the first six months of 2023 primarily due to an increase in overdraft fees and transaction account service charges during the period and the acquisition of Jefferson Bank.
•
Net loss from the sale of securities during 2023 were $52,000 and net gains in 2022 were $2,000.
•
The decrease in mortgage banking income was due to a decrease in mortgage refinancing activity and fees from loans sold in the secondary market.
•
$25.8 million (representing 176 loans) for the six months ended June 30, 2023.
•
$35.9 million (representing 254 loans) for the six months ended June 30, 2022.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Jefferson Bank.
•
Bank owned life insurance income increased approximately $1.1 million during the first six months of 2023 compared to the same period in 2022 primarily due to a claim payout, higher rates, and $15.8 million of insurance added through the acquisition of Jefferson Bank.
•
Other income increased primarily due to an increase in various fees and other miscellaneous income.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$23,544	$25,768	$(2,224)	-8.6%	$49,615	$50,107	$(492)	-1.0%
Net occupancy and equipment expense	6,035	6,073	(38)	-0.6%	12,040	12,228	(188)	-1.5%
Net other real estate owned expense	27	218	(191)	-87.6%	160	185	(25)	-13.5%
FDIC insurance	1,076	436	640	146.8%	1,539	862	677	78.5%
Amortization of intangible assets	1,477	1,633	(156)	-9.6%	2,999	3,155	(156)	-4.9%
Stationery and supplies	315	325	(10)	-3.1%	607	636	(29)	-4.6%
Legal and professional	1,780	1,885	(105)	-5.6%	3,470	3,619	(149)	-4.1%
Marketing and donations	908	706	202	28.6%	1,562	1,579	(17)	-1.1%
ATM/debit card expense	1,016	670	346	51.6%	2,239	1,748	491	28.1%
Other operating expenses	3,864	3,801	63	1.7%	7,388	7,821	(433)	-5.5%
Total other expense	$40,042	$41,515	$(1,473)	-3.5%	$81,619	$81,940	$(321)	-0.4%

Following are explanations for the changes in these other expense categories for the three and six months ended June 30, 2023 compared to the same period in 2022:

•
The decrease in salaries and employee benefits, the largest component of other expense, is primarily due to the company's efficiency improvement efforts and lower bonus accrual expense during the first six months of 2023. There were 995 and 1,025 full-time equivalent employees at June 30, 2023 and 2022, respectively.
•
The decrease in occupancy and equipment expense was due to decreases in building maintenance and uncapitalized equipment.
•
The decrease net other real estate owned expense was primarily due to properties sold that no longer have ongoing expense during 2023.
•
Expense for amortization of intangible assets declined for the six months ended June 30, 2023 compared to 2022. Core deposit intangibles and mortgage servicing rights decreased.
•
The decrease in other operating expenses during the first six months of 2023 was primarily due to less acquisition costs in 2023 due to the acquisition of Delta in the first quarter of 2022.
•
On a net basis, all other categories of operating expenses decreased during the period compared to last year primarily due to the the Company's ongoing efficiency improvement efforts.

Income Taxes

Total income tax expense amounted to $10.5 million (23.0% effective tax rate) for the six months ended June 30, 2023, compared to $9.9 million (22.5% effective tax rate) for the same period in 2022. The increase in effective rate is related to increased pre-tax net income while permanent items were relatively stable.

The Company files U.S. federal and state of Illinois, Indiana, Missouri and Texas income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2023 and December 31, 2022 (dollars in thousands)

	June 30, 2023		December 31, 2022
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$246,712	1.29%	$252,934	1.28%
Obligations of states and political subdivisions	338,377	2.30%	347,409	2.31%
Mortgage-backed securities: GSE residential	713,394	1.69%	744,636	1.69%
Other securities	82,291	3.39%	90,347	3.41%
Total securities	$1,380,774	1.87%	$1,435,326	1.87%

At June 30, 2023, the Company’s investment portfolio decreased by $54.6 million from December 31, 2022 primarily due to securities sold and securities maturing in the period. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2023 for investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2023 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$246,712	$215,154	$25,517	$189,637	$—	$—	$—	$—
Obligations of state and political subdivisions	338,377	282,016	37,172	199,289	44,765	—	—	790
Mortgage-backed securities (2)	713,394	593,748	850	—	—	—	—	592,898
Other securities	79,320	73,415	—	9,814	25,518	6,307	—	31,776
Total available-for-sale	$1,377,803	$1,164,333	$63,539	$398,740	$70,283	$6,307	$—	$625,464
Held-to-maturity:
Other securities	2,971	2,971	—	—	—	—	—	2,971
Total held-to-maturity	$2,971	$2,971	$—	$—	$—	$—	$—	$2,971
Equity securities:
Federal Agricultural Mtg Corp	$85	$409	$—	$—	$—	$—	$—	$409

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$151,574	3.1%	$144,264	3.0%
Agricultural real estate	392,220	8.1%	410,327	8.5%
1-4 family residential properties	418,932	8.7%	440,180	9.1%
Multifamily residential properties	303,482	6.3%	294,346	6.1%
Commercial real estate	2,056,529	42.8%	2,030,011	42.1%
Loans secured by real estate	3,322,737	69.0%	3,319,128	68.8%
Agricultural loans	148,318	3.1%	166,838	3.5%
Commercial and industrial loans	1,094,522	22.7%	1,082,960	22.4%
Consumer loans	80,241	1.7%	97,775	2.0%
All other loans	167,598	3.5%	159,511	3.3%
Total loans	$4,813,416	100.0%	$4,826,212	100.0%

Loan balances decreased $12.8 million, or (0.3%). The decrease was primarily due to less loan demand and lower line of credit draws. The balance of real estate loans held for sale, included in the balances shown above, amounted to $2.7 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2023 and December 31, 2022, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2023		December 31, 2022
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$417,565	8.68%	$445,241	9.23%
Lessors of non-residential buildings	991,125	20.59%	956,120	19.81%
Lessors of residential buildings and dwellings	473,683	9.84%	453,219	9.39%
Hotels and motels	215,191	4.47%	209,837	4.35%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2023, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$28,758	$73,195	$49,621	$151,574
Agricultural real estate	21,176	122,060	248,984	392,220
1-4 family residential properties	14,385	113,593	290,954	418,932
Multifamily residential properties	8,031	240,740	54,711	303,482
Commercial real estate	130,335	1,068,335	857,859	2,056,529
Loans secured by real estate	202,685	1,617,923	1,502,129	3,322,737
Agricultural loans	114,422	29,136	4,760	148,318
Commercial and industrial loans	373,997	469,450	251,075	1,094,522
Consumer loans	7,216	57,104	15,921	80,241
All other loans	25,533	25,479	116,586	167,598
Total loans	$723,853	$2,199,092	$1,890,471	$4,813,416

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of June 30, 2023, loans with maturities over one year consisted of approximately $2.4 billion in fixed rate loans and approximately $1.7 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Nonaccrual loans	$17,298	$15,956
Modified loans which are performing in accordance with revised terms	1,339	3,214
Total nonperforming loans	18,637	19,170
Repossessed assets	3,978	4,369
Total nonperforming loans and repossessed assets	$22,615	$23,539
Nonperforming loans to loans, before allowance for loan losses	0.39%	0.40%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.47%	0.49%

The $1.3 million increase in nonaccrual loans during 2023 resulted from the net of $5.5 million of loans put on nonaccrual status offset by $3.2 million of loans becoming current or paid-off, $0.6 million of loans transferred to other real estate and $0.2 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	—%	$14	0.1%
Agricultural real estate	1,237	7.2%	1,258	7.9%
1-4 family residential properties	4,669	27.0%	4,943	31.0%
Multifamily residential properties	1,124	6.5%	672	4.2%
Commercial real estate	9,018	52.1%	7,640	47.9%
Loans secured by real estate	16,048	92.8%	14,527	91.0%
Agricultural loans	152	0.9%	57	0.4%
Commercial and industrial loans	816	4.7%	1,098	6.9%
Consumer loans	282	1.6%	274	1.7%
Total loans	$17,298	100.0%	$15,956	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

The $0.4 million decrease in repossessed assets during the first six months of 2023 resulted from $0.7 million of additional assets repossessed and $0.9 million of repossessed assets sold, $0.2 million of writedowns, and approximately $0 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,688	67.6%	$2,763	63.2%
1-4 family residential properties	—	—%	108	2.5%
Commercial real estate	1,290	32.4%	1,390	31.8%
Total real estate	3,978	100.0%	4,261	97.5%
Consumer loans	—	—%	108	2.5%
Total repossessed collateral	$3,978	100.0%	$4,369	100.0%

Repossessed assets sold during the first six months of 2023 resulted in net gains of $0.1 million related to real estate asset sales and net losses of $21,000 related to other asset sales. The Company also recognized no deferred losses and recorded $0.2 million of writedowns on four real estate properties owned. Repossessed assets sold during the same period in 2022 resulted in net gains of $27,000 related to real estate asset sales and net gains of $1,000 related to other asset sales. The company also recognized $0.1 million of deferred gains and recorded $0.2 million of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2023, the Company’s loan portfolio included $540.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $417.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $36.6 million from $577.2 million at December 31, 2022 while loans concentrated in other grain farming decreased $27.7 million from $445.2 million at December 31, 2022. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $215.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $991.1 million of loans to lessors of non-residential buildings, and $473.7 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of June 30, 2023 and 2022, and of changes in the allowance for the three and six months ended June 30, 2023 and 2022, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Average loans outstanding, net of unearned income	$4,777,319	$4,481,593	$4,782,757	$4,332,925
Allowance-prior year end of period	58,223	58,474	59,093	54,655
Allowance - beginning of period	58,223	58,474	59,093	54,655
Initial allowance on loans purchased with credit deterioration	—	—	—	863
Charge-offs:
Construction and land development	14	—	14	2
1-4 family residential	16	69	56	141
Commercial real estate	25	68	25	407
Agricultural	276	93	276	93
Commercial and industrial	49	32	62	35
Consumer	200	309	627	667
Total charge-offs	580	571	1,060	1,345
Recoveries:
1-4 family residential	78	42	102	245
Commercial real estate	327	12	331	359
Agricultural	7	—	10	—
Commercial and industrial	37	63	293	124
Consumer	169	148	309	315
Total recoveries	618	265	1,045	1,043
Net charge-offs (recoveries)	(38)	306	15	302
Provision for loan losses	458	907	(359)	3,859
Allowance-end of period	$58,719	$59,075	$58,719	$59,075
Ratio of annualized net charge-offs to average loans	—%	0.03%	—%	0.01%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.22%	1.27%	1.22%	1.27%
Ratio of allowance for credit losses to nonperforming loans	315%	296%	315%	296%
The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at June 30, 2023 compared to June 30, 2022.

During the first six months of 2023, the Company had net charge offs of $15,000 compared to net charge offs of $0.3 million in 2022. During the first six months of 2023, there were one agricutural loan to one borrower totaling $0.2 million. During the first six months of 2022, there were significant charge-offs of two commercial real estate loan to one borrower totaling $0.3 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022 (dollars in thousands):

	Six months ended June 30, 2023		Six months ended June 30, 2022		Year ended December 31, 2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,248,710	—%	$1,346,645	—%	$1,356,912	—%
Interest-bearing	2,410,582	1.60%	2,633,667	0.24%	2,598,480	0.53%
Savings	629,829	0.11%	671,447	0.07%	666,334	0.09%
Time deposits	842,110	2.36%	630,940	0.42%	655,240	0.69%
Total average deposits	$5,131,231	1.16%	$5,282,699	0.18%	$5,276,966	0.36%

During the first six months of 2023, the average balance of deposits decreased by $145.7 million from the average balance for the year ended December 31, 2022. Average non-interest-bearing deposits decreased by $108.2 million, average interest-bearing balances decreased by $187.9 million, savings account balances decreased $36.5 million and balances of time deposits increased $186.9 million. A majority of the overall deposit decline in the period was attributable to one customer. As previously mentioned, the Company received approximately $225 million of deposits in the third quarter of last year related to a customer’s sale of certain assets. These funds were known to be temporary deposits on the Company’s balance sheet as they would be deployed for capital and operating needs of the customer. Most of this outflow occurred during the first quarter of 2023. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $25,000.

The following table sets forth the high and low month-end balances for the six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022 (in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022	Year ended December 31, 2022
High month-end balances of total deposits	$5,219,585	$5,487,305	$5,487,305
Low month-end balances of total deposits	5,030,778	4,904,973	4,904,973

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
3 months or less	$129,654	$80,856
Over 3 through 6 months	153,495	31,771
Over 6 through 12 months	287,620	127,405
Over 12 months	172,274	183,597
Total	$743,043	$423,629

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2023 and December 31, 2022 is presented below (dollars in thousands):

	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$209,170	$221,414
Federal Home Loan Bank advances:
FHLB – overnite	25,000	65,000
Fixed term – due in one year or less	35,000	110,040
Fixed term – due after one year	389,979	290,031
Other borrowings:
Subordinated debt	94,632	94,553
Junior subordinated debentures	19,448	19,364
Total	$773,229	$800,402
Average interest rate at end of period	3.38%	2.52%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$231,650	$257,061
Federal Home Loan Bank advances:
FHLB – overnite	130,000	310,000
Fixed term – due in one year or less	105,024	160,048
Fixed term – due after one year	415,005	290,031
Other borrowings:
Federal funds purchased	—	10,000
Subordinated debt	94,632	94,553
Junior subordinated debentures	19,448	19,364

Averages for the period (YTD):
Securities sold under agreements to repurchase	$228,861	$202,242
Federal Home Loan Bank advances:
FHLB – overnite	72,210	100,084
Fixed term – due in one year or less	93,352	94,247
Fixed term – due after one year	347,830	82,070
Other borrowings:
Federal funds purchased	387	481
Loans due in one year or less	—	14
Subordinated debt	94,587	94,471
Junior subordinated debentures	19,406	19,275
Total	$856,633	$592,884
Average interest rate during the period	3.49%	2.16%

Securities sold under agreements to repurchase decreased $12.2 million during the first six months of 2023 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2023 the fixed term advances, consisted of $449.7 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$25,000,000	overnight	4.86%	July 1, 2023
5,000,000	3.5	1.51%	July 31, 2023
5,000,000	3.5	0.77%	September 11, 2023
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
25,000,000	5.0	3.56%	March 10, 2028
25,000,000	5.0	3.35%	March 13, 2028
25,000,000	5.0	3.47%	March 13, 2028
25,000,000	5.0	3.67%	June 15, 2028
25,000,000	5.0	3.71%	June 29, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of June 30, 2023. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2023 and 2022, and December 31, 2022.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 7.15% and 6.37% at June 30, 2023 and

December 31, 2022, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.40% and 6.47% at June 30, 2023 and December 31, 2022, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.25% and 6.62% at June 30, 2023 and December 31, 2022, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2023 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$40,709	$—	$—	$—	$—	$—	$40,709	$40,709
Certificates of deposit investments	245	1,225	245	—	—	—	1,715	1,715
Taxable investment securities	(10,372)	100,575	85,385	82,062	123,973	507,899	889,522	889,522
Nontaxable investment securities	(50,878)	3,188	1,955	9,877	6,468	307,581	278,191	278,191
Loans	1,746,296	742,285	770,776	953,327	334,565	266,167	4,813,416	4,458,811
Total	$1,726,000	$847,273	$858,361	$1,045,266	$465,006	$1,081,647	$6,023,553	$5,668,948
Interest-bearing liabilities:
Savings and NOW accounts	$528,303	$180,204	$180,204	$180,204	$180,204	$831,169	$2,080,288	$2,080,288
Money market accounts	561,021	52,005	52,005	52,005	52,005	154,218	923,259	923,259
Other time deposits	805,739	156,364	25,201	13,477	44,059	151	1,044,991	933,130
Short-term borrowings/debt	209,170	—	—	—	—	—	209,170	234,207
Long-term borrowings/debt	104,448	40,020	124,591	—	275,000	20,000	564,059	523,575
Total	$2,208,681	$428,593	$382,001	$245,686	$551,268	$1,005,538	$4,821,767	$4,694,459
Rate sensitive assets – rate sensitive liabilities	$(482,681)	$418,680	$476,360	$799,580	$(86,262)	$76,109	$1,201,786
Cumulative GAP	(482,681)	(64,001)	412,359	1,211,939	1,125,677	1,201,786
Cumulative amounts as % of total Rate sensitive assets	-8.0%	7.0%	7.9%	13.3%	-1.4%	1.3%
Cumulative Ratio	-8.0%	-1.1%	6.8%	20.1%	18.7%	20.0%

The static GAP analysis shows that at June 30, 2023, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At June 30, 2023, the Company’s stockholders' equity increased $27.5 million or 4.3%, to $660.7 million from $633.2 million as of December 31, 2022. During the first six months of 2023, net income contributed $35.7 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $0.1 million, net of tax. Dividends of $9.4 million were paid during the first six months of 2023.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2023 and December 31, 2022, the Company and First Mid Bank met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk-weighted assets)
Company	$821,793	15.67%	$550,706	> 10.50%	N/A	N/A
First Mid Bank	770,984	14.76%	548,644	> 10.50%	$522,518	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	672,623	12.82%	445,810	> 8.50%	N/A	N/A
First Mid Bank	716,446	13.71%	444,140	> 8.50%	418,014	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	653,175	12.45%	367,137	> 7.00%	N/A	N/A
First Mid Bank	716,446	13.71%	365,763	> 7.00%	339,637	> 6.50%
Tier 1 capital (to average assets)
Company	672,623	12.82%	269,170	> 4.00%	N/A	N/A
First Mid Bank	716,446	13.71%	268,535	> 4.00%	335,669	> 5.00%

December 31, 2022
Total capital (to risk-weighted assets)
Company	$801,966	15.20%	$554,164	>10.50%	N/A	N/A
First Mid Bank	745,624	14.18%	552,161	>10.50%	$525,868	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	654,453	12.40%	448,609	> 8.50%	N/A	N/A
First Mid Bank	692,664	13.17%	446,987	> 8.50%	420,694	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	635,089	12.03%	369,442	> 7.00%	N/A	N/A
First Mid Bank	692,664	13.17%	368,107	> 7.00%	341,814	> 6.50%
Tier 1 capital (to average assets)
Company	654,453	9.68%	268,875	> 4.00%	N/A	N/A
First Mid Bank	692,664	10.22%	270,990	> 4.00%	338,738	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for June 30, 2023 are computed in accordance with Basel III capital rules which were effective January 1, 2015. See heading "Basel III" in the Overview section of this report for a more detailed description of the Basel III rules. As of June 30, 2023, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following three plans of the Company: The Deferred Compensation Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 59,950 and 61,400 restricted stock awards during 2023 and 2022, respectively and 37,900 and 37,150 as stock unit awards during 2023 and 2022, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2023, 71,877 shares have been issued pursuant to the ESPP. During the six months ended June 30, 2023 and 2022, 17,138 shares and 8,326 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2023, the Company repurchased 170 shares. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. The Company has approximately $4.1 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. As of June 30, 2022, First Mid had purchased $10 million of federal funds from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2023, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2023, the excess collateral at the FHLB would support approximately $565 million of additional advances for First Mid Bank.

•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of June 30, 2023, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2023 and 2022 and December 31, 2022.

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

The following table summarizes significant contractual obligations and other commitments at June 30, 2023 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,044,991	$805,739	$181,565	$57,536	$151
Debt	114,080	—	3,964	—	110,116
Other borrowing	659,149	294,170	69,979	275,000	20,000
Operating leases	17,181	3,073	4,735	3,845	5,528
Supplemental retirement	1,842	50	100	150	1,542
	$1,837,243	$1,103,032	$260,343	$336,531	$137,337

For the six months ended June 30, 2023, net cash of $38.2 million was provided by operating activities, $57.2 million was provided by investing activities, and $73.5 million was used in financing activities. In total, cash and cash equivalents increased by $21.8 million since year-end 2022.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Unused commitments and lines of credit:
Commercial real estate	$164,202	$147,702
Commercial operating	626,029	655,676
Home equity	65,671	63,570
Other	296,924	307,030
Total	$1,152,826	$1,173,978
Standby letters of credit	$9,207	$10,162

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$4,061,000
May 1, 2023 - May 31, 2023	—	—	—	4,061,000
June 1, 2023 - June 30, 2023	—	—	—	4,061,000
Total	—	$—	—	$4,061,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2023

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 8, 2023

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer