Form 10-Q
period 2023-09-30
FIRST MID BANCSHARES, INC.
filed 2023-11-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, 23,840,265 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks:
Non-interest bearing	$142,766	$138,412
Interest bearing	232,017	6,394
Federal funds sold	8,454	7,627
Cash and cash equivalents	383,237	152,433
Certificates of deposit	1,960	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,470,569 and $1,432,372 at September 30, 2023 and December 31, 2022, respectively)	1,218,595	1,218,985
Held-to-maturity, at amortized cost (estimated fair value of $2,259 and $2,954 at September 30, 2023 and December 31, 2022, respectively)	2,259	2,954
Equity securities, at fair value	3,932	311
Loans held for sale	6,233	338
Loans	5,533,832	4,825,874
Less allowance for credit losses	(68,241)	(59,093)
Net loans	5,465,591	4,766,781
Interest receivable	36,476	28,357
Other real estate owned	2,296	4,261
Premises and equipment, net	102,004	90,473
Goodwill	196,461	140,412
Intangible assets, net	71,332	29,485
Bank owned life insurance	165,022	151,756
Right of use lease assets	14,192	15,774
Deferred tax asset, net	104,541	72,254
Other assets	81,163	68,171
Total assets	$7,855,294	$6,744,215
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,389,022	$1,256,514
Interest bearing	4,957,302	4,000,487
Total deposits	6,346,324	5,257,001
Securities sold under agreements to repurchase	214,978	221,414
Interest payable	6,727	3,346
FHLB borrowings	364,953	465,071
Junior subordinated debentures, net	24,003	19,364
Subordinated debt, net	106,648	94,553
Lease liabilities	14,503	16,035
Other liabilities	39,210	34,276
Total liabilities	7,117,346	6,111,060
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 24,469,298 and 21,091,466 shares in 2023 and 2022, respectively; outstanding 23,830,038 and 20,452,376 shares in 2023 and 2022, respectively)	99,877	86,366
Additional paid-in capital	509,095	427,001
Retained earnings	326,052	289,284
Deferred compensation	2,072	2,064
Accumulated other comprehensive loss	(178,903)	(151,507)
Treasury stock, at cost (639,260 shares in 2023 and 639,090 shares in 2022)	(20,245)	(20,053)
Total stockholders’ equity	737,948	633,155
Total liabilities and stockholders’ equity	$7,855,294	$6,744,215

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$69,143	$49,278	$183,747	$132,741
Interest on investment securities	9,284	7,302	23,604	22,095
Interest on certificates of deposit investments	15	8	44	29
Interest on federal funds sold	114	38	297	45
Interest on deposits with other financial institutions	1,882	128	2,547	272
Total interest income	80,438	56,754	210,239	155,182
Interest expense:
Interest on deposits	22,047	4,915	51,394	9,586
Interest on securities sold under agreements to repurchase	1,625	428	4,811	632
Interest on FHLB borrowings	4,761	1,926	13,719	2,842
Interest on other borrowings	(12)	1	(3)	6
Interest on junior subordinated debentures	545	241	1,314	553
Interest on subordinated debentures	1,029	986	3,003	2,958
Total interest expense	29,995	8,497	74,238	16,577
Net interest income	50,443	48,257	136,001	138,605
Provision for credit losses	5,911	142	5,552	4,001
Net interest income after provision for credit losses	44,532	48,115	130,449	134,604
Other income:
Wealth management revenues	4,940	4,843	15,795	16,291
Insurance commissions	5,199	4,158	19,416	16,903
Service charges	2,994	2,445	7,583	6,737
Securities gains, net	3,389	79	3,337	81
Mortgage banking revenue, net	846	355	1,328	1,125
ATM / debit card revenue	3,766	3,101	10,114	9,213
Bank owned life insurance	1,024	913	3,854	2,634
Other	895	897	3,591	3,491
Total other income	23,053	16,791	65,018	56,475
Other expense:
Salaries and employee benefits	25,422	24,877	75,037	74,984
Net occupancy and equipment expense	6,929	5,903	18,969	18,131
Net other real estate owned expense	902	58	1,062	243
FDIC insurance	785	479	2,324	1,341
Amortization of intangible assets	2,568	1,598	5,567	4,753
Stationery and supplies	335	361	942	997
Legal and professional	1,844	1,770	5,314	5,389
ATM / debit card	1,751	1,243	3,990	2,991
Marketing and donations	764	739	2,326	2,318
Other	5,796	4,521	13,184	12,342
Total other expense	47,096	41,549	128,715	123,489
Income before income taxes	20,489	23,357	66,752	67,590
Income taxes	5,372	5,418	15,888	15,277
Net income	$15,117	$17,939	$50,864	$52,313
Per share data:
Basic net income per common share	$0.68	$0.88	$2.41	$2.61
Diluted net income per common share	0.68	0.88	2.40	2.60
Cash dividends declared per common share	0.23	0.23	0.69	0.67

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income	$15,117	$17,939	$50,864	$52,313
Other comprehensive income (loss)
Unrealized losses on available-for-sale securities, net of tax benefits of $10,183 and $16,079 for three months ended September 30, 2023 and 2022, respectively and $10,223 and $68,119 for nine months ended September 30, 2023 and 2022, respectively	(24,931)	(39,367)	(25,027)	(166,775)
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit (expense) of ($983) and $23 for three months ended September 30, 2023 and 2022, respectively and ($968) and $24 for nine months ended September 30, 2023 and 2022, respectively	2,406	56	2,369	57
Other comprehensive loss, net of taxes	(27,337)	(39,423)	(27,396)	(166,832)
Comprehensive income/(loss)	$(12,220)	$(21,484)	$23,468	$(114,519)

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2023 and 2022

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687
Net income	—	—	15,117	—	—	—	15,117
Other comprehensive loss, net tax	—	—	—	—	(27,337)	—	(27,337)
Cash dividends on common stock (.230/share)	—	—	(4,701)	—	—	—	(4,701)
Forfeiture of 700 restricted shares pursuant to the 2017 stock incentive plan	—	—	—	—	—	—	—
Issuance of 11,624 common shares pursuant to the employee stock purchase plan	46	192	—	—	—	—	238
Issuance of 3,290,222 common shares pursuant to the acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Deferred compensation	—	—	—	153	—	(186)	(33)
Vested restricted shares/units compensation expense	—	52	—	417	—	—	469
September 30, 2023	$99,877	$509,095	$326,052	$2,072	$(178,903)	$(20,245)	$737,948

June 30, 2022	$86,310	$426,562	$260,080	$974	$(128,240)	$(19,418)	$626,268
Net income	—	—	17,939	—	—	—	17,939
Other comprehensive loss, net tax	—	—	—	—	(39,423)	—	(39,423)
Cash dividends on common stock (.230/share)	—	—	(4,684)	—	—	—	(4,684)
Forfeiture of 267 restricted shares pursuant to the 2017 stock incentive plan	(1)	(8)	—	—	—	—	(9)
Issuance of 6,104 common shares pursuant to the employee stock purchase plan	25	160	—	—	—	—	185
Deferred compensation	—	—	—	166	—	(158)	8
Vested restricted shares/units compensation expense	—	53	—	378	—	—	431
September 30, 2022	$86,334	$426,767	$273,335	$1,518	$(167,663)	$(19,576)	$600,715

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	50,864	—	—	—	50,864
Other comprehensive loss, net tax	—	—	—	—	(27,396)	—	(27,396)
Cash dividends on common stock (0.69/share)	—	—	(14,096)	—	—	—	(14,096)
Issuance of 54,498 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	218	1,404	—	—	—	—	1,622
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 28,762 common shares pursuant to the employee stock purchase plan	115	552	—	—	—	—	667
Issuance of 3,290,222 common shares pursuant to the acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,036)	—	(187)	(1,223)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	169	—	1,044	—	—	1,213
September 30, 2023	$99,877	$509,095	$326,052	$2,072	$(178,903)	$(20,245)	$737,948

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2022

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	52,313	—	—	—	52,313
Other comprehensive loss, net tax	—	—	—	—	(166,832)	—	(166,832)
Cash dividends on common stock (.670/share)	—	—	(13,140)	—	—	—	(13,140)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,567 restricted shares pursuant to 2017 stock incentive plan	218	2,032	—	—	—	—	2,250
Issuance of 4,950 common shares pursuant to 2017 stock incentive plan	20	179	—	—	—	—	199
Issuance of 14,430 common shares pursuant to the employee stock purchase plan	58	420	—	—	—	—	478
Issuance of 2,292,270 common shares pursuant to the acquisition of Delta Bancshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 262 shares of treasury stock	—	—	—	—	—	(11)	(11)
Deferred compensation	—	—	—	(2,206)	—	(357)	(2,563)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,529	—	—	—	—	1,529
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	133	—	1,207	—	—	1,340
September 30, 2022	$86,334	$426,767	$273,335	$1,518	$(167,663)	$(19,576)	$600,715

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$50,864	$52,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,552	4,001
Depreciation, amortization and accretion, net	9,971	11,502
Change in cash surrender value of bank owned life insurance	(2,878)	(2,634)
Gain on redemption of bank owned life insurance	(976)	—
Stock-based compensation expense	1,213	1,342
Operating lease payments	(2,414)	(2,286)
Gain on investment securities, net	(3,337)	(81)
Loss on sales and write downs of other real estate owned, net	1,227	103
Loss on sale of other assets	69	76
Gain on sale of loans held for sale, net	(934)	(1,060)
Increase in accrued interest receivable	(4,090)	(4,335)
Increase in accrued interest payable	2,306	1,207
Origination of loans held for sale	(51,413)	(53,591)
Proceeds from sale of loans held for sale	46,452	56,932
Decrease in other investment	—	6
Increase in other assets	(2,351)	(10,187)
(Decrease) increase in other liabilities	(5,692)	952
Net cash provided by operating activities	43,569	54,260
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	690	1,225
Purchases of certificates of deposit investments	(245)	(245)
Proceeds from sales of securities available-for-sale	265,145	27,396
Proceeds from maturities of securities available-for-sale	80,932	117,799
Proceeds from maturities of securities held-to-maturity	695	5,000
Purchases of securities available-for-sale	(1,063)	(10,768)
Net decrease (increase) in loans	21,078	(309,664)
Purchases of premises and equipment	(3,021)	(3,874)
Proceeds from sales of other real property owned	1,754	821
Proceeds from bank owned life insurance death benefit	2,048	—
Net cash provided by acquisition	44,621	67,323
Net cash provided by (used in) investing activities	412,634	(104,987)
Cash flows from financing activities:
Net decrease in deposits	(105,649)	(33,665)
(Decrease) increase in repurchase agreements	(6,436)	38,916
Proceeds from FHLB advances	150,000	365,000
Repayment of FHLB advances	(250,000)	(320,000)
Proceeds from issuance of common stock	787	1,008
Direct expenses related to capital transactions	—	(29)
Purchase of treasury stock	(5)	(11)
Dividends paid on common stock	(14,096)	(13,140)
Net cash (used in) provided by financing activities	(225,399)	43,079
Increase (decrease) in cash and cash equivalents	230,804	(7,648)
Cash and cash equivalents at beginning of period	152,433	168,602
Cash and cash equivalents at end of period	$383,237	$160,954

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$70,857	$14,916
Income taxes	16,627	22,463
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$648	$383
Initial recognition of right-of-use assets	659	715
Initial recognition of lease liabilities	659	715
Supplemental disclosures of purchases of capital stock
Fair value of assets acquired	$1,328,280	$750,063
Consideration paid:
Cash paid	10,172	15,150
Common stock issued	93,508	92,172
Total consideration paid	103,680	107,322
Fair value of liabilities assumed	$1,224,600	$642,741

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), Blackhawk Bank ("Blackhawk Bank"), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2023 and 2022, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2023 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023. The Company operates as a one-segment entity for financial reporting purposes. The 2022 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Blackhawk Bancorp, Inc.

On March 20, 2023, First Mid Bancshares, Inc. (“First Mid”) and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of First Mid (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, First Mid agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk will merge with and into Merger Sub, whereupon the separate corporate existence of Blackhawk will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Blackhawk issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Blackhawk and dissenting shares) were converted into and become the right to receive 1.15 shares of common stock, par value $4.00 per share, of First Mid and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by First Mid at the closing of the Merger to Blackhawk’s shareholders and equity award holders was 3,290,222 shares of First Mid common stock valued at $93.51 million and $1,928 of cash in lieu of fractional shares.

It is anticipated that Blackhawk Bank, will be merged with and into First Mid Bank the first weekend of December 2023. At which time, Blackhawk Bank’s banking offices will become branches of First Mid Bank.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 60,550 and 61,400 shares of restricted stock during the nine months ended September 30, 2023 and 2022, respectively, and 37,900 and 37,150 restricted stock units during the nine months ended September 30, 2023 and 2022, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2023 and 2022, 28,762 shares and 14,430 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

Unrealized Losses on Securities
September 30, 2023
Net unrealized losses on securities available-for-sale	$(251,974)
Tax benefit	73,071
Balance at September 30, 2023	$(178,903)

December 31, 2022
Net unrealized losses on securities available-for-sale	$(213,387)
Tax benefit	61,880
Balance at December 31, 2022	$(151,507)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$3,389	$79	$3,337	$81	Securities (loss) gain, net
Tax effect	(983)	(23)	(968)	(24)	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$2,406	$56	$2,369	$57	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic net income per common share
Available to common stockholders:
Net income	$15,117,000	$17,939,000	$50,864,000	$52,313,000
Weighted average common shares outstanding	22,220,438	20,454,669	21,086,802	20,070,687
Basic earnings per common share	$0.68	$0.88	$2.41	$2.61

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$15,117,000	$17,939,000	$50,864,000	$52,313,000
Weighted average common shares outstanding	22,220,438	20,454,669	21,086,802	20,070,687
Dilutive potential common shares: restricted stock awarded	98,896	80,546	90,144	74,748
Diluted weighted average common shares outstanding	22,319,334	20,535,215	21,176,946	20,145,435
Diluted earnings per common share	$0.68	$0.88	$2.40	$2.60

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$245,648	$—	$(33,719)	$211,929
Obligations of states and political subdivisions	341,002	28	(74,557)	266,473
Mortgage-backed securities: GSE residential	810,113	2,036	(139,627)	672,522
Other securities	73,806	—	(6,135)	67,671
Total available-for-sale	$1,470,569	$2,064	$(254,038)	$1,218,595
Held-to-maturity:
Other investments	$2,259	$—	$—	$2,259
Total held-to-maturity	$2,259	$—	$—	$2,259
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$—	$(32,407)	$220,527
Obligations of states and political subdivisions	347,409	134	(59,845)	287,698
Mortgage-backed securities: GSE residential	744,636	3	(116,759)	627,880
Other securities	87,393	6	(4,519)	82,880
Total available-for-sale	$1,432,372	$143	$(213,530)	$1,218,985
Held-to-maturity:
Other investments	$2,954	$—	$—	$2,954
Total held-to-maturity	$2,954	$—	$—	$2,954

The Company also had $3,932,000 and $311,000 of equity securities, at fair value, as of September 30, 2023 and December 31, 2022, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of September 30, 2023, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months		Nine months
	September 30,		September 30,
	2023	2022	2023	2022
Gross gains	$3,823	$191	$3,829	$193
Gross losses	(434)	(112)	(492)	(112)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2023 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$170,295	$39,997	$1,637	$—	$211,929
Obligations of state and political subdivisions	20,023	82,929	162,387	1,134	266,473
Mortgage-backed securities: GSE residential	1,690	19,588	39,452	611,792	672,522
Other securities	18,929	48,121	621	—	67,671
Total available-for-sale investments	$210,937	$190,635	$204,097	$612,926	$1,218,595
Weighted average yield	1.64%	2.57%	2.03%	1.70%	1.88%
Full tax-equivalent yield	1.64%	2.58%	2.06%	1.72%	1.90%
Held to maturity:
Other investments	$—	$—	$—	$2,259	$2,259
Total held-to-maturity	$—	$—	$—	$2,259	$2,259
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2023.

Investment securities carried at approximately $860 million and $770 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,204	$(38)	$208,428	$(33,681)	$211,632	$(33,719)
Obligations of states and political subdivisions	41,664	(2,467)	219,250	(72,090)	260,914	(74,557)
Mortgage-backed securities: GSE residential	16,495	(278)	555,338	(139,349)	571,833	(139,627)
Other securities	5,280	(470)	56,641	(5,665)	61,921	(6,135)
Total	$66,643	$(3,253)	$1,039,657	$(250,785)	$1,106,300	$(254,038)
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,007	$(3,493)	$163,520	$(28,914)	$220,527	$(32,407)
Obligations of states and political subdivisions	220,102	(43,221)	45,419	(16,624)	265,521	(59,845)
Mortgage-backed securities: GSE residential	165,966	(19,859)	461,446	(96,900)	627,412	(116,759)
Other securities	64,676	(3,675)	6,698	(844)	71,374	(4,519)
Total	$507,751	$(70,248)	$677,083	$(143,282)	$1,184,834	$(213,530)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2023 there were forty available-for-sale securities with a fair value of $208.4 million and unrealized losses of $33.7 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were sixteen available-for-sale securities with a fair value of $163.5 million and unrealized losses of $28.9 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At September 30, 2023, there were two hundred thirty-five obligations of states and political subdivisions with a fair value of $219.3 million and unrealized losses of $72.1 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022 there were thirty-six obligations of states and political subdivisions with a fair value of $45.4 million and unrealized losses of $16.6 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2023, there were two hundred seventy-eight mortgage-backed securities with a fair value of $555.3 million and unrealized losses of $139.3 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were ninety-one mortgage-backed securities with a fair value of $461.4 million and unrealized losses of $96.9 million in a continuous unrealized loss position for twelve months or more.

Other securities. At September 30, 2023, there were forty-three other securities with a fair value of $56.6 million and unrealized losses of $5.7 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were five other securities with a fair value of $6.7 million and unrealized losses of $0.8 million in a continuous unrealized loss position for twelve months or more.
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

A summary of loans at September 30, 2023 and December 31, 2022 follows (in thousands):

	September 30, 2023	December 31, 2022
Construction and land development	$191,344	$144,387
Agricultural real estate	401,115	410,790
1-4 family residential properties	539,492	440,018
Multifamily residential properties	329,684	295,073
Commercial real estate	2,427,494	2,036,243
Loans secured by real estate	3,889,129	3,326,511
Agricultural loans	179,360	166,695
Commercial and industrial loans	1,250,800	1,085,004
Consumer loans	100,854	97,730
All other loans	177,783	159,499
Total gross loans	5,597,926	4,835,439
Less: loans held for sale	6,233	338
	5,591,693	4,835,101
Less:
Net deferred loan fees, premiums and discounts	57,861	9,227
Allowance for credit losses	68,241	59,093
Net loans	$5,465,591	$4,766,781

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $29.7 million and $23.0 million at September 30, 2023 and December 31, 2022, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At September 30, 2023, the Company’s loan portfolio included $580.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $452.9 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $3.3 million from $577.2 million at December 31, 2022 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $7.6 million from $445.2 million at December 31, 2022. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $227.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1,077.5 million of loans to lessors of non-residential buildings, and $532.8 million of loans to lessors of residential buildings and dwellings.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment were decreased due to the significant discount added to the balance sheet on Blackhawk loans resulting in a change to the nature of the financial assets.

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

Commercial Real Estate Loans. This segment includes the Company's largest balances and the largest allowance for credit losses. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment were decreased due to the significant discount added to the balance sheet on Blackhawk loans resulting in a change to the nature of the financial assets.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been volatile and yield expectations have been lowered due to the lack of rain. The qualitative factors of this segment were increased due to this higher level of risk.

Commercial and Industrial Loans. This segment includes the second largest balance of allowance for credit losses. The qualitative factors for this segment was decreased due to the significant discount added to the balance sheet on Blackhawk loans resulting in a change to the nature of the financial assets.

Consumer Loans. This segment is the smallest portion of the Company's loan portfolio. This segment is anticipated to be impacted by any recession that may appear. In addition, the risk has increased for cash flow challenges for any borrower who have student loans that will soon be returned to payments. The qualitative factors for this segment were not changed in the period.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2023 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2023
Beginning balance	$2,208	$1,370	$3,247	$28,014	$524	$21,544	$1,812	$58,719
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	219	27	629	2,727	245	1,697	367	5,911
Loans charged off	—	—	21	—	132	—	368	521
Recoveries collected	—	—	91	16	3	81	150	341
Ending balance	$2,735	$1,397	$4,070	$31,823	$640	$25,595	$1,981	$68,241

Nine months ended September 30, 2023
Beginning balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	191	(36)	88	2,278	450	2,202	379	5,552
Loans charged off	14	—	77	25	408	62	995	1,581
Recoveries collected	—	—	193	347	13	374	459	1,386
Ending balance	$2,735	$1,397	$4,070	$31,823	$640	$25,595	$1,981	$68,241

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2022 and for the year ended December 31, 2022 (in thousands):

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2023 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$421	$—	$—	$421	$192
Agricultural real estate	—	—	16	16	—
1-4 family residential properties	1,258	—	—	1,258	—
Multifamily residential properties	1,080	—	—	1,080	—
Commercial real estate	9,334	—	—	9,334	—
Loans secured by real estate	12,093	—	16	12,109	192
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	82	1,159	—	1,241	183
Consumer loans	—	—	—	—	—
Total loans	$12,175	$1,159	$16	$13,350	$375

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of September 30, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
September 30, 2023
Construction and land development loans
Pass	$49,485	$78,795	$29,330	$6,101	$10,218	$14,834	$—	$188,763
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	443	—	443
Total	$49,485	$78,795	$29,330	$6,101	$10,218	$15,277	$—	$189,206
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$12,265	$172,028	$58,648	$56,006	$21,114	$74,179	$—	$394,240
Special mention	209	—	694	—	1,170	1,945	—	4,018
Substandard	—	—	375	—	—	1,201	—	1,576
Total	$12,474	$172,028	$59,717	$56,006	$22,284	$77,325	$—	$399,834
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$40,228	$101,055	$101,609	$80,368	$27,477	$90,403	$71,412	$512,552
Special mention	—	849	3,234	—	—	3,825	10	7,918
Substandard	96	820	543	406	370	8,953	41	11,229
Total	$40,324	$102,724	$105,386	$80,774	$27,847	$103,181	$71,463	$531,699
Current period gross writeoffs	$—	$—	$—	$—	$14	$63	$—	$77
Commercial real estate loans
Pass	$157,527	$721,955	$578,816	$336,064	$245,896	$645,950	$—	$2,686,208
Special mention	3,700	2,735	1,348	2,326	1,614	7,987	—	19,710
Substandard	—	4,231	537	31	792	8,392	—	13,983
Total	$161,227	$728,921	$580,701	$338,421	$248,302	$662,329	$—	$2,719,901
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$113,694	$40,523	$16,470	$4,355	$1,961	$2,399	$—	$179,402
Special mention	6	18	—	—	15	—	—	39
Substandard	—	—	3	—	3	—	—	6
Total	$113,700	$40,541	$16,473	$4,355	$1,979	$2,399	$—	$179,447
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$243,700	$321,790	$241,780	$154,578	$86,721	$327,485	$—	$1,376,054
Special mention	50	1,634	10,634	7,510	647	21,563	—	42,038
Substandard	—	521	876	71	34	842	—	2,344
Total	$243,750	$323,945	$253,290	$162,159	$87,402	$349,890	$—	$1,420,436
Current period gross writeoffs	$—	$—	$—	$49	$—	$13	$—	$62
Consumer loans
Pass	$8,929	$44,835	$24,253	$12,165	$5,427	$2,930	$—	$98,539
Special mention	—	9	—	—	—	—	—	9
Substandard	44	434	253	160	61	42	—	994
Total	$8,973	$45,278	$24,506	$12,325	$5,488	$2,972	$—	$99,542
Current period gross writeoffs	$—	$57	$83	$1	$9	$845	$—	$995
Total loans
Pass	$625,828	$1,480,981	$1,050,906	$649,637	$398,814	$1,158,180	$71,412	$5,435,758
Special mention	3,965	5,245	15,910	9,836	3,446	35,320	10	73,732
Substandard	140	6,006	2,587	668	1,260	19,873	41	30,575
Total	$629,933	$1,492,232	$1,069,403	$660,141	$403,520	$1,213,373	$71,463	$5,540,065
Current period gross writeoffs	$—	$333	$83	$50	$62	$1,053	$—	$1,581

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2022 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Construction and land development loans
Pass	$63,846	$39,790	$12,558	$15,787	$1,210	$10,601	$—	$143,792
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	458	—	472
Total	$63,846	$39,790	$12,558	$15,801	$1,210	$11,059	$—	$144,264
Current period gross writeoffs	$—	$—	$—	$—	$—	$2	$—	$2
Agricultural real estate loans
Pass	$171,833	$67,115	$58,283	$23,820	$27,573	$52,799	$—	$401,423
Special mention	1,123	—	490	1,240	273	3,121	—	6,247
Substandard	—	—	—	—	1,383	1,274	—	2,657
Total	$172,956	$67,115	$58,773	$25,060	$29,229	$57,194	$—	$410,327
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$94,377	$86,717	$78,977	$27,580	$30,809	$63,050	$43,722	$425,232
Special mention	169	218	1	44	238	1,000	—	1,670
Substandard	1,060	566	529	295	2,749	8,079	—	13,278
Total	$95,606	$87,501	$79,507	$27,919	$33,796	$72,129	$43,722	$440,180
Current period gross writeoffs	$—	$—	$67	$13	$—	$111	$—	$191
Commercial real estate loans
Pass	$558,921	$509,614	$319,049	$239,564	$211,505	$453,076	$—	$2,291,729
Special mention	2,187	1,287	769	1,508	952	8,503	—	15,206
Substandard	3,783	478	794	873	5,394	6,100	—	17,422
Total	$564,891	$511,379	$320,612	$241,945	$217,851	$467,679	$—	$2,324,357
Current period gross writeoffs	$250	$22	$—	$—	$—	$142	$—	$414
Agricultural loans
Pass	$137,327	$18,783	$3,433	$3,918	$915	$254	$—	$164,630
Special mention	1,178	—	—	756	66	109	—	2,109
Substandard	53	—	—	46	—	—	—	99
Total	$138,558	$18,783	$3,433	$4,720	$981	$363	$—	$166,838
Current period gross writeoffs	$—	$93	$—	$—	$—	$—	$—	$93
Commercial and industrial loans
Pass	$450,001	$226,038	$172,208	$63,906	$61,929	$247,404	$—	$1,221,486
Special mention	469	640	10,095	570	7,280	158	—	19,212
Substandard	346	418	184	35	157	633	—	1,773
Total	$450,816	$227,096	$182,487	$64,511	$69,366	$248,195	$—	$1,242,471
Current period gross writeoffs	$39	$311	$39	$439	$23	$19	$—	$870
Consumer loans
Pass	$48,600	$21,088	$12,101	$7,968	$1,945	$5,630	$—	$97,332
Special mention	—	18	1	—	5	—	—	24
Substandard	69	246	3	43	52	6	—	419
Total	$48,669	$21,352	$12,105	$8,011	$2,002	$5,636	$—	$97,775
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$1,524,905	$969,145	$656,609	$382,543	$335,886	$832,814	$43,722	$4,745,624
Special mention	5,126	2,163	11,356	4,118	8,814	12,891	—	44,468
Substandard	5,311	1,708	1,510	1,306	9,735	16,550	—	36,120
Total	$1,535,342	$973,016	$669,475	$387,967	$354,435	$862,255	$43,722	$4,826,212
Current period gross writeoffs	$311	$603	$195	$462	$30	$1,349	$—	$2,950

The following table presents the Company’s loan portfolio aging analysis at September 30, 2023 and December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2023
Construction and land development	$130	$—	$450	$580	$188,626	$189,206	$—
Agricultural real estate	—	—	1	1	399,833	399,834	—
1-4 family residential properties	2,917	781	630	4,328	527,371	531,699	—
Multifamily residential properties	4	—	550	554	326,513	327,067	—
Commercial real estate	895	49	3,625	4,569	2,388,265	2,392,834	—
Loans secured by real estate	3,946	830	5,256	10,032	3,830,608	3,840,640	—
Agricultural loans	5	—	5	10	179,437	179,447	—
Commercial and industrial loans	697	231	626	1,554	1,241,099	1,242,653	—
Consumer loans	854	336	169	1,359	98,183	99,542	—
All other loans	—	—	—	—	177,783	177,783	—
Total loans	$5,502	$1,397	$6,056	$12,955	$5,527,110	$5,540,065	$—
December 31, 2022
Construction and land development	$20	$14	$449	$483	$143,781	$144,264	$—
Agricultural real estate	20	6	1	27	410,300	410,327	—
1-4 family residential properties	1,706	1,092	896	3,694	436,486	440,180	—
Multifamily residential properties	—	—	548	548	293,798	294,346	—
Commercial real estate	494	205	3,654	4,353	2,025,658	2,030,011	—
Loans secured by real estate	2,240	1,317	5,548	9,105	3,310,023	3,319,128	—
Agricultural loans	—	53	29	82	166,756	166,838	—
Commercial and industrial loans	716	24	854	1,594	1,081,366	1,082,960	—
Consumer loans	326	195	278	799	96,976	97,775	—
All other loans	—	—	—	—	159,511	159,511	—
Total loans	$3,282	$1,589	$6,709	$11,580	$4,814,632	$4,826,212	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2023 and December 31, 2022 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	September 30, 2023		December 31, 2022
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$14	$14
Agricultural real estate	1,227	1,227	1,258	1,258
1-4 family residential properties	4,763	5,037	4,532	4,943
Multifamily residential properties	—	—	672	672
Commercial real estate	10,679	11,131	7,640	7,640
Loans secured by real estate	16,669	17,395	14,116	14,527
Agricultural loans	5	5	57	57
Commercial and industrial loans	1,328	2,025	1,098	1,098
Consumer loans	428	434	274	274
All other loans	—	—	—	—
Total loans	$18,430	$19,859	$15,545	$15,956

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $173,000 and $168,000 for the nine months ended September 30, 2023 and 2022, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at September 30, 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable
September 30, 2023
Agricultural real estate	$—	$333	$—	$—	0.01%
1-4 family residential properties	—	57	819	—	0.02%
Commercial real estate	—	770	137	—	0.02%
Loans secured by real estate	—	1,160	956	—	0.04%
Commercial and industrial loans	—	218	279	—	0.01%
Consumer loans	—	7	41	—	—%
Total	$—	$1,385	$1,276	$—	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended September 30, 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2023
1-4 family residential properties	$28	$—	$—	$28
Loans secured by real estate	28	—	—	28
Commercial and industrial loans	11	—	—	11
Consumer loans	—	—	16	16
Total loans	$39	$—	$16	$55

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended September 30, 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for nine months ended September 30, 2023.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

There were three loan and lease modifications classified as TDRs during the three months ended September 30, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended September 30, 2022 that resulted in an interest rate below market rate.

There were three loans modified as trouble debt restructuring during the prior twelve months that experienced defaults for the three months ended September 30, 2022. Default occurs when a loan is 90 days or more past due under the modified terms.

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

Purchased Credit Deteriorated (PCD) Loans

The Company has acquired loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition date is as follows (in thousands):

2023
Blackhawk Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$115,250
Allowance for credit losses at acquisition	(3,791)
Non-credit discount/(premium) at acquisition	(5,476)
Fair value of purchased credit deteriorated loans at acquisition	$105,983

2022
Delta Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$18,796
Allowance for credit losses at acquisition	(863)
Non-credit discount/(premium) at acquisition	(523)
Fair value of purchased credit deteriorated loans at acquisition	$17,410

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$200,221	$3,760	$144,172	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	32,348	45,355	28,432
Other intangibles	26,552	10,041	20,782	8,551
	$309,733	$49,164	$213,324	$43,758

Goodwill of $50.1 million was recorded for the acquisition and merger of Blackhawk Bancorp, Inc. during the third quarter of 2023. All of the goodwill was assigned to the banking segment of the Company. The goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of Blackhawk and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$26,955
Less purchase accounting adjustments:
Fair value of securities	$(25,521)
Fair value of loans, net	(43,477)
Fair value of premises and equipment	(3,856)
Fair value of time deposits	2,311
Fair value of subordinated and jr subordinated debentures	3,707
Increase in core deposit intangible	33,731
Increase in mortgage servicing rights	3,344
Other assets	6,619
		(23,142)
		$50,097

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
		1,233
		$28,558

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2023, September 30, 2022 and December 31, 2022 (in thousands):

	September 30, 2023	September 30, 2022	December 31, 2022
Beginning balance	$331	$420	$420
Mortgage servicing rights acquired during period	7,062	—	—
Adjustment to valuation reserve	—	108	108
Mortgage servicing rights amortized	(161)	(184)	(200)
Interest only strip	(8)	6	3
Ending balance	$7,224	$350	$331

Total amortization expense for three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Core deposit intangibles	$1,857	$1,131	$3,916	$3,273
Customer list intangibles	578	432	1,490	1,296
Mortgage servicing rights	133	35	161	184
	$2,568	$1,598	$5,567	$4,753

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/23 - 09/30/23	$5,567
Estimated amortization expense:
For period 10/01/23 - 12/31/23	3,561
For year ended 12/31/24	13,477
For year ended 12/31/25	12,156
For year ended 12/31/26	10,569
For year ended 12/31/27	9,349

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $215.0 million at September 30, 2023, an decrease of $6.4 million from $221.4 million at December 31, 2022. All the transactions have overnight maturities with a weighted average rate of 2.93%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2023	December 31, 2022
US Treasury securities and obligations of U.S. government corporations and agencies	$39,093	$47,775
Mortgage-backed securities: GSE: residential	175,885	173,639
Total	$214,978	$221,414

FHLB borrowings, were $364.7 million and $464.7 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 the advances were as follows:

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

Loans Held for Sale. The fair value of loans held for sale is based on independent asset pricing services which use observable market data as of the measurement date and are therefore classified in Level 2 of the valuation hierarchy.

Derivatives. The fair value of derivatives is based on models using observable market data as of the measurement date and are therefore classified in Level 2 of the valuation hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,929	$—	$211,929	$—
Obligations of states and political subdivisions	266,473	—	266,473	—
Mortgage-backed securities	672,522	—	672,522	—
Other securities	67,671	—	61,911	5,760
Total available-for-sale securities	1,218,595	—	1,212,835	5,760
Equity securities	3,932	3,932	—	—
Loans held for sale	6,233	—	6,233	—
Derivative assets: interest rate swaps	4,349	—	4,349	—
Total assets	$1,233,109	$3,932	$1,223,417	$5,760

Derivative liabilities: interest rate swaps	$2,932	$—	$2,932	$—
December 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$220,527	$—	$220,527	$—
Obligations of states and political subdivisions	287,698	—	287,698	—
Mortgage-backed securities	627,880	—	627,880	—
Other securities	82,880	—	73,630	9,250
Total available-for-sale securities	1,218,985	—	1,209,735	9,250
Equity securities	311	311	—	—
Loans held for sale	338	—	338	—
Derivative assets: interest rate swaps	4,253	—	4,253	—
Total assets	$1,223,887	$311	$1,214,326	$9,250

Derivative liabilities: interest rate swaps	$3,100	$—	$3,100	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022 is summarized as follows (in thousands):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$5,760	$5,760	$—	$10,000	$10,000
Transfers into Level 3	—	—	—	—	10	10
Transfers out of Level 3	—	—	—	—	(4,250)	(4,250)
Total gains or losses:
Included in net income	—	—	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Ending balance	$—	$5,760	$5,760	$—	$5,760	$5,760
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$—	$—	$99	$—	$99
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses:
Included in net income	—	—	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(99)	—	(99)
Ending balance	$—	$—	$—	$—	$—	$—
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value, which includes selling costs. Individually evaluated loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2023 was $2.1 million and a fair value of $1.7 million resulting in specific loss exposures of $0.4 million.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2023 was $2.3 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $942,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Collateral dependent loans	$1,669	$—	$—	$1,669
Foreclosed assets held for sale	942	—	—	942
December 31, 2022
Collateral dependent loans	$2,548	$—	$—	$2,548
Foreclosed assets held for sale	—	—	—	—

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2023 and December 31, 2022.

September 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,669	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	20%
Foreclosed assets held for sale	942	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$2,548	Third party valuations	Discount to reflect realizable value	0% - 40%	20%

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial assets
Cash and due from banks	$374,783	$374,783	$374,783	$—	$—
Federal funds sold	8,454	8,454	8,454	—	—
Certificates of deposit investments	1,960	1,960	—	1,960	—
Available-for-sale securities	1,218,595	1,218,595	—	1,212,835	5,760
Held-to-maturity securities	2,259	2,259	2,259	—	—
Equity securities	3,932	3,932	3,932	—	—
Loans held for sale	6,233	6,233	—	6,233	—
Loans net of allowance for credit losses	5,465,591	5,141,708	—	—	5,141,708
Interest receivable	36,476	36,476	—	36,476	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	12,648	12,648	—	12,648	—
Financial liabilities
Deposits	$6,346,324	$6,253,912	$—	$5,225,518	$1,028,394
Securities sold under agreements to repurchase	214,978	214,984	—	214,984	—
Interest payable	6,727	6,727	—	6,727	—
Federal Home Loan Bank borrowings	364,953	358,031	—	358,031	—
Subordinated debt, net	106,648	99,498	—	99,498	—
Junior subordinated debentures, net	24,003	21,605	—	21,605	—

December 31, 2022
Financial assets
Cash and due from banks	$144,806	$144,806	$144,806	$—	$—
Federal funds sold	7,627	7,627	7,627	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,218,986	1,218,986	—	1,209,736	9,250
Held-to-maturity securities	2,953	2,953	2,953	—	—
Equity securities	311	311	311	—	—
Loans held for sale	338	338	—	338	—
Loans net of allowance for credit losses	4,766,780	4,460,661	—	—	4,460,661
Interest receivable	28,357	28,357	—	28,357	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	18,440	18,440	—	18,440	—
Financial liabilities
Deposits	$5,257,001	$5,257,748	$—	$4,550,222	$707,526
Federal funds purchased	—	—	—	—	—
Securities sold under agreements to repurchase	221,414	221,260	—	221,260	—
Interest payable	3,346	3,346	—	3,346	—
Federal Home Loan Bank borrowings	465,071	459,327	—	459,327	—
Other borrowings	—	—	—	—	—
Subordinated debt, net	94,553	87,977	—	87,977	—
Junior subordinated debentures, net	19,364	17,164	—	17,164	—

Note 8 – Business Combinations

Blackhawk Bankcorp, Inc.

On August 15, 2023, the Company completed its acquisition of Blackhawk Bancorp, Inc. (“Blackhawk”) pursuant to an Agreement and Plan of Merger Agreement, dated March 20, 2023 (the “Agreement”). Pursuant to the Agreement, Blackhawk was merged with and into the Company. Blackhawk shareholders received 1.15 shares of the Company's common stock for each share of Blackhawk common stock.

The Company accounted for the Blackhawk acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of loans, core deposit intangibles, mortgage servicing rights, time deposits, real property, and subordinated debt with the assistance of third-party valuations and appraisals.

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$55,600
Loans held for sale	3,222
Loans, net	722,866
Investments-available for sale	377,969
Short-term investments	869
FHLB stock	1,737
Premises and equipment	12,366
Accrued interest receivable	4,029
Prepaid expenses	1,182
Other assets	20,742
Core deposit intangible	34,590
Income tax receivable	2,077
Deferred tax asset	22,152
Mortgage servicing rights	7,031
Total assets acquired	$1,266,432

Liabilities
Deposits	$1,194,972
Subordinated and jr. subordinated debt	16,448
Accrued interest payable	1,091
Accrued and other liabilities	10,508
Total liabilities assumed	1,223,019
Net assets acquired	$43,413

Total consideration	$93,510
Goodwill	$50,097

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (3,290,222 shares)	$93,508
Cash consideration	2
Purchase price	$93,510

The Company recorded $50.1 million of goodwill in connection with the acquisition of Blackhawk, none of which is deductible for tax purposes. The amount of goodwill recorded reflects the synergies and operational efficiencies that are expected to result from the acquisition. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:

Loans, net. The fair value of the loan portfolio was calculated on an individual loan basis using a discounted cash flow analysis, with results presented and assumptions applied on a summary basis. This analysis took into consideration the contractual terms of the loans and assumptions related to the cost of debt, cost of equity, servicing cost and other liquidity/risk premium considerations to estimate the projected cash flows. The inputs and assumptions used in the fair value estimate of the loan portfolio include credit mark, discount rate, prepayment speed, and foreclosure lag. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

Core deposit intangible. The Company identified customer relationships, in the form of core deposit intangibles, as an identified intangible asset. Core deposit intangibles derive value from the expected future benefits or earnings capacity attributable to the acquired core deposits. The fair value of the core deposit intangible was estimated by identifying the expected future benefits of the core deposits and discounting those benefits back to present value. The core deposit intangible will be amortized over its estimated useful life of approximately 10 years using the sum of the months digits accelerated method.

Mortgage servicing rights. The Company identified residential mortgage servicing rights intangible asset and determined the fair value using a discounted cash flow analysis. The key inputs and assumptions used in the fair value estimate include prepayment assumptions, servicing costs, delinquencies, foreclosure costs, ancillary income, income earned on float & escrow, interest on escrow, internal rate of return and inflation.

Deposits. The fair value of demand deposit and interest checking deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Subordinated and jr. subordinated debt. The Subordinated and jr. subordinated debt was fair valued using an income approach. Cash flows were calculated using an annualized contractual rate adjusted for forward interest costs and discounted using a variable discount rate.

Accounting for acquired loans

Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are recorded at the purchase price. The allowance for credit losses is determined at the loan level. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. The difference between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of the loan.

In accordance with ASC 326, Financial Instruments – Credit Losses, immediately following the acquisition the Company established a $3.8 million allowance for credit losses on the $618.33 million of acquired non-PCD loans through provision for credit losses in the consolidated statement of operations.

The following table provides a summary of PCD loans purchased as part of the Blackhawk acquisition as of the acquisition date:

(In thousands)
Unpaid principal balance	$115,250
PCD allowance for credit losses at acquisition	$(3,791)
Non-credit discount on acquired loans	$(5,476)
Fair value of PCD loans	$105,983

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net interest income	$57,245	$52,141	$171,635	$179,040
Provision for loan losses	6,246	1,742	6,768	2,601
Non-interest income	25,205	16,712	73,892	67,954
Non-interest expense	60,741	44,476	166,430	162,943
Income before taxes	15,463	22,635	72,329	81,450
Income tax expense	3,830	5,191	17,069	18,662
Net income	$11,633	$17,444	$55,260	$62,788

Earnings per share
Basic	$0.52	$0.73	$2.62	$2.69
Diluted	0.52	0.73	2.61	2.68

Basic weighted average shares o/s	22,220,438	23,744,891	21,086,802	23,360,909
Diluted weighted average shares o/s	22,319,334	23,825,437	21,176,946	23,435,657

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.1 million and $2.6 million, respectively, during the three and nine-months ended September 30, 2023 and no related acquisition costs were incurred during the three and nine-months ended September 30, 2022.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Delta Merger taken place at the beginning of the period (dollars in thousands, except per share data):

Nine months ended
September 30, 2022

Net interest income	$141,524
Provision for loan losses	4,001
Non-interest income	56,592
Non-interest expense	125,690
Income before taxes	68,425
Income tax expense	15,480
Net income	$52,945

Earnings per share
Basic	$2.64
Diluted	2.63

Basic weighted average shares o/s	20,070,687
Diluted weighted average shares o/s	20,145,435

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2023, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	September 30, 2023	September 30, 2022	December 31, 2022
Operating lease right-of-use assets	$14,192	$15,194	$15,774
Operating lease liabilities	14,503	15,425	16,035
Weighted-average remaining lease term (in years)	5.0	6.1	5.8
Weighted-average discount rate	2.75%	2.68%	2.67%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2023	$805
2024	2,791
2025	2,351
2026	2,191
2027	2,012
Thereafter	6,318
Total lease payments	16,468
Less imputed interest	(1,965)
Total lease liability	$14,503

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$870	$893	$2,448	$2,268
Short-term lease cost	24	21	51	63
Variable lease cost	163	43	577	502
Total lease cost	1,057	957	3,076	2,833
Income from subleases	(94)	(109)	(281)	(299)
Net lease cost	$963	$848	$2,795	$2,534

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2023	September 30, 2022
Operating cash flows from operating leases	$2,414	$2,286

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.6	$13,145	$(2,932)

December 31, 2022
Fair value hedges:
Interest rate swap agreements	Other liabilities	6.3	$13,448	$(3,100)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Derivatives	2023	2022	2023	2022
Interest rate swap agreements	Interest income on loans	$226	$595	$264	$1,871

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2023	2022	2023	2022
Interest rate swap agreements	Interest income on loans	$(226)	$(595)	$(264)	$(1,871)

As of September 30, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,729	$(1,417)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2023 (dollars in thousands):

September 30, 2023	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	5.3	$31,093	$4,349
Interest rate swap agreements	Other liabilities	5.3	31,093	(4,349)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid, such as discussions of First Mid’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the proposed transactions between First Mid and Blackhawk will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Blackhawk with First Mid will be materially delayed or will be more costly or difficult than expected; the inability to complete the proposed transactions due to the failure to satisfy conditions to completion of the proposed transactions, including failure to obtain the required regulatory, shareholder and other approvals; the failure of the proposed transactions to close for any other reason; the effect of the announcement of the proposed transactions on customer relationships and operating results; the possibility that the proposed transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of First Mid; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid; accounting principles, policies and guidelines; and the impact of the global COVID-19 pandemic on First Mid’s businesses, the ability to complete the proposed transactions or any of the other foregoing risks. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $50.9 million and $52.3 million for the nine months ended September 30, 2023 and 2022, respectively. Diluted net income per common share was $2.40 and $2.60 for the nine months ended September 30, 2023 and 2022, respectively.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2023 and 2022, compared to the performance ratios for the year ended December 31, 2022:

	Nine months ended		Year ended
	September 30, 2023	September 30, 2022	December 31, 2022
Return on average assets	0.99%	1.07%	1.11%
Return on average common equity	10.23%	10.71%	11.38%
Average equity to average assets	9.62%	9.98%	9.77%

Total assets were $7.9 billion at September 30, 2023, compared to $6.7 billion as of December 31, 2022. From December 31, 2022 to September 30, 2023, cash and cash equivalents increased $230.8 million, net loan balances increased $698.8 million and investment securities increased $2.5 million. Net loan balances were $5.47 billion at September 30, 2023 compared to $4.77 billion at December 31, 2022.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 2.95% for the nine months ended September 30, 2023, down from 3.16% for the same period in 2022. This decrease was primarily due to increased rates on interest-bearing deposits and borrowings partially offset by an increase in earning asset yields. Net interest income before the provision for loan losses was $136.0 million compared to net interest income of $138.6 million for the same period in 2022. The decrease in net interest income was primarily due to higher funding costs, offset by organic growth and the acquisition of Blackhawk Bank during the third quarter of 2023.

Total non-interest income of $65.0 million increased $8.5 million or 15.1% from $56.5 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions and income from Blackhawk Bank.

Total non-interest expense of $128.7 million increased $5.2 million or 4.2% from $123.5 million for the same period last year. The increased was primarily due to the Company's ongoing efficiency improvement efforts.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2023 versus 2022
	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Net interest income	$2,186	$(2,604)
Provision for credit losses	(5,769)	(1,551)
Other income, including securities transactions	6,262	8,543
Other expenses	(5,547)	(5,226)
Income taxes	46	(611)
Increase (decrease) in net income	$(2,822)	$(1,449)

Credit quality is an area of importance to the Company. Total nonperforming loans were $21.3 million at September 30, 2023, compared to $20.8 million at September 30, 2022 and $19.2 million at December 31, 2022. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.3 million at September 30, 2023 compared to $4.3 million at September 30, 2022 and $4.4 million at December 31, 2022.

The Company’s provision for credit losses for the nine months ended September 30, 2023 and 2022 was $5.6 million and $4.0 million, respectively. The provision expense during the first nine months of 2023 included recording an initial provision for credit losses for Blackhawk Bank of $3.8 million. The provision expense during the first nine months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Total loans past due 30 days or more were 0.23% of loans at September 30, 2023 compared to 0.34% at September 30, 2022, and 0.24% of loans at December 31, 2022. Loans secured by both commercial and residential real estate comprised approximately 69.4% of the loan portfolio as of September 30, 2023 and 68.8% as of December 31, 2022.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2023 and 2022 and December 31, 2022 was 10.19%, 12.28% and 12.40%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2023 and 2022, and December 31, 2022 was 12.60%, 15.11% and 15.20%, respectively. The decrease in Tier 1 capital and total to risk weighted assets ratio from December 31, 2022 was primarily due to the acquisition of Blackhawk Bank.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2023 and 2022, were $1.1 billion and $1.2 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank and Blackhawk Bank are required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $2.3 million and $1.3 million for the assessment during the first nine months of 2023 and 2022, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2023 and 2022 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2,268,000 and $2,373,000 for 2023 and 2022, respectively were 2.90% and 3.11% at September 30, 2023 and 2022, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2023 and 2022 in the following table (dollars in thousands):

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$90,957	$1,882	8.21%	$22,130	$128	2.29%
Federal funds sold	8,561	114	5.28%	7,152	38	2.11%
Certificates of deposit	2,152	16	2.95%	1,417	8	2.24%
Investment securities:
Taxable	1,004,994	7,352	2.93%	1,047,335	5,106	1.95%
Tax-exempt (1)	287,232	2,445	3.40%	318,870	2,780	3.49%
Loans net of unearned income (TE) (2)	5,199,885	69,397	5.29%	4,666,157	49,498	4.21%
Total earning assets	6,593,781	81,206	4.89%	6,063,061	57,558	3.77%
Cash and due from banks	125,014			122,616
Premises and equipment	97,474			90,715
Other assets	524,478			458,854
Allowance for loan losses	(64,636)			(59,319)
Total assets	$7,276,111			$6,675,927
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,646,134	$12,740	1.91%	$2,545,619	$3,570	0.56%
Savings deposits	669,930	190	0.11%	674,524	149	0.09%
Time deposits	1,081,978	9,117	3.34%	672,187	1,197	0.71%
Total interest-bearing deposits	4,398,042	22,047	1.99%	3,892,330	4,916	0.50%
Securities sold under agreements to repurchase	212,644	1,625	3.03%	207,079	428	0.82%
FHLB advances	486,738	4,761	3.88%	355,554	1,926	2.15%
Federal funds purchased	—	—	—%	272	1	1.46%
Subordinated Debt	105,332	1,028	3.87%	94,491	986	4.14%
Junior subordinated debt	19,258	545	11.23%	19,294	241	4.96%
Other debt	—	(12)	—%	—	—	—%
Total borrowings	823,972	7,947	3.83%	676,690	3,582	2.10%
Total interest-bearing liabilities	5,222,014	29,994	2.28%	4,569,020	8,498	0.74%
Non interest-bearing demand deposits	1,293,422		1.83%	1,418,028		0.56%
Other liabilities	65,265			47,131
Stockholders' equity	695,410			641,748
Total liabilities and equity	$7,276,111			$6,675,927
Net interest income		$51,212			$49,060
Net interest spread			2.61%			3.03%
Impact of non interest-bearing funds			0.45%			0.18%
TE net yield on interest-bearing assets			3.06%			3.21%

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$47,522	$2,547	7.17%	$69,356	$272	0.52%
Federal funds sold	8,116	297	4.90%	5,188	45	1.17%
Certificates of deposit	1,886	44	3.13%	1,852	29	2.06%
Investment securities:
Taxable	972,346	17,785	2.44%	1,085,604	15,357	1.89%
Tax-exempt (1)	280,675	7,365	3.50%	345,886	8,529	3.29%
Loans net of unearned income (TE) (2)	4,923,327	184,468	5.01%	4,445,223	133,323	4.01%
Total earning assets	6,233,872	212,506	4.56%	5,953,109	157,555	3.54%
Cash and due from banks	131,876			117,109
Premises and equipment	92,624			88,093
Other assets	488,314			423,585
Allowance for loan losses	(60,956)			(58,845)
Total assets	$6,885,730			$6,523,051
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,489,962	$31,862	1.71%	$2,603,995	$6,695	0.34%
Savings deposits	643,343	549	0.11%	672,484	392	0.08%
Time deposits	922,944	18,983	2.75%	644,840	2,500	0.52%
Total interest-bearing deposits	4,056,249	51,394	1.69%	3,921,319	9,587	0.33%
Securities sold under agreements to repurchase	223,396	4,811	2.88%	186,524	632	0.45%
FHLB advances	504,409	13,719	3.64%	234,892	2,842	1.62%
Federal funds purchased	256	9	4.70%	553	6	1.45%
Subordinated debt	98,208	3,003	4.09%	94,452	2,958	4.19%
Junior subordinated debentures	19,356	1,314	9.08%	19,252	553	3.84%
Other debt	—	(12)	—%	18	—	—%
Total borrowings	845,625	22,844	3.61%	535,691	6,991	1.74%
Total interest-bearing liabilities	4,901,874	74,238	2.02%	4,457,010	16,578	0.50%
Non interest-bearing demand deposits	1,265,188		1.61%	1,370,701		0.38%
Other liabilities	55,994			44,170
Stockholders' equity	662,674			651,170
Total liabilities and equity	$6,885,730			$6,523,051
Net interest income		$138,268			$140,977
Net interest spread			2.54%			3.04%
Impact of non interest-bearing funds			0.41%			0.12%
TE net yield on interest-earning assets			2.95%			3.16%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2023, compared to the same period in 2022 (in thousands):

	Three months ended September 30, 2023 compared to 2022 Increase / (Decrease)			Nine months ended September 30, 2023 Compared to 2022 Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$1,754	$958	$796	$2,275	$(168)	$2,443
Federal funds sold	76	9	67	252	38	214
Certificates of deposit investments	8	5	3	15	1	14
Investment securities:
Taxable	2,246	(1,362)	3,608	2,428	(2,511)	4,939
Tax-exempt (2)	(335)	(270)	(65)	(1,164)	(1,685)	521
Loans (2) (3)	19,899	6,137	13,762	51,145	15,412	35,733
Total interest income	$23,648	$5,477	$18,171	$54,951	$11,087	$43,864
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$9,170	$148	$9,022	$25,167	$(497)	$25,664
Savings deposits	41	(7)	48	157	(25)	182
Time deposits	7,920	1,119	6,801	16,483	1,506	14,977
Securities sold under agreements to repurchase	1,197	12	1,185	4,179	148	4,031
FHLB advances	2,835	891	1,944	10,877	5,212	5,665
Federal funds purchased	(1)	(1)	1	3	(6)	9
Subordinated debt	42	352	(310)	45	146	(101)
Junior subordinated debentures	304	(3)	307	761	3	758
Short term debt	(12)	—	—	(12)	—	(12)
Total interest expense	21,496	2,511	18,998	57,660	6,487	51,173
Net interest income	$2,152	$2,966	$(827)	$(2,709)	$4,600	$(7,309)

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income decreased $2.7 million, or 1.9%, to $138.3 million for the nine months ended September 30, 2023, from $141.0 million for the same period in 2022. Net interest income and net interest margin decreased primarily due to an increase in deposit and borrowing rates more than offsetting the increase in earning asset yields.

For the nine months ended September 30, 2023, average earning assets increased $280.8 million, or 4.7%, and average interest-bearing liabilities increased $444.9 million or 10.0% compared with average balances for the same period in 2022.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $21.8 million or 31.5%.
•
Average federal funds sold increased $2.9 million or 56.4%.
•
Average certificates of deposits investments increased $0.0 million or 1.8%.
•
Average loans increased by $478.1 million or 10.8%.
•
Average securities decreased by $178.5 million or 12.5%.
•
Average interest-bearing customer deposits increased by $134.9 million or 3.4%.
•
Average securities sold under agreements to repurchase increased by $36.9 million or 19.8%.
•
Average borrowings and other debt increased by $273.1 million or 78.2%.

•
Net interest margin decreased to 2.95% for the first nine months of 2023 from 3.16% for the first nine months of 2022.

Provision for Loan Losses

The provision for credit losses for the nine months ended September 30, 2023 and 2022 was $5.6 million and $4.0 million, respectively. The provision expense in the nine months ended September 30, 2023 included recording an initial provision for credit losses for Blackhawk Bank of $3.8 million. The provision expense during the nine months of 2022 included recording an initial provision for credit losses for Jefferson Bank of $2.0 million. Net charge offs were $195,000 for the nine months ended September 30, 2023, compared to net charge offs of $742,000 for September 30, 2022. Nonperforming loans were $21.3 million and $20.8 million as of September 30, 2023 and 2022, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,				Nine months September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Wealth management revenues	$4,940	$4,843	$97	2.0%	$15,795	$16,291	$(496)	-3.0%
Insurance commissions	5,199	4,158	1,041	25.0%	19,416	16,903	2,513	14.9%
Service charges	2,994	2,445	549	22.5%	7,583	6,737	846	12.6%
Security gains (losses), net	3,389	79	3,310	4189.9%	3,337	81	3,256	4019.8%
Mortgage banking revenue, net	846	355	491	138.3%	1,328	1,125	203	18.0%
ATM / debit card revenue	3,766	3,101	665	21.4%	10,114	9,213	901	9.8%
Bank owned life insurance	1,024	913	111	12.2%	3,854	2,634	1,220	46.3%
Other	895	897	(2)	-0.2%	3,591	3,491	100	2.9%
Total other income	$23,053	$16,791	$6,262	37.3%	$65,018	$56,475	$8,543	15.1%

Following are explanations of the changes in these other income categories for the three and nine months ended September 30, 2023 compared to the same period in 2022:

•
Wealth management revenues decreased for the nine month period due to lower market prices reducing fee based income and due to less farm real estate sales.
•
Insurance commissions increased primarily due to an increase in commission income and contingency income during 2023 compared to the same period last year.
•
Fees from service charges increased during the first nine months of 2023 primarily due to the acquisition of Blackhawk Bank.
•
Net gains from the sale of securities during 2023 were $3,337,000 and net gains in 2022 were $81,000. The increase was primarily due to a balance sheet restructuring of Blackhawk Bank after acquisition.
•
The increase in mortgage banking income was due to an increase in mortgage refinancing activity and fees from loans sold in the secondary market and the acquisition of Blackhawk Bank.
•
$45.5 million (representing 318 loans) for the nine months ended September 30, 2023.
•
$55.9 million (representing 372 loans) for the nine months ended September 30, 2022.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Blackhawk Bank.
•
Bank owned life insurance income increased approximately $1.2 million during the first nine months of 2023 compared to the same period in 2022 primarily due to a claim payout, higher rates, and insurance added through the acquisition of Blackhawk Bank.
•
Other income increased primarily due to an increase in various fees and other miscellaneous income.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$25,422	$24,877	$545	2.2%	$75,037	$74,984	$53	0.1%
Net occupancy and equipment expense	6,929	5,903	1,026	17.4%	18,969	18,131	838	4.6%
Net other real estate owned expense	902	58	844	1455.2%	1,062	243	819	337.0%
FDIC insurance	785	479	306	63.9%	2,324	1,341	983	73.3%
Amortization of intangible assets	2,568	1,598	970	60.7%	5,567	4,753	814	17.1%
Stationery and supplies	335	361	(26)	-7.2%	942	997	(55)	-5.5%
Legal and professional	1,844	1,770	74	4.2%	5,314	5,389	(75)	-1.4%
Marketing and donations	764	739	25	3.4%	2,326	2,318	8	0.3%
ATM/debit card expense	1,751	1,243	508	40.9%	3,990	2,991	999	33.4%
Other operating expenses	5,796	4,521	1,275	28.2%	13,184	12,342	842	6.8%
Total other expense	$47,096	$41,549	$5,547	13.4%	$128,715	$123,489	$5,226	4.2%

Following are explanations for the changes in these other expense categories for the three and nine months ended September 30, 2023 compared to the same period in 2022:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to the acquisition of Blackhawk Bank partially offset by the Company's efficiency improvement efforts and lower bonus accrual expense during the first nine months of 2023. There were 1,224 and 1,051 full-time equivalent employees at September 30, 2023 and 2022, respectively.
•
The increase in occupancy and equipment expense was primarily due to the acquisition of Blackhawk Bank.
•
The increase in net other real estate owned expense was primarily due to properties sold that no longer have ongoing expense during 2023 and the write down of a closed branch that is for sale.
•
Expense for amortization of intangible assets increased for the nine months ended September 30, 2023 compared to 2022. Core deposit intangibles and mortgage servicing rights increased due to the acquisition of Blackhawk Bank.
•
The increase in other operating expenses during the first nine months of 2023 was primarily due to nonrecurring costs in 2023 from the acquisition of Blackhawk Bank.
•
On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the the acquisition of Blackhawk Bank.

Income Taxes

Total income tax expense amounted to $15.9 million (23.7% effective tax rate) for the nine months ended September 30, 2023, compared to $15.3 million (22.8% effective tax rate) for the same period in 2022. The increase in effective rate is related to an increase in various nondeductible expenses while pre-tax net income slightly decreased.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2023 and December 31, 2022 (dollars in thousands)

	September 30, 2023		December 31, 2022
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$245,648	1.31%	$252,934	1.28%
Obligations of states and political subdivisions	341,002	2.33%	347,409	2.31%
Mortgage-backed securities: GSE residential	810,113	2.39%	744,636	1.69%
Other securities	76,065	3.58%	90,347	3.41%
Total securities	$1,472,828	2.26%	$1,435,326	1.87%

At September 30, 2023, the Company’s investment portfolio increased by $37.5 million from December 31, 2022 primarily due to the acquisition of Blackhawk Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2023 for investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2023 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$245,648	$211,929	$25,145	$186,486	$—	$—	$—	$298
Obligations of state and political subdivisions	341,002	266,473	34,923	185,870	42,889	—	—	2,791
Mortgage-backed securities (2)	810,113	672,522	2,048	—	—	—	—	670,474
Other securities	73,806	67,671	—	7,826	21,995	6,270	—	31,580
Total available-for-sale	$1,470,569	$1,218,595	$62,116	$380,182	$64,884	$6,270	$—	$705,143
Held-to-maturity:
Other securities	2,259	2,259	—	—	—	—	—	2,259
Total held-to-maturity	$2,259	$2,259	$—	$—	$—	$—	$—	$2,259
Equity securities:
Federal Agricultural Mtg Corp	$3,587	$3,932	$—	$—	$—	$—	$—	$3,932

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$189,206	3.4%	$144,264	3.0%
Agricultural real estate	399,834	7.2%	410,327	8.5%
1-4 family residential properties	531,699	9.6%	440,180	9.1%
Multifamily residential properties	327,067	5.9%	294,346	6.1%
Commercial real estate	2,392,834	43.3%	2,030,011	42.1%
Loans secured by real estate	3,840,640	69.4%	3,319,128	68.8%
Agricultural loans	179,447	3.2%	166,838	3.5%
Commercial and industrial loans	1,242,653	22.4%	1,082,960	22.4%
Consumer loans	99,542	1.8%	97,775	2.0%
All other loans	177,783	3.2%	159,511	3.3%
Total loans	$5,540,065	100.0%	$4,826,212	100.0%

Loan balances increased $713.9 million, or 14.8%. The increase was primarily due to the acquisition of Blackhawk Bank, partially offset by less loan demand and lower line of credit draws. The balance of real estate loans held for sale, included in the balances shown above, amounted to $6.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

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

Loans are geographically dispersed throughout Illinois, the St. Louis Metro area, central Missouri, Texas, and southern Wisconsin. While these regions have experienced some economic stress during 2023 and 2022, the Company does not consider these locations high risk areas since these regions have not experienced the significant changes in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2023 and December 31, 2022, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2023		December 31, 2022
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$452,868	8.17%	$445,241	9.23%
Lessors of non-residential buildings	1,077,520	19.45%	956,120	19.81%
Lessors of residential buildings and dwellings	532,844	9.62%	453,219	9.39%
Hotels and motels	227,167	4.10%	209,837	4.35%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2023, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$28,640	$95,061	$65,505	$189,206
Agricultural real estate	22,044	123,378	254,412	399,834
1-4 family residential properties	24,967	123,419	383,313	531,699
Multifamily residential properties	10,252	248,308	68,507	327,067
Commercial real estate	152,560	1,264,001	976,273	2,392,834
Loans secured by real estate	238,463	1,854,167	1,748,010	3,840,640
Agricultural loans	147,876	26,801	4,770	179,447
Commercial and industrial loans	348,241	626,944	267,468	1,242,653
Consumer loans	4,806	84,008	10,728	99,542
All other loans	22,762	26,332	128,689	177,783
Total loans	$762,148	$2,618,252	$2,159,665	$5,540,065

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of September 30, 2023, loans with maturities over one year consisted of approximately $3.1 billion in fixed rate loans and approximately $1.6 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Nonaccrual loans	$19,859	$15,956
Modified loans which are performing in accordance with revised terms	1,410	3,214
Total nonperforming loans	21,269	19,170
Repossessed assets	2,296	4,369
Total nonperforming loans and repossessed assets	$23,565	$23,539
Nonperforming loans to loans, before allowance for loan losses	0.38%	0.40%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.43%	0.49%

The $3.9 million increase in nonaccrual loans during 2023 resulted from the net of $9.4 million of loans put on nonaccrual status offset by $4.6 million of loans becoming current or paid-off, $0.6 million of loans transferred to other real estate and $0.2 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	—%	$14	0.1%
Agricultural real estate	1,227	6.2%	1,258	7.9%
1-4 family residential properties	5,037	25.4%	4,943	31.0%
Multifamily residential properties	—	—%	672	4.2%
Commercial real estate	11,131	56.0%	7,640	47.9%
Loans secured by real estate	17,395	87.6%	14,527	91.0%
Agricultural loans	5	—%	57	0.4%
Commercial and industrial loans	2,025	10.2%	1,098	6.9%
Consumer loans	434	2.2%	274	1.7%
Total loans	$19,859	100.0%	$15,956	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The $2.3 million in repossessed assets during the first nine months of 2023 resulted from $0.7 million of additional assets repossessed and $1.9 million of repossessed assets sold, $1.1 million of writedowns, and approximately $247,000 of change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,720	74.9%	$2,763	63.2%
1-4 family residential properties	—	—%	108	2.5%
Commercial real estate	576	25.1%	1,390	31.8%
Total real estate	2,296	100.0%	4,261	97.5%
Consumer loans	—	—%	108	2.5%
Total repossessed collateral	$2,296	100.0%	$4,369	100.0%

Repossessed assets sold during the first nine months of 2023 resulted in net gains of $0.1 million related to real estate asset sales and net losses of $21,000 related to other asset sales. The Company also recognized no deferred losses and recorded $1.1 million of writedowns on seven real estate properties owned. Repossessed assets sold during the same period in 2022 resulted in net losses of $29,000 related to real estate asset sales and net losses of $0.1 million related to other asset sales. The Company also recognized $0.1 million of deferred losses and recorded $0.2 million of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2023, the Company’s loan portfolio included $580.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $452.9 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $3.3 million from $577.2 million at December 31, 2022 while loans concentrated in other grain farming increased $7.6 million from $445.2 million at December 31, 2022. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $227.2 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1,077.5 million of loans to lessors of non-residential buildings, and $532.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of September 30, 2023 and 2022, and of changes in the allowance for the three and nine months ended September 30, 2023 and 2022, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Average loans outstanding, net of unearned income	$5,199,885	$4,481,593	$4,923,327	$4,332,925
Allowance-prior year end of period	58,719	59,075	59,093	54,655
Allowance - beginning of period	58,719	59,075	59,093	54,655
Initial allowance on loans purchased with credit deterioration	3,791	—	3,791	863
Charge-offs:
Construction and land development	—	—	14	2
1-4 family residential	21	45	77	186
Commercial real estate	—	7	25	414
Agricultural	132	—	408	93
Commercial and industrial	—	389	62	424
Consumer	368	392	995	1,059
Total charge-offs	521	833	1,581	2,178
Recoveries:
Construction and land development	—	100	—	100
1-4 family residential	91	19	193	264
Commercial real estate	16	8	347	367
Agricultural	3	38	13	38
Commercial and industrial	81	63	374	187
Consumer	150	165	459	480
Total recoveries	341	393	1,386	1,436
Net charge-offs (recoveries)	180	440	195	742
Provision for loan losses	5,911	142	5,552	4,001
Allowance-end of period	$68,241	$58,777	$68,241	$58,777
Ratio of annualized net charge-offs to average loans	0.01%	0.04%	0.01%	0.02%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.23%	1.25%	1.23%	1.25%
Ratio of allowance for credit losses to nonperforming loans	321%	282%	321%	282%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to a decline in nonperforming loans at September 30, 2023 compared to September 30, 2022.

During the first nine months of 2023, the Company had net charge offs of $0.2 million compared to net charge offs of $0.7 million in 2022. During the first nine months of 2023, there were one agricutural loan to one borrower totaling $0.2 million. During the first nine months of 2022, there were significant charge-offs of two commercial real estate loan to one borrower totaling $0.3 million and one commercial operating loan to one borrow totaling $0.3 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022 (dollars in thousands):

	Nine months ended September 30, 2023		Nine months ended September 30, 2022		Year ended December 31, 2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,265,188	—%	$1,370,701	—%	$1,356,912	—%
Interest-bearing	2,489,962	1.71%	2,603,995	0.34%	2,598,480	0.53%
Savings	643,343	0.11%	672,484	0.08%	666,334	0.09%
Time deposits	922,944	2.75%	644,840	0.52%	655,240	0.69%
Total average deposits	$5,321,437	1.29%	$5,292,020	0.24%	$5,276,966	0.36%

During the first nine months of 2023, the average balance of deposits increased by $44.5 million from the average balance for the year ended December 31, 2022. Average non-interest-bearing deposits decreased by $91.7 million, average interest-bearing balances decreased by $108.5 million, savings account balances decreased $23.0 million and balances of time deposits increased $267.7 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $25,000.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022 (in thousands):

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Year ended December 31, 2022
High month-end balances of total deposits	$6,346,324	$5,487,305	$5,487,305
Low month-end balances of total deposits	5,030,778	4,904,973	4,904,973

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
3 months or less	$196,589	$80,856
Over 3 through 6 months	156,938	31,771
Over 6 through 12 months	270,623	127,405
Over 12 months	141,218	183,597
Total	$765,368	$423,629

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank and Blackhawk Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2023 and December 31, 2022 is presented below (dollars in thousands):

	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$214,978	$221,414
Federal Home Loan Bank advances:
FHLB – overnite	—	65,000
Fixed term – due in one year or less	50,000	110,040
Fixed term – due after one year	314,953	290,031
Other borrowings:
Subordinated debt	106,648	94,553
Junior subordinated debentures	24,003	19,364
Total	$710,582	$800,402
Average interest rate at end of period	4.58%	2.52%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$231,650	$257,061
Federal Home Loan Bank advances:
FHLB – overnite	150,000	310,000
Fixed term – due in one year or less	105,024	160,048
Fixed term – due after one year	415,005	290,031
Other borrowings:
Federal funds purchased	—	10,000
Subordinated debt	114,814	94,553
Junior subordinated debentures	24,003	19,364

Averages for the period (YTD):
Securities sold under agreements to repurchase	$223,396	$202,242
Federal Home Loan Bank advances:
FHLB – overnite	73,674	100,084
Fixed term – due in one year or less	83,777	94,247
Fixed term – due after one year	346,958	82,070
Other borrowings:
Federal funds purchased	256	481
Loans due in one year or less	—	14
Subordinated debt	98,208	94,471
Junior subordinated debentures	19,356	19,275
Total	$845,625	$592,884
Average interest rate during the period	3.61%	2.16%

Securities sold under agreements to repurchase decreased $6.4 million during the first nine months of 2023 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank and Blackhawk Bank to economically fund loan demand. At September 30, 2023 the fixed term advances, consisted of $364.7 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	1.0	4.81%	November 10, 2023
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
4,746,475	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
50,000,000	4.0	3.28%	December 8, 2027
25,000,000	5.0	3.47%	March 13, 2028
25,000,000	5.0	3.67%	June 15, 2028
25,000,000	5.0	3.71%	June 29, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of September 30, 2023. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company, First Mid Bank and Blackhawk Bank, as applicable, were in compliance with the existing covenants at September 30, 2023 and 2022, and December 31, 2022.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to Indenture between the Company and UMB Bank, as trustee (the “Trustee”). The Indenture governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the Notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II

was issued pursuant to Indenture between the Company and UMB Bank, as trustee (the “Trustee”). The Indenture governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the Notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 7.27% and 6.37% at September 30, 2023 and December 31, 2022, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.52% and 6.47% at September 30, 2023 and December 31, 2022, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.37% and 6.62% at September 30, 2023 and December 31, 2022, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1,000,000 of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month LIBOR plus 325 basis points (8.91% at September 30, 2023) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 205 basis points (7.72% at September 30, 2023) and resets quarterly.

The trust preferred securities issued by Trust II, CLST I, FBTCST I, BHST I, and BHST II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction.

Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however, would not count as Tier 1 regulatory capital.

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt certain rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” The rules permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets (such as the Company) if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company, First Mid Bank or Blackhawk Bank.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2023 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$240,471	$—	$—	$—	$—	$—	$240,471	$240,471
Certificates of deposit investments	735	490	735	—	—	—	1,960	1,960
Taxable investment securities	157,559	103,089	81,852	104,784	123,937	392,371	963,592	963,592
Nontaxable investment securities	4,113	4,683	1,502	5,104	5,135	240,657	261,194	261,194
Loans	1,916,493	824,813	898,290	1,047,320	301,152	551,997	5,540,065	5,216,182
Total	$2,319,371	$933,075	$982,379	$1,157,208	$430,224	$1,185,025	$7,007,282	$6,683,399
Interest-bearing liabilities:
Savings and NOW accounts	$803,780	$246,575	$246,575	$246,575	$246,575	$884,459	$2,674,539	$2,674,539
Money market accounts	644,325	73,352	73,352	73,352	73,352	224,224	1,161,957	1,161,957
Other time deposits	909,812	119,302	30,443	17,091	42,623	1,535	1,120,806	1,028,394
Short-term borrowings/debt	214,978	—	—	—	—	—	214,978	214,984
Long-term borrowings/debt	74,003	40,015	136,586	—	225,000	20,000	495,604	479,134
Total	$2,646,898	$479,244	$486,956	$337,018	$587,550	$1,130,218	$5,667,884	$5,559,008
Rate sensitive assets – rate sensitive liabilities	$(327,527)	$453,831	$495,423	$820,190	$(157,326)	$54,807	$1,339,398
Cumulative GAP	(327,527)	126,304	621,727	1,441,917	1,284,591	1,339,398
Cumulative amounts as % of total Rate sensitive assets	-4.7%	6.5%	7.1%	11.7%	-2.2%	0.8%
Cumulative Ratio	-4.7%	1.8%	8.9%	20.6%	18.3%	19.1%

The static GAP analysis shows that at September 30, 2023, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s and Blackhawk Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At September 30, 2023, the Company’s stockholders' equity increased $104.8 million or 16.6%, to $737.9 million from $633.2 million as of December 31, 2022. During the first nine months of 2023, net income contributed $50.9 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $27.4 million, net of tax. Dividends of $14.1 million were paid during the first nine months of 2023.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), each of First Mid Bank and Blackhawk Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2023 and December 31, 2022, the Company, First Mid Bank and Blackhawk Bank, as applicable, met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk-weighted assets)
Company	$876,544	12.60%	$730,434	> 10.50%	N/A	N/A
First Mid Bank	754,477	14.44%	548,779	> 10.50%	$522,646	> 10.00%
Blackhawk Bank	85,675	10.04%	89,629	> 10.50%	85,361	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	708,961	10.19%	591,304	> 8.50%	N/A	N/A
First Mid Bank	699,623	13.39%	444,249	> 8.50%	418,117	> 8.00%
Blackhawk Bank	79,594	9.32%	72,556	> 8.50%	68,288	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	684,958	9.85%	486,956	> 7.00%	N/A	N/A
First Mid Bank	699,623	13.39%	365,852	> 7.00%	339,720	> 6.50%
Blackhawk Bank	79,594	9.32%	59,752	> 7.00%	55,484	> 6.50%

Tier 1 capital (to average assets)
Company	708,961	9.74%	291,120	> 4.00%	N/A	N/A
First Mid Bank	699,623	10.57%	264,785	> 4.00%	330,981	> 5.00%
Blackhawk Bank	79,594	5.70%	55,864	> 4.00%	69,830	> 5.00%

December 31, 2022
Total capital (to risk-weighted assets)
Company	$801,966	15.20%	$554,164	>10.50%	N/A	N/A
First Mid Bank	745,624	14.18%	552,161	>10.50%	$525,868	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	654,453	12.40%	448,609	> 8.50%	N/A	N/A
First Mid Bank	692,664	13.17%	446,987	> 8.50%	420,694	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	635,089	12.03%	369,442	> 7.00%	N/A	N/A
First Mid Bank	692,664	13.17%	368,107	> 7.00%	341,814	> 6.50%
Tier 1 capital (to average assets)
Company	654,453	9.68%	268,875	> 4.00%	N/A	N/A
First Mid Bank	692,664	10.22%	270,990	> 4.00%	338,738	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for September 30, 2023 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of September 30, 2023, the Company, First Mid Bank and Blackhawk Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and Blackhawk Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 60,550 and 61,400 restricted stock awards during 2023 and 2022, respectively and 37,900 and 37,150 as stock unit awards during 2023 and 2022, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2023, 83,501 shares have been issued pursuant to the ESPP. During the nine months ended September 30, 2023 and 2022, 28,762 shares and 14,430 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $100 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. As of June 30, 2022, First Mid had purchased $10 million of federal funds from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2023, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2023, the excess collateral at the FHLB would support approximately $644 million of additional advances for First Mid Bank and $173 million of additional advances for Blackhawk Bank.
•
First Mid Bank and Blackhawk Bank are members of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of September 30, 2023, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 million and $15 million in available funds. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2023 and 2022 and December 31, 2022.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2023 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,120,806	$909,812	$149,745	$59,714	$1,535
Debt	130,651	—	3,985	—	126,666
Other borrowing	579,931	264,978	69,953	225,000	20,000
Operating leases	16,468	2,954	4,643	3,654	5,217
Supplemental retirement	1,858	50	100	150	1,558
	$1,849,714	$1,177,794	$228,426	$288,518	$154,976

For the nine months ended September 30, 2023, net cash of $43.6 million was provided by operating activities, $412.6 million was provided by investing activities, and $225.4 million was used in financing activities. In total, cash and cash equivalents increased by $230.8 million since year-end 2022.

Off-Balance Sheet Arrangements

First Mid Bank and Blackhawk Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Unused commitments and lines of credit:
Commercial real estate	$192,902	$147,702
Commercial operating	719,434	655,676
Home equity	113,382	63,570
Other	285,135	307,030
Total	$1,310,853	$1,173,978
Standby letters of credit	$22,695	$10,162

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	$4,061,000
August 1, 2023 - August 31, 2023	—	—	—	4,061,000
September 1, 2023 - September 30, 2023	—	—	—	4,061,000
Total	—	$—	—	$4,061,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Seventh Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated August 4, 2023

Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2023

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted as Inline XBRL and contained in Exhibits 101)
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: November 8, 2023

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer