Form 10-K
period 2023-12-31
FIRST MID BANCSHARES, INC.
filed 2024-03-06
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36434

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1421 Charleston Avenue, Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.D.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☒ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $469,083,216. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 6, 2024, 23,889,515 shares of the Registrant’s common stock, $4.00par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2024 Annual Meeting of Shareholders to be held on April 24, 2024	III

PART I

ITEM 1. BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. through First Mid Bank, the Company owns an investment subsidiary, First Mid Investments, Inc. In addition, the Company wholly owns five statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), FBTC Statutory Trust I ("FBTCST I"), Blackhawk Statutory Trust I (BHST I), and Blackhawk Statutory Trust II (BHST II) all of which are unconsolidated subsidiaries of the Company. On August 15, 2023, the Company acquired Blackhawk Bank, which was merged into First Mid Bank on December 1, 2023.

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

Diversity and Inclusion

The Company’s commitment to diversity starts with its Board of Directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. Management believes a diverse workforce is critical to sustainable success. To improve results and increase accountability, the Company named its first Diversity, Equity and Inclusion ("DEI") officer in 2022. The DEI officer reports directly to the CEO. As of December 31, 2023, the Company employed 1219 employees with 95% of those full-time and 5% part-time. The Company’s current employee base include 70% females, 11% minorities, and 2% veterans. The Company’s commitment to diversity resulted in a year over year increase in minorities within its workforce from 8% to 11%. The increased diversity within the Company’s team is due to its emphasis on partnering with organizations that enable job postings to reach a greater percentage of diverse applicants. The Company is proud of its workforce and the opportunity to further diversify its team going forward.

Maintaining a work environment where every employee is treated with dignity and respect is essential to ensuring that employees can devote their full attention to performing their jobs to the best of their ability. The Company understands that its success is dependent on continuing to strengthen its culture of inclusion.

Talent Engagement

During the last six years, the Company has partnered with a trusted industry leader to conduct an annual employee engagement survey. Employee participation in the engagement survey was 98.4% for 2023. The high level of participation in the survey provides the Company confidence that the results are meaningful and that the areas identified as needing improvement are genuine. The ability to target areas for improvement has resulted in the overall engagement score increasing each year.

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

Professional development training is provided to support job function, leadership, and compliance. The Banker Basics Mentor Program is an example of the Company's efforts to develop its frontline employees. Frontline employees are chosen by management to mentor and train new hires on core systems, customer service and processing customer transactions. The new employee spends the first ten days of employment working one on one with a peer learning on the job. In addition, the implementation of Leadership Development Training in 2023 provided all managers with information to enhance their skills with the hiring process, coaching, crucial conversations, and employee engagement.

The Company also provides leadership training based on the book The Leadership Pipeline. This training is provided for executive, upper and mid-level management employees and is highly interactive. The purpose of this engaging program is to educate leaders that their role is to coach and mentor their team members. Regular one-on-one meetings with purposeful conversations is an expectation because it leads to better results and engagement of their team. After the formal training, the participants continue to expand their learning by participating in follow up cohort groups for the following six months. In 2023, the Company provided leadership training to 22 managers through our Leader of Leaders and Leader of Others programs.

Lastly, succession planning is conducted annually for the Company’s most senior leaders and high impact roles. The process includes identifying potential successors for different positions and assessing their readiness level to fill the role should it become vacant. Management focuses on intentional development with activities needed to prepare the employee for the next level.

Total Rewards

The Company is committed to offering a competitive total rewards package for its employees which includes compensation and benefits. The Company invested in its workforce during 2023 by increasing merit raises and increasing the employer's portion of group insurance expense.

In 2022, the Company addressed inflation by awarding employees making $70,000 or less a 3% wage increase outside of the normal annual wage review, so the Company is well positioned to retain its workforce. The Company continually reviews its benefits compared to peers in the market and makes changes as needed to ensure it remains competitive.

In 2023, the Company made several enhancements to compensation and benefits. For compensation, the Company increased the starting rate of pay by $0.50 per hour which impacted several of our entry level employees. In addition, the Company provided more than 50 hourly and salaried employees with spot bonuses in recognition of significant projects, as well as provided over 100 employees with a bonus for the extra work during an acquisition.

For benefits, the Company provided a third medical plan option with lower deductibles for employees. The employee premiums for the dependant/family coverage tiers were significantly lowered for one of the high deductible medical plans. The third medical plan employee premiums increased with an extremely small 0.01% increase. Two other enhancements were provided: employee's vacation time was amended to allow for a year-end rollover option and the Company increased the monetary gift level for employee's service anniversaries. The Company continually reviews its benefits compared to peers in the market and makes changes as needed to ensure it remains competitive.

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
•
Dress Professional Program

•
Service Anniversary/Retirement Recognition & Award
•
Chairman’s Award – Top Peer Recognition
•
Volunteer Time Recognition
•
Company Apparel – Company Pays 50%
•
Opportunity for Bonus and Stock awards
•
Employee Referral Program

Encouraging Volunteerism

The Company invests in and contributes to the growth and development of its communities. The Commitment to the Communities program encourages employees to be engaged in the communities where they live and work. In 2023, the Company’s employees volunteered 19,066 hours to organizations in their communities. The Company also encourages employees to serve in leadership roles in these organizations as part of their professional development. Over 50% of the Company’s workforce contributed to its annual United Way campaign which resulted in a total contribution to the United Way of over $133,000.

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

Within the community banking line, the Company has focused on a variety of lending and deposit services products that meet the needs of the communities it serves. The Company has achieved significant growth in these areas. Total commercial real estate loans have increased from $996 million at December 31, 2019 to $2.4 billion at December 31, 2023. Of this increase, approximately $343 million was the result of strategic acquisitions during the period. Approximately 69% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2023. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

Risk Management Strategy. The Company maintains a comprehensive risk management framework. The Company has initiated an Enterprise Risk Management (“ERM”) process whereby management assesses the relevant risks inherent in the business, determines internal controls and procedures are in place to address the various risks, develops a structure for monitoring and reporting risk indicators and trends over time, and incorporates action plans to manage risk positions. The ERM process was not undertaken as a result of any weaknesses or deficiencies identified during the Company’s control assessments but rather is part of the Company’s effort to continually assess and improve by taking a more holistic approach to risk management. The Company's Chief Risk Officer is responsible for facilitating the ERM process. The Company utilizes a comprehensive set of operational policies and procedures that have been developed over time. These policies are continually reviewed by management, the Chief Risk Officer, and the Board of Directors. The Company’s internal audit function completes procedures to ensure compliance with these policies. While there are several risks that pertain to the business of banking, three risks that are inherent with most banking companies are credit risk, interest rate risk, and liquidity risk.

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the senior management, must approve all underwriting decisions in excess of $10 million and up to $30 million. The Board of Directors must approve all underwriting decisions in excess of $30 million. The legal lending limit for First Mid Bank was $128.1 million at December 31, 2023. While the underlying nature of lending will result in some amount of credit losses, First Mid's credit loss experience has been good with average net charge offs amounting to $3.8 million (0.08% of total loans) over the past five years. Nonperforming loans were $20.1 million (0.36% of total loans) at December 31, 2023. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment can lead to some amount of compression in the net interest margin. During 2023, the Company’s net interest margin on a tax-effected basis decreased to 3.05% as of December 31, 2023 from 3.13% in December 31, 2022 primarily due to higher interest rates driving increased funding costs at a rate faster than the repricing of earning assets.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank does business. First Mid Bank competes for commercial and individual deposits and loans with many Illinois, Missouri, Wisconsin and Texas banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, on-line services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

During 2023, First Mid Bank operated branches in the Illinois counties of Adams, Boone, Champaign, Christian, Clark, Coles, Cumberland, Douglas, Dupage, Edgar, Effingham, Jackson, Jefferson, Knox, Lawrence, Macon, Madison, McHenry, McLean, Moultrie, Peoria, Piatt, Saline, St. Clair, Wabash, White, Williamson, and Winnebago, and in Missouri counties of Boone, Camden, Cole, Lincoln, Saint Charles and Saint Louis, and the Wisconsin county of Rock, and the Texas county of Tarrant. Each branch primarily serves the community in which it is located. First Mid Bank served sixty-four different communities with fifty-nine separate locations in Illinois, eighteen locations in Missouri, three locations in Wisconsin, one location in Texas, and one loan production office in Indiana.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

Blackhawk Bancorp, Inc.

On March 20, 2023, First Mid Bancshares, Inc. (“First Mid”) and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of First Mid (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, First Mid agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk will merge with and into Merger Sub, whereupon the separate corporate existence of Blackhawk will cease and Merger Sub will continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Blackhawk Merger”).

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

The Blackhawk Merger closed August 15, 2023 and Blackhawk Bank was merged into First Mid Bank on December 1, 2023.

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

The final rule includes revised risk-based capital and leverage ratios. The minimum capital level requirements applicable to the Company and First Mid Bank are: (i) a common equity Tier 1 capital ratio of 4.5%, plus a 2.5% “capital conservation buffer”, for effectively a minimum requirement of 7%; (ii) a Tier 1 capital ratio of 6%, plus a 2.5% “capital conservation buffer”, for effectively a minimum requirement of 8.5%; (iii) a total capital ratio of 8%, plus a 2.5% “capital conservation buffer”, for effectively a minimum requirement of 10.5%; and (iv) a Tier 1 leverage ratio of 4%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

Relevant to the Company, the final rule permanently grandfathered into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies, which include the full phase in of the “capital conservation buffer”: a total capital to total risk-based capital ratio of not less than 10.5%, a Tier 1 risk-based ratio of not less than 8.5%, a common equity Tier 1 capital ratio of not less than 7%, and a Tier 1 leverage ratio of not less than 4%. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for credit losses.

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

As of December 31, 2023, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.84%, a Tier 1 risk-based ratio of 12.02%, a common equity Tier 1 capital ratio of 11.62% and a leverage ratio of 9.33%.

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

The Company expensed $3,339,000, $1,805,000 and $1,604,000 for its insurance assessment during 2023, 2022, and 2021 respectively.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the years ended December 31, 2023, 2022, and 2021 the Company expensed supervisory fees totaling $703,000, $868,000, and $745,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of First Mid Bank.

Capital Requirements. The banking regulators established the following minimum capital standards for banks, which include the full phase in of the “capital conservation buffer”: a total capital to total risk-based capital ratio of not less than 10.5%, a Tier 1 risk-based ratio of not less than 8.5%, a common equity Tier 1 capital ratio of not less than 7%, and a Tier 1 leverage ratio of not less than 4%. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”).

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

During the year ended December 31, 2023, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.22%, Tier 1 risk-based ratio was 13.17%, common equity Tier 1 ratio was 13.17% and leverage ratio was 10.23%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2023. As of December 31, 2023, approximately $82.1 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (64)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (55)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (49)	Executive Vice President and Chief Financial Officer
Eric S. McRae (58)	Executive Vice President
Bradley L. Beesley (52)	Executive Vice President
Clay M. Dean (49)	Executive Vice President
Amanda D. Lewis (44)	Executive Vice President
Rhonda Gatons (52)	Executive Vice President
Stas R. Wolak (48)	Executive Vice President
David Hiden (61)	Senior Vice President
Jason Crowder (53)	Senior Vice President
Jordan Read (34)	Senior Vice President
Megan McElwee (36)	Senior Vice President
Anya Schuetz (49)	Senior Vice President
Jeremy R. Frieburg (43)	Senior Vice President

Joseph R. Dively, age 64, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 55, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 49, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016 and with Marine Bank in Springfield, Illinois prior.

Eric S. McRae, age 58, has been Executive Vice President of the Company and Executive Vice President, Chief Lending Officer of First Mid Bank since January 2022. He was Chief Credit Officer from January 2017 to December 2021. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 52, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Clay M. Dean, age 49, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 44, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank since September 2014. She served as Vice President, Director of Marketing from 2001 until September 2014.

Rhonda Gatons, age 52, has been Executive Vice President of the Company since April of 2022 and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Stas R. Wolak, age 48, has been Executive Vice President and the Chief Retail Banking Officer since February 2024. Prior to joining the Company, he was the Sales and Client Experience Director at PNC Bank from 2013 to 2023.

David Hiden, age 61, has been Senior Vice President since July 2018. He was Chief Information Officer until February 2024.

Jason Crowder, age 53 has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019, and an attorney at Heller, Holmes & Associates from 1996 to 2008.

Jordan Read, age 34, has been Senior Vice President and Chief Risk Officer of First Mid Bank since August 2021. He was Director of Internal Audit of Enterprise Bank and Trust from 2018 to 2021.

Megan McElwee, age 36, has been Senior Vice President and Chief Credit Officer since January 2022. She served as Vice President and Director of Credit Administration from 2021 to 2022, Credit Administration Manager from 2017 to 2021, and Credit Officer from 2011 to 2017.

Anya Schuetz, age 49, has been Vice President and Director of Project Management since 2013.

Jeremy R. Frieburg, age 43, has been Senior Vice President and the Chief Information Officer since February 2024. Prior to joining the Company, he was a Chief Information Officer for INB, N.A. from 2021 to 2024.

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

Credit Risks

Loan customers or other counterparties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $3.8 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2023. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

Deterioration in the real estate market could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations or the Company. Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

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

If the Company’s stock price declines from levels at December 31, 2023, management will evaluate the goodwill balance for impairment, and if the values of the business has declined, the Company could recognize an impairment charge for its goodwill. Management performed its annual goodwill impairment assessment as of September 30, 2023. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The Company’s business could suffer if it fails to attract and retain skilled people. The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best employees in most of the activities the Company engages in can be intense. The Company may not be able to hire the best people for key roles or retain them. In addition, increased work-from-home arrangements, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable compared to the arrangements offered by competitors, which could adversely affect the Company’s ability to attract and retain employees. The loss of any key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect the Company’s business.

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

Other Business Risks

The COVID-19 pandemic had a negative impact on the economy and the Company, it's workforce, and the operations of our borrowers, customers, and business partners. In particular, we experienced financial losses due to various operational factors impacting us or our borrowers, customers, or business partners, including but not limited to:

•
declines in collateral values;
•
third party disruptions, including outages at network providers and other suppliers;
•
increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

Even though the COVID 19 impact has lessened, the Company may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. The ongoing recovery or a resurgence of COVID 19 could have a material impact on the Company’s results of operations and heighten other of our known risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

The Company’s Information Security strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats; effective management of security risks; and resiliency against incidents. The Company’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. The Company implements risk-based controls to protect the Company’s information, information systems, business operations, products and related services, and the information of the Company’s customers. The Company has adopted security-control principles based on the Federal Financial Institutions Examination Council (FFIEC) Cyber Security Assessment Tool (CAT), and other industry-recognized standards, and contractual requirements, as applicable. The Company also leverages industry associations, third-party benchmarking, the results from regular internal and third-party audits, threat intelligence feeds, and other similar resources to inform the Company’s cybersecurity processes and allocate resources.

The Company maintains security programs that include physical, administrative and technical safeguards, and the Company maintains plans and procedures whose objective is to help the Company prevent and timely and effectively respond to cybersecurity threats or incidents. Through the Company’s cybersecurity risk management process, the Company continuously monitors cybersecurity vulnerabilities and potential attack vectors to Company systems, and the Company evaluates the potential operational and financial effects of any threat and of cybersecurity countermeasures made to defend against such threats. The Company continues to integrate the Company’s cyber practice within the Company’s Risk Oversight Committee, and Enterprise Risk Management program, both of which are overseen by the Company’s Board of Directors and provide frameworks for identifying and tracking cyber-related business and compliance risks across the Organization. The Company periodically engages third-party consultants to assist us in assessing, enhancing, implementing, and monitoring the Company’s cybersecurity risk management programs and responding to any incidents.

As part of the Company’s cybersecurity risk management process, the Company conducts an annual “tabletop” exercise during which the Company simulates cybersecurity incidents to ensure that the Company is prepared to respond to such an incident and to highlight any areas for potential improvement in the Company’s cyber incident preparedness. This exercise is conducted at both the technical level and senior management level. In addition, all employees are required to pass mandatory cybersecurity training courses on an annual basis and receive bi-weekly phishing simulations to provide “experiential learning” on how to recognize phishing attempts.

The Company has established a cybersecurity vendor risk management program, which is a cross-functional program that forms part of the Company’s Enterprise Risk Management program and is supported by the Company’s security, compliance, and third-party partners. Through this evolving program, the Company assesses the risks from cybersecurity threats that impact the Company’s third-party service providers with whom the Company shares personal identifying and confidential information. The Company continues to evolve the oversight processes to mature how the Company identifies and manages cybersecurity risks associated with the products or services the Company procures from third parties.

The Company has experienced, and may in the future experience, whether directly or through the Company’s third-party partners, cybersecurity incidents. While prior incidents have not materially affected the Company’s business strategy, results of operations or financial condition, and although the Company’s processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect the Company’s business strategy, results of operations or financial condition.

Governance

The Company’s Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function. The Company’s Board of Directors has delegated oversight of risks related to cybersecurity to two Board committees, the Risk Oversight Committee and Audit Committee, and each committee reports on its activities and findings to the Board on a quarterly cadence. The Audit Committee is charged with reviewing the Company’s cybersecurity processes for assessing key strategic, operational, and compliance risks. The Company’s Information Security Officer provides presentations to the Risk Oversight Committee and the Board, on cybersecurity risks quarterly. These briefings may include assessments of cyber risks, the threat landscape, updates on incidents, and reports on the Company’s investments in cybersecurity risk mitigation and governance. In the event of a potentially material cybersecurity event, the Incident Response Team (IRT) is notified and briefed, and meetings with that team and/or Executive Committee members are held, with the Board of Directors being briefed, as appropriate.

The Company’s Information Security Officer (ISO), James Hinks, leads our cybersecurity program and oversees the Company's Security Operations Team (SOC), supporting our security functions of identifying, preventing, detecting, responding, and recovering. The SOC team comprises personnel with extensive experience in information technology across the private and public sectors. Mr. Hinks holds multiple security accreditations and 24 years of experience in cybersecurity, software development, systems, networking, and other technology-related roles within public and private industries, with 14 years in IT leadership roles. Mr. Hinks has been employed with the Company since 2019, overseeing information security, disaster recovery, vendor management, and physical security.

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

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, and by First Mid Bank for back room operations. First Mid Bank also conducts business through numerous facilities, owned and leased, located in twenty-eight counties throughout Illinois, six throughout Missouri, one county in Wisconsin, and one county in Texas. Of the eighty-one other banking offices operated by First Mid Bank, sixty-three are owned and eighteen are leased from non-affiliated third parties. First Mid Bank also has a loan production office and an agency finance office in metro Indianapolis.

None of the properties owned by the Company are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2023 was $101.4 million.

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

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2023. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2023 – October 31, 2023	—	$—	—	$4,061,000
November 1, 2023 – November 30, 2023	—	—	—	4,061,000
December 1, 2023 – December 31, 2023	13,311	34.65	13,311	3,600,000
Total	13,311	$34.65	13,311	$3,600,000

All of the repurchase activity that occurred during 2023 resulted from shares withheld to cover taxes on employee stock vesting. There were no other shares repurchased during 2023. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2023, 2022, and 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2023, 2022, and 2021 Overview

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

Net income was $68.9 million, $73.0 million, and $51.5 million and diluted earnings per share were $3.15, $3.60, and $2.87 for the years ended December 31, 2023, 2022, and 2021, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Return on average assets	0.97%	1.11%	0.90%
Return on average common equity	10.10%	11.38%	8.38%
Average common equity to average assets (non-GAAP)	9.61%	9.77%	10.72%

Total assets at December 31, 2023, 2022, and 2021 were $7.59 billion, $6.74 billion, and $5.99 billion, respectively. Net loan balances increased to $5.51 billion at December 31, 2023, from $4.77 billion at December 31, 2022, and from $3.94 billion at December 31, 2021. The increase in 2023 was primarily due to approximately $730.2 million of gross loans acquired, after purchase accounting adjustments, from Blackhawk Bank. The increase in 2022 was primarily due to approximately $418.5 million of loans acquired from Jefferson Bank. The increase in 2021 was primarily due to approximately $829 million of loans acquired from Providence Bank and $208 million of loans purchased from Stifel Bank.

Total deposit balances increased to $6.12 billion at December 31, 2023 from $5.26 billion at December 31, 2022 and from $4.96 billion at December 31, 2021. The increase in 2023 was primarily due to $1.19 billion acquired from Blackhawk Bank. The increase in 2022 was primarily due to $560 million of deposits acquired from Jefferson Bank. The increase in 2021 was primarily due to $990 million of deposits acquired from Providence Bank and $219 million of deposits acquired in association with loans purchased from Stifel Bank.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.05% for 2023, 3.13% for 2022 and 3.21% for 2021. The decrease in 2022 and 2023 was primarily due to an increase in rates on interest-bearing deposits and borrowings.

Net interest income increased to $193.5 million in 2023 from $184.3 million in 2022 and $167.8 million in 2021. During 2023, the increase in net interest income was primarily due to the acquisition of Blackhawk Bank. During 2022, the increase in net interest income was primarily due to the acquisition of Jefferson Bank.

Non-interest income increased to $86.8 million in 2023 compared to $74.7 million in 2022 and $69.8 million in 2021. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank and an increase in insurance revenues. The increase in 2022 was primarily due to growth in wealth management and insurance revenues and the acquisition of Jefferson Bank.

Non-interest expenses increased to $185.7 million in 2023 compared to $162.9 million in 2022, and $155.6 million in 2021. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank and nonrecurring costs tied to the acquisition and integration. The increase in 2022 was primarily due to the acquisition of Jefferson Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2023 vs 2022	2022 vs 2021
Net interest income	$9,186	$16,526
Provision for credit losses	(1,298)	10,345
Other income, including securities transactions	12,104	4,915
Other expenses	(22,879)	(7,282)
Income taxes	(1,130)	(3,042)
Increase (decrease) in net income	$(4,017)	$21,462

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $20.1 million at December 31, 2023 compared to $19.2 million at December 31, 2022, and $22.0 million at December 31, 2021. Repossessed Assets balances totaled $1.2 million at December 31, 2023 compared to $4.4 million at December 31, 2022, and $5.0 million at December 31, 2021. The Company’s provision for credit losses was $6.1 million for 2023, compared to $4.8 million for 2022, and $15.2 million for 2021. The increase in provision expense for 2023 was primarily due to the acquisition of Blackhawk Bank. The decrease of provision expense in 2022 was primarily due to the provision requirements in 2021 for the acquisition of Providence Bank.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2023, 2022, and 2021 was 12.02%, 12.40%, and 12.51%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2023, 2022, and 2021 was 14.84%, 15.20% and 15.79%, respectively. The decrease in 2023 was primarily due to the acquisition of Blackhawk Bank. The decrease in 2022 was primarily due to the acquisition of Jefferson Bank.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2023, 2022, and 2021 were $1.3 billion, $1.2 billion, and $1.0 billion, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2023 as part of the goodwill impairment test and no impairment was deemed necessary.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $3,060,000, $3,164,000, and $2,624,000 for 2023, 2022, and 2021, respectively, were 3.00%, 3.08%, and 3.17% at December 31, 2023, 2022, and 2021, respectively. The

Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$82,640	$5,107	6.18%	$56,517	$492	0.87%	$268,523	$357	0.13%
Federal funds sold	8,299	419	5.05%	5,772	113	1.96%	1,335	—	0.03%
Certificates of deposit investments	1,822	98	5.37%	1,756	37	2.10%	2,606	56	2.13%
Investment securities
Taxable	964,898	24,307	2.52%	1,053,511	20,595	1.95%	923,600	15,598	1.69%
Tax-exempt (Municipals)(TE)(1)	276,417	9,889	3.58%	328,832	11,121	3.38%	299,833	9,264	3.09%
Loans (TE)(1)(2)(3)	5,079,949	263,406	5.19%	4,518,566	186,697	4.13%	3,778,174	160,362	4.24%
Total earning assets	6,414,025	303,226	4.73%	5,964,954	219,055	3.67%	5,274,071	185,637	3.51%
Cash and due from banks	133,237			123,306			95,902
Premises and equipment	94,897			88,744			79,913
Other assets	520,944			439,545			333,115
Allowance for credit losses	(62,878)			(58,876)			(53,188)
Total assets	$7,100,225			$6,557,673			$5,729,813
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$2,618,452	47,939	1.83%	$2,598,480	13,709	0.53%	$2,217,281	4,258	0.19%
Savings deposits	663,760	739	0.11%	666,334	570	0.09%	611,379	487	0.08%
Time deposits	961,162	28,616	2.98%	655,240	4,534	0.69%	671,056	4,292	0.64%
Total interest-bearing deposits	4,243,374	77,294	1.82%	3,920,054	18,813	0.48%	3,499,716	9,037	0.26%
Securities sold under agreements to repurchase	225,307	6,565	2.91%	202,242	1,795	0.89%	173,762	231	0.13%
FHLB advances	462,197	16,779	3.63%	276,401	6,184	2.24%	107,518	1,514	1.41%
Federal funds purchased	192	10	5.21%	481	9	2%	—	—	—
Subordinated debt	99,638	4,196	4.18%	94,471	3,945	4.18%	94,321	3,939	4.18%
Junior subordinated debentures	21,337	1,859	8.87%	19,275	868	4.50%	19,105	541	2.83%
Other debt	—	—	—%	14	—	—%	—	—	—%
Total borrowings	808,671	29,409	3.64%	592,884	12,801	2.16%	394,706	6,225	1.58%
Total interest-bearing liabilities	5,052,045	106,703	2.11%	4,512,938	31,614	0.70%	3,894,422	15,262	0.39%
Demand deposits	1,312,023			1,356,912			1,164,877
Other liabilities	53,838			46,811			56,388
Stockholders’ equity	682,319			641,012			614,126
Total liabilities and stockholders' equity	$7,100,225			$6,557,673			$5,729,813
Net interest income		$196,523			$187,441			$170,375
Net interest spread			2.62%			2.97%			3.12%
Impact of non-interest-bearing funds			0.43%			0.16%			0.09%
TE net yield on interest-earning assets			3.05%			3.13%			3.21%

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
(3)
Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$4,615	$325	$4,290	$135	$(468)	$603
Federal funds sold	306	67	239	113	4	109
Certificates of deposit investments	61	1	60	(19)	(18)	(1)
Investment securities:
Taxable	3,712	(1,854)	5,566	4,997	2,387	2,610
Tax-exempt	(1,232)	(1,848)	616	1,857	939	918
Loans (2)	76,709	25,020	51,689	26,335	30,596	(4,261)
Total interest income	84,171	21,711	62,460	33,418	33,440	(22)
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	34,230	107	34,123	9,451	828	8,623
Savings deposits	169	(1)	170	83	35	48
Time deposits	24,082	2,970	21,112	242	(99)	341
Total interest-bearing deposits	58,481	3,076	55,405	9,776	764	9,012
Securities sold under agreements to repurchase	4,770	228	4,542	1,564	43	1,521
FHLB advances	10,595	5,509	5,086	4,670	3,397	1,273
Federal funds purchased	1	(7)	8	9	6	3
Subordinated debt	251	251	—	6	6	—
Junior subordinated debentures	991	82	909	327	5	322
Other debt	—	—	—	—	—	—
Total borrowings	16,608	6,063	10,545	6,576	3,457	3,119
Total interest expense	75,089	9,139	65,950	16,352	4,221	12,131
Net interest income	$9,082	$12,572	$(3,490)	$17,066	$29,219	$(12,153)

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $9.1 million or 4.8% in 2023 compared to an increase of $17.1 million or 10.0% in 2022. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and interest-bearing deposits. The tax-effected net interest margin decreased primarily due to higher interest-bearing liability costs.

In 2023, average earning assets increased by $449.1 million, or 7.5%, and average interest-bearing liabilities increased by $539.4 million or 12.0%. These increases were primarily due to assets and liabilities acquired from Blackhawk Bank. Changes in average balances are shown below:

•
Average interest-bearing cash deposits held by the Company increased $26.1 million or 46.2% in 2023 compared to 2022. In 2022, average interest-bearing cash deposits held by the Company decreased $212.0 million or 79.0% compared to 2021.
•
Average federal funds sold increased $2.5 million or 43.8% in 2023 compared to 2022. In 2022, average federal funds sold increased $4.4 million or 332.4% compared to 2021.
•
Average certificates of deposit investments increased $0.1 million or 3.8% in 2023 compared to 2022. In 2022, average certificates of deposit investments decreased $0.9 million or 32.6% compared to 2021.
•
Average loans increased by $561.4 million or 12.4% in 2023 compared to 2022. In 2022, average loans increased by $740.4 million or 19.6% compared to 2021.
•
Average securities decreased by $141.0 million or 10.2% in 2023 compared to 2022. In 2022, average securities increased by $158.9 million or 13.0% compared to 2021.
•
Average interest-bearing deposits increased by $323.3 million or 8.2% in 2023 compared to 2022. In 2022, average deposits increased by $420.3 million or 12.0% compared to 2021.
•
Average securities sold under agreements to repurchase increased by $23.1 million or 11.40% in 2023 compared to 2022. In 2022, average securities sold under agreements to repurchase increased by $28.5 million or 16.4% compared to 2021.
•
Average borrowings and other debt increased by $193.0 million or 49.4% in 2023 compared to 2022. In 2022, average borrowings and other debt increased by $169.7 million or 76.8% compared to 2021.

•
Net interest margin decreased to 3.05% compared to 3.13% in 2022 and 3.21% in 2021. Asset yields increased by 106 basis points in 2023, and interest- bearing liabilities increased by 141 basis points.

Provision for Credit Losses

The provision for credit losses in 2023 was $6.1 million compared to $4.8 million in 2022 and $15.2 million in 2021. Nonperforming loans increased to $20.1 million at December 31, 2023 from $19.2 million at December 31, 2022 and $22.0 million at December 31, 2021. The increase in provision expense in 2023 was primarily related to the acquisition of Blackhawk Bank. The decrease in provision expense in 2022 was primarily due to the required provision in 2021 tied to the Providence Bank acquisition. Net charge-offs were $0.3 million during 2023, $1.2 million during 2022 and $4.5 million during 2021. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for credit losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				Change From Prior Year
				2023		2022
	2023	2022	2021	$	%	$	%
Wealth management revenues	$20,793	$22,492	$20,407	$(1,699)	-7.6%	$2,085	10.2%
Insurance commissions	24,814	21,622	18,927	3,192	14.8%	2,695	14.2%
Service charges	10,881	9,112	6,808	1,769	19.4%	2,304	33.8%
Securities gains, net	3,383	33	124	3,350	10,151.5%	(91)	-73.4%
Mortgage banking, net	2,282	1,190	4,718	1,092	91.8%	(3,528)	-74.8%
ATM / debit card revenue	14,347	12,422	11,974	1,925	15.5%	448	3.7%
Bank owned life insurance	4,957	3,559	3,039	1,398	39.3%	520	17.1%
Other income	5,329	4,252	3,770	1,077	25.3%	482	12.8%
Total other income	$86,786	$74,682	$69,767	$12,104	16.2%	$4,915	7.0%

Total non-interest income increased to $86.8 million in 2023 compared to $74.7 million in 2022 and $69.8 million in 2021. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Wealth management revenues decreased in 2023 primarily due to lower commodity prices and higher interest rates resulting in less farm management income. The increase in 2022 was primarily due to growth in customer accounts and assets under management as well as rising commodity prices. Total assets under management were $6.1 billion at December 31, 2023 compared to $5.3 billion at December 31, 2022 and $5.1 billion at December 31, 2021.
•
Insurance commissions increased in 2023 primarily due to higher commission and contingency income and the acquisition of PGIB Insurance. The increase in 2022 was primarily due to an increase in commission and contingency income.
•
Fees from service charges increased in 2023 primarily due to the acquisition of Blackhawk Bank. The increase in 2022 was primarily due to the acquisition of Jefferson Bank.
•
Net securities gains in 2023 were $3,383,000 compared to $33,000 in 2022 and $124,000 in 2021. The increase in 2023 was primarily due to securities sold soon after the close of the acquisition of Blackhawk Bank.
•
The increase in mortgage banking income during 2023 was primarily due to the acquisition of Blackhawk Bank. Loans sold balances were as follows:
•
$57.5 million (representing 413 loans) in 2023
•
$62.3 million (representing 422 loans) in 2022
•
$149.0 million (representing 1,011 loans) in 2021

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased in 2023 primarily due to the acquisition of Blackhawk Bank and in 2022 primarily due to the acquisition of Jefferson Bank.
•
Bank owned life insurance increased during 2023 due to the addition of Blackhawk Bank and higher interest rates. The increase in 2022 was due to the acquisition of Jefferson Bank.
•
Other income increased during 2023 primarily due to the acquisition of Blackhawk Bank. Other income increased during 2022 primarily due to the acquisition of Jefferson Bank.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (dollars in thousands):

				Change From Prior Year
				2023		2022
	2023	2022	2021	$	%	$	%
Salaries and employee benefits	$104,962	$98,594	$89,660	$6,368	6.5%	$8,934	10.0%
Net occupancy and equipment expense	26,946	24,257	21,546	2,689	11.1%	2,711	12.6%
Net other real estate owned expense	1,862	330	3,866	1,532	464.2%	(3,536)	-91.5%
FDIC insurance expense	3,339	1,805	1,604	1,534	85.0%	201	12.5%
Amortization of other intangible assets	9,127	6,290	5,391	2,837	45.1%	899	16.7%
Stationery and supplies	1,346	1,295	1,161	51	3.9%	134	11.5%
Legal and professional	7,379	6,996	6,730	383	5.5%	266	4.0%
Marketing and donations	3,005	2,999	3,603	6	0.2%	(604)	-16.8%
ATM / debit card expense	5,322	4,300	3,116	1,022	23.8%	1,184	38.0%
Other expense	22,452	15,995	18,902	6,457	40.4%	(2,907)	-15.4%
Total other expense	$185,740	$162,861	$155,579	$22,879	14.0%	$7,282	4.7%

Total non-interest expense increased to $185.7 million in 2023 from $162.9 million in 2022 and $155.6 million in 2021. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased primarily due to the acquisition of Blackhawk Bank an increase in incentive compensation and commission, increases for merit raises and applicable payroll taxes, and an increase in employee group insurance expense, partially offset by a decline in bonus accrual expense. The increase in 2022 was due to the acquisition of Jefferson Bank and merit increases and applicable payroll taxes. There were 1,187 full-time equivalent employees at December 31, 2023, compared to 1,043 at December 31, 2022, and 965 at December 31, 2021.
•
Occupancy and equipment expense increased primarily due to increases in depreciation, equipment and other property related expenses from the acquisition of Blackhawk Bank. The increase in 2022 was primarily due to additional properties added in the acquisition of Jefferson Bank and increases in expense for software and data processing.
•
Net other real estate owned expense increased in 2023 primarily due to properties sold or written down during the period. The decrease in 2022 was primarily due to more properties sold at a net gain compared to properties sold at a net loss or written down.
•
FDIC insurance expense increased due to the acquisition of Blackhawk Bank and an increase in the assessment rate. The increase in 2022 was due to the additional assets added with the acquisition of Jefferson Bank.
•
Amortization of other intangibles increased during 2023 and 2022 were primarily due to additional core deposit intangibles added from the acquisitions of Blackhawk Bank and Jefferson Bank, respectively.
•
ATM and debit card expenses increased primarily due to an increase in electronic transactions following the acquisition of Blackhawk Bank. The increase during 2022 was primarily due to an increase in electronic transactions following the acquisition of Jefferson Bank.
•
Other operating expenses increased in 2023 primarily due to the acquisition of Blackhawk Bank and nonrecurring costs associated with the closing and integration. The decrease during 2022 was due to less costs to acquire Delta compared to costs to acquire LINCO offset by additional expenses from the operation of Jefferson Bank.

Income Taxes

Income tax expense amounted to $19.5 million in 2023 compared to $18.3 million in 2022, and $15.3 million in 2021. Effective tax rates were 22.0% for 2023, 20.1% for 2022, and 22.9% for 2021. The Company files U.S. federal and state of Illinois, Indiana, Missouri, and Wisconsin income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

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

	December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	1.28%	$252,934	1.28%	$213,599	1.22%
Obligations of states and political subdivisions	337,835	2.31%	347,409	2.31%	383,991	2.40%
Mortgage-backed securities: GSE residential	714,216	1.91%	744,636	1.69%	799,456	1.58%
Other securities	76,081	3.65%	90,347	3.41%	32,575	4.30%
Total securities	$1,366,007	2.00%	$1,435,326	1.87%	$1,429,621	1.80%

At December 31, 2023, the amortized cost of the Company’s investment portfolio decreased by $69.3 million from December 31, 2022 primarily due to amortization of the portfolio and securities sold after the acquisition of Blackhawk Bank. The increase in 2022 was primarily due to the acquisition of Jefferson Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2023 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2023 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$211,656	$26,217	$185,439	$—	$—	$—	$—
Obligations of state and political subdivisions	337,835	288,616	37,530	203,197	45,093	—	—	2,796
Mortgage-backed securities (2)	714,216	602,300	—	—	—	—	—	602,300
Other securities	73,795	69,000	—	7,939	22,395	6,456	—	32,210
Total available-for-sale	$1,363,721	$1,171,572	$63,747	$396,575	$67,488	$6,456	$—	$637,306
Held-to-maturity:
Other securities	$2,286	$2,286	$—	$—	$—	$—	$—	$2,286
Equity securities:
Federal Agricultural Mtg Corp	85	529						529
Equalized Community Development Fund	3,545	3,545						3,545
Total Equity	$3,630	$4,074	$—	$—	$—	$—	$—	$4,074

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (dollars in thousands):

		Outstanding
	2023	Loans	2022	2021	2020	2019
Construction and land development	$205,077	3.7%	$144,264	$145,118	$122,479	$94,142
Agricultural real estate	391,132	7.0%	410,327	279,272	254,341	240,241
1-4 family residential properties	542,469	9.7%	440,180	400,313	325,762	336,427
Multifamily residential properties	319,129	5.7%	294,346	298,942	189,632	153,948
Commercial real estate	2,384,704	42.8%	2,030,011	1,666,198	1,174,300	995,702
Loans secured by real estate	3,842,511	68.9%	3,319,128	2,789,843	2,066,514	1,820,460
Agricultural loans	196,272	3.5%	166,838	151,484	137,352	136,124
Commercial and industrial loans	1,266,159	22.7%	1,082,960	832,008	738,313	528,973
Consumer loans	91,014	1.6%	97,775	78,442	78,002	83,183
All other loans	184,609	3.3%	159,511	143,746	118,238	126,607
Total loans	$5,580,565	100.0%	$4,826,212	$3,995,523	$3,138,419	$2,695,347

Loan balances increased by $754.4 million or 15.6% from December 31, 2022 to December 31, 2023 which included approximately $730.2 million of gross loans acquired, after purchase accounting adjustments, from Blackhawk Bank. Loan balances increased by $830.7 million or 20.8% from December 31, 2021 to December 31, 2022 of which approximately $418.5 million were loans, after purchase accounting adjustments, acquired from Jefferson Bank. The balances of loans sold into the secondary market were $62.2 million in 2023 compared to $62.3 million in 2022. The balance of real estate loans held for sale, included in the balances shown above, amounted to $5.0 million and $0.3 million as of December 31, 2023 and 2022, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2023 and 2022, First Mid Bank did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2023		December 31, 2022
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$472,456	8.47%	$445,241	9.23%
Lessors of non-residential buildings	1,086,152	19.46%	956,120	19.81%
Lessors of residential buildings and dwellings	541,858	9.71%	453,219	9.39%
Hotels and motels	215,386	3.86%	209,837	4.35%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2023, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$37,099	$86,213	$81,765	$205,077
Agricultural real estate	11,921	141,141	238,070	391,132
1-4 family residential properties	24,761	137,354	380,354	542,469
Multifamily residential properties	18,331	234,489	66,309	319,129
Commercial real estate	177,059	1,317,162	890,483	2,384,704
Loans secured by real estate	269,171	1,916,359	1,656,981	3,842,511
Agricultural loans	161,752	30,186	4,334	196,272
Commercial and industrial loans	360,896	628,749	276,514	1,266,159
Consumer loans	5,295	79,075	6,644	91,014
All other loans	29,419	25,006	130,184	184,609
Total loans	$826,533	$2,679,375	$2,074,657	$5,580,565

(1)
Based upon remaining contractual maturity.
(2)
Includes demand loans, past due loans and overdrafts.

As of December 31, 2023, loans with maturities over one year consisted of approximately $3.1 billion in fixed rate loans and approximately $1.7 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2023	2022	2021	2020	2019
Nonaccrual loans	$18,832	$15,956	$18,105	$23,750	$25,118
Troubled debt restructurings which are performing in accordance with revised terms	1,296	3,214	3,931	4,373	2,700
Total nonperforming loans	20,128	19,170	22,036	28,123	27,818
Repossessed assets	1,164	4,369	5,019	2,493	3,720
Total nonperforming loans and repossessed assets	$21,292	$23,539	$27,055	$30,616	$31,538
Nonperforming loans to loans, before allowance for credit losses	0.36%	0.40%	0.55%	0.90%	1.03%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.38%	0.49%	0.68%	0.98%	1.17%

The $2.9 million increase in nonaccrual loans during 2023 resulted from the net of $18.9 million of loans put on nonaccrual status, offset by $0.7 million of loans transferred to other real estate owned, $0.2 million of loans charged off and $15.1 million of loans becoming current or paid-off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	December 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$—	—%	$14	0.1%
Agricultural real estate	1,146	6.1%	1,258	7.9%
1-4 family residential properties	4,940	26.2%	4,943	31.0%
Multifamily residential properties	—	—%	672	4.2%
Commercial real estate	10,237	54.3%	7,640	47.8%
Loans secured by real estate	16,323	86.6%	14,527	91.0%
Agricultural loans	—	—%	57	0.4%
Commercial and industrial loans	1,931	10.3%	1,098	6.9%
Consumer loans	578	3.1%	274	1.7%
Total loans	$18,832	100.0%	$15,956	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $412,000, $103,000 and $308,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

The $3.2 million decrease in repossessed assets during 2023 resulted from the net of $0.7 million of additional assets repossessed, $2.6 million of repossessed assets sold, $1.9 million of writedowns on existing assets, and $0.6 million of deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	December 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,130	97.1%	$2,763	63.2%
1-4 family residential properties	33	2.8%	108	2.5%
Commercial real estate	—	—	1,390	31.8%
Total real estate	1,163	99.9%	4,261	97.5%
Consumer loans	1	0.1%	108	2.5%
Total repossessed collateral	$1,164	100.0%	$4,369	100.0%

Repossessed assets sold during 2023 resulted in net gains of $148,000 related to real estate asset sales and $21,000 of net losses related to other assets sales. The Company also recognized $0 of deferred gains, recorded $1.9 million of write downs on seven real estate properties owned, and recorded a $2.3 million decrease fair market value discount.

Loan Quality and Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for credit losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for credit losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net credit losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2023, the Company’s loan portfolio included $588.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $472.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $11.3 million from $577.2 million at December 31, 2022 while loans concentrated in other grain farming increased $27.2 million from $445.2 million at December 31, 2022. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. In addition, the Company has $215.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in credit losses. The Company also has $1.09 billion of loans to lessors of non-residential buildings and $541.9 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2023	2022	2021	2020	2019
Average loans outstanding, net of unearned income	$5,079,949	$4,518,566	$3,778,142	$3,003,488	$2,598,718
Adjustment for adoption of ASU 2016-13	—	—	—	1,672	—
Allowance-beginning of period	59,093	54,655	41,910	28,583	26,189
Initial allowance on loans purchased with credit deterioration	3,791	863	2,074	—	—
Charge-offs:
Construction and land development	14	2	205	13	—
1-4 family residential properties	87	191	371	393	1,477
Commercial real estate	25	414	535	830	1,743
Agricultural loans	408	93	—	—	24
Commercial and industrial loans	529	870	3,118	1,991	1,828
Consumer loans	1,568	1,380	1,405	617	1,254
Total charge-offs	2,631	2,950	5,634	3,844	6,326
Recoveries:
Construction and land development	—	100	—	—	—
1-4 family residential properties	216	359	211	299	91
Commercial real estate	805	385	60	169	12
Agricultural loans	38	54	1	—	—
Commercial and industrial loans	576	208	139	179	155
Consumer loans	683	613	743	421	357
Total recoveries	2,318	1,719	1,154	1,068	615
Net charge-offs	313	1,231	4,480	2,776	5,711
Provision for credit losses	6,104	4,806	15,151	16,103	6,433
Allowance-end of period	$68,675	$59,093	$54,655	$41,910	$26,911
Ratio of annualized net charge-offs to average loans	0.01%	0.03%	0.12%	0.09%	0.22%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.23%	1.22%	1.37%	1.34%	1.00%
Ratio of allowance for credit losses to nonperforming loans	341.2%	308.3%	248.0%	149.0%	96.7%

The ratio of the allowance for credit losses to nonperforming loans was 341.2% as of December 31, 2023 compared to 308.3% as of December 31, 2022. The increase in this ratio is primarily due to an increase in the allowance. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2023, the Company had net charge-offs of $313,000 compared to $1,231,000 in 2022. During 2023, there were significant charge-offs of one ag operating loan to one borrower of $181,000 and significant charge-off of one commercial operating loan to one borrower of $353,000. During 2022, there were significant charge-offs of two commercial real estate loans to one borrower of $271,000 and significant charge-offs of two commercial operating loans to two borrowers of $739,000.

At December 31, 2023, the allowance for credit losses amounted to $68.7 million or 1.23% of total loans. At December 31, 2022, the allowance for credit losses amounted to $59.1 million or 1.22% of total loans. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.

The allowance for credit losses, in management's judgment, was allocated as follows to cover probable credit losses (dollars in thousands):

	December 31, 2023		December 31, 2022		December 31, 2021
		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$2,918	3.7%	$2,250	3.0%	$1,743	3.6%
Agriculture real estate	1,366	7.0%	1,433	8.5%	1,257	7.0%
1-4 family residential	4,220	9.7%	3,742	9.1%	2,330	10.0%
Commercial real estate	31,758	48.5%	28,157	48.2%	26,246	49.2%
Agricultural loans	705	3.5%	585	3.5%	983	3.8%
Commercial and industrial	25,450	26.0%	20,808	25.7%	19,241	24.4%
Consumer	2,258	1.6%	2,118	2.0%	2,855	2.0%
Total allocated	68,675	100.0%	59,093	100.0%	54,655	100.0%
Allowance at end of year	$68,675	100.0%	$59,093	100.0%	$54,655	100.0%

	December 31, 2020		December 31, 2019
		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$1,666	3.9%	$1,146	3.5%
Agriculture real estate	1,084	8.1%	1,093	8.9%
1-4 family residential	2,322	10.4%	1,386	12.5%
Commercial real estate	19,660	43.4%	11,198	42.6%
Agricultural loans	1,526	4.4%	1,386	5.1%
Commercial and industrial	13,485	27.3%	9,273	24.3%
Consumer	2,167	2.5%	1,429	3.1%
Total allocated	41,910	100.0%	26,911	100.0%
Allowance at end of year	$41,910	100.0%	$26,911	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	2023		2022		2021
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,312,023	—%	$1,356,912	—%	$1,164,877	—%
Interest-bearing	2,618,452	1.83%	2,598,480	0.53%	2,217,281	0.19%
Savings	663,760	0.11%	666,334	0.09%	611,379	0.08%
Time deposits	961,162	2.98%	655,240	0.69%	671,056	0.64%
Total average deposits	$5,555,397	1.40%	$5,276,966	0.36%	$4,664,593	0.19%

The following table sets forth the high and low month-end balances for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
High month-end balances of total deposits	$6,346,324	$5,487,305	$5,000,084
Low month-end balances of total deposits	5,030,778	4,904,973	3,725,741

In 2023, the average balance of deposits increased by $278.4 million from 2022. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank, partially offset by higher rates driving outflows. The increase in 2022 was primarily due to deposits added in the acquisition of Jefferson Bank offset by maturing time deposits.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2023	2022	2021
3 months or less	$183,619	$80,856	$86,790
Over 3 through 6 months	231,187	31,771	57,777
Over 6 through 12 months	170,641	127,405	82,644
Over 12 months	117,657	183,597	75,568
Total	$703,104	$423,629	$302,779

The balance of time deposits of $100,000 or more increased $279.5 million from December 31, 2022 to December 31, 2023. The increase was primarily due to time deposits acquired from Blackhawk Bank. The balance of time deposits of $100,000 or more increased $120.9 million from December 31, 2021 to December 31, 2022. The increase in 2022 was primarily due to time deposits acquired from Jefferson Bank.

In 2023 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $381.3 million and $319.4 million in various checking accounts and time deposits as of December 31, 2023 and 2022, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2023, 2022, and 2021 is presented below (dollars in thousands):

	2023	2022	2021
Securities sold under agreements to repurchase	$213,721	$221,414	$146,268
Federal Home Loan Bank advances:
FHLB-overnite	—	65,000	—
Fixed term – due in one year or less	60,000	110,040	25,113
Fixed term – due after one year	203,787	290,031	61,333
Subordinated debt	106,755	94,553	94,400
Junior subordinated debentures	24,058	19,364	19,195
Total	$608,321	$800,402	$346,309
Average interest rate at end of period	4.41%	2.52%	1.78%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$231,650	$257,061	$212,503
Federal funds purchased	—	10,000	—
Federal Home Loan Bank advances:
FHLB-overnite	150,000	310,000	—
Fixed term – due in one year or less	105,024	160,048	30,180
Fixed term – due after one year	415,005	290,031	97,877
Subordinated debt	106,755	94,553	94,400
Junior subordinated debentures	24,058	19,364	19,195
Debt:
Debt due in one year or less	—	—	—

Averages for the period (YTD):
Securities sold under agreements to repurchase	$225,307	$202,242	$173,762
Federal funds purchased	192	481	—
Federal Home Loan Bank advances:
FHLB-overnite	55,104	100,084	—
Fixed term – due in one year or less	95,669	94,247	22,751
Fixed term – due after one year	311,424	82,070	84,766
Subordinated debt	99,638	94,471	94,321
Junior subordinated debentures	21,337	19,275	19,105
Debt:
Loans due in one year or less	—	14	—
Total	$808,671	$592,884	$394,705
Average interest rate during the period	2.16%	2.16%	1.58%

Securities sold under agreements to repurchase decreased $7.7 million during 2023 primarily due to the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand. At December 31, 2023 FHLB advances totaled $264 million with a weighted-average interest rate of 3.58% and maturities from May 2024 to December 2029. At December 31, 2022 FHLB advances totaled $465 million with a weighted-average interest rate of 3.48% and maturities from January 2023 to December 2032.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2023. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2023 and 2022.

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

The Company may, beginning with the interest payment date of October 15, 2025, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to October 15, 2025, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. At December 31, 2023, the recorded balance of the subordinated notes was $106,755,000.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (7.25% and 6.37% at December 31, 2023 and 2022, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.50% and 6.47% at December 31, 2023 and 2022, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.35% and 6.62% at December 31, 2023 and 2022, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1,000,000 of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month LIBOR plus 325 basis points (8.87% at December 31, 2023) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 205 basis points (7.69% at December 31, 2023) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2023 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$20,193	$—	$—	$—	$—	$—	$20,193	$20,193
Certificates of deposit investments	735	490	245	—	—	—	1,470	1,470
Taxable investment securities	184,129	96,489	82,010	106,195	144,101	280,283	893,207	893,207
Nontaxable investment securities	8,904	2,918	4,678	9,886	9,705	248,634	284,725	284,725
Loans	2,174,251	859,277	1,124,599	996,250	168,521	257,667	5,580,565	5,309,179
Total	$2,388,212	$959,174	$1,211,532	$1,112,331	$322,327	$786,584	$6,780,160	$6,508,774
Interest-bearing liabilities:
Savings and NOW accounts	$636,965	$216,101	$216,101	$216,101	$216,101	$1,046,513	$2,547,882	$2,547,882
Money market accounts	658,208	74,498	74,498	74,498	74,498	173,750	1,129,950	1,129,950
Other time deposits	872,385	93,316	24,669	46,962	9,916	345	1,047,593	966,211
Short-term borrowings/debt	213,721	—	—	—	—	—	213,721	213,714
Long-term borrowings/debt	84,069	8,776	131,755	50,000	100,000	20,000	394,600	384,748
Total	$2,465,348	$392,691	$447,023	$387,561	$400,515	$1,240,608	$5,333,746	$5,242,505
Rate sensitive assets – rate sensitive liabilities	$(77,136)	$566,483	$764,509	$724,770	$(78,188)	$(454,024)	$1,446,414
Cumulative GAP	$(77,136)	$489,347	$1,253,856	$1,978,626	$1,900,438	$1,446,414
Cumulative amounts as % of total rate sensitive assets	(1.1)%	8.4%	11.3%	10.7%	(1.2)%	(6.7)%
Cumulative ratio	(1.1)%	7.2%	18.5%	29.2%	28.0%	21.3%

The static GAP analysis shows that at December 31, 2023, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2023, the Company’s stockholders' equity had increased approximately $160.0 million, or 25.3%, to $793.2 million from $633.2 million as of December 31, 2022. During 2023, net income contributed $68.9 million to equity before the payment of dividends to stockholders of $19.6 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $15.1 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2023, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $5.2 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $5.2 million as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. Beginning in 2023, shares for the DCP were purchased on the open market instead of being issued by the Company. The Company issued, pursuant to DCP:

•
0 common shares during 2023
•
8,378 common shares during 2022, and
•
9,513 common shares during 2021

First Retirement and Savings Plan. The First Retirement Savings Plan ("401(k) plan") was effective beginning in 1985. Employees are eligible to participate in the 401(k) plan after three months of service with the Company.

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company. Of the $19,557,000 in common stock dividends paid during 2023, $0 or 0.0% was reinvested into shares of common stock of the Company through the DRIP. Approximately $0, $0 and $333,000 of common stock was issued through reinvestment of dividends during 2023, 2022, and 2021, respectively. Beginning in mid-2021, shares for dividend reinvestment were purchased in the open market instead of being issued by the Company.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. During 2023, 2022, and 2021, the Company awarded 45,986 and 63,150, and 48,575 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2023, the Company repurchased 13,481 shares (0.06% of common shares) at a total price of approximately $465,000. During 2022, the Company repurchased 10,647 (0.05% of common shares) at a total price of approximately $341,000. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. As of December 31, 2023, approximately $3.6 million remains available for purchase under the repurchase programs. Treasury stock is further affected by activity in the DCP.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of

600,000 shares of common stock may be issued under the ESPP. As of December 31, 2023, 2022, and 2021, 38,989, 23,055, and 11,748 shares, respectively were issued pursuant to ESPP. As of December 31, 2023, there were 506,272 shares unassigned but available to be issued under the ESPP.

Capital Ratios

For 2023, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.5% for the Total Risk-based capital ratio, 8.5% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4.0% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2023, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2023 follows:

	Total Risk- based Capital Ratio	Tier One Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	14.84%	12.02%	11.62%	9.33%
First Mid Bank	14.22%	13.17%	13.17%	10.23%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•
First Mid Bank has $120 million available in overnight federal fund lines, including $30 million from First Horizon Bank, $20 million from U.S. Bank, N.A., $20 million from BMO Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2023, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. At December 31, 2023, the excess collateral at the FHLB would support approximately $856.2 million of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of December 31, 2023, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan includes requirements for operating and capital ratios. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2023 and 2022.

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

The following table summarizes significant contractual obligations and other commitments at December 31, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$1,047,593	$872,385	$117,985	$56,878	$345
Debt	130,813	—	4,006	—	126,807
Other borrowings	477,508	273,732	83,776	100,000	20,000
Operating leases	16,478	3,001	4,908	3,697	4,872
Supplemental retirement	1,872	50	100	150	1,572
	$1,674,264	$1,149,168	$210,775	$160,725	$153,596

For the year ended December 31, 2023, net cash of $72.4 million was provided from operating activities, $474.4 million was provided from investing activities, and $556.2 million was used in financing activities. In total cash and cash equivalents decreased by $9.4 million from year-end 2022.

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

For the year ended December 31, 2022, the Company had $10 million of floating rate trust preferred securities outstanding through Trust II, and in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I and on May 1, 2018, the Company acquired $6 million of floating rate trust preferred securities from First BancTrust Corporation. In addition to the above, on August 15, 2023, for the year ended December 31, 2023, the Company also acquired $5.2 million of floating rate trust preferred securities from Blackhawk Bancorp, Inc. See Note 9 – “Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2023, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2023	Net Interest Income		Return On Average Equity
	($000)	(%)	2023=10.10%
Prime rate is 8.50%
Prime rate increase of:
200 basis points to 10.50%	$(4,473)	(2.32)%	(0.59)%
100 basis points to 9.50%	(1,640)	(0.85)%	(0.22)%
Prime rate decrease of:
100 basis points to 7.50%	1,781	0.92%	0.23%
200 basis points to 6.50%	1,366	0.71%	0.18%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2022:

	Increase (Decrease) In
December 31, 2022	Net Interest Income		Return On Average Equity
	($000)	(%)	2022=11.38%
Prime rate is 7.50%
Prime rate increase of:
200 basis points to 9.50%	$(331)	(0.21)%	(0.05)%
100 basis points to 8.50%	36	0.02%	0.01%
Prime rate decrease of:
100 basis points to 6.50%	1,863	1.17%	0.26%
200 basis points to 5.50%	2,044	1.29%	0.28%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2023 and 2022 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2023	+200 bp	$(75,500)	(6.6)%
	+100 bp	(28,249)	(2.5)%
	-200 bp	11,597	1.0%
	-100 bp	21,499	1.9%

December 31, 2022	+200 bp	$(30,992)	(3.0)%
	+100 bp	(13,333)	(1.3)%
	-200 bp	16,153	1.6%
	-100 bp	17,371	1.7%

As indicated above, at December 31, 2023, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. At December 31, 2023, the estimated changes in EVE were inside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except share data)	2023	2022
Assets
Cash and due from banks:
Non-interest bearing	$122,871	$138,412
Interest bearing	11,211	6,394
Federal funds sold	8,982	7,627
Cash and cash equivalents	143,064	152,433
Certificates of deposit investments	1,470	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,363,721 and $1,432,372 at December 31, 2023 and 2022, respectively)	1,171,572	1,218,985
Held-to-maturity, at amortized cost (estimated fair value of $2,286 and $2,954 at December 31, 2023 and 2022, respectively)	2,286	2,954
Equity securities, at fair value	4,074	311
Loans held for sale	4,980	338
Loans	5,575,585	4,825,874
Less allowance for credit losses	(68,675)	(59,093)
Net loans	5,506,910	4,766,781
Interest receivable	35,082	28,357
Other real estate owned, net	1,163	4,261
Premises and equipment, net	101,396	90,473
Goodwill, net	196,461	140,412
Intangible assets, net	67,770	29,485
Bank owned life insurance	166,125	151,756
Right of use asset	14,306	15,774
Deferred tax asset, net	70,067	72,254
Other assets	100,068	68,171
Total assets	$7,586,794	$6,744,215
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,398,234	$1,256,514
Interest bearing	4,725,425	4,000,487
Total deposits	6,123,659	5,257,001
Repurchase agreements with customers	213,721	221,414
Interest payable	5,437	3,346
FHLB borrowings	263,787	465,071
Junior subordinated debentures, net	24,058	19,364
Subordinated debt, net	106,755	94,553
Lease liability	14,615	16,035
Other liabilities	41,558	34,276
Total liabilities	6,793,590	6,111,060
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 24,479,708 and 21,091,466 shares in 2023 and 2022, respectively; outstanding 23,827,137 and 20,452,376 shares in 2023 and 2022, respectively	99,919	86,366
Additional paid-in capital	509,314	427,001
Retained earnings	338,662	289,284
Deferred compensation	2,629	2,064
Accumulated other comprehensive loss	(136,427)	(151,507)
Less treasury stock at cost, 652,571 and 639,090 shares in 2023 and 2022, respectively	(20,893)	(20,053)
Total stockholders’ equity	793,204	633,155
Total liabilities and stockholders’ equity	$7,586,794	$6,744,215

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2023, 2022, and 2021

(In thousands, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans	$262,423	$185,869	$159,684
Interest on investment securities
Taxable	24,949	20,595	15,598
Exempt from federal income tax	7,170	8,785	7,318
Interest on certificates of deposit investments	98	37	56
Interest on federal funds sold	419	113	—
Interest on deposits with other financial institutions	5,107	492	357
Total interest income	300,166	215,891	183,013
Interest expense:
Interest on deposits	77,294	18,813	9,037
Interest on securities sold under agreements to repurchase	6,565	1,795	231
Interest on FHLB borrowings	16,779	6,184	1,514
Interest on other borrowings	10	9	—
Interest on junior subordinated debentures	1,859	868	541
Interest on subordinated debt	4,196	3,945	3,939
Total interest expense	106,703	31,614	15,262
Net interest income	193,463	184,277	167,751
Provision for credit losses	6,104	4,806	15,151
Net interest income after provision for credit losses	187,359	179,471	152,600
Other income:
Wealth management revenues	20,793	22,492	20,407
Insurance commissions	24,814	21,622	18,927
Service charges	10,881	9,112	6,808
Securities gains, net	3,383	33	124
Mortgage banking revenue, net	2,282	1,190	4,718
ATM / debit card revenue	14,347	12,422	11,974
Bank owned life insurance	4,957	3,559	3,039
Other income	5,329	4,252	3,770
Total other income	86,786	74,682	69,767
Other expense:
Salaries and employee benefits	104,962	98,594	89,660
Net occupancy and equipment expense	26,946	24,257	21,546
Net other real estate owned expense	1,862	330	3,866
FDIC insurance expense	3,339	1,805	1,604
Amortization of intangible assets	9,127	6,290	5,391
Stationery and supplies	1,346	1,295	1,161
Legal and professional	7,379	6,996	6,730
ATM / debit card expense	5,322	4,300	3,116
Marketing and donations	3,005	2,999	3,603
Other expense	22,452	15,995	18,902
Total other expense	185,740	162,861	155,579
Income before income taxes	88,405	91,292	66,788
Income taxes	19,470	18,340	15,298
Net income	$68,935	$72,952	$51,490
Per share data:
Basic net income per common share	$3.17	$3.62	$2.88
Diluted net income per common share	3.15	3.60	2.87
Cash dividends declared per common share	0.92	0.90	0.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Net income	$68,935	$72,952	$51,490
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($7,140), $61,534, and $7,285 for the years ended December 31, 2023, 2022 and 2021, respectively	17,482	(150,653)	(17,838)
Less: reclassification adjustment for realized gains included in net income net of taxes of $981, $10, and $36 for the years ended December 31, 2023, 2022 and 2021, respectively	(2,402)	(23)	(88)
Other comprehensive income (loss), net of taxes	15,080	(150,676)	(17,926)
Comprehensive income (loss)	$84,015	$(77,724)	$33,564

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023, 2022, and 2021

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Loss	Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	68,935	—	—	—	68,935
Other comprehensive income, net of tax	—	—	—	—	15,080	—	15,080
Dividends on common stock ($.92 per share)	—	—	(19,557)	—	—	—	(19,557)
Issuance of 54,431 restricted common shares pursuant to the 2017 stock incentive plan	218	1,402	—	—	—	—	1,620
Issuance of 4,600 common shares pursuant to the 2017 stock incentive plan	18	109	—	—	—	—	127
Issuance of 38,989 common shares pursuant to employee stock purchase plan	156	721	—	—	—	—	877
Issuance of 3,290,222 common shares pursuant to acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Purchase of 13,481 treasury shares	—	—	—	—	—	(465)	(465)
Deferred compensation	—	—	—	(765)	—	(375)	(1,140)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	215	—	1,330	—	—	1,545
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023, 2022, and 2021

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

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023, 2022, and 2021

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
December 31, 2020	$71,449	$297,806	$197,726	$2,980	$17,095	$(18,828)	$568,228
Net income	—	—	51,490	—	—	—	51,490
Other comprehensive loss, net of tax	—	—	—	—	(17,926)	—	(17,926)
Dividends on common stock ($.850 per share)	—	—	(15,054)	—	—	—	(15,054)
Issuance of 8,616 common shares pursuant to the dividend reinvestment plan	32	301	—	—	—	—	333
Issuance of 9,513 common shares pursuant to the deferred compensation plan	38	313	—	—	—	—	351
Issuance of 27,750 restricted common shares pursuant to the 2017 stock incentive plan	111	817	—	—	—	—	928
Issuance of 2,375 common shares pursuant to the 2017 stock incentive plan	10	75	—	—	—	—	85
Issuance of 1,262,246 common shares pursuant to acquisition of LINCO Bancshares, Inc., net proceeds	5,049	39,142	—	—	—	—	44,191
Issuance of 25,000 common shares pursuant to acquisition of BBM & Associates, Inc., net proceeds	100	1,009	—	—	—	—	1,109
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(206)	—	—	—	—	(206)
Issuance of 11,748 common shares pursuant to employee stock purchase plan	46	345	—	—	—	—	391
Purchase of 7,752 treasury shares	—	—	—	—	—	(326)	(326)
Deferred compensation	—	—	—	54	—	(54)	—
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1216	—	—	—	—	1,216
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(584)	—	—	—	—	(584)
Vested restricted shares/units compensation expense	—	185	—	(517)	—	—	(332)
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$68,935	$72,952	$51,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,104	4,806	15,151
Depreciation, amortization and accretion, net	14,904	15,060	14,449
Change in cash surrender value of bank owned life insurance	(3,981)	(3,559)	(3,039)
Gain on cash surrender value of bank owned life insurance	(976)	—	—
Stock-based compensation expense	1,656	1,802	1,304
Operating lease payments	(3,263)	(3,061)	(2,872)
Gains on investment securities, net	(3,383)	(33)	(124)
Losses on sales of other real property owned, net	4,080	97	5,725
Loss on write down of premises and equipment	131	—	—
Loss (gain) on sale of other assets	—	125	(126)
Gains on sale of loans held for sale, net	(1,200)	(1,159)	(4,256)
Deferred income taxes	16,739	(2,232)	(3,355)
Decrease (increase) in accrued interest receivable	(2,696)	(6,717)	2,384
Increase (decrease) in accrued interest payable	1,045	1,538	(1,812)
Origination of loans held for sale	(62,168)	(59,893)	(149,807)
Proceeds from sale of loans held for sale	58,726	63,462	153,239
Gains on equity securities	—	(1,145)	(499)
Increase in other assets	(20,562)	(19,537)	(13,719)
Increase (decrease) in other liabilities	(1,674)	3,318	5,463
Net cash provided by operating activities	72,417	65,824	69,596

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,180	1,225	490
Purchase of certificates of deposit investments	(245)	(245)	(245)
Proceeds from sales of securities available-for-sale	343,610	36,257	611
Proceeds from maturities of securities available-for-sale	105,964	144,734	238,049
Proceeds from maturities of securities held-to-maturity	668	5,000	—
Purchases of securities available-for-sale	(1,462)	(12,754)	(692,234)
Net increase in loans	(20,826)	(416,204)	(32,032)
Purchases of premises and equipment	(3,639)	(5,020)	(3,702)
Proceeds from sales of other real property owned	2,461	996	9,503
Investment in bank owned life insurance	—	—	(30,000)
Proceeds from bank owned life insurance death benefit	2,048	—	—
Net cash provided by acquisition	44,621	67,323	27,061
Net cash provided by (used in) investing activities	474,380	(178,688)	(482,499)

Cash flows from financing activities:
Net increase (decrease) in deposits	(328,314)	(259,862)	273,292
Increase (decrease) in repurchase agreements	(7,693)	39,623	(60,669)
Proceeds from FHLB advances	150,000	359,745	5,000
Repayment of FHLB advances	(351,141)	(25,856)	(40,083)
Proceeds from issuance of common stock	1,004	1,244	1,937
Direct expenses related to capital transactions	—	(29)	(206)
Purchase of treasury stock	(465)	(340)	(326)
Dividends paid on common stock	(19,557)	(17,830)	(14,721)
Net cash provided by (used in) financing activities	(556,166)	96,695	164,224
Decrease in cash and cash equivalents	(9,369)	(16,169)	(248,679)
Cash and cash equivalents at beginning of period	152,433	168,602	417,281
Cash and cash equivalents at end of period	$143,064	$152,433	$168,602

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$104,612	$29,614	$16,261
Income taxes	22,252	22,988	18,966
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$681	$383	$249
Fixed assets transferred to other real estate	—	—	3,971
Initial recognition of right-of-use assets	1,399	715	—
Initial recognition of lease liabilities	1,399	715	—
Dividends reinvested in common stock	—	—	333
Supplemental disclosure of purchase of capital stock
Fair value of assets acquired	$1,328,280	$750,063	$1,170,699
Consideration paid:
Cash paid	10,172	15,150	103,500
Common stock issued	93,508	92,172	44,191
Total consideration paid	103,680	107,322	147,691
Fair value of liabilities assumed	$1,224,600	$642,741	$1,023,008

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

The Blackhawk Merger closed August 15, 2023 and Blackhawk Bank was merged into First Mid Bank on December 1, 2023.

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

Allowance for Credit Losses

The Company believes the allowance for credit losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, and estimated collateral values. In assessing these factors, the Company uses organizational history and experience with credit decisions and related outcomes. The allowance for credit losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for credit losses at least quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for credit losses is adjusted.

The Company estimates the appropriate level of allowance for credit losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, allowance for credit losses is measured on a collective (pool) basis for loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger & acquisition activity, economic conditions, changes in policies, procedures & underwriting, and concentrations. In addition, a twelve-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for credit losses would be required.

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

Identifiable intangible assets generally arise from branches acquired that the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair value of net assets acquired, with specific amounts assigned to core deposit relationships and customer lists primarily related to the insurance agency and Wealth Management Company. Intangible assets are amortized by the straight-line method over various periods up to fifteen years. Management reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company obtained an independent evaluation of its goodwill as of May 31, 2023 and also performed its annual testing of goodwill for impairment as of September 30, 2023 and each time determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

Wealth Management Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. First Mid Wealth Management Company managed assets totaling $6.1 billion and $5.3 billion at December 31, 2023 and 2022, respectively.

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

A maximum of 149,983 shares of common stock may be issued under the SI Plan. The Company awarded 45,986, 63,150 and 48,575 shares during 2023, 2022, and 2021, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2023, 2022, and 2021, 38,989, 23,055 and 11,748 shares, respectively were issued pursuant to the ESPP. As of December 31, 2023, there were 506,272 shares unassigned but available to be issued under the ESPP.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2023 substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of December 31, 2023 and 2022 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2023
Net unrealized losses on securities available-for-sale	$(192,149)
Tax benefit	55,722
Balance at December 31, 2023	$(136,427)
December 31, 2022
Net unrealized losses on securities available-for-sale	$(213,387)
Tax benefit	61,880
Balance at December 31, 2022	$(151,507)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the years ended December 31, 2023, 2022, and 2021, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2023	2022	2021	Statements of Income
Realized gains on available-for-sale securities	$3,383	$33	$124	Securities gains, net (total reclassified amount before tax)
Income tax expense	(981)	(10)	(36)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$2,402	$23	$88	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$68,935,000	$72,952,000	$51,490,000
Weighted average common shares outstanding	21,780,217	20,169,077	17,886,998
Basic earnings per common share	$3.17	$3.62	$2.88
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$68,935,000	$72,952,000	$51,490,000
Weighted average common shares outstanding	21,780,217	20,169,077	17,886,998
Dilutive potential common shares:
Restricted stock awarded	88,571	74,558	52,009
Dilutive potential common shares	88,571	74,558	52,009
Diluted weighted average common shares outstanding	21,868,788	20,243,635	17,939,007
Diluted earnings per common share	$3.15	$3.60	$2.87

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2023, 2022, and 2021.

Note 3 -- Cash and Due from Banks

At December 31, 2023, the Company's cash accounts exceeded federal insurance limits by $14.4 million. There have been no losses on these accounts.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2023 and 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$—	$(26,219)	$211,656
Obligations of states and political subdivisions	337,835	152	(49,371)	288,616
Mortgage-backed securities: GSE residential	714,216	1,158	(113,074)	602,300
Other securities	73,795	—	(4,795)	69,000
Total available-for-sale	$1,363,721	$1,310	$(193,459)	$1,171,572
Held-to-maturity:
Other securities	$2,286	$—	$—	$2,286
Total held-to-maturity	$2,286	$—	$—	$2,286
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$252,934	$—	$(32,407)	$220,527
Obligations of states and political subdivisions	347,409	134	(59,845)	287,698
Mortgage-backed securities: GSE residential	744,636	3	(116,759)	627,880
Other securities	87,393	6	(4,519)	82,880
Total available-for-sale	$1,432,372	$143	$(213,530)	$1,218,985
Held-to-maturity:
Other securities	$2,954	$—	$—	$2,954
Total held-to-maturity	$2,954	$—	$—	$2,954

The Company also had $4.1 million and $311,000 of equity securities, at fair value, as of December 31, 2023 and 2022, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2023, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Proceeds from sales	$343,610	$36,257	$611
Gross gains	4,381	202	124
Gross losses	(998)	(169)	—
Income tax expense	981	(10)	36

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2023 and the weighted average yield for each range of maturities (dollars in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$185,981	$25,675	$—	$—	$211,656
Obligations of state and political subdivisions	20,879	97,328	169,111	1,298	288,616
Mortgage-backed securities: GSE residential	10	8,566	34,995	558,729	602,300
Other securities	21,876	46,392	732	—	69,000
Total available-for-sale	$228,746	$177,961	$204,838	$560,027	$1,171,572
Weighted average yield	1.67%	2.70%	2.25%	1.82%	2.00%
Full tax equivalent yield	1.68%	2.70%	2.24%	1.83%	2.00%
Held-to-maturity:
Other securities	$—	$—	$—	$2,286	$2,286
Total held-to-maturity	$—	$—	$—	$2,286	$2,286
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2023. Investment securities carried at approximately $831 million and $770 million at December 31, 2023 and 2022, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2023 and 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,288	$(4)	$210,069	$(26,215)	$211,357	$(26,219)
Obligations of states and political subdivisions	22,281	(333)	241,630	(49,038)	263,911	(49,371)
Mortgage-backed securities: GSE residential	5,818	(67)	566,197	(113,007)	572,015	(113,074)
Other securities	5,311	(439)	57,939	(4,356)	63,250	(4,795)
Total	$34,698	$(843)	$1,075,835	$(192,616)	$1,110,533	$(193,459)
December 31, 2022
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,007	$(3,493)	$163,520	$(28,914)	$220,527	$(32,407)
Obligations of states and political subdivisions	220,102	(43,221)	45,419	(16,624)	265,521	(59,845)
Mortgage-backed securities: GSE residential	165,966	(19,859)	461,446	(96,900)	627,412	(116,759)
Other securities	64,676	(3,675)	6,698	(844)	71,374	(4,519)
Total	$507,751	$(70,248)	$677,083	$(143,282)	$1,184,834	$(213,530)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2023, there were thirty-six available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $210.1 million and unrealized losses of $26.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were sixteen available-for-sale securities with a fair value of $163.5 million and unrealized losses of $28.9 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more at December 31, 2023 or 2022.

Obligations of states and political subdivisions. At December 31, 2023 there were two hundred thirty-seven obligations of states and political subdivisions with fair value of $241.6 million and unrealized losses of $49.0 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were thirty-six obligations of states and political subdivisions with fair value of $45.4 million and unrealized losses of $16.6 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2023 there were two hundred sixty-three mortgage-backed securities with a fair value of $566.2 million and unrealized losses of $113.0 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022, there were ninety-one mortgage-backed security with a fair value of $461.4 million and unrealized losses of $96.9 million in a continuous unrealized loss position for twelve months or more.

Other securities. At December 31, 2023 there were forty-three other securities with fair value of $57.9 million and unrealized losses of $4.4 million in a continuous unrealized loss position for twelve months or more. At December 31, 2022 there were five other securities with fair value of $6.7 million and unrealized losses of $0.8 million in a continuous unrealized loss position for twelve months or more.

Maturities of investment securities were as follows at December 31, 2023 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$254,176	$228,736
Due after one-five years	188,169	169,395
Due after five-ten years	205,900	169,843
Due after ten years	1,260	1,298
	649,505	569,272
Mortgage-backed securities: GSE residential	714,216	602,300
Total available-for-sale	$1,363,721	$1,171,572
Held-to-maturity:
Due after ten years	2,286	2,286
Total held-to-maturity	$2,286	$2,286

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2023 and 2022 follows (in thousands):

	2023	2022
Construction and land development	$207,033	$144,387
Agricultural real estate	392,265	410,790
1-4 family residential properties	549,843	440,018
Multifamily residential properties	321,537	295,073
Commercial real estate	2,416,294	2,036,243
Loans secured by real estate	3,886,972	3,326,511
Agricultural loans	196,202	166,695
Commercial and industrial loans	1,273,637	1,085,004
Consumer loans	92,142	97,730
All other loans	184,609	159,499
Gross loans	5,633,562	4,835,439
Less: Loans held for sale	4,980	338
	5,628,582	4,835,101
Less:
Net deferred loan fees, premiums and discounts	52,997	9,227
Allowance for credit losses	68,675	59,093
Net loans	$5,506,910	$4,766,781

Net loans increased $740.1 million as of December 31, 2023 compared to December 31, 2022. Of this increase, approximately $730.2 million were gross loans acquired, after purchase accounting adjustments, from Blackhawk Bank. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $29.9 million and $23.0 million at December 31, 2023 and 2022, respectively.

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net credit losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large, impaired loans separately from non-impaired loans.

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

During 2023, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan pool.

Construction and Land Development Loans. Historical losses and adversely classifieds in this segment remained very low. Past dues also remained low and stable compared to last year. Given the increasing uncertainty regarding the potential for a recession, the qualitative factor for this segment was increased slightly for the economic conditions. The qualitative factor for the nature and volume of the portfolio was decreased slightly given the significant discount created with the Blackhawk acquisition.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Adversely classified balances and past dues were stable in 2023. Farmland values have remained steady over an extended period of time and there are no indications that this will change in the next year. There were no changes to the qualitative factors for this segment.

1- 4 Family Residential Properties Loans. This loan segment has remained stable throughout the last several years. Both adversely classifieds and past dues were stable during the year. The qualitative factors on both non-owner occupied and owner-occupied loans for this segment have not changed.

Commercial Real Estate Loans. This is the largest segment of loans in the portfolio and carries the largest balance of allowance for credit losses. For 2023, adversely classified balances and past dues were stable. However, the economic uncertainty increased and drove the qualitative factors on both non-owner occupied and owner-occupied loans to be increased at a moderate level. The qualitative factor for the nature and volume of the portfolio was decreased slightly given the significant discount created with the Blackhawk acquisition.

Agricultural Loans. Losses in this segment have been low for a long time. Adversely classified balances and past dues have been stable. Commodity prices have been declining and input costs have risen. The qualitative factor of this segment was increased moderately.

Commercial and Industrial Loans. This segment carries the second largest balance of allowance for credit losses for the Company. During the year, adversely classified balances increased, primarily due to the Blackhawk acquisition. Due to the increase in the adversely classifieds and the increased economic uncertainty, the qualitative factor for this segment was increased at a moderate level. The qualitative factor for the nature and volume of the portfolio was decreased slightly given the significant discount created with the Blackhawk acquisition.

Consumer Loans. This segment represents the smallest portion of the Company's loan portfolio. During the year, adversely classified loans and past dues increased. Due to the increase in past due and the increased economic uncertainty, the qualitative factor for this segment was increased at a significant level.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2023, 2022, and 2021 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Twelve months ended December 31, 2023
Beginning Balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	374	(67)	225	1,755	490	2,322	1,005	6,104
Loans charged off	14	—	87	25	408	529	1,568	2,631
Recoveries collected	—	—	216	805	38	576	683	2,318
Ending balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675

Twelve months ended December 31, 2022
Beginning Balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	137	176	1,241	1,462	(359)	2,135	14	4,806
Loans charged off	2	—	191	414	93	870	1,380	2,950
Recoveries collected	100	—	359	385	54	208	613	1,719
Ending balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093

Twelve months ended December 31, 2021
Beginning Balance	$1,666	$1,084	$2,322	$19,660	$1,526	$13,485	$2,167	$41,910
Initial allowance on loans purchased with credit deterioration	261	44	328	646	—	795	—	2,074
Provision for credit loss expense	21	129	(160)	6,415	(544)	7,940	1,350	15,151
Loans charged off	205	—	371	535	—	3,118	1,405	5,634
Recoveries collected	—	—	211	60	1	139	743	1,154
Ending balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2023 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$416	$—	$—	$416	$186
Agricultural real estate	—	—	841	841	—
1-4 family residential properties	1,192	—	—	1,192	—
Multifamily residential properties	1,037	—	—	1,037	—
Commercial real estate	8,571	—	—	8,571	—
Loans secured by real estate	11,216	—	841	12,057	186
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	77	1,147	—	1,224	—
Consumer loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total loans	$11,293	$1,147	$841	$13,281	$186

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Construction and land development loans
Pass	$68,086	$74,065	$27,392	$5,188	$10,795	$19,115	$—	$204,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Total	$68,086	$74,065	$27,392	$5,188	$10,795	$19,551	$—	$205,077
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$19,231	$164,812	$57,815	$53,249	$19,419	$71,189	$—	$385,715
Special mention	206	—	627	—	1,170	1,868	—	3,871
Substandard	—	—	371	—	—	1,175	—	1,546
Total	$19,437	$164,812	$58,813	$53,249	$20,589	$74,232	$—	$391,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$66,119	$96,995	$79,085	$73,073	$26,854	$105,257	$75,700	$523,083
Special mention	—	967	3,184	—	—	3,804	10	7,965
Substandard	152	759	460	396	288	8,865	501	11,421
Total	$66,271	$98,721	$82,729	$73,469	$27,142	$117,926	$76,211	$542,469
Current period gross writeoffs	$10	$—	$—	$—	$14	$63	$—	$87
Commercial real estate loans
Pass	$185,628	$680,099	$548,733	$317,075	$239,323	$701,464	$—	$2,672,322
Special mention	3,666	2,706	1,317	2,159	1,563	7,778	—	19,189
Substandard	—	3,899	520	20	775	7,108	—	12,322
Total	$189,294	$686,704	$550,570	$319,254	$241,661	$716,350	$—	$2,703,833
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$147,993	$27,895	$10,044	$2,549	$1,883	$5,854	$—	$196,218
Special mention	6	10	—	—	38	—	—	54
Substandard	—	—	—	—	—	—	—	—
Total	$147,999	$27,905	$10,044	$2,549	$1,921	$5,854	$—	$196,272
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$290,304	$306,794	$232,198	$154,499	$73,906	$347,957	$—	$1,405,658
Special mention	1,047	1,857	9,982	562	597	28,900	—	42,945
Substandard	—	537	791	58	29	750	—	2,165
Doubtful	—	—	—	—	—	—	—	—
Total	$291,351	$309,188	$242,971	$155,119	$74,532	$377,607	$—	$1,450,768
Current period gross writeoffs	$—	$353	$—	$49	$20	$107	$—	$529
Consumer loans
Pass	$9,547	$40,225	$21,264	$10,387	$4,475	$4,035	$—	$89,933
Special mention	—	26	—	—	—	—	—	26
Substandard	86	405	325	139	59	41	—	1,055
Total	$9,633	$40,656	$21,589	$10,526	$4,534	$4,076	$—	$91,014
Current period gross writeoffs	$—	$132	$208	$2	$20	$1,206	$—	$1,568
Total loans
Pass	$786,908	$1,390,885	$976,531	$616,020	$376,655	$1,254,871	$75,700	$5,477,570
Special mention	4,925	5,566	15,110	2,721	3,368	42,350	10	74,050
Substandard	238	5,600	2,467	613	1,151	18,375	501	28,945
Doubtful	—	—	—	—	—	—	—	—
Total	$792,071	$1,402,051	$994,108	$619,354	$381,174	$1,315,596	$76,211	$5,580,565
Current period gross writeoffs	$10	$761	$208	$51	$93	$1,508	$—	$2,631

	Term Loans by Origination Year						Revolving
Risk rating	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Construction and land development loans
Pass	$63,846	$39,790	$12,558	$15,787	$1,210	$10,601	$—	$143,792
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14	—	458	—	472
Total	$63,846	$39,790	$12,558	$15,801	$1,210	$11,059	$—	$144,264
Agricultural real estate loans
Pass	$171,833	$67,115	$58,283	$23,820	$27,573	$52,799	$—	$401,423
Special mention	1,123	—	490	1,240	273	3,121	—	6,247
Substandard	—	—	—	—	1,383	1,274	—	2,657
Total	$172,956	$67,115	$58,773	$25,060	$29,229	$57,194	$—	$410,327
1-4 family residential property loans
Pass	$94,377	$86,717	$78,977	$27,580	$30,809	$63,050	$43,722	$425,232
Special mention	169	218	1	44	238	1,000	—	1,670
Substandard	1,060	566	529	295	2,749	8,079	—	13,278
Total	$95,606	$87,501	$79,507	$27,919	$33,796	$72,129	$43,722	$440,180
Commercial real estate loans
Pass	$558,921	$509,614	$319,049	$239,564	$211,505	$453,076	$—	$2,291,729
Special mention	2,187	1,287	769	1,508	952	8,503	—	15,206
Substandard	3,783	478	794	873	5,394	6,100	—	17,422
Total	$564,891	$511,379	$320,612	$241,945	$217,851	$467,679	$—	$2,324,357
Agricultural loans
Pass	$137,327	$18,783	$3,433	$3,918	$915	$254	$—	$164,630
Special mention	1,178	—	—	756	66	109	—	2,109
Substandard	53	—	—	46	—	—	—	99
Total	$138,558	$18,783	$3,433	$4,720	$981	$363	$—	$166,838
Commercial and industrial loans
Pass	$450,001	$226,038	$172,208	$63,906	$61,929	$247,404	$—	$1,221,486
Special mention	469	640	10,095	570	7,280	158	—	19,212
Substandard	346	418	184	35	157	633	—	1,773
Total	$450,816	$227,096	$182,487	$64,511	$69,366	$248,195	$—	$1,242,471
Consumer loans
Pass	$48,600	$21,088	$12,101	$7,968	$1,945	$5,630	$—	$97,332
Special mention	—	18	1	—	5	—	—	24
Substandard	69	246	3	43	52	6	—	419
Total	$48,669	$21,352	$12,105	$8,011	$2,002	$5,636	$—	$97,775
Total loans
Pass	$1,524,905	$969,145	$656,609	$382,543	$335,886	$832,814	$43,722	$4,745,624
Special mention	5,126	2,163	11,356	4,118	8,814	12,891	—	44,468
Substandard	5,311	1,708	1,510	1,306	9,735	16,550	—	36,120
Total	$1,535,342	$973,016	$669,475	$387,967	$354,435	$862,255	$43,722	$4,826,212

The following table presents the Company’s loan portfolio aging analysis at December 31, 2023 and 2022 (in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2023
Construction and land development	$—	$585	$450	$1,035	$204,042	$205,077	$—
Agricultural real estate	—	—	1	1	391,131	391,132	—
1-4 family residential properties	3,054	530	1,018	4,602	537,867	542,469	—
Multifamily residential properties	150	—	551	701	318,428	319,129	—
Commercial real estate	819	74	3,765	4,658	2,380,046	2,384,704	—
Loans secured by real estate	4,023	1,189	5,785	10,997	3,831,514	3,842,511	—
Agricultural loans	—	—	—	—	196,272	196,272	—
Commercial and industrial loans	673	73	1,531	2,277	1,263,882	1,266,159	—
Consumer loans	983	162	330	1,475	89,539	91,014	—
All other loans	—	—	—	—	184,609	184,609	—
Total loans	$5,679	$1,424	$7,646	$14,749	$5,565,816	$5,580,565	$—
December 31, 2022
Construction and land development	$20	$14	$449	$483	$143,781	$144,264	$—
Agricultural real estate	20	6	1	27	410,300	410,327	—
1-4 family residential properties	1,706	1,092	896	3,694	436,486	440,180	—
Multifamily residential properties	—	—	548	548	293,798	294,346	—
Commercial real estate	494	205	3,654	4,353	2,025,658	2,030,011	—
Loans secured by real estate	2,240	1,317	5,548	9,105	3,310,023	3,319,128	—
Agricultural loans	—	53	29	82	166,756	166,838	—
Commercial and industrial loans	716	24	854	1,594	1,081,366	1,082,960	—
Consumer loans	326	195	278	799	96,976	97,775	—
All other loans	—	—	—	—	159,511	159,511	—
Total loans	$3,282	$1,589	$6,709	$11,580	$4,814,632	$4,826,212	$—

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

Nonaccrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2023 and December 31, 2022 (in thousands). This table excludes performing purchased credit deteriorated loans and performing troubled debt restructurings.

	2023		2022
	Nonaccrual with no Allowance for		Nonaccrual with no Allowance for
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$14	$14
Agricultural real estate	1,146	1,146	1,258	1,258
1-4 family residential properties	4,679	4,940	4,532	4,943
Multifamily residential properties	—	—	672	672
Commercial real estate	10,237	10,237	7,640	7,640
Loans secured by real estate	16,062	16,323	14,116	14,527
Agricultural loans	—	—	57	57
Commercial and industrial loans	1,931	1,931	1,098	1,098
Consumer loans	578	578	274	274
Total loans	$18,571	$18,832	$15,545	$15,956

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $18.8 million and $16.0 million at December 31, 2023 and 2022, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $412,000, $103,000 and $308,000 in 2023, 2022, and 2021, respectively.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at December 31, 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable
December 31, 2023
Agricultural real estate	$—	$331	$—	$—	0.01%
1-4 family residential properties	—	55	807	—	0.02%
Commercial real estate	—	744	131	562	0.03%
Loans secured by real estate	—	1,130	938	562	0.05%
Commercial and industrial loans	—	199	178	—	0.01%
Consumer loans	—	6	38	—	—%
Total	$—	$1,335	$1,154	$562	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended December 31, 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2023
Commercial and industrial loans	$9	$—	$—	$9
Consumer loans	25	—	—	25
Total loans	$34	$—	$—	$34

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended December 31, 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00
Commercial real estate	3.75%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for nine months ended December 31, 2023.

At December 31, 2023 and 2022, the balance of real estate owned include $1.2 million and $4.3 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2023 and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $399,000 and $425,000.

Purchased Credit Deteriorated (PCD) Loans

During 2023 and 2022, the Company acquired loans from Blackhawk and Delta, respectively, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

	Blackhawk Acquisition	Delta Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$115,250	$18,796
Allowance for credit losses at acquisition	(3,791)	(863)
Non-credit discount/(premium) at acquisition	(5,476)	(523)
Fair value of purchased credit deteriorated loans at acquisition	$105,983	$17,410

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2023 and 2022 consisted of (in thousands):

	2023	2022
Land	$35,732	$27,982
Buildings and improvements	72,082	68,345
Furniture and equipment	27,518	25,498
Leasehold improvements	4,829	4,676
Construction in progress	2,751	1,538
Subtotal	142,912	128,039
Accumulated depreciation and amortization	41,516	37,566
Total	$101,396	$90,473

Depreciation and amortization expense was $5.0 million, $4.9 million, and $4.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2023 and 2022 (in thousands):

	2023		2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill	$200,221	$3,760	$144,172	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	34,966	45,355	28,432
Customer list intangibles	26,552	10,620	20,782	8,551
	$309,733	$52,361	$213,324	$43,758

Goodwill of $50.1 million was recorded for the acquisition and merger of Blackhawk Bankcorp, Inc. during the third quarter of 2023. All this goodwill was assigned to the banking unit of the Company. The goodwill will not be deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the acquisition of Blackhawk and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$26,955
Less purchase accounting adjustments:
Fair value of securities	$(25,521)
Fair value of loans, net	(43,477)
Fair value of premises and equipment	(3,856)
Fair value of time deposits	2,311
Fair value of subordinated and jr subordinated debentures	3,707
Increase in core deposit intangible	33,731
Increase in mortgage servicing rights	3,344
Other assets	6,619
		(23,142)
Resulting goodwill from acquisition		$50,097

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

The following provides a reconciliation of the purchase price paid for Purdum, Gray, Ingledue, Beck, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,145
Less purchase accounting adjustments:
Insurance Company intangible	$5,770
Other liabilities	(1,576)
		4,194
Resulting goodwill from acquisition		$5,951

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

The unpaid principal balance of mortgage loans serviced for others was $641.2 million and $73.6 million at December 31, 2023 and 2022, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$331	$420
Mortgage servicing rights acquired	7,070	—
Valuation recovery	(8)	108
Mortgage servicing rights amortized	(524)	(200)
I/O strip	(10)	3
Ending balance	$6,859	$331

Total amortization expense for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Core deposit intangibles	$6,534	$4,347	$3,176
Customer list intangibles	2,069	1,743	1,586
Mortgage servicing rights	524	200	629
	$9,127	$6,290	$5,391

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/24	$13,478
For year ended 12/31/25	12,158
For year ended 12/31/26	10,570
For year ended 12/31/27	9,351
For year ended 12/31/28	8,183

In accordance with the provisions of SFAS 142 ”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment during the year, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The weighted average amortization period for core deposit, customer lists and total intangibles was 3.51, 4.56 and 3.78 years respectively, at December 31, 2023.

Note 8 – Deposits

As of December 31, 2023 and 2022, deposits consisted of the following (in thousands):

	2023	2022
Demand deposits:
Non-interest bearing	$1,398,234	$1,256,514
Interest-bearing	1,837,296	1,389,283
Savings	710,586	636,699
Money market	1,129,950	1,267,726
Time deposits	1,047,593	706,779
Total deposits	$6,123,659	$5,257,001

Total interest expense on deposits for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Interest-bearing demand	$21,347	$4,315	$1,547
Savings	739	570	487
Money market	26,592	9,394	2,711
Time deposits	28,616	4,534	4,292
Total	$77,294	$18,813	$9,037

As of December 31, 2023, 2022, and 2021, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2023	2022	2021
Time deposit balances in denominations of more than $250,000	$282,028	$138,056	$117,887

The following table shows the amount of maturities for all time deposits as of December 31, 2023 (in thousands):

Less than 1 year	$872,385
1 year to 2 years	93,316
2 years to 3 years	24,669
3 years to 4 years	46,962
4 years to 5 years	9,916
Over 5 years	345
Total	$1,047,593

In 2023 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $381.3 million and $319.4 million in various checking accounts and time deposits as of December 31, 2023 and 2022, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2023 and 2022 borrowings consisted of the following (in thousands):

	2023	2022
Securities sold under agreements to repurchase	$213,721	$221,414
Federal Home Loan Bank-overnight	-	65,000
Federal Home Loan Bank (FHLB) fixed-term advances	263,787	400,071
Subordinated debt	106,755	94,553
Junior subordinated debentures	24,058	19,364
Total	$608,321	$800,402

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2023 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures
2024	$60,000	$—	$—
2025	8,606	—	4,124
2026	25,000	—	—
2027	50,000	—	—
2028	100,000	—	—
Thereafter	20,000	111,000	21,651
	263,606	111,000	25,775
Unamortized discount	181	(4,245)	(1,717)
	$263,787	$106,755	$24,058

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2023 the advances totaling $263.6 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
3,605,826	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
25,000,000	5.0	3.47%	March 13, 2028
25,000,000	5..0	3.67%	June 15, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

Securities sold under agreements to repurchase were $213.7 million at December 31, 2023, a decrease of $7.7 million from $221.4 million at December 31, 2022 primarily due to seasonal cash needs of customers. Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.93%.

(In thousands)	2023	2022	2021
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$231,650	$257,061	$212,503
Average amount outstanding for the year	225,307	202,242	173,762

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2023	December 31, 2022
US Treasury securities and obligations of U.S. government corporations and agencies	$46,544	$47,775
Mortgage-backed securities: GSE: residential	167,177	173,639
Total	$213,721	$221,414

At December 31, 2023, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 7, 2023 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2023 and 2022.

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

On August 15, 2023, the Company assumed subordinated notes from Blackhawk with an aggregate principal balance of $15.0 million that were issued by Blackhawk in May of 2021. The first $7.5 million of notes bear interest at a fixed rate of 3.50% through the first redemption date of May 2026, in which the rate becomes floating, calculated at three-month SOFR plus 2.85%, adjusted quarterly until maturity in May 2031 when the principal balance and any accrued and unpaid interest is due. The second $7.5 million in notes bear interest at a fixed rate of 3.875% through the first redemption date of May 2031, in which the rate becomes floating, calculated at three-month SOFR plus 2.55%, adjusted quarterly until maturity in May 2036 when the principal balance and any accrued and unpaid interest is due. The Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest on any quarterly interest payment date after the first redemption date stated for each offering.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (7.25% and 6.37% at December 31, 2023 and 2022). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.50% and 6.47% at December 31, 2023 and 2022, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.35% and 6.62% at December 31, 2023 and 2022, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a special purpose entity that was formed solely to hold the subordinated debentures and a wholly owned unconsolidated subsidiary of Blackhawk Bancorp,Inc. The initial $7.2 million of subordinated debentures was capitalized by issuing $7.0 million of preferred securities and $217,000 of common ownership shares in December of 2002. Blackhawk purchased 100% of the common ownership shares and the preferred shares were issued to unrelated parties. In December 2007, Blackhawk redeemed $6.2 million of the originally issued subordinated debentures and the terms are identical to the common and preferred securities. Distributions are paid quarterly. Cumulative cash distributions are calculated at three-month LIBOR plus 325 basis points (8.87% at December 31, 2023) and resets quarterly. The Company may, at one or more times defer interest payment on the subordinated debentures for up to 20 consecutive quarters, but not beyond December 26, 2032. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The subordinated debentures, if still outstanding, must by redeemed by December 26, 2032. The Company has the option to redeem the debentures on a quarterly basis at par plus any accrued and unpaid distribution to the date of redemptions.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a special purpose entity that was formed solely to hold the subordinated debentures and a wholly owned unconsolidated subsidiary of Blackhawk Bancorp,Inc. The initial $4.1 million of subordinated debentures was capitalized by issuing $4.0 million of preferred securities and $124,000 of common ownership shares in March 2005. Blackhawk purchased 100% of the common ownership shares and the preferred shares were issued to unrelated parties. Distributions are paid quarterly. Cumulative cash distributions are calculated at three-month LIBOR plus 205 basis points (7.69% at December 31, 2023) and resets quarterly. The Company may, at one or more times defer interest payment on the subordinated debentures for up to 20 consecutive quarters, but not beyond March 17, 2035. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The subordinated debentures, if still outstanding, must by redeemed by March 17, 2035. The Company has the option to redeem the debentures on a quarterly basis at par plus any accrued and unpaid distribution to the date of redemptions.

The trust preferred securities issued by Trust II, CLST I, FBTCSTI, BHST I, and BHST II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2023 and 2022, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2023 and 2022, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2023, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)
Company	$894,259	14.84%	$632,724	>10.50%	N/A	N/A
First Mid Bank	854,235	14.22%	630,581	>10.50%	$600,553	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	724,186	12.02%	512,205	> 8.50%	N/A	N/A
First Mid Bank	790,917	13.17%	510,470	> 8.50%	480,443	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	700,128	11.62%	421,816	> 7.00%	N/A	N/A
First Mid Bank	790,917	13.17%	420,387	> 7.00%	390,360	> 6.50%
Tier 1 capital (to average assets)
Company	724,186	9.33%	310,587	> 4.00%	N/A	N/A
First Mid Bank	790,917	10.23%	309,151	> 4.00%	386,439	> 5.00%

December 31, 2022
Total capital (to risk-weighted assets)
Company	$801,966	15.20%	$554,164	>10.50%	N/A	N/A
First Mid Bank	745,624	14.18%	552,161	>10.50%	$525,868	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	654,453	12.40%	448,609	> 8.50%	N/A	N/A
First Mid Bank	692,664	13.17%	446,987	> 8.50%	420,694	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	635,089	12.03%	369,442	> 7.00%	N/A	N/A
First Mid Bank	692,664	13.17%	368,107	> 7.00%	341,814	> 6.50%
Tier 1 capital (to average assets)
Company	654,453	9.68%	268,875	> 4.00%	N/A	N/A
First Mid Bank	692,664	10.22%	270,990	> 4.00%	338,738	> 5.00%

The Company's risk-weighted assets, capital and capital ratios for December 31, 2023 and 2022 were computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods were computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2023 and 2022, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2023 and 2022 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,656	$—	$211,656	$—
Obligations of states and political subdivisions	288,616	—	288,616	—
Mortgage-backed securities	602,300	—	602,300	—
Other securities	69,000	—	62,837	6,163
Total available-for-sale securities	1,171,572	—	1,165,409	6,163
Equity securities	4,074	4,074	—	—
Loans held for sale	4,980	—	4,980	—
Derivative assets: interest rate swaps	3,166	—	3,166	—
Total assets	$1,183,792	$4,074	$1,173,555	$6,163

Derivative liabilities: interest swaps	$2,217	$—	$2,217	$—

December 31, 2022
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$220,527	$—	$220,527	$—
Obligations of states and political subdivisions	287,698	—	287,698	—
Mortgage-backed securities	627,880	—	627,880	—
Other securities	82,880	—	73,630	9,250
Total available-for-sale securities	1,218,985	—	1,209,735	9,250
Equity securities	311	311	—	—
Derivative assets: interest rate swaps	4,253	—	4,253	—
Total assets	$1,223,549	$311	$1,213,988	$9,250

Derivative liabilities: interest swaps	$3,100	$—	$3,100	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	Obligations of State and Political Subdivisions	Other	Total
December 31, 2023
Beginning balance	$—	$9,250	$9,250
Transfers into Level 3	—	1,163	1,163
Transfers out of Level 3	—	(4,250)	(4,250)
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance	$—	$6,163	$6,163
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

December 31, 2022
Beginning balance	$99	$—	$99
Transfers into Level 3	—	9,250	9,250
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(99)	—	(99)
Ending balance	$—	$9,250	$9,250
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2023 was $1.2 million and a fair value of $1.0 million resulting in specific loss exposures of $0.2 million. As of December 31, 2022, the total carrying amount of loans for which a change specific allowance has occurred was $3.3 million. These loans had a fair value of $2.5 million which resulted in specific loss exposures of $0.8 million.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2023 was $1.2 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $24,000. The total carrying amount of other real estate owned as of December 31, 2022 was $4.3 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $0.0 million.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Collateral dependent loans	$1,028	$—	$—	$1,028
Foreclosed assets held for sale	24	—	—	24
December 31, 2022
Collateral dependent loans	$2,548	$—	$—	$2,548
Foreclosed assets held for sale	—	—	—	—

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2023.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$1,028	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2022.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$2,548	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	—	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets
Cash and due from banks	$134,082	$134,082	$134,082	$—	$—
Federal funds sold	8,982	8,982	8,982	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,171,572	1,171,572	—	1,165,409	6,163
Held-to-maturity securities	2,286	2,286	2,286	—	—
Equity securities	4,074	4,074	4,074	—	—
Loans held for sale	4,980	4,980	—	4,980	—
Loans net of allowance for credit losses	5,506,910	5,235,525	—	—	5,235,525
Interest receivable	35,082	35,082	—	35,082	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,758	9,758	—	9,758	—
Financial liabilities
Deposits	$6,123,659	$6,042,277	$—	$5,076,066	$966,211
Securities sold under agreements to repurchase	213,721	213,714	—	213,714	—
Interest payable	5,437	5,437	—	5,437	—
Federal Home Loan Bank borrowings	263,787	261,206	—	261,206	—
Subordinated debentures	106,755	102,018	—	102,018	—
Junior subordinated debentures	24,058	21,524	—	21,524	—

December 31, 2022
Financial assets
Cash and due from banks	$144,806	$144,806	$144,806	$—	$—
Federal funds sold	7,627	7,627	7,627	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,218,986	1,218,986	—	1,209,736	9,250
Held-to-maturity securities	2,954	2,954	2,954	—	—
Equity securities	311	311	311	—	—
Loans held for sale	338	338	—	338	—
Loans net of allowance for credit losses	4,766,781	4,460,661	—	—	4,460,661
Interest receivable	28,357	28,357	—	28,357	—
Federal Reserve Bank stock	17,050	17,050	—	17,050	—
Federal Home Loan Bank stock	18,440	18,440	—	18,440	—
Financial liabilities
Deposits	$5,257,001	$5,257,748	$—	$4,550,222	$707,526
Securities sold under agreements to repurchase	221,414	221,260	—	221,260	—
Interest payable	3,346	3,346	—	3,346	—
Federal Home Loan Bank borrowings	465,071	459,327	—	459,327	—
Subordinated debentures	94,553	87,977	—	87,977	—
Junior subordinated debentures	19,364	17,164	—	17,164	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2023, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $5.2 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $5.2 million as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2023 and 2022, the Company issued 0 common shares and 8,378 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2023 and 2022.

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

A maximum of 149,983 shares are authorized under the SI Plan. There have been no options awarded since 2008. All previously issued, unexercised options expired on December 16, 2018. The Company awarded 45,986, 63,150 and 48,575 shares (under the 2017 Stock Incentive Plan) during 2023, 2022, and 2021, respectively, as stock and stock unit awards.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Stock and stock unit awards:
Pre-tax compensation expense	$1,656	$1,874	$1,304
Income tax benefit	(348)	(394)	(274)
Total share-based compensation expense, net of income taxes	$1,308	$1,480	$1,030

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	82,048	$37.41	62,040	$34.27	42,220	$34.62
Granted	45,986	27.64	63,150	41.07	48,575	34.42
Vested	(49,525)	(34.88)	(40,759)	(38.20)	(28,355)	(35.02)
Forfeited	(1,769)	(35.15)	(2,383)	(39.35)	(400)	(34.34)
Nonvested, end of year	76,740	$33.24	82,048	$37.41	62,040	$34.27
Fair value of shares vested		$1,727,554		$1,556,870		$993,094

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2023, 2022, and 2021, there was $1.5 million, $2.6 million, and $1.7 million, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees, which provides a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $4.0 million, $3.9 million and $3.6 million in 2023, 2022, and 2021, respectively. The Company also has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a senior officer that retired December 31, 2013. Total expense under this agreement amounted to $24,000, $24,000 and $27,000 in 2023, 2022, and 2021 respectively. The current liability recorded for this agreement was $368,000 and $394,000, as of December 31, 2023 and 2022, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Current
Federal	$2,189	$14,401	$12,269
State	542	6,171	6,384
Total current	2,731	20,572	18,653
Deferred
Federal	12,585	(2,005)	(2,562)
State	4,154	(227)	(793)
Total deferred	16,739	(2,232)	(3,355)
Total	$19,470	$18,340	$15,298

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). The principal reasons for the difference are as follows (in thousands):

	2023	2022	2021
Expected income taxes	$18,565	$19,172	$14,025
Effects of:
Tax-exempt income from bank owned life insurance	(1,035)	(659)	(575)
Other tax exempt income	(2,416)	(2,497)	(2,072)
Nondeductible interest expense	799	255	17
State taxes, net of federal taxes	3,710	4,695	4,417
Other items	(153)	(2,525)	(514)
Effect of marginal tax rate	—	(101)	—
Total	$19,470	$18,340	$15,298

Tax expense recorded by the Company during 2023 included interest or penalties of approximately $307,000. Tax expense recorded by the Company during 2022 did not include any interest or penalties. Tax expense recorded by the Company during 2021 included interest of approximately $2,100. Tax returns filed with the Internal Revenue Service, Illinois Department of Revenue and various other state jurisdictions are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$18,955	$16,248
Available-for-sale investment securities	55,722	61,880
Deferred compensation	4,128	4,157
Supplemental retirement	519	492
Deferred loan costs	222	302
Stock compensation expense	82	147
Deferred revenue	283	349
Purchase accounting	5,326	795
Acquisition costs	152	179
Lease liability	3,975	4,381
Other	1,305	823
Total gross deferred tax assets	90,669	89,753
Less valuation allowance	(988)	—
Net deferred tax asset	89,681	89,753
Deferred tax liabilities:
Intangibles amortization	6,432	6,398
Prepaid expenses	1,576	1,418
FHLB stock dividend	22	22
Deferred expenses	104	104
Depreciation	5,367	4,911
Accumulated accretion	244	245
Mortgage servicing rights	1,874	91
Right of use asset	3,891	4,310
Other	104	—
Total gross deferred tax liabilities	19,614	17,499
Deferred tax assets, net	$70,067	$72,254

As of December 31, 2023, the Company recorded a partial valuation allowance of $988,000 on the available-for-sale investments recorded in purchase accounting which management believes is more likely than not that the deferred tax asset will not be fully realized. No valuation allowance related to deferred tax assets was recorded at December 31, 2022.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2023. As of December 31, 2023, approximately $82.1 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Unused commitments and lines of credit:
Commercial real estate	$219,117	$147,702
Commercial operating	681,360	655,676
Home equity	104,142	63,570
Other	311,907	307,030
Total	$1,316,526	$1,173,978
Standby letters of credit	$17,401	$10,162

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2023 and 2022. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $248.7 million and $169.7 million at December 31, 2023 and 2022, respectively. Activity during 2023 and 2022 was as follows (in thousands):

	2023	2022
Beginning balance	$169,684	$123,614
New loans	195,711	135,464
Loan repayments	(116,697)	(89,394)
Ending balance	$248,698	$169,684

Deposits from related parties held by First Mid Bank at December 31, 2023 and 2022 totaled $37.7 million and $31.2 million, respectively.

Note 19 -- Business Combinations

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

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$55,600
Loans held for sale	3,222
Loans, net	722,866
Investments-available for sale	377,969
Short-term investments	869
FHLB stock	1,737
Premises and equipment	12,366
Accrued interest receivable	4,029
Prepaid expenses	1,182
Other assets	20,703
Core deposit intangible	34,590
Income tax receivable	2,077
Deferred tax asset	22,152
Mortgage servicing rights	7,070
Total assets acquired	$1,266,432

Liabilities
Deposits	$1,194,972
Subordinated and jr. subordinated debt	16,448
Accrued interest payable	1,091
Accrued and other liabilities	10,508
Total liabilities assumed	1,223,019
Net assets acquired	$43,413

Total consideration	$93,510
Goodwill	$50,097

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (3,290,222 shares)	$93,508
Cash consideration	2
Purchase price	$93,510

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

The following table provides a summary of PCD loans purchased as part of the Blackhawk acquisition as of the acquisition date:

(In thousands)
Unpaid principal balance	$115,250
PCD allowance for credit losses at acquisition	(3,791)
Non-credit discount on acquired loans	(5,476)
Fair value of PCD loans	$105,983

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Twelve months ended December 31,
	2023	2022
Net interest income	$229,317	$239,748
Provision for credit losses	7,320	3,856
Non-interest income	95,660	89,575
Non-interest expense	223,354	219,646
Income before income taxes	94,303	105,821
Income tax expense	20,744	21,297
Net income available to common stockholders	$73,559	$84,524
Earnings per share
Basic	$3.38	$3.60
Diluted	$3.36	$3.59
Basic weighted average shares outstanding	21,780,217	24,459,299
Diluted weighted average shares outstanding	21,868,788	23,533,857

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $8.2 million during the year ended December 31, 2023 and no related acquisition costs were incurred during the year December 31, 2022.

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

	Twelve months ended December 31,
	2022	2021
Net interest income	$187,075	$147,387
Provision for credit losses	4,806	14,679
Non-interest income	74,799	53,371
Non-interest expense	165,062	132,086
Income before income taxes	92,006	53,993
Income tax expense	18,508	12,321
Net income available to common stockholders	$73,498	$41,672
Earnings per share
Basic	$3.64	$2.07
Diluted	$3.63	$2.07
Basic weighted average shares outstanding	20,169,077	20,111,889
Diluted weighted average shares outstanding	20,243,635	20,164,909

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2023, substantially all of the Company's leases are operating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

	2023	2022
Operating lease right-of-use assets	$14,306	$15,774
Operating lease liabilities	14,615	16,035
Weighted-average remaining lease term (in years)	4.9	5.8
Weighted-average discount rate	3.21%	2.67%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2024	$3,001
2025	2,535
2026	2,373
2027	2,146
2028	1,551
Thereafter	4,872
Total minimum lease payments	16,478
Less imputed interest	(1,863)
Total lease liability	$14,615

The components of lease expense for the twelve months ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Operating lease cost	$3,280	$3,040
Short-term lease cost	84	75
Variable lease cost	821	720
Total lease cost	4,185	3,835
Income from subleases	(382)	(369)
Net lease cost	$3,803	$3,466

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2023	2022
Operating cash flows from operating leases	$3,263	$3,061

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2023 and 2022 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2023
Interest rate swap agreements	Other liabilities	5.3	$12,976	$(2,217)

December 31, 2022
Interest rate swap agreements	Other liabilities	6.3	$13,448	$(3,100)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2023 and 2022 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2023	2022
Interest rate swap agreements	Interest income on loans	$(204)	$1,819

Derivative	Location of Gain (Loss) on Hedged Items	2023	2022
Interest rate swap agreements	Interest income on loans	$204	$(1,819)

As of December 31, 2023 and 2022, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
December 31, 2023
Loans	$12,027	$(949)

December 31, 2022
Loans	$12,295	$(1,153)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2023 and 2022 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2023
Interest rate swap agreements	Other assets	5.0	$30,688	$3,166
Interest rate swap agreements	Other liabilities	5.0	30,688	(3,166)

December 31, 2022
Interest rate swap agreements	Other assets	5.0	$39,095	$4,253
Interest rate swap agreements	Other liabilities	5.0	39,095	(4,253)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2023	2022
Assets
Cash	$9,968	$24,854
Premises and equipment, net	5,218	4,955
Investment in subsidiaries	907,989	714,237
Other assets	6,720	5,212
Total assets	$929,895	$749,258
Liabilities and stockholders’ equity
Liabilities
Debt	$130,813	$113,917
Other liabilities	5,878	2,186
Total liabilities	136,691	116,103
Stockholders’ equity	793,204	633,155
Total liabilities and stockholders’ equity	$929,895	$749,258

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income (Loss)	Years ended December 31,
	2023	2022	2021
Income:
Dividends from subsidiaries	$51,213	$34,040	$28,075
Other income	87	542	9
Total income	51,300	34,582	28,084
Operating expenses	12,192	9,221	9,630
Income before income taxes and equity in undistributed earnings of subsidiaries	39,108	25,361	18,454
Income tax benefit	3,453	2,780	2,656
Income before equity in undistributed earnings of subsidiaries	42,561	28,141	21,110
Equity in undistributed earnings of subsidiaries	26,374	44,811	30,380
Net income	68,935	72,952	51,490
Other comprehensive income (loss), net of taxes	15,080	(150,676)	(17,926)
Comprehensive income (loss)	$84,015	$(77,724)	$33,564

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$68,935	$72,952	$51,490
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, amortization, accretion, net	265	218	350
Dividends received from subsidiary	51,213	34,040	28,075
Equity in undistributed earnings of subsidiaries	(26,374)	(44,811)	(30,380)
Increase in other assets	(49,606)	(208,359)	(206,880)
Increase (decrease) in other liabilities	1,526	(146)	1,760
Net cash provided by (used in) operating activities	45,959	(146,106)	(155,585)
Cash flows from investing activities:
Net cash from (used in) business acquisition	(41,827)	67,323	30,968
Net cash provided by (used in) investing activities	(41,827)	67,323	30,968
Cash flows from financing activities:
Proceeds from issuance of common stock	1,004	93,415	46,128
Payment to repurchase common stock	(465)	(340)	(326)
Direct expense related to capital transactions	—	(29)	(206)
Dividends paid on common stock	(19,557)	(17,830)	(14,721)
Net cash provided by (used in) financing activities	(19,018)	75,216	30,875
Increase (decrease) in cash	(14,886)	(3,567)	(93,742)
Cash at beginning of year	24,854	28,421	122,163
Cash at end of year	$9,968	$24,854	$28,421

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022,and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2024, expressed an unqualified opinion thereon.

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

Decatur, Illinois

March 6, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in their report following.

March 6, 2024

/s/ Joseph R. Dively

Joseph R. Dively

President and Chief Executive Officer

/s/ Matthew K. Smith

Matthew K. Smith

Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 6, 2024 expressed an unqualified opinion on those financial statements.

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

Decatur, Illinois

March 6, 2024

ITEM 9B. OTHER INFORMATION

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company. This code of conduct is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred compensation plan	—	$—	297,344	(1)
(B) Stock incentive plan	—	—	133,351	(2)
Equity compensation plans not approved by security holders	—	—	—	(3)
Total	—	$—	430,695

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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•
Consolidated Balance Sheets -- December 31, 2023 and 2022
•
Consolidated Statements of Income -- For the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2023, 2022, and 2021.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description and Filing or Incorporation Reference
2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Eagle Sub LLC and Blackhawk Bancorp, Inc., dated March 20, 2023 Incorporated by reference to Exhibit 2.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2023.

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

Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020

4.5	Form of 3.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.4)
10.1	Employment Agreement between the Company and Joseph R. Dively Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.2	Employment Agreement between the Company and Michael L. Taylor Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2024.
10.3	Employment Agreement between the Company and Matthew K. Smith Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2024.
10.4	Employment Agreement between the Company and Eric S. McRae Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.5	Employment Agreement between the Company and Bradley L. Beesley Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.6

First Amendment to the First Mid-Illinois Bancshares, Inc. Amended and Restated Deferred Compensation Plan

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

10.7	2017 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2017.
10.8	Form of 2017 Incentive Plan Stock Unit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2017.
10.9

Form Agreement to Accelerate the Vesting of the First Mid-Illinois Bancshares, Inc. Stock Unit Awards

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017.

10.10	Form of Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.11	Form of Stock Unit/Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.12	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.13	First Amendment to Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.14

Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland

Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
10.16	Sixth Amended and Restated Credit Agreement

Exhibit Number	Description and Filing or Incorporation Reference
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019.
10.17	Second Amendment to Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021.
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

10.21

Sixth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 7, 2023 Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2023.

10.22

Seventh Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of August 4, 2023 Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2023.

10.23

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on February 22, 2021

21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of FORVIS LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
97.1	First Mid Bancshares, Inc. Executive Officer Incentive Compensation Recovery Policy (Filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: March 6, 2024
/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March 2024, by the following persons on behalf of the Company and in the capacities listed.

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
/s/ Todd J. James
Todd J. James