Form 10-Q
period 2024-03-31
FIRST MID BANCSHARES, INC.
filed 2024-05-07
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, 23,896,252 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks:
Non-interest bearing	$81,006	$122,871
Interest bearing	274,680	11,211
Federal funds sold	15	8,982
Cash and cash equivalents	355,701	143,064
Certificates of deposit	3,745	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,342,603 and $1,363,721 at March 31, 2024 and December 31, 2023, respectively)	1,139,427	1,171,572
Held-to-maturity, at amortized cost (estimated fair value of $2,282 and $2,286 at March 31, 2024 and December 31, 2023, respectively)	2,282	2,286
Equity securities, at fair value	4,298	4,074
Loans held for sale	4,817	4,980
Loans	5,494,478	5,575,585
Less allowance for credit losses	(67,936)	(68,675)
Net loans	5,426,542	5,506,910
Interest receivable	37,667	35,082
Other real estate owned	1,346	1,163
Premises and equipment, net	101,666	101,396
Goodwill, net	196,461	196,461
Intangible assets, net	64,238	67,770
Bank owned life insurance	167,247	166,125
Right of use lease assets	14,318	14,306
Deferred tax asset, net	69,876	70,067
Other assets	88,615	100,068
Total assets	$7,678,246	$7,586,794
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,448,299	$1,398,234
Interest bearing	4,794,637	4,725,425
Total deposits	6,242,936	6,123,659
Securities sold under agreements to repurchase	210,719	213,721
Interest payable	6,318	5,437
FHLB borrowings	238,761	263,787
Junior subordinated debentures, net	24,113	24,058
Subordinated debt, net	106,862	106,755
Lease liabilities	14,624	14,615
Other liabilities	35,961	41,558
Total liabilities	6,880,294	6,793,590
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 24,541,500 and 24,479,708 shares in 2024 and 2023, respectively; outstanding 23,888,929 and 23,827,137 shares in 2024 and 2023, respectively)	100,166	99,919
Additional paid-in capital	511,785	509,314
Retained earnings	353,694	338,662
Deferred compensation	832	2,629
Accumulated other comprehensive loss	(147,667)	(136,427)
Treasury stock, at cost (652,571 shares in 2024 and 652,571 shares in 2023)	(20,858)	(20,893)
Total stockholders’ equity	797,952	793,204
Total liabilities and stockholders’ equity	$7,678,246	$7,586,794

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
(In thousands, except per share data)	2024	2023
Interest income:
Interest and fees on loans	$77,823	$56,236
Interest on investment securities	7,405	7,127
Interest on certificates of deposit investments	20	14
Interest on federal funds sold	17	85
Interest on deposits with other financial institutions	2,407	209
Total interest income	87,672	63,671
Interest expense:
Interest on deposits	26,096	12,767
Interest on securities sold under agreements to repurchase	2,056	1,463
Interest on FHLB borrowings	2,314	4,874
Interest on other borrowings	—	9
Interest on junior subordinated debentures	542	379
Interest on subordinated debentures	1,194	988
Total interest expense	32,202	20,480
Net interest income	55,470	43,191
Provision for credit losses	(357)	(817)
Net interest income after provision for credit losses	55,827	44,008
Other income:
Wealth management revenues	5,322	5,514
Insurance commissions	9,213	8,480
Service charges	2,956	2,203
Securities gains (losses), net	—	(46)
Mortgage banking revenue, net	706	150
ATM / debit card revenue	4,055	3,083
Bank owned life insurance	1,121	1,641
Other	1,105	1,454
Total other income	24,478	22,479
Other expense:
Salaries and employee benefits	30,448	26,071
Net occupancy and equipment expense	7,560	6,005
Net other real estate owned expense	(21)	133
FDIC insurance	869	463
Amortization of intangible assets	3,497	1,522
Stationery and supplies	391	292
Legal and professional	2,449	1,690
ATM / debit card	1,191	1,223
Marketing and donations	862	654
Other	6,116	3,524
Total other expense	53,362	41,577
Income before income taxes	26,943	24,910
Income taxes	6,440	5,730
Net income	$20,503	$19,180
Per share data:
Basic net income per common share	$0.86	$0.94
Diluted net income per common share	0.86	0.93
Cash dividends declared per common share	0.23	0.23

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended
	March 31,
(In thousands)	2024	2023
Net income	$20,503	$19,180
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $4,225 and ($5,544) for three months ended March 31, 2024 and 2023, respectively	(11,240)	13,573
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit (expense) of $0 and ($13) for three months ended March 31, 2024 and 2023, respectively	—	(33)
Other comprehensive income (loss), net of taxes	(11,240)	13,606
Comprehensive income	$9,263	$32,786

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	20,503	—	—	—	20,503
Other comprehensive loss, net tax	—	—	—	—	(11,240)	—	(11,240)
Cash dividends on common stock (0.23/share)	—	—	(5,471)	—	—	—	(5,471)
Issuance of 47,580 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	191	1,401	—	—	—	—	1,592
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 8,612 common shares pursuant to the employee stock purchase plan	34	160	—	—	—	—	194
Deferred compensation	—	—	—	(2,288)	—	35	(2,253)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,311	—	—	—	—	1,311
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	50	—	491	—	—	541
March 31, 2024	$100,166	$511,785	$353,694	$832	$(147,667)	$(20,858)	$797,952

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	19,180	—	—	—	19,180
Other comprehensive income, net tax	—	—	—	—	13,606	—	13,606
Cash dividends on common stock (.230/share)	—	—	(4,696)	—	—	—	(4,696)
Issuance of 55,198 restricted shares pursuant to 2017 stock incentive plan	221	1,423	—	—	—	—	1,644
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 7,963 common shares pursuant to the employee stock purchase plan	32	184	—	—	—	—	216
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,355)	—	174	(1,181)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	53	—	254	—	—	307
March 31, 2023	$86,636	$428,283	$303,768	$963	$(137,901)	$(19,884)	$661,865

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$20,503	$19,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(357)	(817)
Depreciation, amortization and accretion, net	5,338	3,485
Change in cash surrender value of bank owned life insurance	(1,121)	(926)
Change in bank owned life insurance	—	(715)
Stock-based compensation expense	606	307
Operating lease payments	(836)	(781)
Loss on investment securities, net	—	46
(Gain) loss on sales and write downs of other real estate owned, net	(70)	71
Gain on sale of loans held for sale, net	(233)	(207)
Increase in accrued interest receivable	(2,585)	(372)
Increase in accrued interest payable	910	1,378
Origination of loans held for sale	(10,448)	(12,191)
Proceeds from sale of loans held for sale	10,844	11,737
Decrease in other assets	10,537	1,867
Decrease in other liabilities	(4,040)	(1,757)
Net cash provided by operating activities	29,048	20,305
Cash flows from investing activities:
Purchases of certificates of deposit investments	(2,275)	(245)
Proceeds from sales of securities available-for-sale	—	6,483
Proceeds from maturities of securities available-for-sale	21,621	19,250
Purchases of securities available-for-sale	(994)	(1,063)
Purchase of securities held-to-maturity	—	(25)
Income increasing amortized cost of HTM securities	(11)	—
Net decrease in loans	80,542	65,541
Purchases of premises and equipment	(1,480)	(941)
Proceeds from sales of other real property owned	—	734
Net cash provided by investing activities	97,403	89,734
Cash flows from financing activities:
Net increase (decrease) in deposits	119,277	(226,223)
(Decrease) increase in repurchase agreements	(3,002)	7,250
Proceeds from FHLB advances	—	170,000
Repayment of FHLB advances	(25,000)	(40,000)
Proceeds from issuance of common stock	382	336
Purchase of treasury stock	—	(5)
Dividends paid on common stock	(5,471)	(4,696)
Net cash provided by (used in) financing activities	86,186	(93,338)
Increase in cash and cash equivalents	212,637	16,701
Cash and cash equivalents at beginning of period	143,064	152,433
Cash and cash equivalents at end of period	$355,701	$169,134

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$31,321	$19,094
Income taxes	(823)	(288)
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$183	$648
Initial recognition of right-of-use assets	729	—
Initial recognition of lease liabilities	729	—

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2024 and 2023, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2024 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024. The Company operates as a one-segment entity for financial reporting purposes. The 2023 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 53,766 and 60,550 shares of restricted stock during the three months ended March 31, 2024 and 2023, respectively, and 39,150 and 37,900 restricted stock units during the three months ended March 31, 2024 and 2023, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the three months ended March 31, 2024 and 2023, 8,612 shares and 7,963 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,800,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

Unrealized Losses on Securities
March 31, 2024
Net unrealized losses on securities available-for-sale	$(203,177)
Tax benefit	55,510
Balance at March 31, 2024	$(147,667)

December 31, 2023
Net unrealized losses on securities available-for-sale	$(192,149)
Tax benefit	55,722
Balance at December 31, 2023	$(136,427)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended
	March 31,
	2024	2023	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$—	$(46)	Securities (loss) gain, net
Tax effect	—	13	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$—	$(33)	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023
Basic net income per common share
Available to common stockholders:
Net income	$20,503,000	$19,180,000
Weighted average common shares outstanding	23,872,731	20,492,254
Basic earnings per common share	$0.86	$0.94

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$20,503,000	$19,180,000
Weighted average common shares outstanding	23,872,731	20,492,254
Dilutive potential common shares: restricted stock awarded	87,604	71,718
Diluted weighted average common shares outstanding	23,960,335	20,563,972
Diluted earnings per common share	$0.86	$0.93

There were no shares excluded when computing diluted earnings per share for the three months ended March 31, 2024 and 2023 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,540	$—	$(27,220)	$207,320
Obligations of states and political subdivisions	335,350	84	(52,864)	282,570
Mortgage-backed securities: GSE residential	699,921	854	(119,771)	581,004
Other securities	72,792	—	(4,259)	68,533
Total available-for-sale	$1,342,603	$938	$(204,114)	$1,139,427
Held-to-maturity:
Other investments	$2,282	$—	$—	$2,282
Total held-to-maturity	$2,282	$—	$—	$2,282
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$—	$(26,219)	$211,656
Obligations of states and political subdivisions	337,835	152	(49,371)	288,616
Mortgage-backed securities: GSE residential	714,216	1,158	(113,074)	602,300
Other securities	73,795	—	(4,795)	69,000
Total available-for-sale	$1,363,721	$1,310	$(193,459)	$1,171,572
Held-to-maturity:
Other investments	$2,286	$—	$—	$2,286
Total held-to-maturity	$2,286	$—	$—	$2,286

The Company also had $4,298,000 and $4,074,000 of equity securities, at fair value, as of March 31, 2024 and December 31, 2023, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of March 31, 2024, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31,
	2024	2023
Gross gains	$—	$6
Gross losses	—	(52)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2024 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$181,730	$25,590	$—	$—	$207,320
Obligations of state and political subdivisions	21,240	102,416	157,672	1,242	282,570
Mortgage-backed securities: GSE residential	2,280	6,030	33,981	538,713	581,004
Other securities	27,942	39,838	753	—	68,533
Total available-for-sale investments	$233,192	$173,874	$192,406	$539,955	$1,139,427
Weighted average yield	1.75%	2.62%	2.25%	1.82%	2.00%
Full tax-equivalent yield	1.75%	2.63%	2.22%	1.84%	2.00%
Held to maturity:
Other investments	$—	$—	$—	$2,282	$2,282
Total held-to-maturity	$—	$—	$—	$2,282	$2,282
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2024.

Investment securities carried at approximately $820 million and $831 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,295	$—	$206,025	$(27,220)	$207,320	$(27,220)
Obligations of states and political subdivisions	27,302	(324)	248,168	(52,540)	275,470	(52,864)
Mortgage-backed securities: GSE residential	5,773	(132)	545,899	(119,639)	551,672	(119,771)
Other securities	5,337	(413)	57,446	(3,846)	62,783	(4,259)
Total	$39,707	$(869)	$1,057,538	$(203,245)	$1,097,245	$(204,114)
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,288	$(4)	$210,069	$(26,215)	$211,357	$(26,219)
Obligations of states and political subdivisions	22,281	(333)	241,630	(49,038)	263,911	(49,371)
Mortgage-backed securities: GSE residential	5,818	(67)	566,197	(113,007)	572,015	(113,074)
Other securities	5,311	(439)	57,939	(4,356)	63,250	(4,795)
Total	$34,698	$(843)	$1,075,835	$(192,616)	$1,110,533	$(193,459)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2024 there were six hundred twenty-five available-for-sale securities with a fair value of $206.0 million and unrealized losses of $27.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were thirty-six available-for-sale securities with a fair value of $210.1 million and unrealized losses of $26.2 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At March 31, 2024, there were two hundred fifty-five obligations of states and political subdivisions with a fair value of $248.2 million and unrealized losses of $52.5 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023 there were two hundred thirty-seven obligations of states and political subdivisions with a fair value of $241.6 million and unrealized losses of $49.0 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2024, there were two hundred sixty-three mortgage-backed securities with a fair value of $545.9 million and unrealized losses of $119.6 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were two hundred sixty-three mortgage-backed securities with a fair value of $566.2 million and unrealized losses of $113.0 million in a continuous unrealized loss position for twelve months or more.

Other securities. At March 31, 2024, there were forty-two other securities with a fair value of $57.4 million and unrealized losses of $3.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were forty-three other securities with a fair value of $57.9 million and unrealized losses of $4.4 million in a continuous unrealized loss position for twelve months or more.
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

A summary of loans at March 31, 2024 and December 31, 2023 follows (in thousands):

	March 31, 2024	December 31, 2023
Construction and land development	$188,662	$207,033
Agricultural real estate	389,691	392,265
1-4 family residential properties	525,532	549,843
Multifamily residential properties	315,024	321,537
Commercial real estate	2,424,919	2,416,294
Loans secured by real estate	3,843,828	3,886,972
Agricultural loans	213,171	196,202
Commercial and industrial loans	1,234,776	1,273,637
Consumer loans	80,514	92,142
All other loans	175,318	184,609
Total gross loans	5,547,607	5,633,562
Less: loans held for sale	4,817	4,980
	5,542,790	5,628,582
Less:
Net deferred loan fees, premiums and discounts	48,312	52,997
Allowance for credit losses	67,936	68,675
Net loans	$5,426,542	$5,506,910

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $31.3 million and $29.9 million at March 31, 2024 and December 31, 2023, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At March 31, 2024, the Company’s loan portfolio included $602.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $488.5 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $14.4 million from $588.5 million at December 31, 2023 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $16.0 million from $472.5 million at December 31, 2023. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. The Company also has $1.06 billion of loans to lessors of non-residential buildings, and $549.3 million of loans to lessors of residential buildings and dwellings.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While staffing shortages and supply chain disruptions cause risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment were increased due to higher levels of loans compared to the Company's internal policy limits

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and remained stable over the last year. There was no change to the qualitative factors for this segment.

1- 4 Family Residential Properties Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

Commercial Real Estate Loans. This segment includes the Company's largest balances and the largest allowance for credit losses. The qualitative factors on non-owner occupied loans for this segment were increased due to the economic uncertainty and rate repricing risks in today's market along with the level of balances compared to the Company's internal policy limits.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been volatile and yield expectations have been lowered due to the lack of rain. The qualitative factors of this segment were increased due to this higher level of risk.

Commercial and Industrial Loans. This segment includes the second largest balance of allowance for credit losses. The qualitative factors for this segment were not changed in the periods . Most of the repricing for higher rates in this loan segment has already occurred.

Consumer Loans. This segment is the smallest portion of the Company's loan portfolio. This segment is anticipated to be impacted by any recession that may appear. In addition, the risk has increased for cash flow challenges for any borrower who have student loans that have been or will soon be returned to payments. The qualitative factors for this segment were not changed on a net basis in the period. Higher risk due to macro-economic conditions were offset by a decline in the severity of past dues for the loan segment.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	(217)	(8)	(424)	618	125	(609)	158	(357)
Loans charged off	—	—	67	—	52	274	426	819
Recoveries collected	—	—	49	161	—	64	163	437
Ending balance	$2,701	$1,358	$3,778	$32,537	$778	$24,631	$2,153	$67,936

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2023 and for the year ended December 31, 2023 (in thousands):

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2024 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$406	$—	$—	$406	$175
1-4 family residential properties	1,174	—	—	1,174	—
Multifamily residential properties	1,066	—	—	1,066	—
Commercial real estate	8,349	—	—	8,349	133
Loans secured by real estate	10,995	—	—	10,995	308
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	—	506	—	506	—
Consumer loans	—	—	—	—	—
Total loans	$10,995	$506	$—	$11,501	$308

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of March 31, 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
March 31, 2024
Construction and land development loans
Pass	$3,584	$81,753	$56,302	$16,509	$5,781	$22,499	$—	$186,428
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	423	—	423
Total	$3,584	$81,753	$56,302	$16,509	$5,781	$22,922	$—	$186,851
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$8,930	$18,867	$162,999	$56,265	$52,598	$83,981	$—	$383,640
Special mention	1,170	202	—	628	—	1,864	—	3,864
Substandard	—	—	—	367	—	1,070	—	1,437
Total	$10,100	$19,069	$162,999	$57,260	$52,598	$86,915	$—	$388,941
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$18,806	$58,463	$95,956	$94,556	$78,221	$83,227	$70,050	$499,279
Special mention	—	—	853	3,143	—	3,847	—	7,843
Substandard	26	113	920	514	553	8,817	576	11,519
Total	$18,832	$58,576	$97,729	$98,213	$78,774	$95,891	$70,626	$518,641
Current period gross writeoffs	$—	$36	$—	$—	$—	$31	$—	$67
Commercial real estate loans
Pass	$9,482	$206,109	$706,392	$570,053	$321,198	$865,221	$—	$2,678,455
Special mention	10	3,634	2,854	1,716	824	8,647	—	17,685
Substandard	—	—	3,761	450	10	8,489	—	12,710
Total	$9,492	$209,743	$713,007	$572,219	$322,032	$882,357	$—	$2,708,850
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural loans
Pass	$38,758	$121,171	$30,478	$16,192	$3,396	$1,852	$—	$211,847
Special mention	—	11	—	—	—	748	—	759
Substandard	—	221	368	—	6	16	—	611
Total	$38,758	$121,403	$30,846	$16,192	$3,402	$2,616	$—	$213,217
Current period gross writeoffs	$—	$—	$—	$52	$—	$—	$—	$52
Commercial and industrial loans
Pass	$33,234	$278,618	$305,634	$233,432	$139,860	$375,188	$—	$1,365,966
Special mention	103	1,061	1,528	7,073	1,359	24,394	—	35,519
Substandard	—	—	597	351	44	749	—	1,741
Total	$33,337	$279,679	$307,759	$240,856	$141,263	$400,331	$—	$1,403,226
Current period gross writeoffs	$—	$—	$—	$273	$—	$1	$—	$274
Consumer loans
Pass	$1,612	$8,161	$36,304	$17,758	$8,383	$6,473	$—	$78,691
Special mention	—	—	23	—	—	—	—	23
Substandard	—	50	338	241	141	85	—	855
Total	$1,612	$8,211	$36,665	$17,999	$8,524	$6,558	$—	$79,569
Current period gross writeoffs	$—	$3	$51	$81	$—	$291	$—	$426
Total loans
Pass	$114,406	$773,142	$1,394,065	$1,004,765	$609,437	$1,438,441	$70,050	$5,404,306
Special mention	1,283	4,908	5,258	12,560	2,183	39,500	—	65,693
Substandard	26	384	5,984	1,923	754	19,649	576	29,296
Total	$115,715	$778,434	$1,405,307	$1,019,248	$612,374	$1,497,590	$70,626	$5,499,295
Current period gross writeoffs	$—	$39	$51	$406	$—	$323	$—	$819

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Construction and land development loans
Pass	$68,086	$74,065	$27,392	$5,188	$10,795	$19,115	$—	$204,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Total	$68,086	$74,065	$27,392	$5,188	$10,795	$19,551	$—	$205,077
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$19,231	$164,812	$57,815	$53,249	$19,419	$71,189	$—	$385,715
Special mention	206	—	627	—	1,170	1,868	—	3,871
Substandard	—	—	371	—	—	1,175	—	1,546
Total	$19,437	$164,812	$58,813	$53,249	$20,589	$74,232	$—	$391,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$66,119	$96,995	$79,085	$73,073	$26,854	$105,257	$75,700	$523,083
Special mention	—	967	3,184	—	—	3,804	10	7,965
Substandard	152	759	460	396	288	8,865	501	11,421
Total	$66,271	$98,721	$82,729	$73,469	$27,142	$117,926	$76,211	$542,469
Current period gross writeoffs	$10	$—	$—	$—	$14	$63	$—	$87
Commercial real estate loans
Pass	$185,628	$680,099	$548,733	$317,075	$239,323	$701,464	$—	$2,672,322
Special mention	3,666	2,706	1,317	2,159	1,563	7,778	—	19,189
Substandard	—	3,899	520	20	775	7,108	—	12,322
Total	$189,294	$686,704	$550,570	$319,254	$241,661	$716,350	$—	$2,703,833
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$147,993	$27,895	$10,044	$2,549	$1,883	$5,854	$—	$196,218
Special mention	6	10	—	—	38	—	—	54
Substandard	—	—	—	—	—	—	—	—
Total	$147,999	$27,905	$10,044	$2,549	$1,921	$5,854	$—	$196,272
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$290,304	$306,794	$232,198	$154,499	$73,906	$347,957	$—	$1,405,658
Special mention	1,047	1,857	9,982	562	597	28,900	—	42,945
Substandard	—	537	791	58	29	750	—	2,165
Total	$291,351	$309,188	$242,971	$155,119	$74,532	$377,607	$—	$1,450,768
Current period gross writeoffs	$—	$353	$—	$49	$20	$107	$—	$529
Consumer loans
Pass	$9,547	$40,225	$21,264	$10,387	$4,475	$4,035	$—	$89,933
Special mention	—	26	—	—	—	—	—	26
Substandard	86	405	325	139	59	41	—	1,055
Total	$9,633	$40,656	$21,589	$10,526	$4,534	$4,076	$—	$91,014
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$786,908	$1,390,885	$976,531	$616,020	$376,655	$1,254,871	$75,700	$5,477,570
Special mention	4,925	5,566	15,110	2,721	3,368	42,350	10	74,050
Substandard	238	5,600	2,467	613	1,151	18,375	501	28,945
Total	$792,071	$1,402,051	$994,108	$619,354	$381,174	$1,315,596	$76,211	$5,580,565
Current period gross writeoffs	$10	$761	$208	$51	$93	$1,508	$—	$2,631

The following table presents the Company’s loan portfolio aging analysis at March 31, 2024 and December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2024
Construction and land development	$—	$—	$450	$450	$186,401	$186,851	$—
Agricultural real estate	—	—	1	1	388,940	388,941	—
1-4 family residential properties	1,965	1,227	1,179	4,371	514,270	518,641	—
Multifamily residential properties	—	—	551	551	312,207	312,758	—
Commercial real estate	1,784	4,319	3,852	9,955	2,386,137	2,396,092	—
Loans secured by real estate	3,749	5,546	6,033	15,328	3,787,955	3,803,283	—
Agricultural loans	—	25	596	621	212,596	213,217	—
Commercial and industrial loans	228	261	889	1,378	1,226,528	1,227,906	—
Consumer loans	245	31	216	492	79,077	79,569	—
All other loans	—	—	—	—	175,320	175,320	—
Total loans	$4,222	$5,863	$7,734	$17,819	$5,481,476	$5,499,295	$—
December 31, 2023
Construction and land development	$—	$585	$450	$1,035	$204,042	$205,077	$—
Agricultural real estate	—	—	1	1	391,131	391,132	—
1-4 family residential properties	3,054	530	1,018	4,602	537,867	542,469	—
Multifamily residential properties	150	—	551	701	318,428	319,129	—
Commercial real estate	819	74	3,765	4,658	23,800,446	2,384,704	—
Loans secured by real estate	4,023	1,189	5,785	10,997	3,831,514	3,842,511	—
Agricultural loans	—	—	—	—	196,272	196,272	—
Commercial and industrial loans	673	73	1,531	2,277	1,263,882	1,266,159	—
Consumer loans	983	162	330	1,475	89,539	91,014	—
All other loans	—	—	—	—	184,609	184,609	—
Total loans	$5,679	$1,424	$7,646	$14,749	$5,565,816	$5,580,565	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2024 and December 31, 2023 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2024		December 31, 2023
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$—	$—	$—
Agricultural real estate	1,135	1,135	1,146	1,146
1-4 family residential properties	4,705	4,964	4,679	4,940
Multifamily residential properties	—	—	—	—
Commercial real estate	9,463	10,105	10,237	10,237
Loans secured by real estate	15,303	16,204	16,062	16,323
Agricultural loans	596	596	—	—
Commercial and industrial loans	1,501	1,501	1,931	1,931
Consumer loans	492	492	578	578
All other loans	—	—	—	—
Total loans	$17,892	$18,793	$18,571	$18,832

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $267,000 and $79,000 for the three months ended March 31, 2024 and 2023, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at March 31, 2024 and 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable

March 31, 2024
Agricultural real estate	$—	$325	$—	$—	0.01%
1-4 family residential properties	—	52	795	—	0.02%
Commercial real estate	—	719	126	532	0.03%
Loans secured by real estate	—	1,096	921	532	0.05%
Commercial and industrial loans	—	185	196	—	0.01%
Consumer loans	—	6	12	—	—%
Total	$—	$1,287	$1,129	$532	0.05%
March 31, 2023
Agricultural real estate	$—	$347	$—	$—	0.09%
1-4 family residential properties	—	62	880	—	0.22%
Commercial real estate	—	826	91	—	0.05%
Loans secured by real estate	—	1,235	971	—	0.07%
Commercial and industrial loans	—	421	319	—	0.07%
Consumer loans	—	8	45	—	0.06%
Total	$—	$1,664	$1,335	$—	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended March 31, 2024 and 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2024
Commercial real estate	$—	$—	$—	$—
Loans secured by real estate	—	—	—	—
Total loans	$—	$—	$—	$—
March 31, 2023
Commercial real estate	$—	$55	$—	$55
Loans secured by real estate	—	55	—	55
Total loans	$—	$55	$—	$55

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
March 31, 2024
Commercial and industrial loans	—%	6.59
Consumer loans	—%	—
	—%	6.59
March 31, 2023
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00
	4.75%	4.93

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for three months ended March 31, 2024 or for the three months ended March 31, 2023.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$200,221	$3,760	$200,221	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	37,520	79,945	34,966
Other intangibles	26,552	11,198	26,552	10,620
	$309,733	$55,493	$309,733	$52,361

Goodwill of $50.1 million was recorded for the acquisition and merger of Blackhawk Bancorp, Inc. during the third quarter of 2023. All of the goodwill was assigned to the banking division of the Company. The goodwill will not be deductible for tax purposes.

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
		4,194
		$5,951

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2024, March 31, 2023 and December 31, 2023 (in thousands):

	March 31, 2024	March 31, 2023	December 31, 2023
Beginning balance	$6,859	$331	$331
Mortgage servicing rights acquired during period	—	—	7,070
Adjustment to valuation reserve	(33)	—	(8)
Mortgage servicing rights amortized	(364)	(17)	(524)
Interest only strip	(3)	(2)	(10)
Ending balance	$6,459	$312	$6,859

Total amortization expense for three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Core deposit intangibles	$2,554	$1,049
Customer list intangibles	579	456
Mortgage servicing rights	364	17
	$3,497	$1,522

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/24 - 03/31/24	$3,497
Estimated amortization expense:
For period 04/01/24 - 12/31/24	9,982
For year ended 12/31/25	12,158
For year ended 12/31/26	10,570
For year ended 12/31/27	9,351
For year ended 12/31/28	8,183

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $210.7 million at March 31, 2024, an decrease of $3.0 million from $213.7 million at December 31, 2023. All the transactions have overnight maturities with a weighted average rate of 3.13%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2024	December 31, 2023
US Treasury securities and obligations of U.S. government corporations and agencies	$57,872	$46,544
Mortgage-backed securities: GSE: residential	152,847	167,177
Total	$210,719	$213,721

Gross FHLB borrowings, were $238.6 million and $263.6 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
3,605,826	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
25,000,000	5.0	3.67%	June 15, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$207,320	$—	$207,320	$—
Obligations of states and political subdivisions	282,570	—	282,570	—
Mortgage-backed securities	581,004	—	581,004	—
Other securities	68,533	—	62,568	5,965
Total available-for-sale securities	1,139,427	—	1,133,462	5,965
Equity securities	4,298	4,298	—	—
Loans held for sale	4,817	—	4,817	—
Derivative assets: interest rate swaps	3,539	—	3,539	—
Total assets	$1,152,081	$4,298	$1,141,818	$5,965

Derivative liabilities: interest rate swaps	$2,435	$—	$2,435	$—
December 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,656	$—	$211,656	$—
Obligations of states and political subdivisions	288,616	—	288,616	—
Mortgage-backed securities	602,300	—	602,300	—
Other securities	69,000	—	62,837	6,163
Total available-for-sale securities	1,171,572	—	1,165,409	6,163
Equity securities	4,074	4,074	—	—
Loans held for sale	4,980	—	4,980	—
Derivative assets: interest rate swaps	3,166	—	3,166	—
Total assets	$1,183,792	$4,074	$1,173,555	$6,163

Derivative liabilities: interest swaps	$2,217	$—	$2,217	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023 is summarized as follows (in thousands):

	Three months ended March 31, 2024
	Other	Total
Beginning balance	$6,163	$6,163
Transfers into Level 3	1	1
Maturities	(199)	(199)
Ending balance	$5,965	$5,965

	Three months ended March 31, 2023
	Other	Total
Beginning balance	$10,000	$10,000
Transfers into Level 3	10	10
Ending balance	$10,010	$10,010

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2024 was $1.3 million and a fair value of $1.0 million resulting in specific loss exposures of $324,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2024 was $1.3 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Collateral dependent loans	$985	$—	$—	$985
Foreclosed assets held for sale	—	—	—	—
December 31, 2023
Collateral dependent loans	$1,028	$—	$—	$1,028
Foreclosed assets held for sale	24	—	—	24

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at March 31, 2024 and December 31, 2023.

March 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$985	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	20%
Foreclosed assets held for sale	—	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,028	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets
Cash and due from banks	$355,686	$355,686	$355,686	$—	$—
Federal funds sold	15	15	15	—	—
Certificates of deposit investments	3,745	3,745	—	3,745	—
Available-for-sale securities	1,139,427	1,139,427	—	1,133,462	5,965
Held-to-maturity securities	2,282	2,282	2,282	—	—
Equity securities	4,298	4,298	4,298	—	—
Loans held for sale	4,817	4,817	—	4,817	—
Loans net of allowance for credit losses	5,426,542	5,061,373	—	—	5,061,373
Interest receivable	37,667	37,667	—	37,667	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	8,740	8,740	—	8,740	—
Financial liabilities
Deposits	$6,242,936	$6,165,836	$—	$5,235,110	$930,726
Securities sold under agreements to repurchase	210,719	210,719	—	210,719	—
Interest payable	6,318	6,318	—	6,318	—
Federal Home Loan Bank borrowings	238,761	234,678	—	234,678	—
Subordinated debt, net	106,862	102,398	—	102,398	—
Junior subordinated debentures, net	24,113	21,408	—	21,408	—

December 31, 2023
Financial assets
Cash and due from banks	$134,082	$134,082	$134,082	$—	$—
Federal funds sold	8,982	8,982	8,982	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,171,572	1,171,572	—	1,165,409	6,163
Held-to-maturity securities	2,286	2,286	2,286	—	—
Equity securities	4,074	4,074	4,074	—	—
Loans held for sale	4,980	4,980	—	4,980	—
Loans net of allowance for credit losses	5,506,910	5,235,525	—	—	5,235,525
Interest receivable	35,082	35,082	—	35,082	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,758	9,758	—	9,758	—
Financial liabilities
Deposits	$6,123,659	$6,042,277	$—	$5,076,066	$966,211
Securities sold under agreements to repurchase	213,721	213,714	—	213,714	—
Interest payable	5,437	5,437	—	5,437	—
Federal Home Loan Bank borrowings	263,787	261,206	—	261,206	—
Subordinated debentures	106,755	102,018	—	102,018	—
Junior subordinated debentures	24,058	21,524	—	21,524	—

Note 8 – Business Combinations

Blackhawk Bancorp, Inc.

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

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$55,600
Loans held for sale	3,222
Loans, net	722,866
Investments-available for sale	377,969
Short-term investments	869
FHLB stock	1,737
Premises and equipment	12,366
Accrued interest receivable	4,029
Prepaid expenses	1,182
Other assets	20,742
Core deposit intangible	34,590
Income tax receivable	2,077
Deferred tax asset	22,152
Mortgage servicing rights	7,031
Total assets acquired	$1,266,432

Liabilities
Deposits	$1,194,972
Subordinated and Junior Subordinated debt	16,448
Accrued interest payable	1,091
Accrued and other liabilities	10,508
Total liabilities assumed	1,223,019
Net assets acquired	$43,413

Total consideration	$93,510
Goodwill	$50,097

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (3,290,222 shares)	$93,508
Cash consideration	2
Purchase price	$93,510

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

Subordinated and Junior Subordinated debt. The Subordinated and Junior Subordinated debt was fair valued using an income approach. Cash flows were calculated using an annualized contractual rate adjusted for forward interest costs and discounted using a variable discount rate.

Accounting for acquired loans. Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are recorded at the purchase price. The allowance for credit losses is determined at the loan level. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

Three months ended
March 31,
2023
Net interest income	$57,640
Provision for credit losses	(402)
Non-interest income	25,664
Non-interest expense	55,808
Income before taxes	27,898
Income tax expense	6,395
Net income	$21,503

Earnings per share
Basic	$0.90
Diluted	$0.90

Basic weighted average shares o/s	23,782,476
Diluted weighted average shares o/s	23,854,194

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.2 million and $93,000, respectively, during the three months ended March 31, 2024 and March 31, 2023.

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2024, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	March 31, 2024	March 31, 2023	December 31, 2023
Operating lease right-of-use assets	$14,318	$15,092	$14,306
Operating lease liabilities	14,624	15,353	14,615
Weighted-average remaining lease term (in years)	4.8	5.6	4.9
Weighted-average discount rate	3.22%	2.68%	3.21%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2024	$2,444
2025	2,686
2026	2,509
2027	2,287
2028	1,693
Thereafter	4,818
Total lease payments	16,437
Less imputed interest	(1,813)
Total lease liability	$14,624

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Operating lease cost	$846	$753
Short-term lease cost	35	30
Variable lease cost	138	223
Total lease cost	1,019	1,006
Income from subleases	(104)	(94)
Net lease cost	$915	$912

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2024	March 31, 2023
Operating cash flows from operating leases	$836	$781

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.1	$12,910	$(2,435)

December 31, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.3	$12,976	$(2,217)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Derivatives	2024	2023
Interest rate swap agreements	Interest income on loans	$155	$(325)

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2024	2023
Interest rate swap agreements	Interest income on loans	$(155)	$325

As of March 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,807	$(1,104)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2024 (dollars in thousands):

March 31, 2024	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	4.8	$30,280	$3,539
Interest rate swap agreements	Other liabilities	4.8	30,280	(3,539)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid, such as discussions of First Mid’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the merger between First Mid and Blackhawk will not be realized or will not be realized within the expected time period; changes in interest rates; general economic conditions and those in the market areas of First Mid; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid; accounting principles, policies and guidelines. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $20.5 million and $19.2 million for the three months ended March 31, 2024 and 2023, respectively. Diluted net income per common share was $0.86 and $0.93 for the three months ended March 31, 2024 and 2023, respectively.

The following table shows the Company’s annualized performance ratios for three months ended March 31, 2024 and 2023, compared to the performance ratios for the year ended December 31, 2023:

	Three months ended		Year ended
	March 31, 2024	March 31, 2023	December 31, 2023
Return on average assets	1.07%	1.15%	0.97%
Return on average common equity	10.37%	12.11%	10.10%
Average equity to average assets	10.35%	9.47%	9.61%

Total assets were $7.7 billion at March 31, 2024, compared to $7.6 billion as of December 31, 2023. From December 31, 2023 to March 31, 2024, cash and cash equivalents increased $212.6 million, net loan balances decreased $80.4 million and investment securities decreased $31.9 million. Net loan balances were $5.43 billion at March 31, 2024 compared to $5.51 billion at December 31, 2023.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.25% for the three months ended March 31, 2024, up from 2.94% for the same period in 2023. This increase was primarily due to an increase in earning asset yields partially offset by increased rates on interest-bearing deposits and borrowings. Net interest income before the provision for loan losses was $55.5 million compared to net interest income of $43.2 million for the same period in 2023. The increase in net interest income was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023 and increased net interest margin as mentioned above.

Total non-interest income of $24.5 million increased $2.0 million or 8.9% from $22.5 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions and income from Blackhawk Bank partially offset by a decrease in wealth management revenues and bank owned life insurance income.

Total non-interest expense of $53.4 million increase $11.8 million or 28.3% from $41.6 million for the same period last year. The increase was primarily due to the acquisition of Blackhawk Bank and the related amortization of intangibles and increased size of the bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2024 versus 2023
Three months ended
March 31, 2024
Net interest income	$12,279
Provision for credit losses	(460)
Other income, including securities transactions	1,999
Other expenses	(11,785)
Income taxes	(710)
Increase (decrease) in net income	$1,323

Credit quality is an area of importance to the Company. Total nonperforming loans were $20.1 million at March 31, 2024, compared to $15.2 million at March 31, 2023 and $20.1 million at December 31, 2023. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.4 million at March 31, 2024 compared to $4.1 million at March 31, 2023 and $1.2 million at December 31, 2023.

The Company’s provision for credit losses for the three months ended March 31, 2024 and 2023 was ($357,000) and ($817,000), respectively. Total loans past due 30 days or more were 0.32% of loans at March 31, 2024 compared to 0.21% at March 31, 2023, and 0.26% of loans at December 31, 2023. Loans secured by both commercial and residential real estate comprised approximately 69.3% of the loan portfolio as of March 31, 2024 and 68.9% as of December 31, 2023.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2024 and 2023 and December 31, 2023 was 12.46%, 12.88% and 12.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2024 and 2023, and December 31, 2023 was 15.35%, 15.74% and 14.84%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2023 was primarily due to net income for the period increasing equity and a decrease in risk weighted assets related to loans and other assets.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2024 and 2023, were $1.3 billion and $1.2 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $869,000 and $463,000 for the assessment during the first three months of 2024 and 2023, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2024 and 2023 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $616,000 and $755,000 for 2024 and 2023, respectively were 3.20% and 2.89% at March 31, 2024 and 2023, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2024 and 2023 in the following table (dollars in thousands):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$173,365	$2,407	5.58%	$15,688	$209	5.40%
Federal funds sold	1,094	17	6.18%	7,753	85	4.44%
Certificates of deposit	1,545	20	5.15%	1,789	14	3.09%
Investment securities:
Taxable	904,451	5,470	2.42%	957,951	5,163	2.16%
Tax-exempt (1)	280,215	2,450	3.50%	280,828	2,486	3.54%
Loans net of unearned income (TE) (2)	5,524,185	77,924	5.67%	4,788,255	56,469	4.78%
Total earning assets	6,884,855	88,288	5.16%	6,052,264	64,426	4.32%
Cash and due from banks	102,922			135,145
Premises and equipment	101,530			90,345
Other assets	624,205			475,022
Allowance for credit losses	(69,059)			(59,558)
Total assets	$7,644,453			$6,693,218
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,036,837	$16,612	2.20%	$2,504,073	$9,655	1.56%
Savings deposits	707,849	178	0.10%	640,347	191	0.12%
Time deposits	1,028,045	9,306	3.64%	699,328	2,921	1.69%
Total interest-bearing deposits	4,772,731	26,096	2.20%	3,843,748	12,767	1.35%
Securities sold under agreements to repurchase	264,587	2,056	3.13%	231,012	1,463	2.57%
FHLB advances	258,554	2,314	3.60%	540,156	4,874	3.66%
Federal funds purchased	—	—	—%	778	9	4.69%
Subordinated debt	106,791	1,194	4.50%	94,567	987	4.23%
Junior subordinated debentures	24,084	542	9.05%	19,385	379	7.93%
Total borrowings	654,016	6,106	3.75%	885,898	7,712	3.53%
Total interest-bearing liabilities	5,426,747	32,202	2.39%	4,729,646	20,479	1.76%
Non interest-bearing demand deposits	1,367,798		1.91%	1,273,527		1.38%
Other liabilities	59,056			56,456
Stockholders' equity	790,852			633,589
Total liabilities and equity	$7,644,453			$6,693,218
Net interest income		$56,086			$43,947
Net interest spread			2.77%			2.56%
Impact of non interest-bearing funds			0.48%			0.38%
TE net yield on interest-earning assets			3.25%			2.94%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2024, compared to the same period in 2023 (in thousands):

	Three months ended March 31, 2024 compared to 2023 Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$2,198	$2,191	$7
Federal funds sold	(68)	(232)	164
Certificates of deposit investments	6	(12)	18
Investment securities:
Taxable	307	(1,482)	1,789
Tax-exempt (2)	(36)	(5)	(31)
Loans (2) (3)	21,455	9,702	11,753
Total interest income	$23,862	$10,162	$13,700
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$6,957	$2,376	$4,581
Savings deposits	(13)	94	(107)
Time deposits	6,385	1,848	4,537
Securities sold under agreements to repurchase	593	237	356
FHLB advances	(2,560)	(2,482)	(78)
Federal funds purchased	(9)	(5)	(4)
Subordinated debt	207	139	68
Junior subordinated debentures	163	103	60
Total interest expense	11,723	2,310	9,413
Net interest income	$12,139	$7,852	$4,287

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $12.1 million, or 27.6%, to $56.1 million for the three months ended March 31, 2024, from $43.9 million for the same period in 2023. Net interest income and net interest margin increased primarily due to an increase in earning asset yields partially offset by the increase in deposit and borrowing rates.

For the three months ended March 31, 2024, average earning assets increased $832.6 million, or 13.8%, and average interest-bearing liabilities increased $697.1 million or 14.7% compared with average balances for the same period in 2023.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions increased $157.7 million or 1005.1%.
•
Average federal funds sold decreased $6.7 million or 85.9%.
•
Average certificates of deposits investments decreased $244,000 or 13.6%.
•
Average loans increased by $735.9 million or 15.4%.
•
Average securities decreased by $54.1 million or 4.4%.
•
Average interest-bearing customer deposits increased by $929.0 million or 24.2%.
•
Average securities sold under agreements to repurchase increased by $33.6 million or 14.5%.
•
Average borrowings and other debt decreased by $265.5 million or 40.5%.

•
Net interest margin increased to 3.25% for the first three months of 2024 from 2.94% for the first three months of 2023.

Provision for Loan Losses

The provision for credit losses for the three months ended March 31, 2024 and 2023 was ($357,000) and ($817,000), respectively. Net charge offs were $382,000 for the three months ended March 31, 2024, compared to net charge offs of $53,000 for March 31, 2023. Nonperforming loans were $20.1 million and $15.2 million as of March 31, 2024 and 2023, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Wealth management revenues	$5,322	$5,514	$(192)	-3.5%
Insurance commissions	9,213	8,480	733	8.6%
Service charges	2,956	2,203	753	34.2%
Security gains (losses), net	—	(46)	46	-100.0%
Mortgage banking revenue, net	706	150	556	370.7%
ATM / debit card revenue	4,055	3,083	972	31.5%
Bank owned life insurance	1,121	1,641	(520)	-31.7%
Other	1,105	1,454	(349)	-24.0%
Total other income	$24,478	$22,479	$1,999	8.9%
Following are explanations of the changes in these other income categories for the three months ended March 31, 2024 compared to the same period in 2023:

•
Wealth management revenues decreased for the three month period due to less agricultural service fees partially offset by increased brokerage and trust fees.
•
Insurance commissions increased primarily due to an increase in commission income partially offset by a decrease in contingency income during 2024 compared to the same period last year.
•
Fees from service charges increased during the first three months of 2024 primarily due to the acquisition of Blackhawk Bank.
•
Net losses from the sale of securities during 2024 were $0 and net losses in 2023 were $46,000. The Company did not sell any securities during the quarter ended March 31, 2024.
•
The increase in mortgage banking income was due to an increase from loans sold in the secondary market and the acquisition of Blackhawk Bank.
•
$10.6 million (representing 77 loans) for the three months ended March 31, 2024.
•
$11.5 million (representing 75 loans) for the three months ended March 31, 2023.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Blackhawk Bank.
•
Bank owned life insurance income decreased approximately $520,000 during the first three months of 2024 compared to the same period in 2023 primarily due to a claim payout in 2023.
•
Other income decreased primarily due to late charges on loans being presented as interest income starting in 2024.

Other Expense

The following table sets forth the major components of other expense for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$30,448	$26,071	$4,377	16.8%
Net occupancy and equipment expense	7,560	6,005	1,555	25.9%
Net other real estate owned expense	(21)	133	(154)	-115.8%
FDIC insurance	869	463	406	87.7%
Amortization of intangible assets	3,497	1,522	1,975	129.8%
Stationery and supplies	391	292	99	33.9%
Legal and professional	2,449	1,690	759	44.9%
Marketing and donations	862	654	208	31.8%
ATM/debit card expense	1,191	1,223	(32)	-2.6%
Other operating expenses	6,116	3,524	2,592	73.6%
Total other expense	$53,362	$41,577	$11,785	28.3%

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2024 compared to the same period in 2023:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to the acquisition of Blackhawk Bank partially offset by the Company's efficiency improvement efforts. There were 1,188 and 988 full-time equivalent employees at March 31, 2024 and 2023, respectively.
•
The increase in occupancy and equipment expense was primarily due to the acquisition of Blackhawk Bank.
•
The decrease in net other real estate owned expense was primarily due to properties sold during 2023 that no longer have ongoing expense during 2024 and no write downs of other real estate owned during the period.
•
Expense for amortization of intangible assets increased for the three months ended March 31, 2024 compared to 2023. Core deposit intangibles and mortgage servicing rights increased due to the acquisition of Blackhawk Bank.
•
The increase in other operating expenses during the first three months of 2024 was primarily due to nonrecurring costs from the acquisition of Blackhawk Bank during the period.
•
On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the the acquisition of Blackhawk Bank.

Income Taxes

Total income tax expense amounted to $6.4 million (23.9% effective tax rate) for the three months ended March 31, 2024, compared to $5.7 million (23.0% effective tax rate) for the same period in 2023. The increase in effective rate is related to a decrease in investment tax credits while pre-tax net income increased.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2024 and December 31, 2023 (dollars in thousands)

	March 31, 2024		December 31, 2023
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,540	1.88%	$237,875	1.28%
Obligations of states and political subdivisions	335,350	2.31%	337,835	2.31%
Mortgage-backed securities: GSE residential	699,921	1.91%	714,216	1.91%
Other securities	75,074	3.67%	76,081	3.65%
Total securities	$1,344,885	1.99%	$1,366,007	2.00%

At March 31, 2024, the Company’s investment portfolio decreased by $21.1 million from December 31, 2023 primarily due to paydowns, calls and maturities of various securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2024 for investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2024 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,540	$207,320	$202,190	$1,295	$1,891	$—	$1,944	$—
Obligations of state and political subdivisions	335,350	282,570	51,208	180,940	47,726	—	—	2,696
Mortgage-backed securities (2)	699,921	581,004	—	—	—	—	—	581,004
Other securities	72,792	68,533	3,351	8,029	20,731	3,896	—	32,526
Total available-for-sale	$1,342,603	$1,139,427	$256,749	$190,264	$70,348	$3,896	$1,944	$616,226
Held-to-maturity:
Other securities	2,282	2,282	—	—	—	—	—	2,282
Total held-to-maturity	$2,282	$2,282	$—	$—	$—	$—	$—	$2,282
Equity securities:
Federal Agricultural Mtg Corp	85	528	—	—	—	—	—	528
Midwest Independent BankersBank	150	202	—	—	—	—	—	202
Equalize Community Development Fund	3,568	3,568	—	—	—	—	—	3,568
Total equity securities	$3,803	$4,298	$—	$—	$—	$—	$—	$4,298

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$186,851	3.4%	$205,077	3.7%
Agricultural real estate	388,941	7.1%	391,132	7.0%
1-4 family residential properties	518,641	9.4%	542,469	9.7%
Multifamily residential properties	312,758	5.7%	319,129	5.7%
Commercial real estate	2,396,092	43.7%	2,384,704	42.8%
Loans secured by real estate	3,803,283	69.3%	3,842,511	68.9%
Agricultural loans	213,217	3.9%	196,272	3.5%
Commercial and industrial loans	1,227,906	22.3%	1,266,159	22.7%
Consumer loans	79,569	1.4%	91,014	1.6%
All other loans	175,320	3.1%	184,609	3.3%
Total loans	$5,499,295	100.0%	$5,580,565	100.0%

Loan balances decreased $81.3 million, or (1.5%). The decrease was primarily due to seasonal pay downs in commercial and industrial loans as well as loan demand partially offset by an increase in agricultural loans due to seasonal demands. The balance of real estate loans held for sale, included in the balances shown above, amounted to $4.8 million and $5.0 million as of March 31, 2024 and December 31, 2023, respectively.

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

Loans are geographically dispersed throughout Illinois, the St. Louis Metro area, central Missouri, Texas, and southern Wisconsin. While these regions have experienced some economic stress during 2024 and 2023, the Company does not consider these locations high risk areas since these regions have not experienced the significant changes in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2024 and December 31, 2023, the Company did have industry loan concentrations that exceeded 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2024		December 31, 2023
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$488,462	8.88%	$472,456	8.47%
Lessors of non-residential buildings	1,055,105	19.19%	1,086,152	19.46%
Lessors of residential buildings and dwellings	549,284	9.99%	541,858	9.71%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2024, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$37,240	$58,910	$90,701	$186,851
Agricultural real estate	12,284	141,735	234,922	388,941
1-4 family residential properties	23,462	115,959	379,220	518,641
Multifamily residential properties	35,947	221,099	55,712	312,758
Commercial real estate	197,756	1,362,879	835,457	2,396,092
Loans secured by real estate	306,689	1,900,582	1,596,012	3,803,283
Agricultural loans	158,945	49,677	4,595	213,217
Commercial and industrial loans	338,442	617,239	272,225	1,227,906
Consumer loans	3,109	71,781	4,679	79,569
All other loans	25,512	21,234	128,574	175,320
Total loans	$832,697	$2,660,513	$2,006,085	$5,499,295

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of March 31, 2024, loans with maturities over one year consisted of approximately $3.0 billion in fixed rate loans and approximately $1.7 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Nonaccrual loans	$18,793	$18,832
Modified loans which are performing in accordance with revised terms	1,271	1,296
Total nonperforming loans	20,064	20,128
Repossessed assets	1,407	1,164
Total nonperforming loans and repossessed assets	$21,471	$21,292
Nonperforming loans to loans, before allowance for credit losses	0.36%	0.36%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.39%	0.38%

The $39,000 decrease in nonaccrual loans during 2024 resulted from the net of $2.2 million of loans put on nonaccrual status offset by $1.7 million of loans becoming current or paid-off, $183,000 of loans transferred to other real estate and $402,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	March 31, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Agricultural real estate	$1,135	6.0%	$1,146	6.1%
1-4 family residential properties	4,964	26.4%	4,940	26.2%
Commercial real estate	10,105	53.8%	10,237	54.3%
Loans secured by real estate	16,204	86.2%	16,323	86.6%
Agricultural loans	596	3.2%	—	—%
Commercial and industrial loans	1,501	8.0%	1,931	10.3%
Consumer loans	492	2.6%	578	3.1%
Total loans	$18,793	100.0%	$18,832	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $267,000 and $79,000 for the three months ended March 31, 2024 and 2023, respectively.

The $243,000 increase in repossessed assets during the 2024 resulted from $243,000 of additional assets repossessed and no repossessed assets sold, no writedowns, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	March 31, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,296	92.1%	$1,130	97.1%
1-4 family residential properties	50	3.6%	33	2.8%
Total real estate	1,346	95.7%	1,163	99.9%
Consumer loans	61	4.3%	1	0.1%
Total repossessed collateral	$1,407	100.0%	$1,164	100.0%

Repossessed assets sold during the first three months of 2024 resulted in no net gain or loss of related to real estate asset sales and net gains of $70,000 related to other asset sales. The Company also recognized no deferred losses and recorded no writedowns on real estate properties owned. Repossessed assets sold during the same period in 2023 resulted in net gains of $97,000 related to real estate asset sales and net losses of $17,000 related to other asset sales. The Company also recognized no deferred losses and recorded $151,000 of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2024, the Company’s loan portfolio included $602.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $488.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $14.4 million from $588.5 million at December 31, 2023 while loans concentrated in other grain farming increased $16.0 million from $472.5 million at December 31, 2023. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. The Company also has $1.06 billion of loans to lessors of non-residential buildings, and $549.3 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of March 31, 2024 and 2023, and of changes in the allowance for the three months ended March 31, 2024 and 2023, is as follows (dollars in thousands):

	Three months ended March 31,
	2024	2023
Average loans outstanding, net of unearned income	$5,524,185	$4,728,697
Allowance-prior year end of period	68,675	59,093
Allowance - beginning of period	68,675	59,093
Charge-offs:
1-4 family residential	67	40
Agricultural	52	—
Commercial and industrial	274	13
Consumer	426	427
Total charge-offs	819	480
Recoveries:
1-4 family residential	49	24
Commercial real estate	161	4
Agricultural	—	3
Commercial and industrial	64	256
Consumer	163	140
Total recoveries	437	427
Net charge-offs (recoveries)	382	53
Provision for credit losses	(357)	(817)
Allowance-end of period	$67,936	$58,223
Ratio of annualized net charge-offs to average loans	0.03%	0.00%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.24%	1.22%
Ratio of allowance for credit losses to nonperforming loans	339%	384%

The decrease in the allowance for credit losses to nonperforming loans ratio is primarily due to an increase in the allowance for credit losses due to acquiring Blackhawk Bank at March 31, 2024 compared to March 31, 2023.

During the first three months of 2024, the Company had net charge offs of $382,000 compared to net charge offs of $53,000 in 2023. During the first three months of 2024, there were one commercial operating loan to one borrower totaling $273,000. During the first three months of 2023, there were no significant charge-offs.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023 (dollars in thousands):

	Three months ended March 31, 2024		Three months ended March 31, 2023		Year ended December 31, 2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,367,798	—%	$1,273,527	—%	$1,312,023	—%
Interest-bearing	3,036,837	2.20%	2,504,073	1.56%	2,618,452	1.83%
Savings	707,849	0.10%	640,347	0.12%	663,760	0.11%
Time deposits	1,028,045	3.64%	699,328	1.69%	961,162	2.98%
Total average deposits	$6,140,529	1.71%	$5,117,275	1.01%	$5,555,397	1.40%

During the first three months of 2024, the average balance of deposits increased by $585.1 million from the average balance for the year ended December 31, 2023. Average non-interest-bearing deposits increased by $55.8 million, average interest-bearing balances increased by $418.4 million, savings account balances increased $44.1 million and balances of time deposits increased $66.9 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $25,000.

The following table sets forth the high and low month-end balances for the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023 (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023	Year ended December 31, 2023
High month-end balances of total deposits	$6,242,937	$5,165,594	$6,346,324
Low month-end balances of total deposits	6,112,051	5,030,778	5,030,778

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
3 months or less	$183,002	$183,619
Over 3 through 6 months	195,934	231,187
Over 6 through 12 months	207,190	170,641
Over 12 months	88,487	117,657
Total	$674,613	$703,104

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2024 and December 31, 2023 is presented below (dollars in thousands):

	March 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$210,719	$213,721
Federal Home Loan Bank advances:
Fixed term – due in one year or less	60,000	60,000
Fixed term – due after one year	178,761	203,787
Subordinated debt	106,862	106,755
Junior subordinated debentures	24,113	24,058
Total	$580,455	$608,321
Average interest rate at end of period	4.09%	4.41%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$282,285	$231,650
Federal Home Loan Bank advances:
FHLB – overnight	—	150,000
Fixed term – due in one year or less	60,000	105,024
Fixed term – due after one year	203,778	415,005
Other borrowings:
Subordinated debt	106,862	106,755
Junior subordinated debentures	24,113	24,058

Averages for the period (YTD):
Securities sold under agreements to repurchase	$264,587	$225,307
Federal Home Loan Bank advances:
FHLB – overnight	—	55,104
Fixed term – due in one year or less	60,000	95,669
Fixed term – due after one year	198,554	311,424
Other borrowings:
Federal funds purchased	—	192
Subordinated debt	106,791	99,638
Junior subordinated debentures	24,084	21,337
Total	$654,016	$808,671
Average interest rate during the period	3.75%	2.16%

Securities sold under agreements to repurchase decreased $3.0 million during the first three months of 2024 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At March 31, 2024 the fixed term advances, consisted of $238.6 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	1.5	4.69%	May 10, 2024
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
3,605,826	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
50,000,000	4.0	3.49%	December 8, 2027
25,000,000	5.0	3.67%	June 15, 2028
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of March 31, 2024. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at March 31, 2024 and 2023, and December 31, 2023.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 7.19% and 7.25% at March 31, 2024 and December 31, 2023, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.44% and 7.50% at March 31, 2024 and December 31, 2023, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.29% and 7.35% at March 31, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1,000,000 of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month LIBOR plus 325 basis points (8.82% and 8.87% at March 31, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 205 basis points (7.64% and 7.69% at March 31, 2024 and December 31, 2023, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2024 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$274,695	$—	$—	$—	$—	$—	$274,695	$274,695
Certificates of deposit investments	1,715	2,030	—	—	—	—	3,745	3,745
Taxable investment securities	36,924	34,001	13,268	63,542	104,572	620,024	872,331	872,331
Nontaxable investment securities	2,885	895	1,900	4,125	5,354	258,517	273,676	273,676
Loans	1,600,363	1,003,508	1,168,997	615,630	410,860	699,937	5,499,295	5,134,126
Total	$1,916,582	$1,040,434	$1,184,165	$683,297	$520,786	$1,578,478	$6,923,742	$6,558,573
Interest-bearing liabilities:
Savings and NOW accounts	$355,200	$377,202	$314,546	$262,538	$219,329	$1,150,819	$2,679,634	$2,679,634
Money market accounts	292,878	187,045	143,819	110,624	85,127	287,684	1,107,177	1,107,177
Other time deposits	867,420	60,412	22,962	48,006	8,401	625	1,007,826	930,726
Short-term borrowings/debt	210,719	—	—	—	—	—	210,719	210,719
Long-term borrowings/debt	189,119	28,755	119,754	6,457	—	25,651	369,736	358,484
Total	$1,915,336	$653,414	$601,081	$427,625	$312,857	$1,464,779	$5,375,092	$5,286,740
Rate sensitive assets – rate sensitive liabilities	$1,246	$387,020	$583,084	$255,672	$207,929	$113,699	$1,548,650
Cumulative GAP	1,246	388,266	971,350	1,227,022	1,434,951	1,548,650
Cumulative amounts as % of total Rate sensitive assets	0.0%	5.6%	8.4%	3.7%	3.0%	1.6%
Cumulative Ratio	0.0%	5.6%	14.0%	17.7%	20.7%	22.4%

The static GAP analysis shows that at March 31, 2024, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At March 31, 2024, the Company’s stockholders' equity increased $4.7 million or 0.6%, to $798.0 million from $793.2 million as of December 31, 2023. During the first three months of 2024, net income contributed $20.5 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $11.2 million, net of tax. Dividends of $5.5 million were paid during the first three months of 2024.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2024 and December 31, 2023, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk-weighted assets)
Company	$911,432	15.35%	$623,272	> 10.50%	N/A	N/A
First Mid Bank	863,888	14.60%	621,287	> 10.50%	$591,702	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	739,782	12.46%	504,553	> 8.50%	N/A	N/A
First Mid Bank	799,100	13.51%	502,946	> 8.50%	473,361	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	715,669	12.06%	415,514	> 7.00%	N/A	N/A
First Mid Bank	799,100	13.51%	414,191	> 7.00%	384,606	> 6.50%

Tier 1 capital (to average assets)
Company	739,782	9.71%	304,756	> 4.00%	N/A	N/A
First Mid Bank	799,100	10.54%	303,404	> 4.00%	379,255	> 5.00%

December 31, 2023
Total capital (to risk-weighted assets)
Company	$894,259	14.84%	$632,724	>10.50%	N/A	N/A
First Mid Bank	854,235	14.22%	630,581	>10.50%	$600,553	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	724,186	12.02%	512,205	> 8.50%	N/A	N/A
First Mid Bank	790,917	13.17%	510,470	> 8.50%	480,443	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	700,128	11.62%	421,816	> 7.00%	N/A	N/A
First Mid Bank	790,917	13.17%	420,387	> 7.00%	390,360	> 6.50%
Tier 1 capital (to average assets)
Company	724,186	9.33%	310,587	> 4.00%	N/A	N/A
First Mid Bank	790,917	10.23%	309,151	> 4.00%	386,439	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for March 31, 2024 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of March 31, 2024, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Stock Plans

Participants may purchase Company stock under the following three plans of the Company: The Deferred Compensation Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 53,766 and 60,550 restricted stock awards during 2024 and 2023, respectively and 39,150 and 37,900 as stock unit awards during 2024 and 2023, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2024, 102,340 shares have been issued pursuant to the ESPP. During the three months ended March 31, 2024 and 2023, 8,612 shares and 7,963 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2024, the Company did not repurchase any shares. The Company has approximately $3.6 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $120 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2024, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2024, the excess collateral at the FHLB would support approximately $1,683 million of additional advances for First Mid Bank.

•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of March 31, 2024, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2024 and 2023 and December 31, 2023.

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2024 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,007,826	$867,420	$83,374	$56,407	$625
Debt	130,975	—	4,026	—	126,949
Other borrowing	449,480	275,725	28,755	125,000	20,000
Operating leases	16,437	3,079	5,072	3,746	4,540
Supplemental retirement	1,889	50	100	150	1,589
	$1,606,607	$1,146,274	$121,327	$185,303	$153,703

For the three months ended March 31, 2024, net cash of $29.0 million was provided by operating activities, $97.4 million was provided by investing activities, and $86.2 million was provided by financing activities. In total, cash and cash equivalents increased by $212.6 million since year-end 2023.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Unused commitments and lines of credit:
Commercial real estate	$208,330	$219,117
Commercial operating	680,611	681,360
Home equity	106,151	104,142
Other	300,026	311,907
Total	$1,295,118	$1,316,526
Standby letters of credit	$16,759	$17,401

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2023. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$3,600,000
February 1, 2024 - February 29, 2024	—	—	—	3,600,000
March 1, 2024 - March 31, 2024	—	—	—	3,600,000
Total	—	$—	—	$3,600,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Eighth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated April 5, 2024

Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 5, 2024

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline Inline XBRL and contained in Exhibits 101
*Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 7, 2024

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer