Form 10-Q
period 2024-06-30
FIRST MID BANCSHARES, INC.
filed 2024-08-07
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, 23,905,252 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks:
Non-interest bearing	$104,453	$122,871
Interest bearing	131,001	11,211
Federal funds sold	26	8,982
Cash and cash equivalents	235,480	143,064
Certificates of deposit	3,745	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,311,109 and $1,363,721 at June 30, 2024 and December 31, 2023, respectively)	1,110,650	1,171,572
Held-to-maturity, at amortized cost (estimated fair value of $2,277 and $2,286 at June 30, 2024 and December 31, 2023, respectively)	2,277	2,286
Equity securities, at fair value	4,258	4,074
Loans held for sale	7,764	4,980
Loans	5,552,853	5,575,585
Less allowance for credit losses	(68,312)	(68,675)
Net loans	5,484,541	5,506,910
Interest receivable	37,326	35,082
Other real estate owned	1,454	1,163
Premises and equipment, net	101,583	101,396
Goodwill, net	196,461	196,461
Intangible assets, net	60,916	67,770
Bank owned life insurance	168,439	166,125
Right of use lease assets	14,981	14,306
Deferred tax asset, net	67,814	70,067
Other assets	83,371	100,068
Total assets	$7,581,060	$7,586,794
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,393,336	$1,398,234
Interest bearing	4,722,443	4,725,425
Total deposits	6,115,779	6,123,659
Securities sold under agreements to repurchase	205,955	213,721
Interest payable	5,415	5,437
FHLB borrowings	263,735	263,787
Junior subordinated debentures, net	24,169	24,058
Subordinated debt, net	103,029	106,755
Lease liabilities	15,286	14,615
Other liabilities	34,047	41,558
Total liabilities	6,767,415	6,793,590
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 24,548,439 and 24,479,708 shares in 2024 and 2023, respectively; outstanding 23,895,868 and 23,827,137 shares in 2024 and 2023, respectively)	100,194	99,919
Additional paid-in capital	512,181	509,314
Retained earnings	367,967	338,662
Deferred compensation	1,382	2,629
Accumulated other comprehensive loss	(146,998)	(136,427)
Treasury stock, at cost (652,571 shares in 2024 and 652,571 shares in 2023)	(21,081)	(20,893)
Total stockholders’ equity	813,645	793,204
Total liabilities and stockholders’ equity	$7,581,060	$7,586,794

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$79,560	$58,368	$157,383	$114,604
Interest on investment securities	7,405	7,193	14,810	14,320
Interest on certificates of deposit investments	43	15	63	29
Interest on federal funds sold	8	98	25	183
Interest on deposits with other financial institutions	1,667	456	4,074	665
Total interest income	88,683	66,130	176,355	129,801
Interest expense:
Interest on deposits	26,338	16,580	52,434	29,347
Interest on securities sold under agreements to repurchase	1,615	1,723	3,671	3,186
Interest on FHLB borrowings	2,248	4,084	4,562	8,958
Interest on other borrowings	—	—	—	9
Interest on junior subordinated debentures	537	390	1,079	769
Interest on subordinated debentures	1,180	986	2,374	1,974
Total interest expense	31,918	23,763	64,120	44,243
Net interest income	56,765	42,367	112,235	85,558
Provision for credit losses	1,083	458	726	(359)
Net interest income after provision for credit losses	55,682	41,909	111,509	85,917
Other income:
Wealth management revenues	5,405	5,341	10,727	10,855
Insurance commissions	6,531	5,737	15,744	14,217
Service charges	3,227	2,386	6,183	4,589
Securities losses, net	(156)	(6)	(156)	(52)
Mortgage banking revenue, net	1,038	332	1,744	482
ATM/debit card revenue	4,281	3,265	8,336	6,348
Bank owned life insurance	1,192	1,189	2,313	2,830
Other	904	1,242	2,009	2,696
Total other income	22,422	19,486	46,900	41,965
Other expense:
Salaries and employee benefits	30,164	23,544	60,612	49,615
Net occupancy and equipment expense	7,507	6,035	15,067	12,040
Net other real estate owned expense	85	27	64	160
FDIC insurance	902	1,076	1,771	1,539
Amortization of intangible assets	3,340	1,477	6,837	2,999
Stationery and supplies	370	315	761	607
Legal and professional	2,536	1,780	4,985	3,470
ATM/debit card	1,281	1,016	2,472	2,239
Marketing and donations	814	908	1,676	1,562
Other	4,392	3,864	10,508	7,388
Total other expense	51,391	40,042	104,753	81,619
Income before income taxes	26,713	21,353	53,656	46,263
Income taxes	6,968	4,786	13,408	10,516
Net income	$19,745	$16,567	$40,248	$35,747
Per share data:
Basic net income per common share	$0.83	$0.81	$1.69	$1.74
Diluted net income per common share	0.82	0.80	1.68	1.74
Cash dividends declared per common share	0.23	0.23	0.46	0.46

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$19,745	$16,567	$40,248	$35,747
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of ($208) and ($5,583) for three months ended June 30, 2024 and 2023, respectively and $4,017 and $39 for the six months ended June 30, 2024 and 2023, respectively	556	(13,670)	(10,684)	(97)
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit (expense) of $43 and $1 for three months ended June 30, 2024 and 2023, respectively and $43 and $14 for the six months ended June 30, 2024 and 2023, respectively	(113)	(5)	(113)	(38)
Other comprehensive income (loss), net of taxes	669	(13,665)	(10,571)	(59)
Comprehensive income	$20,414	$2,902	$29,677	$35,688

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2024 and 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2024	$100,166	$511,785	$353,694	$832	$(147,667)	$(20,858)	$797,952
Net income	—	—	19,745	—	—	—	19,745
Other comprehensive income, net tax	—	—	—	—	669	—	669
Cash dividends on common stock (.230/share)	—	—	(5,472)	—	—	—	(5,472)
Forfeiture of 384 restricted shares pursuant to the 2017 stock incentive plan	(2)	(11)	—	—	—	—	(13)
Issuance of 7,323 common shares pursuant to the employee stock purchase plan	30	174	—	—	—	—	204
Grant of restricted units pursuant to 2017 stock incentive plan	—	174	—	—	—	—	174
Deferred compensation	—	—	—	62	—	(223)	(161)
Vested restricted shares/units compensation expense	—	59	—	488	—	—	547
June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645

March 31, 2023	$86,636	$428,283	$303,768	$963	$(137,901)	$(19,884)	$661,865
Net income	—	—	16,567	—	—	—	16,567
Other comprehensive loss, net tax	—	—	—	—	(13,665)	—	(13,665)
Cash dividends on common stock (.230/share)	—	—	(4,699)	—	—	—	(4,699)
Forfeiture of 700 restricted shares pursuant to the 2017 stock incentive plan	(3)	(19)	—	—	—	—	(22)
Issuance of 9,175 common shares pursuant to the employee stock purchase plan	37	176	—	—	—	—	213
Deferred compensation	—	—	—	166	—	(175)	(9)
Vested restricted shares/units compensation expense	—	64	—	373	—	—	437
June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	40,248	—	—	—	40,248
Other comprehensive loss, net tax	—	—	—	—	(10,571)	—	(10,571)
Cash dividends on common stock (0.460/share)	—	—	(10,943)	—	—	—	(10,943)
Issuance of 47,196 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	189	1,390	—	—	—	—	1,579
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 15,935 common shares pursuant to the employee stock purchase plan	64	334	—	—	—	—	398
Deferred compensation	—	—	—	(2,226)	—	(188)	(2,414)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,485	—	—	—	—	1,485
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	109	—	979	—	—	1,088
June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	35,747	—	—	—	35,747
Other comprehensive loss, net tax	—	—	—	—	(59)	—	(59)
Cash dividends on common stock (.460/share)	—	—	(9,395)	—	—	—	(9,395)
Issuance of 54,498 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	218	1,404	—	—	—	—	1,622
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 17,138 common shares pursuant to the employee stock purchase plan	69	360	—	—	—	—	429
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,189)	—	(1)	(1,190)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	117	—	627	—	—	744
June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$40,248	$35,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	726	(359)
Depreciation, amortization and accretion, net	10,348	6,868
Change in cash surrender value of bank owned life insurance	(2,313)	(1,854)
Change in bank owned life insurance	—	(976)
Stock-based compensation expense	1,185	744
Operating lease payments	(1,672)	(1,577)
Loss on investment securities, net	156	52
(Gain) loss on sales and write downs of other real estate owned, net	(86)	70
Gain on sale of loans held for sale, net	(1,179)	(518)
Gain on repayment of subordinated debentures	(100)	—
Increase in accrued interest receivable	(2,244)	(623)
Increase in accrued interest payable	62	991
Origination of loans held for sale	(45,536)	(28,189)
Proceeds from sale of loans held for sale	42,699	26,332
Decrease in other assets	18,037	5,787
Decrease in other liabilities	(7,311)	(4,337)
Net cash provided by operating activities	53,020	38,158
Cash flows from investing activities:
Purchases of certificates of deposit investments	(2,275)	(245)
Proceeds from sales of securities available-for-sale	15,875	6,477
Proceeds from maturities of securities available-for-sale	44,651	47,719
Purchases of securities available-for-sale	(8,972)	(1,063)
Purchase of securities held-to-maturity	(21)	(17)
Net decrease in loans	22,419	14,508
Purchases of premises and equipment	(2,595)	(1,908)
Proceeds from sales of other real property owned	182	767
Proceeds from bank owned life insurance death benefit	—	976
Net cash used in acquisition	—	(10,041)
Net cash provided by investing activities	69,264	57,173
Cash flows from financing activities:
Net decrease in deposits	(7,880)	(37,416)
Decrease in repurchase agreements	(7,766)	(12,244)
Proceeds from FHLB advances	75,000	160,000
Repayment of FHLB advances	(75,000)	(175,000)
Repayment of subordinated debenture	(3,865)	—
Proceeds from issuance of common stock	586	549
Purchase of treasury stock	—	(5)
Dividends paid on common stock	(10,943)	(9,395)
Net cash used in financing activities	(29,868)	(73,511)
Increase in cash and cash equivalents	92,416	21,820
Cash and cash equivalents at beginning of period	143,064	152,433
Cash and cash equivalents at end of period	$235,480	$174,253

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$64,142	$43,245
Income taxes, net of refunds	(657)	9,705
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$456	$648
Initial recognition of right-of-use assets	2,109	663
Initial recognition of lease liabilities	2,109	663

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2024 and 2023, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2024 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024. The Company operates as a one-segment entity for financial reporting purposes. The 2023 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 53,766 and 59,950 shares of restricted stock during the six months ended June 30, 2024 and 2023, respectively, and 39,150 and 37,900 restricted stock units during the six months ended June 30, 2024 and 2023, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the six months ended June 30, 2024 and 2023, 15,935 shares and 17,138 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

Unrealized Losses on Securities
June 30, 2024
Net unrealized losses on securities available-for-sale	$(200,459)
Tax benefit	53,461
Balance at June 30, 2024	$(146,998)

December 31, 2023
Net unrealized losses on securities available-for-sale	$(192,149)
Tax benefit	55,722
Balance at December 31, 2023	$(136,427)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$(156)	$(6)	$(156)	$(52)	Securities (loss) gain, net
Tax effect	43	1	43	14	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$(113)	$(5)	$(113)	$(38)	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid with the intention to enhance transparency and decision usefulness of income tax disclosures. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this accounting pronouncement will have no impact on the Financial Statements aside from additional disclosures presented in the Notes to Consolidated Financial Statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic net income per common share
Available to common stockholders:
Net income	$19,745,000	$16,567,000	$40,248,000	$35,747,000
Weighted average common shares outstanding	23,896,210	20,528,717	23,884,472	20,510,585
Basic earnings per common share	$0.83	$0.81	$1.69	$1.74

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$19,745,000	$16,567,000	$40,248,000	$35,747,000
Weighted average common shares outstanding	23,896,210	20,528,717	23,884,472	20,510,585
Dilutive potential common shares: restricted stock awarded	101,942	99,522	94,772	85,698
Diluted weighted average common shares outstanding	23,998,152	20,628,239	23,979,244	20,596,283
Diluted earnings per common share	$0.82	$0.80	$1.68	$1.74

There were no shares excluded when computing diluted earnings per share for the three and six months ended June 30, 2024 and 2023 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$224,831	$—	$(25,249)	$199,582
Obligations of states and political subdivisions	334,386	132	(57,452)	277,066
Mortgage-backed securities: GSE residential	684,817	857	(114,620)	571,054
Other securities	67,075	—	(4,127)	62,948
Total available-for-sale	$1,311,109	$989	$(201,448)	$1,110,650
Held-to-maturity:
Other investments	$2,277	$—	$—	$2,277
Total held-to-maturity	$2,277	$—	$—	$2,277
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$—	$(26,219)	$211,656
Obligations of states and political subdivisions	337,835	152	(49,371)	288,616
Mortgage-backed securities: GSE residential	714,216	1,158	(113,074)	602,300
Other securities	73,795	—	(4,795)	69,000
Total available-for-sale	$1,363,721	$1,310	$(193,459)	$1,171,572
Held-to-maturity:
Other investments	$2,286	$—	$—	$2,286
Total held-to-maturity	$2,286	$—	$—	$2,286

The Company also had $4,258,000 and $4,074,000 of equity securities, at fair value, as of June 30, 2024 and December 31, 2023, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of June 30, 2024, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross gains	$35	$—	$(35)	$6
Gross losses	(191)	(6)	(191)	(58)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2024 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$176,425	$23,157	$—	$—	$199,582
Obligations of state and political subdivisions	24,140	105,238	146,166	1,522	277,066
Mortgage-backed securities: GSE residential	3,257	4,817	33,330	529,650	571,054
Other securities	38,696	23,470	782	—	62,948
Total available-for-sale investments	$242,518	$156,682	$180,278	$531,172	$1,110,650
Weighted average yield	2.01%	2.49%	2.26%	1.82%	2.03%
Full tax-equivalent yield	2.10%	2.94%	2.71%	1.84%	2.19%
Held to maturity:
Other investments	$—	$—	$—	$2,277	$2,277
Total held-to-maturity	$—	$—	$—	$2,277	$2,277
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2024.

Investment securities carried at approximately $728 million and $831 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,293	$(1)	$196,288	$(25,248)	$199,581	$(25,249)
Obligations of states and political subdivisions	23,541	(1,370)	247,125	(56,082)	270,666	(57,452)
Mortgage-backed securities: GSE residential	5,549	(146)	535,856	(114,474)	541,405	(114,620)
Other securities	—	—	57,196	(4,127)	57,196	(4,127)
Total	$32,383	$(1,517)	$1,036,465	$(199,931)	$1,068,848	$(201,448)
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,288	$(4)	$210,069	$(26,215)	$211,357	$(26,219)
Obligations of states and political subdivisions	22,281	(333)	241,630	(49,038)	263,911	(49,371)
Mortgage-backed securities: GSE residential	5,818	(67)	566,197	(113,007)	572,015	(113,074)
Other securities	5,311	(439)	57,939	(4,356)	63,250	(4,795)
Total	$34,698	$(843)	$1,075,835	$(192,616)	$1,110,533	$(193,459)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2024 there were thirty-two available-for-sale securities with a fair value of $196.3 million and unrealized losses of $25.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were thirty-six available-for-sale securities with a fair value of $210.1 million and unrealized losses of $26.2 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At June 30, 2024, there were zero obligations of states and political subdivisions with a fair value of $247.1 million and unrealized losses of $56.1 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023 there were two hundred thirty-seven obligations of states and political subdivisions with a fair value of $241.6 million and unrealized losses of $49.0 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2024, there were two hundred fifty mortgage-backed securities with a fair value of $535.9 million and unrealized losses of $114.5 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were two hundred sixty-three mortgage-backed securities with a fair value of $566.2 million and unrealized losses of $113.0 million in a continuous unrealized loss position for twelve months or more.

Other securities. At June 30, 2024, there were forty other securities with a fair value of $57.2 million and unrealized losses of $4.1 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were forty-three other securities with a fair value of $57.9 million and unrealized losses of $4.4 million in a continuous unrealized loss position for twelve months or more.

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

A summary of loans at June 30, 2024 and December 31, 2023 follows (in thousands):

	June 30, 2024	December 31, 2023
Construction and land development	$197,036	$207,033
Agricultural real estate	387,741	392,265
1-4 family residential properties	514,034	549,843
Multifamily residential properties	336,558	321,537
Commercial real estate	2,433,949	2,416,294
Loans secured by real estate	3,869,318	3,886,972
Agricultural loans	213,889	196,202
Commercial and industrial loans	1,274,672	1,273,637
Consumer loans	71,623	92,142
All other loans	175,809	184,609
Total gross loans	5,605,311	5,633,562
Less: loans held for sale	7,764	4,980
	5,597,547	5,628,582
Less:
Net deferred loan fees, premiums and discounts	44,694	52,997
Allowance for credit losses	68,312	68,675
Net loans	$5,484,541	$5,506,910

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $32.3 million and $29.9 million at June 30, 2024 and December 31, 2023, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At June 30, 2024, the Company’s loan portfolio included $601.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $490.2 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $13.2 million from $588.5 million at December 31, 2023 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $17.8 million from $472.5 million at December 31, 2023. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $223.1 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.07 billion of loans to lessors of non-residential buildings, and $562.3 million of loans to lessors of residential buildings and dwellings.

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

The following table represents the gross commercial real estate loans by property type as of June 30, 2024 (in thousands):

June 30, 2024
Commercial real estate
Owner occupied	$788,928
Non owner occupied
Shopping centers and malls	245,046
Hotels and motels	214,471
Industrial and warehouse	205,461
Skilled nursing facility	154,034
Office	149,206
Retail	117,815
Medical office	101,690
Assisted living facility	96,883
Other property types	360,415
Total commercial real estate	$2,433,949

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment, on a net basis, declined by a minor amount for the quarter due to balances falling below an internal concentration threshold.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and remained stable over the last year. There was no change to the qualitative factors for this segment.

Residential Real Estate Non Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

Residential Real Estate Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

HELOC Loans. These loans are a small segment to overall loan balances. In the period, past dues increased to a level that resulted in a significant increase to the qualitative factors for this segment.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, despite macro concerns over commercial real estate. The Company has previously increased qualitative factors for those conditions, but believes the stability in the portfolio for the period did not require the need for additional adjustments.

Commercial Real Estate Non Owner Occupied Loans. This segment includes the Company's largest balances. While qualitative factors had been increased in past periods for the economic uncertainty in the macro conditions, the Company did not believe any additional changes were warranted other than minor decrease for falling below the internal concentration thresholds for factor adjustments.

Agricultural Loans. Losses in this segment are very low. Commodity prices have been volatile but yield expectations are increasing from previous concerns from the weather. The qualitative factors of this segment were increased in prior periods and the Company did not believe any further increase was warranted in this period.

Commercial and Industrial Loans. This segment includes the largest balance of allowance for credit losses. The qualitative factors for this segment were not changed in the periods as the allowance is viewed as appropriate for the current risk and outlook. Most of the repricing for higher rates in this loan segment has already occurred.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. This segment will likely be impacted by any recession that may appear and already been impacted by the inflationary pressures. The current allowance for this segment is appropriate for the risk and, therefore, there were no changes to the qualitative factors period.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2024
Beginning balance	$2,701	$1,358	$3,778	$32,537	$778	$24,631	$2,153	$67,936
Provision for credit loss expense	(55)	14	(264)	376	316	624	72	1,083
Loans charged off	—	—	34	—	209	368	374	985
Recoveries collected	—	—	100	5	—	44	129	278
Ending balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312

Six months ended June 30, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision for credit loss expense	(272)	6	(688)	994	441	15	230	726
Loans charged off	—	—	101	—	261	642	800	1,804
Recoveries collected	—	—	149	166	—	108	292	715
Ending balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2023 and for the year ended December 31, 2023 (in thousands):

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2024 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
1-4 family residential properties	$1,157	$—	$—	$1,157	$—
Multifamily residential properties	1,018	—	—	1,018	—
Commercial real estate	8,327	—	—	8,327	354
Loans secured by real estate	10,502	—	—	10,502	354
Commercial and industrial loans	—	408	—	408	—
Total loans	$10,502	$408	$—	$10,910	$354

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
June 30, 2024
Construction and land development loans
Pass	$25,088	$97,041	$28,796	$16,349	$5,124	$22,568	$—	$194,966
Special mention	—	—	—	—	—	401	—	401
Substandard	—	—	6	—	—	16	—	22
Total	$25,088	$97,041	$28,802	$16,349	$5,124	$22,985	$—	$195,389
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$13,389	$18,478	$161,004	$55,184	$51,641	$82,032	$—	$381,728
Special mention	1,170	199	—	628	—	1,864	—	3,861
Substandard	—	—	—	364	—	1,062	—	1,426
Total	$14,559	$18,677	$161,004	$56,176	$51,641	$84,958	$—	$387,015
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$25,329	$41,018	$78,284	$82,716	$68,116	$126,627	$72,811	$494,901
Special mention	—	—	212	77	—	580	—	869
Substandard	144	124	743	493	837	8,313	1,093	11,747
Total	$25,473	$41,142	$79,239	$83,286	$68,953	$135,520	$73,904	$507,517
Current period gross writeoffs	$—	$36	$10	$—	$—	$55	$—	$101
Commercial real estate loans
Pass	$81,149	$204,555	$723,001	$561,064	$314,856	$832,804	$—	$2,717,429
Special mention	365	—	2,657	1,313	295	6,887	—	11,517
Substandard	—	—	3,793	434	—	8,228	—	12,455
Total	$81,514	$204,555	$729,451	$562,811	$315,151	$847,919	$—	$2,741,401
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural loans
Pass	$80,406	$83,720	$27,310	$16,109	$3,202	$2,387	$—	$213,134
Special mention	415	11	—	—	—	371	—	797
Substandard	—	—	50	—	—	16	—	66
Total	$80,821	$83,731	$27,360	$16,109	$3,202	$2,774	$—	$213,997
Current period gross writeoffs	$—	$64	$100	$52	$—	$45	$—	$261
Commercial and industrial loans
Pass	$124,458	$268,023	$284,063	$221,470	$142,785	$389,153	$—	$1,429,952
Special mention	221	1,023	1,190	6,365	1,426	3,077	—	13,302
Substandard	—	109	201	210	30	653	—	1,203
Total	$124,679	$269,155	$285,454	$228,045	$144,241	$392,883	$—	$1,444,457
Current period gross writeoffs	$—	$47	$206	$378	$10	$1	$—	$642
Consumer loans
Pass	$3,310	$6,963	$31,916	$15,509	$6,876	$5,572	$—	$70,146
Special mention	—	—	20	—	—	—	—	20
Substandard	—	54	255	196	126	44	—	675
Total	$3,310	$7,017	$32,191	$15,705	$7,002	$5,616	$—	$70,841
Current period gross writeoffs	$—	$18	$97	$113	$20	$552	$—	$800
Total loans
Pass	$353,129	$719,798	$1,334,374	$968,401	$592,600	$1,461,143	$72,811	$5,502,256
Special mention	2,171	1,233	4,079	8,383	1,721	13,180	—	30,767
Substandard	144	287	5,048	1,697	993	18,332	1,093	27,594
Total	$355,444	$721,318	$1,343,501	$978,481	$595,314	$1,492,655	$73,904	$5,560,617
Current period gross writeoffs	$—	$165	$413	$543	$30	$653	$—	$1,804

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Construction and land development loans
Pass	$68,086	$74,065	$27,392	$5,188	$10,795	$19,115	$—	$204,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Total	$68,086	$74,065	$27,392	$5,188	$10,795	$19,551	$—	$205,077
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$19,231	$164,812	$57,815	$53,249	$19,419	$71,189	$—	$385,715
Special mention	206	—	627	—	1,170	1,868	—	3,871
Substandard	—	—	371	—	—	1,175	—	1,546
Total	$19,437	$164,812	$58,813	$53,249	$20,589	$74,232	$—	$391,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$66,119	$96,995	$79,085	$73,073	$26,854	$105,257	$75,700	$523,083
Special mention	—	967	3,184	—	—	3,804	10	7,965
Substandard	152	759	460	396	288	8,865	501	11,421
Total	$66,271	$98,721	$82,729	$73,469	$27,142	$117,926	$76,211	$542,469
Current period gross writeoffs	$10	$—	$—	$—	$14	$63	$—	$87
Commercial real estate loans
Pass	$185,628	$680,099	$548,733	$317,075	$239,323	$701,464	$—	$2,672,322
Special mention	3,666	2,706	1,317	2,159	1,563	7,778	—	19,189
Substandard	—	3,899	520	20	775	7,108	—	12,322
Total	$189,294	$686,704	$550,570	$319,254	$241,661	$716,350	$—	$2,703,833
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$147,993	$27,895	$10,044	$2,549	$1,883	$5,854	$—	$196,218
Special mention	6	10	—	—	38	—	—	54
Substandard	—	—	—	—	—	—	—	—
Total	$147,999	$27,905	$10,044	$2,549	$1,921	$5,854	$—	$196,272
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$290,304	$306,794	$232,198	$154,499	$73,906	$347,957	$—	$1,405,658
Special mention	1,047	1,857	9,982	562	597	28,900	—	42,945
Substandard	—	537	791	58	29	750	—	2,165
Total	$291,351	$309,188	$242,971	$155,119	$74,532	$377,607	$—	$1,450,768
Current period gross writeoffs	$—	$353	$—	$49	$20	$107	$—	$529
Consumer loans
Pass	$9,547	$40,225	$21,264	$10,387	$4,475	$4,035	$—	$89,933
Special mention	—	26	—	—	—	—	—	26
Substandard	86	405	325	139	59	41	—	1,055
Total	$9,633	$40,656	$21,589	$10,526	$4,534	$4,076	$—	$91,014
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$786,908	$1,390,885	$976,531	$616,020	$376,655	$1,254,871	$75,700	$5,477,570
Special mention	4,925	5,566	15,110	2,721	3,368	42,350	10	74,050
Substandard	238	5,600	2,467	613	1,151	18,375	501	28,945
Total	$792,071	$1,402,051	$994,108	$619,354	$381,174	$1,315,596	$76,211	$5,580,565
Current period gross writeoffs	$10	$761	$208	$51	$93	$1,508	$—	$2,631

The following table presents the Company’s loan portfolio aging analysis at June 30, 2024 and December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2024
Construction and land development	$625	$—	$456	$1,081	$194,308	$195,389	$—
Agricultural real estate	100	—	1	101	386,914	387,015	—
1-4 family residential properties	5,357	1,618	1,330	8,305	499,212	507,517	—
Multifamily residential properties	—	44	551	595	333,851	334,446	—
Commercial real estate	686	405	8,432	9,523	2,397,432	2,406,955	—
Loans secured by real estate	6,768	2,067	10,770	19,605	3,811,717	3,831,322	—
Agricultural loans	1,240	—	—	1,240	212,757	213,997	—
Commercial and industrial loans	946	79	1,154	2,179	1,266,467	1,268,646	—
Consumer loans	376	41	137	554	70,287	70,841	—
All other loans	—	—	—	—	175,811	175,811	—
Total loans	$9,330	$2,187	$12,061	$23,578	$5,537,039	$5,560,617	$—
December 31, 2023
Construction and land development	$—	$585	$450	$1,035	$204,042	$205,077	$—
Agricultural real estate	—	—	1	1	391,131	391,132	—
1-4 family residential properties	3,054	530	1,018	4,602	537,867	542,469	—
Multifamily residential properties	150	—	551	701	318,428	319,129	—
Commercial real estate	819	74	3,765	4,658	2,380,046	2,384,704	—
Loans secured by real estate	4,023	1,189	5,785	10,997	3,831,514	3,842,511	—
Agricultural loans	—	—	—	—	196,272	196,272	—
Commercial and industrial loans	673	73	1,531	2,277	1,263,882	1,266,159	—
Consumer loans	983	162	330	1,475	89,539	91,014	—
All other loans	—	—	—	—	184,609	184,609	—
Total loans	$5,679	$1,424	$7,646	$14,749	$5,565,816	$5,580,565	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2024 and December 31, 2023 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	June 30, 2024		December 31, 2023
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$6	$6	$—	$—
Agricultural real estate	1,125	1,125	1,146	1,146
1-4 family residential properties	4,272	4,896	4,679	4,940
Commercial real estate	9,096	10,421	10,237	10,237
Loans secured by real estate	14,499	16,448	16,062	16,323
Commercial and industrial loans	1,015	1,015	1,931	1,931
Consumer loans	391	391	578	578
Total loans	$15,905	$17,854	$18,571	$18,832

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $487,000 and $122,000 for the six months ended June 30, 2024 and 2023, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable

June 30, 2024
Agricultural real estate	$—	$317	$—	$—	0.01%
1-4 family residential properties	—	49	778	—	0.01%
Commercial real estate	—	694	216	502	0.03%
Loans secured by real estate	—	1,060	994	502	0.05%
Commercial and industrial loans	—	168	126	—	0.01%
Consumer loans	—	5	12	—	—%
Total	$—	$1,233	$1,132	$502	0.05%
June 30, 2023
Agricultural real estate	$—	$337	$—	$—	0.01%
1-4 family residential properties	—	60	868	—	0.02%
Commercial real estate	—	797	117	—	0.02%
Loans secured by real estate	—	1,194	985	—	0.05%
Commercial and industrial loans	—	233	286	—	0.01%
Consumer loans	—	8	43	—	—%
Total	$—	$1,435	$1,314	$—	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended June 30, 2024 and 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2024
1-4 family residential properties	$25	$—	$—	$25
Commercial real estate	116	—	—	116
Loans secured by real estate	141	—	—	141
Commercial and industrial loans	131	—	—	131
Consumer loans	—	12	—	12
Total loans	$272	$12	$—	$284
June 30, 2023
Consumer loans	$—	$17	$—	$17
Total loans	$—	$17	$—	$17

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
June 30, 2024
Commercial and industrial loans	—%	7.00
Consumer loans	—%	—
	—%	7.00
June 30, 2023
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00
	4.75%	4.93

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for six months ended June 30, 2024 or for the three and six months ended June 30, 2023.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$200,221	$3,760	$200,221	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	39,995	79,945	34,966
Other intangibles	26,552	11,776	26,552	10,620
	$309,733	$58,546	$309,733	$52,361

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
		4,194
		$5,951

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2024, June 30, 2023 and December 31, 2023 (in thousands):

	June 30, 2024	June 30, 2023	December 31, 2023
Beginning balance	$6,859	$331	$331
Mortgage servicing rights acquired during period	—	—	7,070
Adjustment to valuation reserve	(13)	—	(8)
Mortgage servicing rights amortized	(652)	(28)	(524)
Interest only strip	(4)	(4)	(10)
Ending balance	$6,190	$299	$6,859

Total amortization expense for three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Core deposit intangibles	$2,475	$1,010	$5,029	$2,059
Customer list intangibles	577	456	1,156	912
Mortgage servicing rights	288	11	652	28
	$3,340	$1,477	$6,837	$2,999

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/24 - 06/30/24	$6,837
Estimated amortization expense:
For period 07/01/24 - 12/31/24	6,472
For year ended 12/31/25	11,989
For year ended 12/31/26	10,402
For year ended 12/31/27	9,182
For year ended 12/31/28	8,014

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $206.0 million at June 30, 2024, an decrease of $7.8 million from $213.7 million at December 31, 2023. All the transactions have overnight maturities with a weighted average rate of 3.14%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2024	December 31, 2023
US Treasury securities and obligations of U.S. government corporations and agencies	$60,711	$46,544
Mortgage-backed securities: GSE: residential	145,244	167,177
Total	$205,955	$213,721

Gross FHLB borrowings, were $263.6 million and $263.6 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
3,605,826	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
50,000,000	4.0	3.49%	December 8, 2027
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,582	$—	$199,582	$—
Obligations of states and political subdivisions	277,066	—	277,066	—
Mortgage-backed securities	571,054	—	571,054	—
Other securities	62,948	—	56,982	5,966
Total available-for-sale securities	1,110,650	—	1,104,684	5,966
Equity securities	4,258	4,258	—	—
Loans held for sale	7,764	—	7,764	—
Derivative assets: interest rate swaps	3,454	—	3,454	—
Total assets	$1,126,126	$4,258	$1,115,902	$5,966

Derivative liabilities: interest rate swaps	$2,331	$—	$2,331	$—
December 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,656	$—	$211,656	$—
Obligations of states and political subdivisions	288,616	—	288,616	—
Mortgage-backed securities	602,300	—	602,300	—
Other securities	69,000	—	62,837	6,163
Total available-for-sale securities	1,171,572	—	1,165,409	6,163
Equity securities	4,074	4,074	—	—
Loans held for sale	4,980	—	4,980	—
Derivative assets: interest rate swaps	3,166	—	3,166	—
Total assets	$1,183,792	$4,074	$1,173,555	$6,163

Derivative liabilities: interest swaps	$2,217	$—	$2,217	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023 is summarized as follows (in thousands):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$5,965	$5,965	$—	$6,163	$6,163
Transfers into Level 3	—	1	1	—	2	2
Maturities	—	—	—	—	(199)	(199)
Ending balance	$—	$5,966	$5,966	$—	$5,966	$5,966

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$10,010	$10,010	$—	$10,000	$10,000
Transfers into Level 3	—	—	—	—	10	10
Transfers out of Level 3	—	(4,250)	(4,250)	—	(4,250)	(4,250)
Ending balance	$—	$5,760	$5,760	$—	$5,760	$5,760

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2024 was $899,000 and a fair value of $597,000 resulting in specific loss exposures of $302,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2024 was $1.5 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $0.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Collateral dependent loans	$597	$—	$—	$597
Foreclosed assets held for sale	—	—	—	—
December 31, 2023
Collateral dependent loans	$1,028	$—	$—	$1,028
Foreclosed assets held for sale	24	—	—	24

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2024 and December 31, 2023.

June 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$597	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	20%
Foreclosed assets held for sale	—	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	—%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,028	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets
Cash and due from banks	$235,454	$235,454	$235,454	$—	$—
Federal funds sold	26	26	26	—	—
Certificates of deposit investments	3,745	3,745	—	3,745	—
Available-for-sale securities	1,110,650	1,110,650	—	1,104,684	5,966
Held-to-maturity securities	2,277	2,277	2,277	—	—
Equity securities	4,258	4,258	4,258	—	—
Loans held for sale	7,764	7,764	—	7,764	—
Loans net of allowance for credit losses	5,484,541	5,143,497	—	—	5,143,497
Interest receivable	37,326	37,326	—	37,326	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,555	9,555	—	9,555	—
Financial liabilities
Deposits	$6,115,779	$6,039,637	$—	$5,104,409	$935,228
Securities sold under agreements to repurchase	205,955	205,955	—	205,955	—
Interest payable	5,415	5,415	—	5,415	—
Federal Home Loan Bank borrowings	263,735	260,047	—	260,047	—
Subordinated debt, net	103,029	102,543	—	102,543	—
Junior subordinated debentures, net	24,169	21,295	—	21,295	—

December 31, 2023
Financial assets
Cash and due from banks	$134,082	$134,082	$134,082	$—	$—
Federal funds sold	8,982	8,982	8,982	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,171,572	1,171,572	—	1,165,409	6,163
Held-to-maturity securities	2,286	2,286	2,286	—	—
Equity securities	4,074	4,074	4,074	—	—
Loans held for sale	4,980	4,980	—	4,980	—
Loans net of allowance for credit losses	5,506,910	5,235,525	—	—	5,235,525
Interest receivable	35,082	35,082	—	35,082	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,758	9,758	—	9,758	—
Financial liabilities
Deposits	$6,123,659	$6,042,277	$—	$5,076,066	$966,211
Securities sold under agreements to repurchase	213,721	213,714	—	213,714	—
Interest payable	5,437	5,437	—	5,437	—
Federal Home Loan Bank borrowings	263,787	261,206	—	261,206	—
Subordinated debentures	106,755	102,018	—	102,018	—
Junior subordinated debentures	24,058	21,524	—	21,524	—

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30,	June 30,
	2023	2023
Net interest income	$42,367	$56,502
Provision for credit losses	458	924
Non-interest income	19,486	23,024
Non-interest expense	40,042	53,785
Income before taxes	21,353	24,817
Income tax expense	4,786	5,641
Net income	$16,567	$19,176

Earnings per share
Basic	$0.81	$0.81
Diluted	$0.80	$0.80

Basic weighted average shares o/s	20,528,717	23,818,939
Diluted weighted average shares o/s	20,628,239	23,918,461

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.38 million and $561,000, respectively, during the six months ended June 30, 2024 and June 30, 2023 and $175,000 and $468,000, respectively, during the three months ended June 30, 2024 and June 30, 2023.

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2024, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	June 30, 2024	June 30, 2023	December 31, 2023
Operating lease right-of-use assets	$14,981	$14,895	$14,306
Operating lease liabilities	15,286	15,176	14,615
Weighted-average remaining lease term (in years)	5.0	5.3	4.9
Weighted-average discount rate	3.20%	2.57%	3.21%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2024	$1,851
2025	2,980
2026	2,812
2027	2,598
2028	2,015
Thereafter	4,887
Total lease payments	17,143
Less imputed interest	(1,857)
Total lease liability	$15,286

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$822	$825	$1,668	$1,578
Short-term lease cost	31	(3)	66	27
Variable lease cost	218	191	356	414
Total lease cost	1,071	1,013	2,090	2,019
Income from subleases	(103)	(93)	(207)	(187)
Net lease cost	$968	$920	$1,883	$1,832

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2024	June 30, 2023
Operating cash flows from operating leases	$1,672	$1,577

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.8	$12,728	$(2,331)

December 31, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.3	$12,976	$(2,217)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Derivatives	2024	2023	2024	2023
Interest rate swap agreements	Interest income on loans	$20	$363	$174	$38

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2024	2023	2024	2023
Interest rate swap agreements	Interest income on loans	$(20)	$(363)	$(174)	$(38)

As of June 30, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,605	$(1,124)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the six months ended June 30, 2024 (dollars in thousands):

June 30, 2024	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	4.5	$29,862	$3,454
Interest rate swap agreements	Other liabilities	4.5	29,862	(3,454)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $40.2 million and $35.7 million for the six months ended June 30, 2024 and 2023, respectively. Diluted net income per common share was $1.68 and $1.74 for the six months ended June 30, 2024 and 2023, respectively.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2024 and 2023, compared to the performance ratios for the year ended December 31, 2023:

	Six months ended		Year ended
	June 30, 2024	June 30, 2023	December 31, 2023
Return on average assets	1.06%	1.07%	0.97%
Return on average common equity	10.14%	11.07%	10.10%
Average equity to average assets	10.44%	9.66%	9.61%

Total assets were $7.6 billion at June 30, 2024, compared to $7.6 billion as of December 31, 2023. From December 31, 2023 to June 30, 2024, cash and cash equivalents increased $92.4 million, net loan balances decreased $22.4 million and investment securities decreased $60.7 million. Net loan balances were $5.48 billion at June 30, 2024 compared to $5.51 billion at December 31, 2023.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.30% for the six months ended June 30, 2024, up from 2.89% for the same period in 2023. This increase was primarily due to an increase in earning asset yields partially offset by increased rates on interest-bearing deposits and borrowings. Net interest income before the provision for loan losses was $112.2 million compared to net interest income of $85.6 million for the same period in 2023. The increase in net interest income was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023 and increased net interest margin as mentioned above.

Total non-interest income of $46.9 million increased $4.9 million or 11.8% from $42.0 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions and income generated from former Blackhawk Bank customers partially offset by a decrease in wealth management revenues, bank owned life insurance income, and miscellaneous income.

Total non-interest expense of $104.8 million increase $23.2 million or 28.4% from $81.6 million for the same period last year. The increase was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023 and the related amortization of intangibles and increased size of the bank causing increased expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2024 versus 2023
	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Net interest income	$14,398	$26,677
Provision for credit losses	(625)	(1,085)
Other income, including securities transactions	2,936	4,935
Other expenses	(11,349)	(23,134)
Income taxes	(2,182)	(2,892)
Increase in net income	$3,178	$4,501

Credit quality is an area of importance to the Company. Total nonperforming loans were $19.1 million at June 30, 2024, compared to $18.6 million at June 30, 2023 and $20.1 million at December 31, 2023. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.5 million at June 30, 2024 compared to $4.0 million at June 30, 2023 and $1.2 million at December 31, 2023.

The Company’s provision for credit losses for the six months ended June 30, 2024 and 2023 was $726,000 and ($359,000), respectively. Total loans past due 30 days or more were 0.42% of loans at June 30, 2024 compared to 0.22% at June 30, 2023, and 0.26% of loans at December 31, 2023. Loans secured by both commercial and residential real estate comprised approximately 69.0% of the loan portfolio as of June 30, 2024 and 68.9% as of December 31, 2023.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2024 and 2023 and December 31, 2023 was 12.65%, 12.82% and 12.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2024 and 2023, and December 31, 2023 was 15.46%, 15.67% and 14.84%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2023 was primarily due to net income less dividends declared for the period increasing equity and a decrease in risk weighted assets related to a reallocation of the Company's balance sheet resulting in lower risk weighted assets such as cash on hand significantly increasing.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2024 and 2023, were $1.3 billion and $1.2 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $1,771,000 and $1,539,000 for the assessment during the first six months of 2024 and 2023, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2024 and 2023 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1,211,000 and $1,500,000 for 2024 and 2023, respectively were 3.25% and 2.84% at June 30, 2024 and 2023, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2024 and 2023 in the following table (dollars in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$127,962	$1,667	5.24%	$35,093	$456	5.21%
Federal funds sold	23	8	139.89%	8,025	98	4.90%
Certificates of deposit	3,745	43	4.62%	1,715	14	3.27%
Investment securities:
Taxable	883,503	5,417	2.45%	950,755	5,270	2.22%
Tax-exempt (1)	271,488	2,516	3.71%	276,719	2,434	3.52%
Loans net of unearned income (TE) (2)	5,529,211	79,628	5.79%	4,777,319	58,602	4.92%
Total earning assets	6,815,932	89,279	5.27%	6,049,626	66,874	4.43%
Cash and due from banks	95,891			135,574
Premises and equipment	101,562			89,974
Other assets	606,493			464,899
Allowance for credit losses	(67,929)			(58,617)
Total assets	$7,551,949			$6,681,456
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,021,299	$17,286	2.30%	$2,318,119	$9,467	1.64%
Savings deposits	688,057	185	0.11%	619,426	168	0.11%
Time deposits	977,265	8,867	3.65%	983,323	6,945	2.83%
Total interest-bearing deposits	4,686,621	26,338	2.26%	3,920,868	16,580	1.70%
Securities sold under agreements to repurchase	205,711	1,615	3.16%	226,734	1,723	3.05%
FHLB advances	249,187	2,248	3.63%	486,920	4,084	3.36%
Federal funds purchased	—	—	—%	—	—	0.00%
Subordinated Debt	106,033	1,180	4.48%	94,606	988	4.19%
Junior subordinated debt	24,140	537	8.95%	19,427	390	8.05%
Total borrowings	585,071	5,580	3.84%	827,687	7,185	3.48%
Total interest-bearing liabilities	5,271,692	31,918	2.44%	4,748,555	23,765	2.01%
Non interest-bearing demand deposits	1,439,414		1.91%	1,228,395		1.59%
Other liabilities	44,595			46,163
Stockholders' equity	796,248			658,343
Total liabilities and equity	$7,551,949			$6,681,456
Net interest income		$57,361			$43,109
Net interest spread			2.83%			2.42%
Impact of non interest-bearing funds			0.53%			0.42%
TE net yield on interest-bearing assets			3.36%			2.84%

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$150,664	$4,074	5.44%	$25,444	$665	5.27%
Federal funds sold	559	25	9.03%	7,890	183	4.68%
Certificates of deposit	2,645	63	4.76%	1,752	28	3.28%
Investment securities:
Taxable	894,351	10,887	2.43%	954,298	10,433	2.19%
Tax-exempt (1)	275,478	4,966	3.61%	278,796	4,920	3.53%
Loans net of unearned income (TE) (2)	5,526,698	157,552	5.73%	4,782,757	115,071	4.85%
Total earning assets	6,850,395	177,567	5.21%	6,050,937	131,300	4.38%
Cash and due from banks	99,407			135,361
Premises and equipment	101,546			90,159
Other assets	615,348			469,933
Allowance for credit losses	(68,494)			(59,085)
Total assets	$7,598,202			$6,687,305
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,029,068	$33,898	2.25%	$2,410,582	$19,122	1.60%
Savings deposits	697,953	363	0.10%	629,829	359	0.11%
Time deposits	1,002,655	18,173	3.64%	842,110	9,866	2.36%
Total interest-bearing deposits	4,729,676	52,434	2.23%	3,882,521	29,347	1.52%
Securities sold under agreements to repurchase	235,149	3,671	3.14%	228,861	3,186	2.81%
FHLB advances	253,871	4,562	3.61%	513,391	8,958	3.52%
Federal funds purchased	—	—	—%	387	9	4.69%
Subordinated debt	106,412	2,374	4.49%	94,587	1,975	4.21%
Junior subordinated debentures	24,112	1,079	9.00%	19,406	769	7.99%
Total borrowings	619,544	11,686	3.79%	856,632	14,897	3.51%
Total interest-bearing liabilities	5,349,220	64,120	2.41%	4,739,153	44,244	1.88%
Non interest-bearing demand deposits	1,403,606		1.91%	1,248,710		1.49%
Other liabilities	51,826			53,408
Stockholders' equity	793,550			646,034
Total liabilities and equity	$7,598,202			$6,687,305
Net interest income		$113,447			$87,056
Net interest spread			2.80%			2.50%
Impact of non interest-bearing funds			0.50%			0.39%
TE net yield on interest-earning assets			3.30%			2.89%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2024, compared to the same period in 2023 (in thousands):

	Three months ended June 30, 2024 compared to 2023 Increase/(Decrease)			Six months ended June 30, 2024 compared to 2023 Increase/(Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$1,211	$1,208	$3	$3,409	$3,387	$22
Federal funds sold	(90)	(760)	670	(158)	(422)	264
Certificates of deposit investments	29	22	7	35	18	17
Investment securities:
Taxable	147	(1,715)	1,862	454	(1,504)	1,958
Tax-exempt (2)	82	(47)	129	46	(59)	105
Loans (2) (3)	21,026	9,901	11,125	42,481	19,608	22,873
Total interest income	$22,405	$8,609	$13,796	$46,267	$21,028	$25,239
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$7,819	$3,360	$4,459	$14,776	$5,720	$9,056
Savings deposits	17	17	—	4	71	(67)
Time deposits	1,922	(295)	2,217	8,307	2,161	6,146
Securities sold under agreements to repurchase	(108)	(436)	328	485	92	393
FHLB advances	(1,836)	(3,835)	1,999	(4,396)	(5,064)	668
Federal funds purchased	—	—	1	(9)	(5)	(4)
Subordinated debt	192	122	70	399	260	139
Junior subordinated debentures	147	101	46	310	204	106
Total interest expense	8,153	(966)	9,120	19,876	3,439	16,437
Net interest income	$14,252	$9,575	$4,676	$26,391	$17,589	$8,802

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $26.4 million, or 30.3%, to $113.4 million for the six months ended June 30, 2024, from $87.1 million for the same period in 2023. Net interest income and net interest margin increased primarily due to an increase in earning asset yields partially offset by the increase in deposit and borrowing rates.

For the six months ended June 30, 2024, average earning assets increased $799.5 million, or 13.2%, and average interest-bearing liabilities increased $610.1 million or 12.9% compared with average balances for the same period in 2023.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions increased $125.2 million or 492.1%.
•
Average federal funds sold decreased $7.3 million or 92.9%.
•
Average certificates of deposits investments increased $893,000 or 51.0%.
•
Average loans increased by $743.9 million or 15.6%.
•
Average securities decreased by $63.3 million or 5.1%.
•
Average interest-bearing customer deposits increased by $847.2 million or 21.8%.
•
Average securities sold under agreements to repurchase increased by $6.3 million or 2.7%.
•
Average borrowings and other debt decreased by $243.4 million or 38.8%.

•
Net interest margin increased to 3.30% for the first six months of 2024 from 2.89% for the first six months of 2023.

Provision for Loan Losses

The provision for credit losses for the six months ended June 30, 2024 and 2023 was $726,000 and ($359,000), respectively. Net charge offs were $1,089,000 for the six months ended June 30, 2024, compared to net charge offs of $15,000 for June 30, 2023. Nonperforming loans were $19.1 million and $18.6 million as of June 30, 2024 and 2023, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Wealth management revenues	$5,405	$5,341	$64	1.2%	$10,727	$10,855	$(128)	-1.2%
Insurance commissions	6,531	5,737	794	13.8%	15,744	14,217	1,527	10.7%
Service charges	3,227	2,386	841	35.2%	6,183	4,589	1,594	34.7%
Security gains (losses), net	(156)	(6)	(150)	2500.0%	(156)	(52)	(104)	200.0%
Mortgage banking revenue, net	1,038	332	706	212.7%	1,744	482	1,262	261.8%
ATM/debit card revenue	4,281	3,265	1,016	31.1%	8,336	6,348	1,988	31.3%
Bank owned life insurance	1,192	1,189	3	0.3%	2,313	2,830	(517)	-18.3%
Other	904	1,242	(338)	-27.2%	2,009	2,696	(687)	-25.5%
Total other income	$22,422	$19,486	$2,936	15.1%	$46,900	$41,965	$4,935	11.8%

Following are explanations of the changes in these other income categories for the three and six months ended June 30, 2024 compared to the same period in 2023:

•
Wealth management revenues decreased for the six month period due to less agricultural service fees mostly offset by increased brokerage and trust fees.
•
Insurance commissions increased primarily due to an increase in commission income, including the acquisition of PGIB, partially offset by a decrease in contingency income during 2024 compared to the same period last year.
•
Fees from service charges increased during the first six months of 2024 primarily due to the acquisition of Blackhawk Bank.
•
Net losses from the sale of securities during 2024 were $156,000 and net losses in 2023 were $52,000. The Company sold 17 securities during the quarter ended June 30, 2024 with the intent to replace them with higher yielding assets.
•
The increase in mortgage banking income was due to an increase from loans sold in the secondary market and the acquisition of Blackhawk Bank.
•
$52.4 million (representing 312 loans) for the six months ended June 30, 2024.
•
$25.8 million (representing 176 loans) for the six months ended June 30, 2023.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Blackhawk Bank.
•
Bank owned life insurance income decreased approximately $517,000 during the first six months of 2024 compared to the same period in 2023 primarily due to a claim payout in 2023.
•
Other income decreased primarily due to late charges on loans being presented as interest income starting in 2024.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$30,164	$23,544	$6,620	28.1%	$60,612	$49,615	$10,997	22.2%
Net occupancy and equipment expense	7,507	6,035	1,472	24.4%	15,067	12,040	3,027	25.1%
Net other real estate owned expense	85	27	58	214.8%	64	160	(96)	-60.0%
FDIC insurance	902	1,076	(174)	-16.2%	1,771	1,539	232	15.1%
Amortization of intangible assets	3,340	1,477	1,863	126.1%	6,837	2,999	3,838	128.0%
Stationery and supplies	370	315	55	17.5%	761	607	154	25.4%
Legal and professional	2,536	1,780	756	42.5%	4,985	3,470	1,515	43.7%
Marketing and donations	814	908	(94)	-10.4%	1,676	1,562	114	7.3%
ATM/debit card expense	1,281	1,016	265	26.1%	2,472	2,239	233	10.4%
Other operating expenses	4,392	3,864	528	13.7%	10,508	7,388	3,120	42.2%
Total other expense	$51,391	$40,042	$11,349	28.3%	$104,753	$81,619	$23,134	28.3%

Following are explanations for the changes in these other expense categories for the three and six months ended June 30, 2024 compared to the same period in 2023:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to the acquisition of Blackhawk Bank and regularly scheduled annual raises occurring during the quarter ended June 30, 2024. This was partially offset by the Company's efficiency improvement efforts. There were 1,185 and 995 full-time equivalent employees at June 30, 2024 and 2023, respectively.
•
The increase in occupancy and equipment expense was primarily due to the acquisition of Blackhawk Bank.
•
The decrease in net other real estate owned expense for the six month period was primarily due to properties sold during 2023 that no longer have ongoing expense during 2024 and no write downs of other real estate owned during the period. However, the increase in quarter to date expense in 2024 compared to 2023 can be explained by the addition of four properties to other real estate owned during the quarter ended June 30, 2024.
•
Expense for amortization of intangible assets increased for the six months ended June 30, 2024 compared to 2023. Core deposit intangibles and mortgage servicing rights increased due to the acquisition of Blackhawk Bank.
•
The increase in other operating expenses during the first six months of 2024 was primarily due to the acquisition of Blackhawk Bank.
•
On a net basis, all other categories of operating expenses increased during the period compared to last year primarily due to the acquisition of Blackhawk Bank.

Income Taxes

Total income tax expense amounted to $13.4 million (25.0% effective tax rate) for the six months ended June 30, 2024, compared to $10.5 million (23.0% effective tax rate) for the same period in 2023. The increase in effective rate is primarily related to a one time increase in income tax expense required because of the State of Illinois income apportionment law change that occurred during the quarter ended June 30, 2024.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$224,831	1.31%	$237,875	1.28%
Obligations of states and political subdivisions	334,386	2.30%	337,835	2.31%
Mortgage-backed securities: GSE residential	684,817	1.91%	714,216	1.91%
Other securities	69,352	4.13%	76,081	3.65%
Total securities	$1,313,386	2.02%	$1,366,007	2.00%

At June 30, 2024, the Company’s investment portfolio decreased by $52.6 million from December 31, 2023 primarily due to the sale of 17 securities, paydowns, calls and maturities of various securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2024 for investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2024 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$224,831	$199,582	$26,033	$173,549	$—	$—	$—	$—
Obligations of state and political subdivisions	334,386	277,066	36,051	193,360	45,536	—	—	2,119
Mortgage-backed securities (2)	684,817	571,054	—	—	—	—	—	571,054
Other securities	67,075	62,948	3,107	6,307	17,661	3,439	—	32,434
Total available-for-sale	$1,311,109	$1,110,650	$65,191	$373,216	$63,197	$3,439	$—	$605,607
Held-to-maturity:
Other securities	2,277	2,277	—	—	—	—	—	2,277
Total held-to-maturity	$2,277	$2,277	$—	$—	$—	$—	$—	$2,277
Equity securities:
Federal Agricultural Mtg Corp	85	434	—	—	—	—	—	434
Midwest Independent BankersBank	150	203	—	—	—	—	—	203
Equalize Community Development Fund	3,621	3,621	—	—	—	—	—	3,621
Total equity securities	$3,856	$4,258	$—	$—	$—	$—	$—	$4,258

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$195,389	3.5%	$205,077	3.7%
Agricultural real estate	387,015	7.0%	391,132	7.0%
1-4 family residential properties	507,517	9.1%	542,469	9.7%
Multifamily residential properties	334,446	6.0%	319,129	5.7%
Commercial real estate	2,406,955	43.4%	2,384,704	42.8%
Loans secured by real estate	3,831,322	69.0%	3,842,511	68.9%
Agricultural loans	213,997	3.8%	196,272	3.5%
Commercial and industrial loans	1,268,646	22.8%	1,266,159	22.7%
Consumer loans	70,841	1.3%	91,014	1.6%
All other loans	175,811	3.1%	184,609	3.3%
Total loans	$5,560,617	100.0%	$5,580,565	100.0%

Loan balances decreased $19.9 million, or (0.4%). The decrease was primarily due to seasonal pay downs in commercial and industrial loans as well as loan demand partially offset by an increase in agricultural loans due to seasonal demands. The balance of real estate loans held for sale, included in the balances shown above, amounted to $7.8 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of the sum of Tier 1 Capital and allowance for loan loss for the periods shown above. At June 30, 2024 and December 31, 2023, First Mid Bank did have industry loan concentrations that exceeded 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	June 30, 2024		December 31, 2023
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$490,232	8.82%	$472,456	8.47%
Lessors of non-residential buildings	1,067,550	19.20%	1,086,152	19.46%
Lessors of residential buildings and dwellings	562,260	10.11%	541,858	9.71%
Hotels and motels	223,067	4.01%	215,386	3.86%

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of June 30, 2024, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$40,912	$49,968	$104,509	$195,389
Agricultural real estate	26,255	131,374	229,386	387,015
1-4 family residential properties	26,043	105,577	375,897	507,517
Multifamily residential properties	36,481	234,740	63,225	334,446
Commercial real estate	200,582	1,415,947	790,426	2,406,955
Loans secured by real estate	330,273	1,937,606	1,563,443	3,831,322
Agricultural loans	163,360	48,382	2,255	213,997
Commercial and industrial loans	377,849	625,685	265,112	1,268,646
Consumer loans	2,955	64,992	2,894	70,841
All other loans	25,733	22,074	128,004	175,811
Total loans	$900,170	$2,698,739	$1,961,708	$5,560,617

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of June 30, 2024, loans with maturities over one year consisted of approximately $3.0 billion in fixed rate loans and approximately $1.7 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Nonaccrual loans	$17,854	$18,832
Modified loans which are performing in accordance with revised terms	1,225	1,296
Total nonperforming loans	19,079	20,128
Repossessed assets	1,478	1,164
Total nonperforming loans and repossessed assets	$20,557	$21,292
Nonperforming loans to loans, before allowance for credit losses	0.34%	0.36%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.37%	0.38%

The $1 million decrease in nonaccrual loans during 2024 resulted from the net of $2.5 million of loans put on nonaccrual status offset by $2.5 million of loans becoming current or paid-off, $456,000 of loans transferred to other real estate and $544,000 of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$6	—%	$—	—%
Agricultural real estate	1,125	6.3%	1,146	6.1%
1-4 family residential properties	4,896	27.4%	4,940	26.2%
Commercial real estate	10,421	58.4%	10,237	54.3%
Loans secured by real estate	16,448	92.1%	16,323	86.6%
Commercial and industrial loans	1,015	5.7%	1,931	10.3%
Consumer loans	391	2.2%	578	3.1%
Total loans	$17,854	100.0%	$18,832	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $487,000 and $122,000 for the six months ended June 30, 2024 and 2023, respectively.

The $314,000 increase in repossessed assets during the 2024 resulted from $554,000 of additional assets repossessed and $240,000 repossessed assets sold, no writedowns, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,131	76.5%	$1,130	97.1%
1-4 family residential properties	187	12.7%	33	2.8%
Total real estate	1,318	89.2%	1,163	99.9%
Consumer loans	160	10.8%	1	0.1%
Total repossessed collateral	$1,478	100.0%	$1,164	100.0%

Repossessed assets sold during the first six months of 2024 resulted in $17,000 net gain or loss of related to real estate asset sales and net gains of $69,000 related to other asset sales. The Company also recognized no deferred losses and recorded no writedowns on real estate properties owned. Repossessed assets sold during the same period in 2023 resulted in net gains of $115,000 related to real estate asset sales and net losses of $21,000 related to other asset sales. The Company also recognized no deferred losses and recorded $164,000 of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2024, the Company’s loan portfolio included $601.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $490.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $13.2 million from $588.5 million at December 31, 2023 while loans concentrated in other grain farming increased $17.8 million from $472.5 million at December 31, 2023. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $223.1 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.07 billion of loans to lessors of non-residential buildings, and $562.3 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of June 30, 2024 and 2023, and of changes in the allowance for the three and six months ended June 30, 2024 and 2023, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average loans outstanding, net of unearned income	$5,529,211	$4,777,319	$5,526,698	$4,782,757
Allowance-prior year end of period	67,936	58,223	68,675	59,093
Allowance - beginning of period	67,936	58,223	68,675	59,093
Charge-offs:
Construction and land development	—	14	—	14
Agricultural real estate	—	—	—	—
1-4 family residential	34	16	101	56
Commercial real estate	—	25	—	25
Agricultural	209	276	261	276
Commercial and industrial	368	49	642	62
Consumer	374	200	800	627
Total charge-offs	985	580	1,804	1,060
Recoveries:
1-4 family residential	100	78	149	102
Commercial real estate	5	327	166	331
Agricultural	—	7	—	10
Commercial and industrial	44	37	108	293
Consumer	129	169	292	309
Total recoveries	278	618	715	1,045
Net charge-offs (recoveries)	707	(38)	1,089	15
Provision for credit losses	1,083	458	726	(359)
Allowance-end of period	$68,312	$58,719	$68,312	$58,719
Ratio of annualized net charge-offs to average loans	0.05%	0.00%	0.04%	0.00%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.23%	1.22%	1.23%	1.22%
Ratio of allowance for credit losses to nonperforming loans	358%	315%	358%	315%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to an increase in the allowance for credit losses due to acquiring Blackhawk Bank at June 30, 2024 compared to June 30, 2023.

During the first six months of 2024, the Company had net charge offs of $1,089,000 compared to net charge offs of $15,000 in 2023. During the first six months of 2024, there was one commercial real estate loan to one borrower totaling $193,000. During the first six months of 2023, there were one agricultural loan to one borrower totaling $0.2 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023 (dollars in thousands):

	Six months ended June 30, 2024		Six months ended June 30, 2023		Year ended December 31, 2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,403,606	—%	$1,248,710	—%	$1,312,023	—%
Interest-bearing	3,029,068	2.25%	2,410,582	1.60%	2,618,452	1.83%
Savings	697,953	0.10%	629,829	0.11%	663,760	0.11%
Time deposits	1,002,655	3.64%	842,110	2.36%	961,162	2.98%
Total average deposits	$6,133,282	1.72%	$5,131,231	1.16%	$5,555,397	1.40%

During the first six months of 2024, the average balance of deposits increased by $577.9 million from the average balance for the year ended December 31, 2023. Average non-interest-bearing deposits increased by $91.6 million, average interest-bearing balances increased by $410.6 million, savings account balances increased $34.2 million and balances of time deposits increased $41.5 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $25,000.

The following table sets forth the high and low month-end balances for the six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023 (in thousands):

	Six months ended June 30, 2024	Six months ended June 30, 2023	Year ended December 31, 2023
High month-end balances of total deposits	$6,242,937	$5,219,585	$6,346,324
Low month-end balances of total deposits	6,104,309	5,030,778	5,030,778

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
3 months or less	$160,053	$183,619
Over 3 through 6 months	285,205	231,187
Over 6 through 12 months	155,223	170,641
Over 12 months	81,575	117,657
Total	$682,056	$703,104

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2024 and December 31, 2023 is presented below (dollars in thousands):

	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$205,955	$213,721
Federal Home Loan Bank advances:
Fixed term – due in one year or less	40,000	60,000
Fixed term – due after one year	223,735	203,787
Subordinated debt	103,029	106,755
Junior subordinated debentures	24,169	24,058
Total	$596,888	$608,321
Average interest rate at end of period	3.80%	4.41%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$282,285	$231,650
Federal Home Loan Bank advances:
FHLB – overnight	—	150,000
Fixed term – due in one year or less	65,000	105,024
Fixed term – due after one year	223,744	415,005
Other borrowings:
Subordinated debt	106,934	106,755
Junior subordinated debentures	24,169	24,058

Averages for the period (YTD):
Securities sold under agreements to repurchase	$235,149	$225,307
Federal Home Loan Bank advances:
FHLB – overnight	—	55,104
Fixed term – due in one year or less	55,495	95,669
Fixed term – due after one year	198,376	311,424
Other borrowings:
Federal funds purchased	—	192
Subordinated debt	106,412	99,638
Junior subordinated debentures	24,112	21,337
Total	$619,544	$808,671
Average interest rate during the period	3.79%	2.16%

Securities sold under agreements to repurchase decreased $7.8 million during the first six months of 2024 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2024 the fixed term advances, consisted of $263.6 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	2.0	4.59%	November 8, 2024
10,000,000	5.0	1.45%	December 31, 2024
5,000,000	5.0	0.91%	March 10, 2025
3,605,826	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
50,000,000	4.0	3.49%	December 8, 2027
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. There was no balance on this line of credit as of June 30, 2024. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at June 30, 2024 and 2023, and December 31, 2023.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, the Company repurchased and cancelled $4.0 million of the outstanding Notes in the open market.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points, 7.20% and 7.25% at June 30, 2024 and December 31, 2023, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.45% and 7.50% at June 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6,000,000 of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (7.30% and 7.35% at June 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1,000,000 of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month LIBOR plus 325 basis points (8.82% and 8.87% at June 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4,000,000 of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 205 basis points (7.65% and 7.69% at June 30, 2024 and December 31, 2023, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2024 (dollars in thousands):

	Rate Sensitive Within
	1 years	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$131,027	$—	$—	$—	$—	$—	$131,027	$131,027
Certificates of deposit investments	2,205	1,540	—	—	—	—	3,745	3,745
Taxable investment securities	113,917	95,492	85,166	131,466	161,629	199,579	787,249	787,249
Nontaxable investment securities	8,196	1,830	11,871	5,330	14,216	288,493	329,936	329,936
Loans	2,430,780	951,498	1,014,578	557,196	252,544	354,021	5,560,617	5,219,573
Total	$2,686,125	$1,050,360	$1,111,615	$693,992	$428,389	$842,093	$6,812,574	$6,471,530
Interest-bearing liabilities:
Savings and NOW accounts	$84,504	$—	$—	$—	$—	$2,498,870	$2,583,374	$2,583,374
Money market accounts	1,127,699	—	—	—	—	—	1,127,699	1,127,699
Other time deposits	881,366	54,310	21,342	46,392	6,615	1,345	1,011,370	935,228
Short-term borrowings/debt	205,955	—	—	—	—	—	205,955	205,955
Long-term borrowings/debt	164,169	125,953	50,000	—	25,000	25,811	390,933	383,885
Total	$2,463,693	$180,263	$71,342	$46,392	$31,615	$2,526,026	$5,319,331	$5,236,141
Rate sensitive assets – rate sensitive liabilities	$222,432	$870,097	$1,040,273	$647,600	$396,774	$(1,683,933)	$1,493,243
Cumulative GAP	222,432	1,092,529	2,132,802	2,780,402	3,177,176	1,493,243
Cumulative amounts as % of total Rate sensitive assets	3.3%	12.8%	15.3%	9.5%	5.8%	-24.7%
Cumulative Ratio	3.3%	16.0%	31.3%	40.8%	46.6%	21.9%

The static GAP analysis shows that at June 30, 2024, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At June 30, 2024, the Company’s stockholders' equity increased $20.4 million or 2.6%, to $813.6 million from $793.2 million as of December 31, 2023. During the first six months of 2024, net income contributed $40.2 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $10.6 million, net of tax. Dividends of $10.9 million were paid during the first six months of 2024.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2024 and December 31, 2023, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk-weighted assets)
Company	$925,512	15.46%	$628,710	> 10.50%	N/A	N/A
First Mid Bank	871,011	14.59%	626,728	> 10.50%	$596,884	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	757,202	12.65%	508,956	> 8.50%	N/A	N/A
First Mid Bank	805,730	13.50%	507,351	> 8.50%	477,507	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	733,033	12.24%	419,140	> 7.00%	N/A	N/A
First Mid Bank	805,730	13.50%	417,819	> 7.00%	387,974	> 6.50%

Tier 1 capital (to average assets)
Company	757,202	10.04%	301,569	> 4.00%	N/A	N/A
First Mid Bank	805,730	10.74%	300,215	> 4.00%	375,269	> 5.00%

December 31, 2023
Total capital (to risk-weighted assets)
Company	$894,259	14.84%	$632,724	>10.50%	N/A	N/A
First Mid Bank	854,235	14.22%	630,581	>10.50%	$600,553	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	724,186	12.02%	512,205	> 8.50%	N/A	N/A
First Mid Bank	790,917	13.17%	510,470	> 8.50%	480,443	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	700,128	11.62%	421,816	> 7.00%	N/A	N/A
First Mid Bank	790,917	13.17%	420,387	> 7.00%	390,360	> 6.50%
Tier 1 capital (to average assets)
Company	724,186	9.33%	310,587	> 4.00%	N/A	N/A
First Mid Bank	790,917	10.23%	309,151	> 4.00%	386,439	> 5.00%
The Company's risk-weighted assets, capital, and capital ratios for June 30, 2024 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of June 30, 2024, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. The Company awarded 53,766 and 59,950 restricted stock awards during 2024 and 2023, respectively and 39,150 and 37,900 as stock unit awards during 2024 and 2023, respectively.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2024, 109,663 shares have been issued pursuant to the ESPP. During the six months ended June 30, 2024 and 2023, 15,935 shares and 17,138 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $120 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2024, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2024, the excess collateral at the FHLB would support approximately $1,631 million of additional advances for First Mid Bank.

•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of June 30, 2024, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2024 and 2023 and December 31, 2023.

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

The following table summarizes significant contractual obligations and other commitments at June 30, 2024 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,007,999	$877,995	$75,652	$53,007	$1,345
Debt	127,198	—	4,048	—	123,150
Other borrowing	469,690	245,956	78,734	125,000	20,000
Operating leases	17,143	3,216	5,595	4,152	4,180
Supplemental retirement	1,928	50	250	300	1,328
	$1,623,958	$1,127,217	$164,279	$182,459	$150,003

For the six months ended June 30, 2024, net cash of $53.0 million was provided by operating activities, $69.3 million was provided by investing activities, and $29.9 million was used in financing activities. In total, cash and cash equivalents increased by $92.4 million since year-end 2023.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Unused commitments and lines of credit:
Commercial real estate	$221,058	$219,117
Commercial operating	635,914	681,360
Home equity	105,047	104,142
Other	319,861	311,907
Total	$1,281,880	$1,316,526
Standby letters of credit	$18,352	$17,401

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$4,061,000
May 1, 2024 - May 31, 2024	—	—	—	4,061,000
June 1, 2024 - June 30, 2024	—	—	—	4,061,000
Total	—	$—	—	$4,061,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

On September 25, 2020, First Mid and Eval Sub Inc., a newly formed corporation and wholly-owned subsidiary of First Mid (the “Merger Sub"), entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with LINCO Bancshares, Inc., a Missouri corporation ("LINCO"), and the sellers as defined therein (collectively, the "Sellers"), pursuant to which, among other things, First Mid agreed to acquire 100% of the issued and outstanding shares of LINCO pursuant to a business combination whereby the Merger Sub would merge with and into LINCO, whereupon the separate corporate existence of the Merger Sub will cease and LINCO will continue as the surviving company and a wholly-owned subsidiary of First Mid (the "Merger"). On February 22, 2021, First Mid completed its acquisition of LINCO through the merger of the Merger Sub with and into LINCO, with LINCO as the surviving corporation pursuant the Merger Agreement.

In connection with the issuance of the shares of First Mid (the “Shares”) pursuant to the Merger, First Mid entered into a Registration Rights Agreement, dated as of February 22, 2021 (the "Registration Rights Agreement"), with the Seller who received the Shares as consideration for the Merger. Pursuant to the terms of the Registration Rights Agreement, First Mid filed a resale registration statement which became effective on August 8, 2021, and First Mid agreed, among other terms, to keep the resale registration statement effective for three years following effectiveness.

On August 7, 2024, First Mid and the Seller who received the Shares as consideration for the Merger agreed to Amendment No. 1 to Registration Rights Agreement pursuant to which First Mid agreed to keep the resale registration statement effective for three years following the effective date of the amendment.

The foregoing description of Amendment No. 1 to Registration Rights Agreement is not complete and is qualified in its entirety by reference to the full text of Amendment No. 1 to Registration Rights Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1	Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2024
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline Inline XBRL and contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 7, 2024

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer