Form 10-Q
period 2024-09-30
FIRST MID BANCSHARES, INC.
filed 2024-11-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________.

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

As of November 8, 2024, 23,911,668 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks:
Non-interest bearing	$118,098	$122,871
Interest bearing	46,067	11,211
Federal funds sold	26	8,982
Cash and cash equivalents	164,191	143,064
Certificates of deposit	3,500	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,274,661 and $1,363,721 at September 30, 2024 and December 31, 2023, respectively)	1,115,552	1,171,572
Held-to-maturity, at amortized cost (estimated fair value of $2,298 and $2,286 at September 30, 2024 and December 31, 2023, respectively)	2,298	2,286
Equity securities, at fair value	4,424	4,074
Loans held for sale	8,085	4,980
Loans	5,606,506	5,575,585
Less allowance for credit losses	(68,774)	(68,675)
Net loans	5,537,732	5,506,910
Interest receivable	38,387	35,082
Other real estate owned	1,832	1,163
Premises and equipment, net	101,464	101,396
Goodwill, net	203,391	196,461
Intangible assets, net	61,748	67,770
Bank owned life insurance	169,635	166,125
Right of use lease assets	14,560	14,306
Deferred tax asset, net	55,591	70,067
Other assets	80,099	100,068
Total assets	$7,562,489	$7,586,794
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,387,290	$1,398,234
Interest bearing	4,701,544	4,725,425
Total deposits	6,088,834	6,123,659
Securities sold under agreements to repurchase	204,343	213,721
Interest payable	6,491	5,437
FHLB borrowings	238,712	263,787
Junior subordinated debentures, net	24,224	24,058
Subordinated debt, net	87,373	106,755
Lease liabilities	14,873	14,615
Other liabilities	39,142	41,558
Total liabilities	6,703,992	6,793,590
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 24,556,622 and 24,479,708 shares in 2024 and 2023, respectively; outstanding 23,904,051 and 23,827,137 shares in 2024 and 2023, respectively)	100,227	99,919
Additional paid-in capital	512,415	509,314
Retained earnings	381,736	338,662
Deferred compensation	2,147	2,629
Accumulated other comprehensive loss	(116,692)	(136,427)
Treasury stock, at cost (652,571 shares in 2024 and 652,571 shares in 2023)	(21,336)	(20,893)
Total stockholders’ equity	858,497	793,204
Total liabilities and stockholders’ equity	$7,562,489	$7,586,794

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$81,775	$69,143	$239,158	$183,747
Interest on investment securities	7,036	9,284	21,846	23,604
Interest on certificates of deposit investments	39	15	102	44
Interest on federal funds sold	28	114	53	297
Interest on deposits with other financial institutions	2,304	1,882	6,378	2,547
Total interest income	91,182	80,438	267,537	210,239
Interest expense:
Interest on deposits	28,341	22,047	80,775	51,394
Interest on securities sold under agreements to repurchase	1,444	1,625	5,115	4,811
Interest on FHLB borrowings	2,194	4,761	6,756	13,719
Interest on other borrowings	1	(12)	1	(3)
Interest on junior subordinated debentures	567	545	1,646	1,314
Interest on subordinated debentures	1,092	1,029	3,466	3,003
Total interest expense	33,639	29,995	97,759	74,238
Net interest income	57,543	50,443	169,778	136,001
Provision for credit losses	1,266	5,911	1,992	5,552
Net interest income after provision for credit losses	56,277	44,532	167,786	130,449
Other income:
Wealth management revenues	5,816	4,940	16,543	15,795
Insurance commissions	6,003	5,199	21,747	19,416
Service charges	3,121	2,994	9,304	7,583
Securities gains (losses), net	(277)	3,389	(433)	3,337
Mortgage banking revenue, net	1,109	846	2,853	1,328
ATM/debit card revenue	4,267	3,766	12,603	10,114
Bank owned life insurance	1,196	1,024	3,509	3,854
Other	1,788	895	3,797	3,591
Total other income	23,023	23,053	69,923	65,018
Other expense:
Salaries and employee benefits	31,565	25,422	92,177	75,037
Net occupancy and equipment expense	8,055	6,929	23,122	18,969
Net other real estate owned expense	107	902	171	1,062
FDIC insurance	829	785	2,600	2,324
Amortization of intangible assets	3,405	2,568	10,242	5,567
Stationery and supplies	482	335	1,243	942
Legal and professional	2,573	1,844	7,558	5,314
ATM/debit card	1,869	1,751	4,341	3,990
Marketing and donations	836	764	2,512	2,326
Other	4,212	5,796	14,720	13,184
Total other expense	53,933	47,096	158,686	128,715
Income before income taxes	25,367	20,489	79,023	66,752
Income taxes	5,885	5,372	19,293	15,888
Net income	$19,482	$15,117	$59,730	$50,864
Per share data:
Basic net income per common share	$0.81	$0.68	$2.50	$2.41
Diluted net income per common share	0.81	0.68	2.49	2.40
Cash dividends declared per common share	0.24	0.23	0.70	0.69

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$19,482	$15,117	$59,730	$50,864
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of ($11,316) and $10,183 for three months ended September 30, 2024 and 2023, respectively and ($7,300) and $10,223 for the nine months ended September 30, 2024 and 2023, respectively	30,106	(24,931)	19,421	(25,027)
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit (expense) of $77 and ($983) for three months ended September 30, 2024 and 2023, respectively and $119 and ($968) for the nine months ended September 30, 2024 and 2023, respectively	(200)	2,406	(314)	2,369
Other comprehensive income (loss), net of taxes	30,306	(27,337)	19,735	(27,396)
Comprehensive income	$49,788	$(12,220)	$79,465	$23,468

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2024 and 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645
Net income	—	—	19,482	—	—	—	19,482
Other comprehensive income, net tax	—	—	—	—	30,306	—	30,306
Cash dividends on common stock (.24/share)	—	—	(5,713)	—	—	—	(5,713)
Forfeiture of 1,201 restricted shares pursuant to the 2017 stock incentive plan	(4)	(34)	—	—	—	—	(38)
Issuance of 9,384 common shares pursuant to the employee stock purchase plan	37	217	—	—	—	—	254
Deferred compensation	—	—	—	292	—	(255)	37
Vested restricted shares/units compensation expense	—	51	—	473	—	—	524
September 30, 2024	$100,227	$512,415	$381,736	$2,147	$(116,692)	$(21,336)	$858,497

June 30, 2023	$86,670	$428,504	$315,636	$1,502	$(151,566)	$(20,059)	$660,687
Net income	—	—	15,117	—	—	—	15,117
Other comprehensive loss, net tax	—	—	—	—	(27,337)	—	(27,337)
Cash dividends on common stock (.230/share)	—	—	(4,701)	—	—	—	(4,701)
Issuance of 11,624 common shares pursuant to the employee stock purchase plan	46	192	—	—	—	—	238
Issuance of 3,290,222 common shares pursuant to the acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Deferred compensation	—	—	—	153	—	(186)	(33)
Vested restricted shares/units compensation expense	—	52	—	417	—	—	469
September 30, 2023	$99,877	$509,095	$326,052	$2,072	$(178,903)	$(20,245)	$737,948

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	59,730	—	—	—	59,730
Other comprehensive loss, net tax	—	—	—	—	19,735	—	19,735
Cash dividends on common stock (0.70/share)	—	—	(16,656)	—	—	—	(16,656)
Issuance of 45,995 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	185	1,356	—	—	—	—	1,541
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 25,319 common shares pursuant to the employee stock purchase plan	101	551	—	—	—	—	652
Deferred compensation	—	—	—	(1,934)	—	(443)	(2,377)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,485	—	—	—	—	1,485
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	160	—	1,452	—	—	1,612
September 30, 2024	$100,227	$512,415	$381,736	$2,147	$(116,692)	$(21,336)	$858,497

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2023

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	50,864	—	—	—	50,864
Other comprehensive loss, net tax	—	—	—	—	(27,396)	—	(27,396)
Cash dividends on common stock (0.69/share)	—	—	(14,096)	—	—	—	(14,096)
Issuance of 54,498 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	218	1,404	—	—	—	—	1,622
Issuance of 4,350 common shares pursuant to 2017 stock incentive plan	17	103	—	—	—	—	120
Issuance of 28,762 common shares pursuant to the employee stock purchase plan	115	552	—	—	—	—	667
Issuance of 3,290,222 common shares pursuant to the acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Purchase of 170 shares of treasury stock	—	—	—	—	—	(5)	(5)
Deferred compensation	—	—	—	(1,036)	—	(187)	(1,223)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	169	—	1,044	—	—	1,213
September 30, 2023	$99,877	$509,095	$326,052	$2,072	$(178,903)	$(20,245)	$737,948

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$59,730	$50,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,992	5,552
Depreciation, amortization and accretion, net	15,630	9,971
Change in cash surrender value of bank owned life insurance	(3,509)	(2,878)
Change in bank owned life insurance	—	(976)
Stock-based compensation expense	1,741	1,213
Operating lease payments	(2,502)	(2,414)
Loss (gain) on investment securities, net	433	(3,337)
(Gain) loss on sales and write downs of other real estate owned, net	(33)	1,227
Loss on sale of other assets	8	69
Gain on sale of loans held for sale, net	(2,631)	(934)
Gain on repayment of subordinated debentures	(493)	—
Increase in accrued interest receivable	(3,305)	(4,090)
Increase in accrued interest payable	1,393	2,306
Origination of loans held for sale	(103,534)	(51,413)
Proceeds from sale of loans held for sale	103,060	46,452
Decrease (increase) in other assets	21,398	(2,351)
Decrease in other liabilities	(3,227)	(5,692)
Net cash provided by operating activities	86,151	43,569
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	245	690
Purchases of certificates of deposit investments	(2,275)	(245)
Proceeds from sales of securities available-for-sale	32,338	265,145
Proceeds from maturities of securities available-for-sale	71,126	80,932
Proceeds from maturities of securities held-to-maturity	—	695
Purchases of securities available-for-sale	(16,299)	(1,063)
Purchase of securities held-to-maturity	(57)	—
Net (increase) decrease in loans	(33,305)	21,078
Purchases of premises and equipment	(3,703)	(3,021)
Proceeds from sale of premises and equipment	7	—
Proceeds from sales of other real property owned	318	1,754
Proceeds from bank owned life insurance death benefit	—	2,048
Net cash (used in) provided by acquisition	(8,944)	44,621
Net cash provided by investing activities	39,451	412,634
Cash flows from financing activities:
Net decrease in deposits	(34,825)	(105,649)
Decrease in repurchase agreements	(9,378)	(6,436)
Proceeds from FHLB advances	75,000	150,000
Repayment of FHLB advances	(100,000)	(250,000)
Repayment of subordinated debenture	(19,455)	—
Proceeds from issuance of common stock	839	787
Purchase of treasury stock	—	(5)
Dividends paid on common stock	(16,656)	(14,096)
Net cash used in financing activities	(104,475)	(225,399)
Increase in cash and cash equivalents	21,127	230,804
Cash and cash equivalents at beginning of period	143,064	152,433
Cash and cash equivalents at end of period	$164,191	$383,237

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$96,705	$70,857
Income taxes, net of refunds	(1,445)	16,627
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$491	$648
Initial recognition of right-of-use assets	2,404	659
Initial recognition of lease liabilities	2,404	659
Dividends reinvested in common stock	—	—

Supplemental disclosures for purchases of capital stock
Fair value of assets acquired	$11,449	$1,328,280
Consideration paid:
Cash paid	9,000	10,172
Common stock issued	—	93,508
Total consideration paid	9,000	103,680
Fair value of liabilities assumed	$2,449	$1,224,600

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2024 and 2023, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2024 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024. The Company operates as a one-segment entity for financial reporting purposes. The 2023 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 399,983 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 53,766 and 60,550 shares of restricted stock during the nine months ended September 30, 2024 and 2023, respectively, and 39,150 and 37,900 restricted stock units during the nine months ended September 30, 2024 and 2023, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2024 and 2023, 25,319 shares and 28,762 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2.8 million, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

Unrealized Losses on Securities
September 30, 2024
Net unrealized losses on securities available-for-sale	$(159,109)
Tax benefit	42,417
Balance at September 30, 2024	$(116,692)

December 31, 2023
Net unrealized losses on securities available-for-sale	$(192,149)
Tax benefit	55,722
Balance at December 31, 2023	$(136,427)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$(277)	$3,389	$(433)	$3,337	Securities (loss) gain, net
Tax effect	77	(983)	119	(968)	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$(200)	$2,406	$(314)	$2,369	Net reclassified amount

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

In November 2023, the Financial Accounting Standards Board issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items” that comprise the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments will require all annual disclosures that are currently required to be reported on an interim basis and requires disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. ASU 2023-07 also requires entities that have a single reportable segment, such as the Company, to provide all disclosures required in this update and the existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-07 and does not expect them to have a material effect on the consolidated financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic net income per common share
Available to common stockholders:
Net income	$19,482,000	$15,117,000	$59,730,000	$50,864,000
Weighted average common shares outstanding	23,905,099	22,220,438	23,891,430	21,086,802
Basic earnings per common share	$0.81	$0.68	$2.50	$2.41

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$19,482,000	$15,117,000	$59,730,000	$50,864,000
Weighted average common shares outstanding	23,905,099	22,220,438	23,891,430	21,086,802
Dilutive potential common shares: restricted stock awarded	101,548	98,896	97,048	90,144
Diluted weighted average common shares outstanding	24,006,647	22,319,334	23,988,478	21,176,946
Diluted earnings per common share	$0.81	$0.68	$2.49	$2.40

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,259	$1	$(18,091)	$194,169
Obligations of states and political subdivisions	326,751	255	(46,562)	280,444
Mortgage-backed securities: GSE residential	668,554	1,564	(93,269)	576,849
Other securities	67,097	—	(3,007)	64,090
Total available-for-sale	$1,274,661	$1,820	$(160,929)	$1,115,552
Held-to-maturity:
Other investments	$2,298	$—	$—	$2,298
Total held-to-maturity	$2,298	$—	$—	$2,298
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$—	$(26,219)	$211,656
Obligations of states and political subdivisions	337,835	152	(49,371)	288,616
Mortgage-backed securities: GSE residential	714,216	1,158	(113,074)	602,300
Other securities	73,795	—	(4,795)	69,000
Total available-for-sale	$1,363,721	$1,310	$(193,459)	$1,171,572
Held-to-maturity:
Other investments	$2,286	$—	$—	$2,286
Total held-to-maturity	$2,286	$—	$—	$2,286

The Company also had $4.4 million and $4.1 million of equity securities, at fair value, as of September 30, 2024 and December 31, 2023, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of September 30, 2024, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross gains	$11	$3,823	$46	$3,829
Gross losses	(288)	(434)	(479)	(492)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2024 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$181,606	$12,563	$—	$—	$194,169
Obligations of state and political subdivisions	24,154	115,365	139,325	1,600	280,444
Mortgage-backed securities: GSE residential	3,068	4,677	34,374	534,730	576,849
Other securities	46,927	16,383	780	—	64,090
Total available-for-sale investments	$255,755	$148,988	$174,479	$536,330	$1,115,552
Weighted average yield	2.04%	2.38%	2.26%	1.81%	2.01%
Full tax-equivalent yield	2.11%	2.88%	2.70%	1.83%	2.17%
Held to maturity:
Other investments	$—	$—	$—	$2,298	$2,298
Total held-to-maturity	$—	$—	$—	$2,298	$2,298
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2024.

Investment securities carried at approximately $834.1 million and $831.0 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$300	$—	$193,524	$(18,091)	$193,824	$(18,091)
Obligations of states and political subdivisions	13,802	(833)	251,107	(45,729)	264,909	(46,562)
Mortgage-backed securities: GSE residential	—	—	547,233	(93,269)	547,233	(93,269)
Other securities	—	—	58,340	(3,007)	58,340	(3,007)
Total	$14,102	$(833)	$1,050,204	$(160,096)	$1,064,306	$(160,929)
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,288	$(4)	$210,069	$(26,215)	$211,357	$(26,219)
Obligations of states and political subdivisions	22,281	(333)	241,630	(49,038)	263,911	(49,371)
Mortgage-backed securities: GSE residential	5,818	(67)	566,197	(113,007)	572,015	(113,074)
Other securities	5,311	(439)	57,939	(4,356)	63,250	(4,795)
Total	$34,698	$(843)	$1,075,835	$(192,616)	$1,110,533	$(193,459)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2024 there were twenty-eight available-for-sale securities with a fair value of $193.5 million and unrealized losses of $18.1 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were thirty-six available-for-sale securities with a fair value of $210.1 million and unrealized losses of $26.2 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At September 30, 2024, there were two hundred forty-seven obligations of states and political subdivisions with a fair value of $251.1 million and unrealized losses of $45.7 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023 there were two hundred thirty-seven obligations of states and political subdivisions with a fair value of $241.6 million and unrealized losses of $49.0 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2024, there were two hundred forty-two mortgage-backed securities with a fair value of $547.2 million and unrealized losses of $93.3 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were two hundred sixty-three mortgage-backed securities with a fair value of $566.2 million and unrealized losses of $113.0 million in a continuous unrealized loss position for twelve months or more.

Other securities. At September 30, 2024, there were forty other securities with a fair value of $58.3 million and unrealized losses of $3.0 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were forty-three other securities with a fair value of $57.9 million and unrealized losses of $4.4 million in a continuous unrealized loss position for twelve months or more.

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

A summary of loans at September 30, 2024 and December 31, 2023 follows (in thousands):

	September 30, 2024	December 31, 2023
Construction and land development	$192,327	$207,033
Agricultural real estate	385,324	392,265
1-4 family residential properties	511,404	549,843
Multifamily residential properties	340,118	321,537
Commercial real estate	2,465,488	2,416,294
Loans secured by real estate	3,894,661	3,886,972
Agricultural loans	233,074	196,202
Commercial and industrial loans	1,288,940	1,273,637
Consumer loans	63,867	92,142
All other loans	175,217	184,609
Total gross loans	5,655,759	5,633,562
Less: loans held for sale	8,085	4,980
	5,647,674	5,628,582
Less:
Net deferred loan fees, premiums and discounts	41,168	52,997
Allowance for credit losses	68,774	68,675
Net loans	$5,537,732	$5,506,910

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $32.5 million and $29.9 million at September 30, 2024 and December 31, 2023, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At September 30, 2024, the Company’s loan portfolio included $618.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $508.2 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $29.9 million from $588.5 million at December 31, 2023 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $35.8 million from $472.5 million at December 31, 2023. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $226.7 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.1 billion of loans to lessors of non-residential buildings, and $559.7 million of loans to lessors of residential buildings and dwellings.

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

The following table represents the gross commercial real estate loans by property type as of September 30, 2024 (in thousands):

September 30, 2024
Commercial real estate
Owner occupied	$793,289
Non owner occupied
Shopping centers and malls	248,182
Industrial and warehouse	225,889
Hotels and motels	212,145
Skilled nursing facility	163,030
Office	149,736
Retail	116,988
Assisted living facility	115,860
Medical office	96,539
Other property types	343,830
Total commercial real estate	$2,465,488

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment increased by a minor amount for the quarter due to balances hitting 90% of an internal concentration threshold.

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

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, despite macro segment concerns over commercial real estate. The Company has previously increased qualitative factors for those conditions, but believes the stability in the portfolio and improvement in the macro-economic environment warranted a moderate decrease in the factor for the period.

Commercial Real Estate Non Owner Occupied Loans. This segment includes the Company's largest balances. While qualitative factors had been increased in past periods for the economic uncertainty in the macro conditions, the Company did not believe any additional changes were warranted other than minor decrease for falling below the internal concentration thresholds for factor adjustments.

Agricultural Loans. Losses in this segment are very low. Commodity prices have remained depressed for an extended period but yields have experienced increases from previous concerns from the weather. The qualitative factors of this segment were increased in prior periods and the Company added to the factor again at a minor level.

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

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2024
Beginning balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312
Provision for credit loss expense	23	(30)	55	349	(50)	542	377	1,266
Loans charged off	—	—	42	451	—	1	840	1,334
Recoveries collected	5	—	88	9	25	97	306	530
Ending balance	$2,674	$1,342	$3,681	$32,825	$860	$25,569	$1,823	$68,774

Nine months ended September 30, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision for credit loss expense	(249)	(24)	(633)	1,343	391	557	607	1,992
Loans charged off	—	—	143	451	261	643	1,640	3,138
Recoveries collected	5	—	237	175	25	205	598	1,245
Ending balance	$2,674	$1,342	$3,681	$32,825	$860	$25,569	$1,823	$68,774

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2023 and for the year ended December 31, 2023 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2023
Beginning balance	$2,208	$1,370	$3,247	$28,014	$524	$21,544	$1,812	$58,719
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	219	27	629	2,727	245	1,697	367	5,911
Loans charged off	—	—	21	—	132	—	368	521
Recoveries collected	—	—	91	16	3	81	150	341
Ending balance	$2,735	$1,397	$4,070	$31,823	$640	$25,595	$1,981	$68,241

Nine months ended September 30, 2023
Beginning balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	$308	$—	$124	$1,066	$—	$2,273	$20	$3,791
Provision for credit loss expense	191	(36)	88	2,278	450	2,202	379	5,552
Loans charged off	14	—	77	25	408	62	995	1,581
Recoveries collected	—	—	193	347	13	374	459	1,386
Ending balance	$2,735	$1,397	$4,070	$31,823	$640	$25,595	$1,981	$68,241

Twelve months ended December 31, 2023
Beginning Balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	374	(67)	225	1,755	490	2,322	1,005	6,104
Loans charged off	14	—	87	25	408	529	1,568	2,631
Recoveries collected	—	—	216	805	38	576	683	2,318
Ending balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2024 (in thousands):

	Collateral			Allowance
	Real Estate	Business Assets	Total	for Credit Losses
Agricultural real estate	$533	$—	$533	$—
1-4 family residential properties	—	—	—	—
Multifamily residential properties	970	—	970	—
Commercial real estate	7,767	—	7,767	141
Loans secured by real estate	9,270	—	9,270	141
Commercial and industrial loans	—	351	351	—
Total loans	$9,270	$351	$9,621	$141

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of September 30, 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
September 30, 2024
Construction and land development loans
Pass	$48,615	$78,688	$19,261	$16,051	$5,290	$22,542	$—	$190,447
Special mention	—	—	—	—	—	390	—	390
Substandard	—	—	6	—	—	14	—	20
Total	$48,615	$78,688	$19,267	$16,051	$5,290	$22,946	$—	$190,857
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$15,266	$18,873	$157,635	$54,503	$51,161	$80,611	$—	$378,049
Special mention	1,170	196	—	989	—	2,028	—	4,383
Substandard	—	141	966	—	—	1,081	—	2,188
Total	$16,436	$19,210	$158,601	$55,492	$51,161	$83,720	$—	$384,620
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$38,471	$38,789	$76,277	$78,970	$65,886	$117,084	$77,910	$493,387
Special mention	—	—	207	77	—	562	88	934
Substandard	163	625	904	531	822	7,337	639	11,021
Total	$38,634	$39,414	$77,388	$79,578	$66,708	$124,983	$78,637	$505,342
Current period gross writeoffs	$—	$36	$10	$—	$—	$97	$—	$143
Commercial real estate loans
Pass	$149,862	$235,559	$711,647	$542,617	$305,947	$806,776	$—	$2,752,408
Special mention	363	—	4,174	2,051	291	7,367	—	14,246
Substandard	—	49	3,526	476	—	7,582	—	11,633
Total	$150,225	$235,608	$719,347	$545,144	$306,238	$821,725	$—	$2,778,287
Current period gross writeoffs	$—	$—	$151	$—	$—	$300	$—	$451
Agricultural loans
Pass	$127,739	$54,805	$25,999	$15,584	$3,110	$3,917	$—	$231,154
Special mention	327	302	—	—	—	—	—	629
Substandard	53	1,561	17	—	—	—	—	1,631
Total	$128,119	$56,668	$26,016	$15,584	$3,110	$3,917	$—	$233,414
Current period gross writeoffs	$—	$64	$100	$52	$—	$45	$—	$261
Commercial and industrial loans
Pass	$171,046	$262,373	$282,671	$197,515	$124,654	$401,109	$—	$1,439,368
Special mention	189	1,031	1,388	5,927	1,347	7,662	—	17,545
Substandard	65	765	247	185	18	656	—	1,936
Total	$171,300	$264,169	$284,306	$203,627	$126,019	$409,427	$—	$1,458,849
Current period gross writeoffs	$—	$47	$207	$378	$10	$1	$—	$643
Consumer loans
Pass	$4,678	$6,171	$27,723	$13,491	$5,671	$4,856	$—	$62,590
Special mention	—	—	24	—	—	—	—	24
Substandard	—	30	253	191	103	31	—	608
Total	$4,678	$6,201	$28,000	$13,682	$5,774	$4,887	$—	$63,222
Current period gross writeoffs	$71	$43	$154	$126	$48	$1,198	$—	$1,640
Total loans
Pass	$555,677	$695,258	$1,301,213	$918,731	$561,719	$1,436,895	$77,910	$5,547,403
Special mention	2,049	1,529	5,793	9,044	1,638	18,009	88	38,151
Substandard	281	3,171	5,919	1,383	943	16,701	639	29,037
Total	$558,007	$699,958	$1,312,925	$929,158	$564,300	$1,471,605	$78,637	$5,614,591
Current period gross writeoffs	$71	$190	$622	$556	$58	$1,641	$—	$3,138

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Construction and land development loans
Pass	$68,086	$74,065	$27,392	$5,188	$10,795	$19,115	$—	$204,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Total	$68,086	$74,065	$27,392	$5,188	$10,795	$19,551	$—	$205,077
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$19,231	$164,812	$57,815	$53,249	$19,419	$71,189	$—	$385,715
Special mention	206	—	627	—	1,170	1,868	—	3,871
Substandard	—	—	371	—	—	1,175	—	1,546
Total	$19,437	$164,812	$58,813	$53,249	$20,589	$74,232	$—	$391,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$66,119	$96,995	$79,085	$73,073	$26,854	$105,257	$75,700	$523,083
Special mention	—	967	3,184	—	—	3,804	10	7,965
Substandard	152	759	460	396	288	8,865	501	11,421
Total	$66,271	$98,721	$82,729	$73,469	$27,142	$117,926	$76,211	$542,469
Current period gross writeoffs	$10	$—	$—	$—	$14	$63	$—	$87
Commercial real estate loans
Pass	$185,628	$680,099	$548,733	$317,075	$239,323	$701,464	$—	$2,672,322
Special mention	3,666	2,706	1,317	2,159	1,563	7,778	—	19,189
Substandard	—	3,899	520	20	775	7,108	—	12,322
Total	$189,294	$686,704	$550,570	$319,254	$241,661	$716,350	$—	$2,703,833
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$147,993	$27,895	$10,044	$2,549	$1,883	$5,854	$—	$196,218
Special mention	6	10	—	—	38	—	—	54
Substandard	—	—	—	—	—	—	—	—
Total	$147,999	$27,905	$10,044	$2,549	$1,921	$5,854	$—	$196,272
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$290,304	$306,794	$232,198	$154,499	$73,906	$347,957	$—	$1,405,658
Special mention	1,047	1,857	9,982	562	597	28,900	—	42,945
Substandard	—	537	791	58	29	750	—	2,165
Total	$291,351	$309,188	$242,971	$155,119	$74,532	$377,607	$—	$1,450,768
Current period gross writeoffs	$—	$353	$—	$49	$20	$107	$—	$529
Consumer loans
Pass	$9,547	$40,225	$21,264	$10,387	$4,475	$4,035	$—	$89,933
Special mention	—	26	—	—	—	—	—	26
Substandard	86	405	325	139	59	41	—	1,055
Total	$9,633	$40,656	$21,589	$10,526	$4,534	$4,076	$—	$91,014
Current period gross writeoffs	$22	$177	$89	$10	$7	$1,075	$—	$1,380
Total loans
Pass	$786,908	$1,390,885	$976,531	$616,020	$376,655	$1,254,871	$75,700	$5,477,570
Special mention	4,925	5,566	15,110	2,721	3,368	42,350	10	74,050
Substandard	238	5,600	2,467	613	1,151	18,375	501	28,945
Total	$792,071	$1,402,051	$994,108	$619,354	$381,174	$1,315,596	$76,211	$5,580,565
Current period gross writeoffs	$10	$761	$208	$51	$93	$1,508	$—	$2,631

The following table presents the Company’s loan portfolio aging analysis at September 30, 2024 and December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2024
Construction and land development	$—	$6	$450	$456	$190,401	$190,857	$—
Agricultural real estate	141	—	392	533	384,087	384,620	—
1-4 family residential properties	3,081	1,334	2,188	6,603	498,739	505,342	—
Multifamily residential properties	—	—	551	551	337,616	338,167	—
Commercial real estate	581	170	7,561	8,312	2,431,808	2,440,120	—
Loans secured by real estate	3,803	1,510	11,142	16,455	3,842,651	3,859,106	—
Agricultural loans	—	1,190	—	1,190	232,224	233,414	—
Commercial and industrial loans	2,290	784	804	3,878	1,279,753	1,283,631	—
Consumer loans	273	73	135	481	62,741	63,222	—
All other loans	—	—	—	—	175,218	175,218	—
Total loans	$6,366	$3,557	$12,081	$22,004	$5,592,587	$5,614,591	$—
December 31, 2023
Construction and land development	$—	$585	$450	$1,035	$204,042	$205,077	$—
Agricultural real estate	—	—	1	1	391,131	391,132	—
1-4 family residential properties	3,054	530	1,018	4,602	537,867	542,469	—
Multifamily residential properties	150	—	551	701	318,428	319,129	—
Commercial real estate	819	74	3,765	4,658	2,380,046	2,384,704	—
Loans secured by real estate	4,023	1,189	5,785	10,997	3,831,514	3,842,511	—
Agricultural loans	—	—	—	—	196,272	196,272	—
Commercial and industrial loans	673	73	1,531	2,277	1,263,882	1,266,159	—
Consumer loans	983	162	330	1,475	89,539	91,014	—
All other loans	—	—	—	—	184,609	184,609	—
Total loans	$5,679	$1,424	$7,646	$14,749	$5,565,816	$5,580,565	$—

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2024 and December 31, 2023 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	September 30, 2024		December 31, 2023
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$6	$6	$—	$—
Agricultural real estate	1,647	1,647	1,146	1,146
1-4 family residential properties	3,726	4,840	4,679	4,940
Commercial real estate	6,567	9,419	10,237	10,237
Loans secured by real estate	11,946	15,912	16,062	16,323
Commercial and industrial loans	979	979	1,931	1,931
Consumer loans	257	257	578	578
Total loans	$13,182	$17,148	$18,571	$18,832

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $516,000 and $173,000 for the nine months ended September 30, 2024 and 2023, respectively.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable

September 30, 2024
Agricultural real estate	$—	$312	$—	$—	0.01%
1-4 family residential properties	—	47	768	—	0.01%
Commercial real estate	—	874	212	472	0.03%
Loans secured by real estate	—	1,233	980	472	0.05%
Commercial and industrial loans	—	151	119	—	—%
Consumer loans	—	3	10	—	—%
Total	$—	$1,387	$1,109	$472	0.05%
September 30, 2023
Agricultural real estate	$—	$333	$—	$—	0.01%
1-4 family residential properties	—	57	819	—	0.02%
Commercial real estate	—	770	137	—	0.02%
Loans secured by real estate	—	1,160	956	—	0.04%
Commercial and industrial loans	—	218	279	—	0.01%
Consumer loans	—	7	41	—	—%
Total	$—	$1,385	$1,276	$—	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended September 30, 2024 and 2023.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2024
1-4 family residential properties	$—	$—	$—	$—
Loans secured by real estate	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	—	96	116	212
Total loans	$—	$96	$116	$212
September 30, 2023
1-4 family residential properties	$28	$—	$—	$28
Loans secured by real estate	28	—	—	28
Commercial and industrial loans	11	—	—	11
Consumer loans	—	—	16	16
Total loans	$39	$—	$16	$55

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended September 30, 2024 and 2023.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
September 30, 2024
Commercial and industrial loans	—%	7.00
Consumer loans	—%	—
	—%	7.00
September 30, 2023
Commercial and industrial loans	4.75%	5.13
Consumer loans	—%	3.00
	4.75%	4.93

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for nine months ended September 30, 2024 or for the three and nine months ended September 30, 2023.

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

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$207,151	$3,760	$200,221	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	42,411	79,945	34,966
Other intangibles	30,857	12,478	26,552	10,620
	$320,968	$61,664	$309,733	$52,361

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

The following table provides a reconciliation of the purchase price paid for the acquisition of Blackhawk and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$26,955
Less purchase accounting adjustments:
Fair value of securities	$(25,521)
Fair value of loans, net	(43,477)
Fair value of premises and equipment	(3,856)
Fair value of time deposits	2,311
Fair value of subordinated and junior subordinated debentures	3,707
Increase in core deposit intangible	33,731
Increase in mortgage servicing rights	3,344
Other assets	6,619
		(23,142)
		$50,097

During the quarter ended September 30, 2024, goodwill of $6.9 million was recorded for the acquisition of the stock of Mid Rivers Insurance Group, Inc. (MRIG) in connection with its insurance business. First Mid Insurance was assigned all this goodwill. The following provides a reconciliation of the purchase price paid for Mid Rivers Insurance Group, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,059
Less purchase accounting adjustments:
Insurance Company intangible	$4,305
Other liabilities	(1,176)
		3,129
		$6,930

During the quarter ended June 30, 2023, goodwill of $6.0 million was recorded for the acquisition of the stock of Purdum, Gray, Ingledue, Beck, Inc., in connection with its insurance business. First Mid Insurance was assigned all this goodwill. The following provides a reconciliation of the purchase price paid for Purdum, Gray, Ingledue, Beck, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,145
Less purchase accounting adjustments:
Insurance Company intangible	$5,770
Other liabilities	(1,576)
		4,194
		$5,951

The Company has mortgage servicing rights acquired in previous acquisitions. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2024, September 30, 2023 and December 31, 2023 (in thousands):

	September 30, 2024	September 30, 2023	December 31, 2023
Beginning balance	$6,859	$331	$331
Mortgage servicing rights acquired during period	—	7,062	7,070
Adjustment to valuation reserve	(77)	0	(8)
Mortgage servicing rights amortized	(939)	(161)	(524)
Interest only strip	(8)	(8)	(10)
Ending balance	$5,835	$7,224	$6,859

Total amortization expense for three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Core deposit intangibles	$2,416	$1,857	$7,445	$3,916
Customer list intangibles	702	578	1,858	1,490
Mortgage servicing rights	287	133	939	161
	$3,405	$2,568	$10,242	$5,567

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/24 - 09/30/24	$10,242
Estimated amortization expense:
For period 10/01/24 - 12/31/24	3,436
For year ended 12/31/25	12,310
For year ended 12/31/26	10,594
For year ended 12/31/27	9,330
For year ended 12/31/28	8,116

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2024 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $204.3 million at September 30, 2024, a decrease of $9.4 million from $213.7 million at December 31, 2023. All the transactions have overnight maturities with a weighted average rate of 3.05%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2024	December 31, 2023
US Treasury securities and obligations of U.S. government corporations and agencies	$63,127	$46,544
Mortgage-backed securities: GSE: residential	141,216	167,177
Total	$204,343	$213,721

Gross FHLB borrowings, were $238.6 million and $263.6 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 the advances were as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,169	$—	$194,169	$—
Obligations of states and political subdivisions	280,444	—	280,444	—
Mortgage-backed securities	576,849	—	576,849	—
Other securities	64,090	—	58,123	5,967
Total available-for-sale securities	1,115,552	—	1,109,585	5,967
Equity securities	4,424	4,424	—	—
Loans held for sale	8,085	—	8,085	—
Derivative assets: interest rate swaps	2,339	—	2,339	—
Total assets	$1,130,400	$4,424	$1,120,009	$5,967

Derivative liabilities: interest rate swaps	$1,755	$—	$1,755	$—
December 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,656	$—	$211,656	$—
Obligations of states and political subdivisions	288,616	—	288,616	—
Mortgage-backed securities	602,300	—	602,300	—
Other securities	69,000	—	62,837	6,163
Total available-for-sale securities	1,171,572	—	1,165,409	6,163
Equity securities	4,074	4,074	—	—
Loans held for sale	4,980	—	4,980	—
Derivative assets: interest rate swaps	3,166	—	3,166	—
Total assets	$1,183,792	$4,074	$1,173,555	$6,163

Derivative liabilities: interest swaps	$2,217	$—	$2,217	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023 is summarized as follows (in thousands):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$5,966	$5,966	$—	$6,163	$6,163
Transfers into Level 3	—	1	1	—	3	3
Maturities	—	—	—	—	(199)	(199)
Ending balance	$—	$5,967	$5,967	$—	$5,967	$5,967

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Obligation of State and Political Subdivisions	Other	Total	Obligation of State and Political Subdivisions	Other	Total
Beginning balance	$—	$5,760	$5,760	$—	$10,000	$10,000
Transfers into Level 3	—	—	—	—	10	10
Transfers out of Level 3	—	—	—	—	(4,250)	(4,250)
Ending balance	$—	$5,760	$5,760	$—	$5,760	$5,760

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2024 was $594,000 and a fair value of $579,000 resulting in specific loss exposures of $15,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2024 was $1.8 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $47,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Collateral dependent loans	$579	$—	$—	$579
Foreclosed assets held for sale	47	—	—	47
December 31, 2023
Collateral dependent loans	$1,028	$—	$—	$1,028
Foreclosed assets held for sale	24	—	—	24

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2024 and December 31, 2023.

September 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$579	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	20%
Foreclosed assets held for sale	47	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,028	Third party valuations	Discount to reflect realizable value	0% - 40%	20%
Foreclosed assets held for sale	24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	35%

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets
Cash and due from banks	$164,165	$164,165	$164,165	$—	$—
Federal funds sold	26	26	26	—	—
Certificates of deposit investments	3,500	3,500	—	3,500	—
Available-for-sale securities	1,115,552	1,115,552	—	1,109,585	5,967
Held-to-maturity securities	2,298	2,298	2,298	—	—
Equity securities	4,424	4,424	4,424	—	—
Loans held for sale	8,085	8,085	—	8,085	—
Loans net of allowance for credit losses	5,537,732	5,228,689	—	—	5,228,689
Interest receivable	38,387	38,387	—	38,387	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,555	9,555	—	9,555	—
Financial liabilities
Deposits	$6,088,834	$6,007,297	$—	$5,053,589	$953,708
Securities sold under agreements to repurchase	204,343	204,343	—	204,343	—
Interest payable	6,491	6,491	—	6,491	—
Federal Home Loan Bank borrowings	238,712	238,911	—	238,911	—
Subordinated debt, net	87,373	85,637	—	104,836	—
Junior subordinated debentures, net	24,224	21,076	—	21,076	—

December 31, 2023
Financial assets
Cash and due from banks	$134,082	$134,082	$134,082	$—	$—
Federal funds sold	8,982	8,982	8,982	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,171,572	1,171,572	—	1,165,409	6,163
Held-to-maturity securities	2,286	2,286	2,286	—	—
Equity securities	4,074	4,074	4,074	—	—
Loans held for sale	4,980	4,980	—	4,980	—
Loans net of allowance for credit losses	5,506,910	5,235,525	—	—	5,235,525
Interest receivable	35,082	35,082	—	35,082	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,758	9,758	—	9,758	—
Financial liabilities
Deposits	$6,123,659	$6,042,277	$—	$5,076,066	$966,211
Securities sold under agreements to repurchase	213,721	213,714	—	213,714	—
Interest payable	5,437	5,437	—	5,437	—
Federal Home Loan Bank borrowings	263,787	261,206	—	261,206	—
Subordinated debentures	106,755	102,018	—	102,018	—
Junior subordinated debentures	24,058	21,524	—	21,524	—

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2023	2023
Net interest income	$57,245	$171,635
Provision for credit losses	6,246	6,768
Non-interest income	25,205	73,892
Non-interest expense	60,741	166,430
Income before taxes	15,463	72,329
Income tax expense	3,830	17,069
Net income	$11,633	$55,260

Earnings per share
Basic	$0.52	$2.62
Diluted	$0.52	$2.61

Basic weighted average shares o/s	22,220,438	21,086,802
Diluted weighted average shares o/s	22,319,334	21,176,946

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.5 million and $2.6 million, respectively, during the nine months ended September 30, 2024 and 2023 and $0.1 million and $2.1 million, respectively, during the three months ended September 30, 2024 and 2023.

Note 9 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2024, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	September 30, 2024	September 30, 2023	December 31, 2023
Operating lease right-of-use assets	$14,560	$14,192	$14,306
Operating lease liabilities	14,873	14,503	14,615
Weighted-average remaining lease term (in years)	4.9	5.0	4.9
Weighted-average discount rate	3.18%	2.75%	3.21%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2024	$1,124
2025	3,097
2026	2,916
2027	2,687
2028	2,076
Thereafter	4,851
Total lease payments	16,751
Less imputed interest	(1,878)
Total lease liability	$14,873

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$885	$870	$2,553	$2,448
Short-term lease cost	23	24	89	51
Variable lease cost	216	163	572	577
Total lease cost	1,124	1,057	3,214	3,076
Income from subleases	(110)	(94)	(317)	(281)
Net lease cost	$1,014	$963	$2,897	$2,795

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2024	September 30, 2023
Operating cash flows from operating leases	$2,502	$2,414

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.6	$12,662	$(1,755)

December 31, 2023
Fair value hedges:
Interest rate swap agreements	Other liabilities	5.3	$12,976	$(2,217)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Derivatives	2024	2023	2024	2023
Interest rate swap agreements	Interest income on loans	$(539)	$226	$(364)	$264

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2024	2023	2024	2023
Interest rate swap agreements	Interest income on loans	$539	$(226)	$364	$(264)

As of September 30, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$12,078	$(585)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2024 (dollars in thousands):

September 30, 2024	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	4.2	$29,389	$2,339
Interest rate swap agreements	Other liabilities	4.2	29,389	(2,339)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $59.7 million and $50.9 million for the nine months ended September 30, 2024 and 2023, respectively. Diluted net income per common share was $2.49 and $2.40 for the nine months ended September 30, 2024 and 2023, respectively.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2024 and 2023,

compared to the performance ratios for the year ended December 31, 2023:

	Nine months ended		Year ended
	September 30, 2024	September 30, 2023	December 31, 2023
Return on average assets	1.05%	0.99%	0.97%
Return on average common equity	9.89%	10.23%	10.10%
Average equity to average assets	10.61%	9.62%	9.61%

Total assets were $7.6 billion at September 30, 2024, compared to $7.6 billion as of December 31, 2023. From December 31, 2023 to September 30, 2024, cash and cash equivalents increased $21.1 million, net loan balances increased $30.8 million and investment securities decreased $55.7 million. Net loan balances were $5.5 billion at September 30, 2024 compared to $5.5 billion at December 31, 2023.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.32% for the nine months ended September 30, 2024, up from 2.95% for the same period in 2023. This increase was primarily due to an increase in earning asset yields partially offset by increased rates on interest-bearing deposits and borrowings. Net interest income before the provision for loan losses was $169.8 million compared to net interest income of $136.0 million for the same period in 2023. The increase in net interest income was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023 and increased net interest margin as mentioned above.

Total non-interest income of $69.9 million increased $4.9 million or 7.5% from $65.0 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions, wealth management revenues, and income generated from former Blackhawk Bank customers partially offset by a decrease in bank owned life insurance income and a decrease in the gain or loss on securities.

Total non-interest expense of $158.7 million increased $30.0 million or 23.3% from $128.7 million for the same period last year. The increase was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023 and the related amortization of intangibles and increased size of the bank causing increased expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2024 versus 2023
	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Net interest income	$7,100	$33,777
Provision for credit losses	4,645	3,560
Other income, including securities transactions	(30)	4,905
Other expenses	(6,837)	(29,971)
Income taxes	(513)	(3,405)
Increase in net income	$4,365	$8,866

Credit quality is an area of importance to the Company. Total nonperforming loans were $18.2 million at September 30, 2024, compared to $21.3 million at September 30, 2023 and $20.1 million at December 31, 2023. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.8 million at September 30, 2024 compared to $2.3 million at September 30, 2023 and $1.2 million at December 31, 2023.

The Company’s provision for credit losses for the nine months ended September 30, 2024 and 2023 was $2.0 million and $5.6 million, respectively. Total loans past due 30 days or more were 0.39% of loans at September 30, 2024 compared to 0.23% at September 30, 2023, and 0.26% of loans at December 31, 2023. Loans secured by both commercial and residential real estate comprised approximately 68.8% of the loan portfolio as of September 30, 2024 and 68.9% as of December 31, 2023.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2024 and 2023 and December 31, 2023 was 12.70%, 10.19% and 12.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2024 and 2023, and December 31, 2023 was 15.24%, 12.60% and 14.84%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2023 was primarily due to net income less dividends declared for the period increasing equity and a decrease in risk weighted assets related to a reallocation of the Company's balance sheet resulting in lower risk weighted assets such as cash on hand increasing and investment securities decreasing.

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

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2024 and 2023, were $1.4 billion and $1.1 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $2.6 million and $2.3 million for the assessment during the first nine months of 2024 and 2023, respectively.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2024 as part of the goodwill impairment test and no impairment was identified.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2024 and 2023 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2.3 million and $2.3 million for 2024 and 2023, respectively were 3.26% and 2.90% at September 30, 2024 and 2023, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2024 and 2023 in the following table (dollars in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$160,050	$2,304	5.73%	$90,957	$1,882	8.21%
Federal funds sold	26	28	428.43%	8,561	114	5.28%
Certificates of deposit	3,415	39	4.54%	2,152	16	2.95%
Investment securities:
Taxable	873,865	5,241	2.40%	1,004,994	7,352	2.93%
Tax-exempt (1)	273,799	2,272	3.32%	287,232	2,445	3.40%
Loans net of unearned income (TE) (2)	5,545,915	82,382	5.91%	5,199,885	69,397	5.29%
Total earning assets	6,857,070	92,266	5.35%	6,593,781	81,206	4.89%
Cash and due from banks	98,906			125,014
Premises and equipment	101,576			97,474
Other assets	594,609			524,478
Allowance for credit losses	(68,646)			(64,636)
Total assets	$7,583,515			$7,276,111
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$2,999,374	$17,563	2.33%	$2,646,134	$12,740	1.91%
Savings deposits	663,494	265	0.16%	669,930	190	0.11%
Time deposits	1,065,176	10,513	3.93%	1,081,978	9,117	3.34%
Total interest-bearing deposits	4,728,044	28,341	2.38%	4,398,042	22,047	1.99%
Securities sold under agreements to repurchase	202,973	1,444	2.83%	212,644	1,625	3.03%
FHLB advances	238,723	2,194	3.66%	486,738	4,761	3.88%
Federal funds purchased	—	1	—%	—	—	—%
Subordinated Debt	97,177	1,092	4.47%	105,332	1,028	3.87%
Junior subordinated debt	24,195	567	9.32%	19,258	545	11.23%
Total borrowings	563,068	5,298	3.74%	823,972	7,947	3.83%
Total interest-bearing liabilities	5,291,112	33,639	2.53%	5,222,014	29,994	2.28%
Non interest-bearing demand deposits	1,415,861		2.00%	1,293,422		1.83%
Other liabilities	47,848			65,265
Stockholders' equity	828,694			695,410
Total liabilities and equity	$7,583,515			$7,276,111
Net interest income		$58,627			$51,212
Net interest spread			2.82%			2.61%
Impact of non interest-bearing funds			0.53%			0.45%
TE net yield on interest-bearing assets			3.35%			3.06%

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$153,815	$6,378	5.53%	$47,522	$2,547	7.17%
Federal funds sold	380	53	18.60%	8,116	297	4.90%
Certificates of deposit	2,903	102	4.70%	1,886	44	3.13%
Investment securities:
Taxable	887,647	16,128	2.42%	972,346	17,785	2.44%
Tax-exempt (1)	274,739	7,238	3.51%	280,675	7,365	3.50%
Loans net of unearned income (TE) (2)	5,533,151	239,934	5.79%	4,923,327	184,468	5.01%
Total earning assets	6,852,635	269,833	5.26%	6,233,872	212,506	4.56%
Cash and due from banks	99,239			131,876
Premises and equipment	101,556			92,624
Other assets	608,385			488,314
Allowance for credit losses	(68,545)			(60,956)
Total assets	$7,593,270			$6,885,730
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,019,098	$51,461	2.28%	$2,489,962	$31,862	1.71%
Savings deposits	686,383	628	0.12%	643,343	549	0.11%
Time deposits	1,023,647	28,686	3.74%	922,944	18,983	2.75%
Total interest-bearing deposits	4,729,128	80,775	2.28%	4,056,249	51,394	1.69%
Securities sold under agreements to repurchase	224,345	5,115	3.05%	223,396	4,811	2.88%
FHLB advances	248,785	6,756	3.63%	504,409	13,719	3.64%
Federal funds purchased	—	1	—%	256	9	4.70%
Subordinated debt	103,311	3,466	4.48%	98,208	3,003	4.09%
Junior subordinated debentures	24,140	1,646	9.11%	19,356	1,314	9.08%
Total borrowings	600,581	16,984	3.78%	845,625	22,844	3.61%
Total interest-bearing liabilities	5,329,709	97,759	2.45%	4,901,874	74,238	2.02%
Non interest-bearing demand deposits	1,407,721		1.94%	1,265,188		1.61%
Other liabilities	50,502			55,994
Stockholders' equity	805,338			662,674
Total liabilities and equity	$7,593,270			$6,885,730
Net interest income		$172,074			$138,268
Net interest spread			2.81%			2.54%
Impact of non interest-bearing funds			0.51%			0.41%
TE net yield on interest-earning assets			3.32%			2.95%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2024, compared to the same period in 2023 (in thousands):

	Three months ended September 30, 2024 compared to 2023 Increase/(Decrease)			Nine months ended September 30, 2024 compared to 2023 Increase/(Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$422	$3,530	$(3,108)	$3,831	$4,889	$(1,058)
Federal funds sold	(86)	(892)	806	(244)	(627)	383
Certificates of deposit investments	23	12	11	58	30	28
Investment securities:
Taxable	(2,111)	(885)	(1,226)	(1,657)	(1,515)	(142)
Tax-exempt (2)	(173)	(112)	(61)	(127)	(156)	29
Loans (2) (3)	12,985	4,703	8,282	55,466	24,576	30,890
Total interest income	$11,060	$6,356	$4,704	$57,327	$27,197	$30,130
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$4,823	$1,822	$3,001	$19,599	$7,630	$11,969
Savings deposits	75	(12)	87	79	33	46
Time deposits	1,396	(919)	2,315	9,703	2,257	7,446
Securities sold under agreements to repurchase	(181)	(74)	(107)	304	20	284
FHLB advances	(2,567)	(2,310)	(257)	(6,963)	(6,926)	(37)
Federal funds purchased	1	—	1	(8)	(4)	(4)
Subordinated debt	64	(400)	464	463	163	300
Junior subordinated debentures	22	455	(433)	332	327	5
Other debt	12	12	—	12	—	12
Total interest expense	3,645	(1,426)	5,071	23,521	3,500	20,021
Net interest income	$7,415	$7,782	$(367)	$33,806	$23,697	$10,109

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $33.8 million, or 24.4%, to $172.1 million for the nine months ended September 30, 2024, from $138.3 million for the same period in 2023. Net interest income and net interest margin increased primarily due to an increase in earning asset yields partially offset by the increase in deposit and borrowing rates.

For the nine months ended September 30, 2024, average earning assets increased $618.8 million, or 9.9%, and average interest-bearing liabilities increased $427.8 million or 8.7% compared with average balances for the same period in 2023.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions increased $106.3 million or 223.7%.
•
Average federal funds sold decreased $7.7 million or 95.3%.
•
Average certificates of deposits investments increased $1.0 million or 53.9%.
•
Average loans increased by $609.8 million or 12.4%.
•
Average securities decreased by $90.6 million or 7.2%.
•
Average interest-bearing customer deposits increased by $672.9 million or 16.6%.
•
Average securities sold under agreements to repurchase increased by $0.9 million or 0.4%.
•
Average borrowings and other debt decreased by $246.0 million or 39.5%.

•
Net interest margin increased to 3.32% for the first nine months of 2024 from 2.95% for the first nine months of 2023.

Provision for Loan Losses

The provision for credit losses for the nine months ended September 30, 2024 and 2023 was $2.0 million and $5.6 million, respectively. Net charge offs were $1.9 million for the nine months ended September 30, 2024, compared to net charge offs of $0.2 million for September 30, 2023. Nonperforming loans were $18.2 million and $21.3 million as of September 30, 2024 and 2023, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,				Nine months September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Wealth management revenues	$5,816	$4,940	$876	17.7%	$16,543	$15,795	$748	4.7%
Insurance commissions	6,003	5,199	804	15.5%	21,747	19,416	2,331	12.0%
Service charges	3,121	2,994	127	4.2%	9,304	7,583	1,721	22.7%
Security gains (losses), net	(277)	3,389	(3,666)	-108.2%	(433)	3,337	(3,770)	-113.0%
Mortgage banking revenue, net	1,109	846	263	31.1%	2,853	1,328	1,525	114.8%
ATM/debit card revenue	4,267	3,766	501	13.3%	12,603	10,114	2,489	24.6%
Bank owned life insurance	1,196	1,024	172	16.8%	3,509	3,854	(345)	-9.0%
Other	1,788	895	893	99.8%	3,797	3,591	206	5.7%
Total other income	$23,023	$23,053	$(30)	-0.1%	$69,923	$65,018	$4,905	7.5%

Following are explanations of the changes in these other income categories for the three and nine months ended September 30, 2024 compared to the same period in 2023:

•
Wealth management revenues increased for the nine month period due to increased brokerage and trust fees, partially offset by less agricultural services fee incomes.
•
Insurance commissions increased primarily due to organic growth and the acquisitions of PGIB and MRIG during the second quarter of 2023 and third quarter of 2024, respectively.
•
Fees from service charges increased during the first nine months of 2024 primarily due to the acquisition of Blackhawk Bank in the third quarter of 2023.
•
Net losses from the sale of securities during 2024 were $0.4 million compared to net gains in 2023 of $3.3 million. The Company sold 37 securities during the nine months ended September 30, 2024 with the intent to replace them with higher yielding assets and restructured the balance sheet of Blackhawk Bank after the acquisition in 2023.
•
The increase in mortgage banking income was due to an increase from loans sold in the secondary market and the acquisition of Blackhawk Bank in the third quarter of 2023. First Mid Bank generally releases the servicing rights on loans sold into the secondary market.
•
$100.5 million (representing 579 loans) for the nine months ended September 30, 2024.
•
$45.5 million (representing 318 loans) for the nine months ended September 30, 2023.
•
Revenue from ATMs and debit cards increased due to an increase in activity during the period and the acquisition of Blackhawk Bank in the third quarter of 2023.
•
Bank owned life insurance income decreased approximately $0.3 million during the first nine months of 2024 compared to the same period in 2023 primarily due to a claim payout in 2023.
•
Other income increased primarily due to gains recognized on the repayment of the Company's subordinated debentures being partially offset by late charges on loans being presented as interest income starting in 2024.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$31,565	$25,422	$6,143	24.2%	$92,177	$75,037	$17,140	22.8%
Net occupancy and equipment expense	8,055	6,929	1,126	16.3%	23,122	18,969	4,153	21.9%
Net other real estate owned expense	107	902	(795)	-88.1%	171	1,062	(891)	-83.9%
FDIC insurance	829	785	44	5.6%	2,600	2,324	276	11.9%
Amortization of intangible assets	3,405	2,568	837	32.6%	10,242	5,567	4,675	84.0%
Stationery and supplies	482	335	147	43.9%	1,243	942	301	32.0%
Legal and professional	2,573	1,844	729	39.5%	7,558	5,314	2,244	42.2%
Marketing and donations	836	764	72	9.4%	2,512	2,326	186	8.0%
ATM/debit card expense	1,869	1,751	118	6.7%	4,341	3,990	351	8.8%
Other operating expenses	4,212	5,796	(1,584)	-27.3%	14,720	13,184	1,536	11.7%
Total other expense	$53,933	$47,096	$6,837	14.5%	$158,686	$128,715	$29,971	23.3%

Following are explanations for the changes in these other expense categories for the three and nine months ended September 30, 2024 compared to the same period in 2023:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to the acquisition of Blackhawk Bank and regularly scheduled annual raises occurring during the quarter ended March 31, 2024. This was partially offset by the Company's efficiency improvement efforts. There were 1,207 and 1,224 full-time equivalent employees at September 30, 2024 and 2023, respectively.
•
The increase in occupancy and equipment expense was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023.
•
The decrease in net other real estate owned expense for the nine month period was primarily due to significantly less write downs of other real estate owned compared to the same period in 2023.
•
Expense for amortization of intangible assets increased for the nine months ended September 30, 2024 compared to 2023. Core deposit intangibles and mortgage servicing rights increased due to the acquisition of Blackhawk Bank during the third quarter of 2023. In addition, PGIB was acquired in the second quarter of 2023 and MRIG was acquired in the third quarter of 2024.
•
The increase in all other operating expenses during the first nine months of 2024 was primarily due to the acquisition of Blackhawk Bank during the third quarter of 2023.

Income Taxes

Total income tax expense amounted to $19.3 million (24.4% effective tax rate) for the nine months ended September 30, 2024, compared to $15.9 million (23.7% effective tax rate) for the same period in 2023. The increase in effective rate is primarily related to a one time increase in income tax expense required because of the State of Illinois income apportionment law change that occurred during the quarter ended June 30, 2024.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. As of September 30, 2024, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,259	1.28%	$237,875	1.28%
Obligations of states and political subdivisions	326,751	2.28%	337,835	2.31%
Mortgage-backed securities: GSE residential	668,554	1.91%	714,216	1.91%
Other securities	69,395	4.13%	76,081	3.65%
Total securities	$1,276,959	2.01%	$1,366,007	2.00%

At September 30, 2024, the Company’s investment portfolio decreased by $89.0 million from December 31, 2023 primarily due to the sale of 37 securities, paydowns, calls and maturities of various securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2024 for investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2024 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,259	$194,169	$27,296	$166,536	$—	$—	$—	$337
Obligations of state and political subdivisions	326,751	280,444	37,063	197,128	43,975	—	—	2,278
Mortgage-backed securities (2)	668,554	576,849	—	—	—	—	—	576,849
Other securities	67,097	64,090	—	6,397	18,019	6,732	—	32,942
Total available-for-sale	$1,274,661	$1,115,552	$64,359	$370,061	$61,994	$6,732	$—	$612,406
Held-to-maturity:
Other securities	2,298	2,298	—	—	—	—	—	2,298
Total held-to-maturity	$2,298	$2,298	$—	$—	$—	$—	$—	$2,298
Equity securities:
Federal Agricultural Mtg Corp	85	486	—	—	—	—	—	486
Midwest Independent BankersBank	150	208	—	—	—	—	—	208
Equalize Community Development Fund	3,731	3,730	—	—	—	—	—	3,730
Total equity securities	$3,966	$4,424	$—	$—	$—	$—	$—	$4,424

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$190,857	3.4%	$205,077	3.7%
Agricultural real estate	384,620	6.9%	391,132	7.0%
1-4 family residential properties	505,342	9.0%	542,469	9.7%
Multifamily residential properties	338,167	6.0%	319,129	5.7%
Commercial real estate	2,440,120	43.5%	2,384,704	42.8%
Loans secured by real estate	3,859,106	68.8%	3,842,511	68.9%
Agricultural loans	233,414	4.2%	196,272	3.5%
Commercial and industrial loans	1,283,631	22.9%	1,266,159	22.7%
Consumer loans	63,222	1.1%	91,014	1.6%
All other loans	175,218	3.0%	184,609	3.3%
Total loans	$5,614,591	100.0%	$5,580,565	100.0%

Loan balances increased $34.0 million, or 0.6%. The increase was primarily due to various types of commercial loans increasing and increased seasonal demand for agricultural operating loans partially offset by decreases in consumer loans and agricultural, construction, and 1-4 family residential properties real estate loans decreasing. The balance of real estate loans held for sale, included in the balances shown above, amounted to $8.1 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of the sum of Tier 1 Capital and allowance for loan loss for the periods shown above. At September 30, 2024 and December 31, 2023, First Mid Bank did have industry loan concentrations that exceeded 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	September 30, 2024		December 31, 2023
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$508,245	9.05%	$472,456	8.47%
Lessors of non-residential buildings	1,074,615	19.14%	1,086,152	19.46%
Lessors of residential buildings and dwellings	559,710	9.97%	541,858	9.71%
Hotels and motels	226,689	4.04%	215,386	3.86%

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of September 30, 2024, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$44,952	$57,994	$87,911	$190,857
Agricultural real estate	33,916	125,983	224,721	384,620
1-4 family residential properties	25,235	101,083	379,024	505,342
Multifamily residential properties	30,382	240,422	67,363	338,167
Commercial real estate	208,213	1,448,083	783,824	2,440,120
Loans secured by real estate	342,698	1,973,565	1,542,843	3,859,106
Agricultural loans	185,910	45,330	2,174	233,414
Commercial and industrial loans	434,414	583,312	265,905	1,283,631
Consumer loans	3,250	58,417	1,555	63,222
All other loans	27,810	21,166	126,242	175,218
Total loans	$994,082	$2,681,790	$1,938,719	$5,614,591

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of September 30, 2024, loans with maturities over one year consisted of approximately $2.8 billion in fixed rate loans and approximately $1.8 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Nonaccrual loans	$17,148	$18,832
Modified loans which are performing in accordance with revised terms	1,094	1,296
Total nonperforming loans	18,242	20,128
Repossessed assets	1,834	1,164
Total nonperforming loans and repossessed assets	$20,076	$21,292
Nonperforming loans to loans, before allowance for credit losses	0.33%	0.36%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.36%	0.38%

The $1.7 million decrease in nonaccrual loans during 2024 resulted from the net of $3.4 million of loans put on nonaccrual status offset by $3.0 million of loans becoming current or paid-off, $1.0 million of loans transferred to other real estate and $1.1 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$6	—%	$—	—%
Agricultural real estate	1,647	9.6%	1,146	6.1%
1-4 family residential properties	4,840	28.2%	4,940	26.2%
Commercial real estate	9,419	55.0%	10,237	54.3%
Loans secured by real estate	15,912	92.8%	16,323	86.6%
Commercial and industrial loans	979	5.7%	1,931	10.3%
Consumer loans	257	1.5%	578	3.1%
Total loans	$17,148	100.0%	$18,832	100.0%
Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $0.5 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The $0.7 million increase in repossessed assets during the 2024 resulted from $1.1 million of additional assets repossessed and $0.4 million repossessed assets sold, $47,000 writedowns, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,084	59.1%	$1,130	97.1%
1-4 family residential properties	221	12.1%	33	2.8%
Total real estate	1,305	71.2%	1,163	99.9%
Consumer loans	529	28.8%	1	0.1%
Total repossessed collateral	$1,834	100.0%	$1,164	100.0%

Repossessed assets sold during the first nine months of 2024 resulted in $17,000 net gain or loss of related to real estate asset sales and net gains of $6,000 related to other asset sales. The Company also recognized no deferred losses and recorded $47,000 writedowns on real estate properties owned. Repossessed assets sold during the same period in 2023 resulted in net gains of $0.1 million related to real estate asset sales and net losses of $21,000 related to other asset sales. The Company also recognized no deferred losses and recorded $1.1 million of writedowns on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in Illinois, Missouri, Texas, and Wisconsin areas, where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2024, the

Company’s loan portfolio included $618.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $508.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $29.9 million from $588.5 million at December 31, 2023 while loans concentrated in other grain farming increased $35.8 million from $472.5 million at December 31, 2023. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $226.7 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.1 billion of loans to lessors of non-residential buildings, and $559.7 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of September 30, 2024 and 2023, and of changes in the allowance for the three and nine months ended September 30, 2024 and 2023, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average loans outstanding, net of unearned income	$5,545,915	$5,199,885	$5,533,151	$4,923,327
Allowance-prior year end of period	68,312	58,719	68,675	59,093
Allowance - beginning of period	68,312	58,719	68,675	59,093
Charge-offs:
Construction and land development	—	—	—	14
1-4 family residential	42	21	143	77
Commercial real estate	451	—	451	25
Agricultural	—	132	261	408
Commercial and industrial	1	—	643	62
Consumer	840	368	1,640	995
Total charge-offs	1,334	521	3,138	1,581
Recoveries:
Construction and land development	5	—	5	—
1-4 family residential	88	91	237	193
Commercial real estate	9	16	175	347
Agricultural	25	3	25	13
Commercial and industrial	97	81	205	374
Consumer	306	150	598	459
Total recoveries	530	341	1,245	1,386
Net charge-offs (recoveries)	804	180	1,893	195
Provision for credit losses	1,266	5,911	1,992	5,552
Allowance-end of period	$68,774	$68,241	$68,774	$68,241
Ratio of annualized net charge-offs to average loans	0.06%	0.01%	0.07%	0.01%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.22%	1.23%	1.22%	1.23%
Ratio of allowance for credit losses to nonperforming loans	377%	321%	377%	321%

The increase in the allowance for credit losses to nonperforming loans ratio is primarily due to an increase in the allowance for credit losses and a decrease in nonperforming loans.

During the first nine months of 2024, the Company had net charge offs of $1.9 million compared to net charge offs of $0.2 million in 2023. During the first nine months of 2024, there was two commercial real estate loans to two borrowers totaling $0.5 million. During the first nine months of 2023, there were one agricultural loan to one borrower totaling $0.2 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023 (dollars in thousands):

	Nine months ended September 30, 2024		Nine months ended September 30, 2023		Year ended December 31, 2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,407,721	—%	$1,265,188	—%	$1,312,023	—%
Interest-bearing	3,019,098	2.28%	2,489,962	1.71%	2,618,452	1.83%
Savings	686,383	0.12%	643,343	0.11%	663,760	0.11%
Time deposits	1,023,647	3.74%	922,944	2.75%	961,162	2.98%
Total average deposits	$6,136,849	1.76%	$5,321,437	1.29%	$5,555,397	1.40%

During the first nine months of 2024, the average balance of deposits increased by $581.5 million from the average balance for the year ended December 31, 2023. Average non-interest-bearing deposits increased by $95.7 million, average interest-bearing balances increased by $400.6 million, savings account balances increased $22.6 million, and balances of time deposits increased $62.5 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $22,000.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023 (in thousands):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Year ended December 31, 2023
High month-end balances of total deposits	$6,242,937	$6,346,324	$6,346,324
Low month-end balances of total deposits	6,088,834	5,030,778	5,030,778

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
3 months or less	$229,475	$183,619
Over 3 through 6 months	249,697	231,187
Over 6 through 12 months	109,075	170,641
Over 12 months	79,964	117,657
Total	$668,211	$703,104

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2024 and December 31, 2023 is presented below (dollars in thousands):

	September 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$204,343	$213,721
Federal Home Loan Bank advances:
Fixed term – due in one year or less	40,000	60,000
Fixed term – due after one year	198,712	203,787
Subordinated debt	87,373	106,755
Junior subordinated debentures	24,224	24,058
Total	$554,652	$608,321
Average interest rate at end of period	3.29%	4.41%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$282,285	$231,650
Federal Home Loan Bank advances:
FHLB – overnight	—	150,000
Fixed term – due in one year or less	65,000	105,024
Fixed term – due after one year	223,744	415,005
Other borrowings:
Subordinated debt	106,934	106,755
Junior subordinated debentures	24,224	24,058

Averages for the period (YTD):
Securities sold under agreements to repurchase	$224,345	$225,307
Federal Home Loan Bank advances:
FHLB – overnight	—	55,104
Fixed term – due in one year or less	50,292	95,669
Fixed term – due after one year	198,493	311,424
Other borrowings:
Federal funds purchased	—	192
Subordinated debt	103,311	99,638
Junior subordinated debentures	24,140	21,337
Total	$600,581	$808,671
Average interest rate during the period	3.78%	2.16%

Securities sold under agreements to repurchase decreased $9.4 million during the first nine months of 2024 primarily due to the cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2024 the fixed term advances, consisted of $238.6 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15.0 million. There was no balance on this line of credit as of September 30, 2024. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at September 30, 2024 and 2023, and December 31, 2023.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of September 30, 2024, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On April 26, 2006, the Company completed the issuance and sale of $10.0 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $0.3 million for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points, 6.81% and 7.25% at September 30, 2024 and December 31, 2023, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $0.1 million investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month SOFR plus 185 basis points (7.06% and 7.50% at September 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $0.1 million investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (6.91% and 7.35% at September 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (8.17% and 8.87% at September 30, 2024 and December 31, 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $0.1 million investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (7.25% and 7.69% at September 30, 2024 and December 31, 2023, respectively) and resets quarterly.

The trust preferred securities issued by Trust II, CLST I, FBTCST I, BHST I, and BHST II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15.0 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction.

Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15.0 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however, would not count as Tier 1 regulatory capital.

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt certain rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” The rules permit the retention of an interest in or sponsorship of covered funds by banking entities under $15.0 billion in assets (such as the Company) if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or First Mid Bank.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2024 (dollars in thousands):

	Rate Sensitive Within
	1 year	2 years	3 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$46,093	$—	$—	$—	$—	$46,093	$46,093
Certificates of deposit investments	2,450	1,050	—	—	—	3,500	3,500
Taxable investment securities	129,093	82,054	102,244	283,261	479,317	1,075,969	1,075,968
Nontaxable investment securities	11,922	3,975	619	6,837	22,952	46,305	46,306
Loans	2,531,885	986,657	1,007,778	736,130	352,141	5,614,591	5,228,689
Total	$2,721,443	$1,073,736	$1,110,641	$1,026,228	$854,410	$6,786,458	$6,400,556
Interest-bearing liabilities:
Savings and NOW accounts	$62,851	$—	$—	$—	$2,419,854	$2,482,705	$2,482,705
Money market accounts	1,183,594	—	—	—	—	1,183,594	1,183,594
Other time deposits	912,222	53,318	19,151	49,682	872	1,035,245	953,708
Short-term borrowings/debt	204,343	—	—	—	—	204,343	204,343
Long-term borrowings/debt	114,224	110,263	50,000	50,000	25,823	350,310	345,624
Total	$2,477,234	$163,581	$69,151	$99,682	$2,446,549	$5,256,197	$5,169,974
Rate sensitive assets – rate sensitive liabilities	$244,209	$910,155	$1,041,490	$926,546	$(1,592,139)	$1,530,261
Cumulative GAP	244,209	1,154,364	2,195,854	3,122,400	1,530,261
Cumulative amounts as % of total Rate sensitive assets	3.6%	13.4%	15.3%	13.7%	-23.5%
Cumulative Ratio	3.6%	17.0%	32.4%	46.0%	22.5%

The static GAP analysis shows that at September 30, 2024, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At September 30, 2024, the Company’s stockholders' equity increased $65.3 million or 8.2%, to $858.5 million from $793.2 million as of December 31, 2023. During the first nine months of 2024, net income contributed $59.7 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $19.7 million, net of tax. Dividends of $16.7 million were paid during the first nine months of 2024.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2024 and December 31, 2023, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

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

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital (to risk-weighted assets)
Company	$917,555	15.24%	$631,992	> 10.50%	N/A	N/A
First Mid Bank	873,465	14.55%	630,118	> 10.50%	$600,112	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	764,131	12.70%	511,613	> 8.50%	N/A	N/A
First Mid Bank	807,414	13.45%	510,095	> 8.50%	480,090	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	739,907	12.29%	421,328	> 7.00%	N/A	N/A
First Mid Bank	807,414	13.45%	420,079	> 7.00%	390,073	> 6.50%

Tier 1 capital (to average assets)
Company	764,131	10.14%	301,490	> 4.00%	N/A	N/A
First Mid Bank	807,414	10.76%	300,262	> 4.00%	375,328	> 5.00%

December 31, 2023
Total capital (to risk-weighted assets)
Company	$894,259	14.84%	$632,724	>10.50%	N/A	N/A
First Mid Bank	854,235	14.22%	630,581	>10.50%	$600,553	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	724,186	12.02%	512,205	> 8.50%	N/A	N/A
First Mid Bank	790,917	13.17%	510,470	> 8.50%	480,443	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	700,128	11.62%	421,816	> 7.00%	N/A	N/A
First Mid Bank	790,917	13.17%	420,387	> 7.00%	390,360	> 6.50%
Tier 1 capital (to average assets)
Company	724,186	9.33%	310,587	> 4.00%	N/A	N/A
First Mid Bank	790,917	10.23%	309,151	> 4.00%	386,439	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for September 30, 2024 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of September 30, 2024, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2024, 119,047 shares have been issued pursuant to the ESPP. During the nine months ended September 30, 2024 and 2023, 25,319 shares and 28,762 shares, respectively, were issued pursuant to the ESPP.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $120 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A., $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2024, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2024, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank.

•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of September 30, 2024, the Company had a revolving credit agreement in the amount of $15.0 million with The Northern Trust Company with an outstanding balance of $0 and $15.0 million in available funds. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2024 and 2023 and December 31, 2023.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2024 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,035,245	$912,222	$72,469	$49,682	$872
Debt	111,597	4,068	—	—	107,529
Other borrowing	443,055	244,343	78,712	100,000	20,000
Operating leases	16,751	3,208	5,723	3,968	3,852
Supplemental retirement	1,923	50	250	300	1,323
	$1,608,571	$1,163,891	$157,154	$153,950	$133,576

For the nine months ended September 30, 2024, net cash of $86.2 million was provided by operating activities, $39.5 million was provided by investing activities, and $104.5 million was used in financing activities. In total, cash and cash equivalents increased by $21.1 million since year-end 2023.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Unused commitments and lines of credit:
Commercial real estate	$329,119	$219,117
Commercial operating	630,672	681,360
Home equity	105,788	104,142
Other	338,000	311,907
Total	$1,403,579	$1,316,526
Standby letters of credit	$18,630	$17,401

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$4,061,000
August 1, 2024 - August 31, 2024	—	—	—	4,061,000
September 1, 2024 - September 30, 2024	—	—	—	4,061,000
Total	—	$—	—	$4,061,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit Number	Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2024

Incorporated by reference to Exhibit 10.1 of First Mid Bancshares, Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2024

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

Date: November 8, 2024

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer