Form 10-K
period 2024-12-31
FIRST MID BANCSHARES, INC.
filed 2025-02-28
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 001-36434

FIRST MID BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1421 Charleston Avenue, Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMBH	NASDAQ Global Market
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $704,766,369. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of February 28, 2025, 23,982,333 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2025 Annual Meeting of Shareholders to be held on April 30, 2025	III

PART I

ITEM 1. BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. Through First Mid Bank, the Company owns an investment subsidiary, First Mid Investments, Inc. In addition, the Company wholly owns five statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), FBTC Statutory Trust I ("FBTCST I"), Blackhawk Statutory Trust I (BHST I), and Blackhawk Statutory Trust II (BHST II) all of which are unconsolidated subsidiaries of the Company. On August 15, 2023, the Company acquired Blackhawk Bank, which was merged into First Mid Bank on December 1, 2023. During the quarter ended September 30, 2024 and June 30, 2023 the Company acquired Mid Rivers Insurance Group, Inc. and Purdum, Gray, Ingledue, Beck, Inc. both companies were subsequently merged into First Mid Insurance.

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

Diversity and Inclusion

The Company’s commitment to diversity and inclusion starts with its Board of Directors, which oversees the culture and holds management accountable to build and maintain a diverse and inclusive environment. Creating and maintaining a work environment where every employee is treated with dignity and respect is fundamental to ensuring they can fully focus on performing their jobs to the best of their ability. The Company recognizes that its success depends on continually strengthening its culture of inclusion, where all employees feel valued and empowered to contribute.

Talent Engagement

For the past seven years, the Company has partnered with a trusted industry leader to conduct an annual employee engagement survey. In 2024, 96% of employees participated, providing a high level of confidence that the results accurately reflect employee sentiment and highlight genuine areas for improvement.

To celebrate outstanding contributions, the Company’s CEO sponsors the annual Chairman’s Award for Excellence. This prestigious award allows employees to nominate peers who have consistently exceed expectations or achieve exceptional results while embodying the Company’s core values.

The CEO also hosts a quarterly all-employee call to keep the workforce informed about Company updates and key initiatives. During these calls, employees are encouraged to submit questions for management to address. A cherished tradition of these calls is the recognition of top-performing employees, both for their achievements at work and their positive impact in the communities the Company serves.

Talent Development

The Company supports the personal and professional development of its employees through a variety of initiatives. Employees are offered tuition reimbursement of up to $3,500 annually for eligible educational courses, empowering them to pursue continued education and skill development. Additionally, all employees complete annual regulatory training tailored to their specific job functions, through a partnership with a third-party provider. To further enhancing learning, employees have access to a robust library of career development content within the Company’s online learning management system.

Development opportunities also include a job-shadowing program, allowing employees to observe and experience other roles within the organization. This program helps employees explore potential career paths, identify roles that align with their goals, and gain a broader understanding of the Company. Together, these initiatives reflect the Company’s ongoing commitment to fostering employee growth and supporting their career advancement.

The Company offers a range of professional development trainings to support job-specific skills, leadership growth, and compliance requirements. One example is The Banker Basics Mentor Program, designed to develop its frontline employees. In this program, experienced team members are selected by management to mentor and train new hires, focusing on core systems, customer service, and transaction processing. New employees spend their first ten days working one-on-one with a peer, gaining valuable on-the-job learning and support.

To enhance leadership skills, in 2021 the Company implemented the Leadership Development Training: New to Manager Role program. This training equips managers with essential skills in hiring, coaching, holding crucial conversations, and driving employee engagement. Additionally, the Company provides advanced leadership training based on the principles outlined in the book The Leadership Pipeline. This interactive program targets executive, upper, and mid-level management, emphasizing the importance of coaching and mentoring team members. The purpose of this engaging program is to educate leaders that their role is to coach and mentor their team members. Regular one-on-one meetings with purposeful conversations is an expectation because it leads to better results and engagement of their team. After the formal training, participants deepen their learning through six months of follow-up cohort meetings, guided by the CEO and CHRO. In 2024, the Company further supported leadership growth by training 44 managers through its Leader of Leaders and Leader of Others programs.

Lastly, succession planning is conducted annually for the Company’s most senior leaders and high impact roles. The process includes identifying potential successors for different positions and assessing their readiness level to fill the role should it become vacant. Management focuses on intentional development with activities needed to prepare the employee for the next level.

Total Rewards

The Company is committed to enhancing employee’s overall experience by offering a competitive total rewards package, including compensation and benefits, designed to support and reward their contributions. In 2024, the Company prioritized its workforce by making meaningful investments to ensure ongoing competitiveness in the market. For compensation, the Company increased the starting rate of pay an additional $0.50 per hour, for the second consecutive year, positively impacting many entry level employees. Additionally, market pay adjustments were implemented for employees with 3 years of tenure or more and a certain performance score, helping to address wage compression and bring their pay closer to the midpoint of the salary range. All salary range bands were increased by 7%, providing employees with even greater opportunities for growth and earning potential within their roles. In addition, the Company provided more than 50 hourly and salaried employees with spot bonuses in recognition of work on significant projects, as well as provided over 140 employees with a bonus for the extra work during an acquisition. To further support employees, the Company enhanced its benefits offering to promote health and financial well-being. A chronic condition management program was introduced at no cost to employees and their covered dependents enrolled in our medical plans, providing valuable resources to manage their health effectively.

The Company continues to offer a wide array of benefits for its employees including:

•
Medical, Dental, and Vision Insurance Plans
•
Flexible Spending Accounts
•
Health Savings Accounts with a Company Matching Contribution
•
Company provided Life and AD&D Insurance
•
Company provided Long Term Disability
•
Company provided Employee Assistance Program
•
Company provided Checking Account
•
401(k) Plan including a Company Match
•
Employee Stock Purchase Plan with an Employee Discount
•
Voluntary Ancillary Insurance Plans (Employee, Spouse, and Child Life and AD&D, Short-Term Disability, Accident, and Critical Illness)
•
Paid Time Off (Vacation, Sick, Volunteer and Personal Time)
•
Maternity/Paternity Paid Leave
•
Tuition Reimbursement
•
Computer Purchase Program
•
Dress Professional Program
•
Service Anniversary/Retirement Recognition and Award
•
Chairman’s Award – Top Peer Recognition
•
Volunteer Time Recognition
•
Company Apparel – Company Pays 50%
•
Opportunity for Bonus and Stock awards
•
Employee Referral Program
•
Verizon Cell Phone Discount

•
First Mid Marketplace Discount Program
•
Job Shadowing

Encouraging Volunteerism

The Company invests in and contributes to the growth and development of its communities. The Commitment to the Communities program encourages employees to be engaged in the communities where they live and work. In 2024, the Company’s employees volunteered 22,321 hours to organizations in their communities, compared to 19,066 hours in 2023. The Company also encourages employees to serve in leadership roles in these organizations as part of their professional development. Over 41% of the Company’s workforce contributed to its annual United Way campaign and contributed an impressive $78,000. The Company matches 100% of those donations in the sequent year which resulted in a total contribution to the United Way of over $167,000 back to our communities in 2024.

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

Within the community banking line, the Company has focused on a variety of lending and deposit services products that meet the needs of the communities it serves. The Company has achieved significant growth in these areas. Total commercial real estate loans have increased from $1.2 billion at December 31, 2020 to $2.4 billion at December 31, 2024. Approximately 72% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2024. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

Strategy for Operations and Infrastructure. Operationally, the Company centralizes most administrative and operational tasks within its home office in Mattoon, Illinois. This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as practicable, and allows for better management of risk inherent in the business. The Company also utilizes technology where practicable in daily banking activities to reduce the potential for human error. While the Company does not employ every new technology that is introduced, it attempts to be competitive with other banking organizations with respect to operational and customer technology.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the senior management, must approve all underwriting decisions in excess of $10 million and up to $30 million. The Board of Directors must approve all underwriting decisions in excess of $30 million. The legal lending limit for First Mid Bank was $132.1 million at December 31, 2024. While the underlying nature of lending will result in some amount of credit losses, First Mid's credit loss experience has been good with average net charge offs amounting to $2.6 million (0.06% of total loans) over the past five years. Nonperforming loans were $29.8 million (0.53% of total loans) at December 31, 2024. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment can lead to some amount of compression in the net interest margin. For 2024, the Company’s net interest margin on a tax-effected basis increased to 3.34% as of December 31, 2024 from 3.05% in December 31, 2023 primarily due to the repricing of earning assets catching up to the increased cost of funding experienced in 2023.

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

During 2024, First Mid Bank operated branches in the Illinois counties of Adams, Boone, Champaign, Christian, Clark, Coles, Cumberland, Douglas, Edgar, Effingham, Jackson, Jefferson, Kane, Knox, Lawrence, Macon, Madison, McHenry, McLean, Moultrie, Peoria, Piatt, Saline, St. Clair, Wabash, White, Williamson, and Winnebago, Missouri counties of Boone, Camden, Cole, Lincoln, St. Charles and St. Louis, Wisconsin county of Rock, and the Texas county of Tarrant. Each branch primarily serves the community in which it is located. First Mid Bank served sixty-three different communities with fifty-nine separate locations in Illinois, eighteen locations in Missouri, three locations in Wisconsin, one location in Texas, and one office in Indiana dedicated for agency finance and loan production.

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
•
Provides for disclosure and other requirements relating to executive compensation and corporate governance.
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

As of December 31, 2024, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.37%, a Tier 1 risk-based ratio of 12.82%, a common equity Tier 1 capital ratio of 12.42% and a leverage ratio of 10.33%.

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

The Company expensed $3.5 million, $3.3 million and $1.8 million for its insurance assessment during 2024, 2023, and 2022 respectively.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the years ended December 31, 2024, 2023, and 2022 the Company expensed supervisory fees totaling $774,000, $703,000, and $868,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of First Mid Bank.

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

During the year ended December 31, 2024, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.51%, Tier 1 risk-based ratio was 13.40%, common equity Tier 1 ratio was 13.40% and leverage ratio was 10.82%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2024. As of December 31, 2024, approximately $74.5 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (65)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (56)	Senior Executive Vice President and Chief Operating Officer
Matthew K. Smith (50)	Executive Vice President and Chief Financial Officer
Eric S. McRae (59)	Executive Vice President
Bradley L. Beesley (53)	Executive Vice President
Clay M. Dean (50)	Executive Vice President
Amanda D. Lewis (45)	Executive Vice President
Rhonda Gatons (53)	Executive Vice President
Stas R. Wolak (49)	Executive Vice President
Jordan Read (35)	Executive Vice President
Jason Crowder (54)	Senior Vice President
Megan McElwee (37)	Senior Vice President
Anya Schuetz (50)	Senior Vice President
Jeremy R. Frieburg (44)	Senior Vice President

Joseph R. Dively, age 65, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 56, has been Senior Executive Vice President since 2014 and Chief Operating Officer since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President from 2007 to 2014 and as Vice President from 2000 to 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

Matthew K. Smith, age 50, has been Executive Vice President of the Company since November 2016 and Chief Financial Officer since July 2017. He served as Director of Finance from November 2016 to July 2017. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016 and with Marine Bank prior.

Eric S. McRae, age 59, has been Executive Vice President of the Company and Executive Vice President, Chief Lending Officer of First Mid Bank since January 2022. He was Chief Credit Officer from January 2017 to December 2021. He served as Senior Lender of First Mid Bank from December 2008 to December 2016 and he served as President of the Decatur region from 2001 to December 2008.

Bradley L. Beesley, age 53, has been Executive Vice President of the Company and Chief Trust & Wealth Management Officer of First Mid Bank since March 2015 and First Mid Wealth Management Company since July 2018. He served as Senior Vice President from May 2007 to March 2015.

Clay M. Dean, age 50, has been Executive Vice President of the Company since January 2019 and Senior Vice President of the Company since 2010 and Senior Vice President and Chief Insurance Services Officer of the First Mid Bank and Chief Executive Officer of First Mid Insurance since September 2014. He served as Senior Vice President, Chief Deposit Services Officer of First Mid Bank from November 2012 to September 2014 and as Senior Vice President, Director of Treasury Management of First Mid Bank from 2010 to 2012.

Amanda D. Lewis, age 45, has been Chief Operations Officer since July 2023 and Executive Vice President of the Company since January 2019. She served as Senior Vice President of the Company and Senior Vice President, Retail Banking Officer of First Mid Bank from September 2014 to July 2023 and as Vice President, Director of Marketing from 2001 until September 2014.

Rhonda Gatons, age 53, has been Executive Vice President of the Company since April of 2022 and Director of Human Resources since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Stas R. Wolak, age 49, has been Executive Vice President and the Chief Retail Banking Officer since February 2024. Prior to joining the Company, he was the Sales and Client Experience Director at PNC Bank from 2013 to 2023.

Jordan Read, age 35, has been Executive Vice President for the Company since January 2024 and Senior Vice President and Chief Risk Officer of First Mid Bank since August 2021. He was Director of Internal Audit of Enterprise Bank and Trust from 2018 to 2021.

Jason Crowder, age 54, has been Senior Vice President and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019, and an attorney at Heller, Holmes & Associates from 1996 to 2008.

Megan McElwee, age 37, has been Senior Vice President and Chief Credit Officer since January 2022. She served as Vice President and Director of Credit Administration from 2021 to 2022, Credit Administration Manager from 2017 to 2021, and Credit Officer from 2011 to 2017.

Anya Schuetz, age 50, has been Senior Vice President since February 2023 and Director of Project Management since January 2013. She served as Vice President from January 2013 to January 2023.

Jeremy R. Frieburg, age 44, has been Senior Vice President and the Chief Information Officer since February 2024. Prior to joining the Company, he was a Chief Information Officer for INB, N.A. from 2021 to 2024.

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

Credit Risks

Loan customers or other counterparties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $3.9 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of three industries as of December 31, 2024. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2024, management will evaluate the goodwill balance for impairment, and if the values of the business has declined, the Company could recognize an impairment charge for its goodwill. Management performed its annual goodwill impairment assessment as of September 30, 2024. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The Company’s Information Security Officer (ISO), James Hinks, leads our cybersecurity program and oversees the Company's Security Operations Team (SOC), supporting our security functions of identifying, preventing, detecting, responding, and recovering. The SOC team comprises personnel with extensive experience in information technology across the private and public sectors. Mr. Hinks holds multiple security accreditations and 25 years of experience in cybersecurity, software development, systems, networking, and other technology-related roles within public and private industries, with 15 years in IT leadership roles. Mr. Hinks has been employed with the Company since 2019, overseeing information security, disaster recovery, vendor management, and physical security.

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

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, and by First Mid Bank for back-room operations. First Mid Insurance also uses a building owned by First Mid Bank at 1501 Broadway Avenue. First Mid Bank also conducts business through numerous facilities, owned, leased, and located on land only leases in twenty-eight counties throughout Illinois, six throughout Missouri, one county in Wisconsin, and one county in Texas. Of the eighty-two banking offices operated by First Mid Bank, sixty-one are owned, seventeen are leased from non-affiliated third parties, and four are located in land only leases with non-affiliated third parties. First Mid Bank also has an office in metro Indianapolis, Indiana that provides agency finance and loan production services and an office in Roscoe, Illinois that provides processing services for mortgage banking. In addition to having employees throughout the First Mid Bank footprint, First Mid Insurance Group and First Mid Wealth Management conduct business in numerous other facilities. First Mid Insurance leases facilities located in three counties in Illinois and two counties in Missouri from non-affiliated third parties. First Mid Wealth Management leases facilities located in three counties in Illinois from non-affiliated third parties.

None of the properties owned by the Company are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2024 was $100.2 million.

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

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2024. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item 1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2024 – October 31, 2024	—	$—	—	$3,600,000
November 1, 2024 – November 30, 2024	—	—	—	3,600,000
December 1, 2024 – December 31, 2024	15,978	41.23	15,978	2,941,000
Total	15,978	$41.23	15,978	$2,941,000

All of the repurchase activity that occurred during 2024 resulted from shares withheld to cover taxes on employee stock vesting. There were no other shares repurchased during 2024. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2024, 2023, and 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2024, 2023, and 2022 Overview

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

Net income was $78.9 million, $68.9 million, and $73.0 million and diluted earnings per share were $3.30, $3.15, and $3.60 for the years ended December 31, 2024, 2023, and 2022, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Return on average assets	1.04%	0.97%	1.11%
Return on average common equity	9.67%	10.10%	11.38%
Average common equity to average assets (non-GAAP)	10.76%	9.61%	9.77%

Total assets at December 31, 2024, 2023, and 2022 were $7.52 billion, $7.59 billion, and $6.74 billion, respectively. Net loan balances increased to $5.60 billion at December 31, 2024, from $5.51 billion at December 31, 2023, and from $4.77 billion at December 31, 2022. The increase in 2024 was primarily due to organic growth within the established footprint. The increase in 2023 was primarily due to approximately $730.2 million of gross loans acquired, after purchase accounting adjustments, from Blackhawk Bank. The increase in 2022 was primarily due to approximately $418.5 million of loans acquired from Jefferson Bank.

Total deposit balances decreased to $6.06 billion at December 31, 2024 from $6.12 billion at December 31, 2023 which was an increase from $5.26 billion at December 31, 2022. The decrease in 2024 was due primarily to a reduction in brokered CDs and purchased CDs as part of the Company's strategy to reduce its cost of funds. The increase in 2023 was primarily due to $1.19 billion acquired from Blackhawk Bank.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.34% for 2024, 3.05% for 2023 and 3.13% for 2022. The increase in 2024 was primarily due to repricing of earning assets catching up to the increased cost of funding experience in 2023. The decrease in 2023 was primarily due to an increase in rates on interest-bearing deposits and borrowings.

Net interest income increased to $228.7 million in 2024 from $193.5 million in 2023 and $184.3 million in 2022. During 2024, the increase in net interest income was primarily due to the Blackhawk Bank acquisition being present for a full calendar year and the previously mentioned explanation for the increase in net interest margin (tax effected). During 2023, the increase in net interest income was primarily due to the acquisition of Blackhawk Bank.

Non-interest income increased to $96.3 million in 2024 compared to $86.8 million in 2023 and $74.7 million in 2022. The increase in 2024 was primarily due to the Blackhawk Bank acquisition being present for a full calendar year and the increase in insurance commissions due to the acquisition of Mid Rivers Insurance Group in 2024. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank and an increase in insurance revenues.

Non-interest expenses increased to $215.0 million in 2024 compared to $185.7 million in 2023, and $162.9 million in 2022. The increase in 2024 is primarily due to increased employees and locations from the Blackhawk Bank acquisition being present for a full calendar year. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank and nonrecurring costs tied to the acquisition and integration.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2024 vs 2023	2023 vs 2022
Net interest income	$35,265	$9,186
Provision for credit losses	469	(1,298)
Other income, including securities transactions	9,500	12,104
Other expenses	(29,243)	(22,879)
Income taxes	(6,028)	(1,130)
Increase (decrease) in net income	$9,963	$(4,017)

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $29.8 million at December 31, 2024 compared to $20.1 million at December 31, 2023, and $19.2 million at December 31, 2022. Repossessed Assets balances totaled $2.2 million at December 31, 2024 compared to $1.2 million at December 31, 2023, and $4.4 million at December 31, 2022. The Company’s provision for credit losses was $5.6 million for 2024, compared to $6.1 million for 2023, and $4.8 million for 2022. The decrease of provision expense in 2024 was primarily due to the provision requirements in 2023 for the acquisition of Blackhawk Bank. The increase in provision expense for 2023 was primarily due to the acquisition of Blackhawk Bank.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2024, 2023, and 2022 was 12.82%, 12.02%, and 12.40%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2024, 2023, and 2022 was 15.37%, 14.84% and 15.20%, respectively. The increase in 2024 was primarily due to net income of the Company exceeding dividends paid to shareholders. The decrease in 2023 was primarily due to the acquisition of Blackhawk Bank.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2024, 2023, and 2022 were $1.4 billion, $1.3 billion, and $1.2 billion, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

The allowance for credit losses is measured on a collective (pool) basis for non-impaired loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. Adjustments to historical loss information are made for relevant factors to each pool including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. The Company estimates the appropriate level of allowance for credit losses for impaired loans by evaluating them separately. A specific allowance is assigned to an impaired loan when expected cash flows or collateral are less than the carrying amount of the loan.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s consolidated balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2024 as part of the goodwill impairment test and no impairment was deemed necessary.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $3.1 million, $3.1 million, and $3.2 million for 2024, 2023, and 2022, respectively, were 3.28%, 3.00%, and 3.08% at December 31, 2024, 2023, and 2022, respectively. The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$145,502	$7,900	5.42%	$82,640	$5,107	6.18%	$56,517	$492	0.87%
Federal funds sold	297	53	18.00%	8,299	419	5.05%	5,772	113	1.96%
Certificates of deposit investments	3,053	144	4.71%	1,822	98	5.37%	1,756	37	2.10%
Investment securities
Taxable	879,221	21,510	2.42%	964,898	24,307	2.52%	1,053,511	20,595	1.95%
Tax-exempt (Municipals)(TE)(1)	273,995	9,574	3.49%	276,417	9,889	3.58%	328,832	11,121	3.38%
Loans (TE)(1)(2)(3)	5,558,527	321,498	5.78%	5,079,949	263,406	5.19%	4,518,566	186,697	4.13%
Total earning assets	6,860,595	360,679	5.25%	6,414,025	303,226	4.73%	5,964,954	219,055	3.67%
Cash and due from banks	98,932			133,237			123,306
Premises and equipment	101,529			94,897			88,744
Other assets	603,998			520,944			439,545
Allowance for credit losses	(68,805)			(62,878)			(58,876)
Total assets	$7,596,249			$7,100,225			$6,557,673
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,040,397	67,999	2.24%	$2,618,452	47,939	1.83%	$2,598,480	13,709	0.53%
Savings deposits	675,622	810	0.12%	663,760	739	0.11%	666,334	570	0.09%
Time deposits	1,019,629	38,110	3.74%	961,162	28,616	2.98%	655,240	4,534	0.69%
Total interest-bearing deposits	4,735,648	106,919	2.26%	4,243,374	77,294	1.82%	3,920,054	18,813	0.48%
Securities sold under agreements to repurchase	221,789	6,448	2.91%	225,307	6,565	2.91%	202,242	1,795	0.89%
FHLB advances	239,949	8,673	3.61%	462,197	16,779	3.63%	276,401	6,184	2.24%
Federal funds purchased	—	1	—%	192	10	5%	481	9	1.87%
Subordinated debt	99,313	4,454	4.48%	99,638	4,196	4.18%	94,471	3,945	4.18%
Junior subordinated debentures	24,168	2,156	8.92%	21,337	1,859	8.87%	19,275	868	4.50%
Other debt	1	—	—%	—	—	—%	14	—	—%
Total borrowings	585,220	21,732	3.71%	808,671	29,409	3.64%	592,884	12,801	2.16%
Total interest-bearing liabilities	5,320,868	128,651	2.42%	5,052,045	106,703	2.11%	4,512,938	31,614	0.70%
Demand deposits	1,407,537			1,312,023			1,356,912
Other liabilities	50,665			53,838			46,811
Stockholders’ equity	817,179			682,319			641,012
Total liabilities and stockholders' equity	$7,596,249			$7,100,225			$6,557,673
Net interest income		$231,791			$196,523			$187,441
Net interest spread			2.83%			2.62%			2.97%
Impact of non-interest-bearing funds			0.51%			0.43%			0.16%
TE net yield on interest-earning assets			3.34%			3.05%			3.13%

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
(3)
Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$2,793	$3,486	$(693)	$4,615	$325	$4,290
Federal funds sold	(366)	(687)	321	306	67	239
Certificates of deposit investments	46	59	(13)	61	1	60
Investment securities:
Taxable	(3,034)	(2,097)	(937)	3,712	(1,854)	5,566
Tax-exempt	(315)	(86)	(229)	(1,232)	(1,848)	616
Loans (2)	58,089	26,325	31,764	76,709	25,020	51,689
Total interest income	57,213	27,000	30,213	84,171	21,711	62,460
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	20,060	8,392	11,668	34,230	107	34,123
Savings deposits	71	12	59	169	(1)	170
Time deposits	9,494	1,828	7,666	24,082	2,970	21,112
Total interest-bearing deposits	29,625	10,232	19,393	58,481	3,076	55,405
Securities sold under agreements to repurchase	(117)	(117)	—	4,770	228	4,542
FHLB advances	(8,106)	(8,015)	(91)	10,595	5,509	5,086
Federal funds purchased	(9)	(5)	(4)	1	(7)	8
Subordinated debt	258	(14)	272	251	251	—
Junior subordinated debentures	297	251	46	991	82	909
Total borrowings	(7,677)	(7,900)	223	16,608	6,063	10,545
Total interest expense	21,948	2,332	19,616	75,089	9,139	65,950
Net interest income	$35,265	$24,668	$10,597	$9,082	$12,572	$(3,490)

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $35.3 million or 17.9% in 2024 compared to an increase of $9.1 million or 4.8% in 2023. Net interest income on a tax-effected basis increased primarily due to the growth in average earnings assets including loans and interest-bearing deposits. The tax-effected net interest margin increased primarily due to higher interest-bearing liability costs in 2023 being more than offset by the repricing of earning assets.

In 2024, average earning assets increased by $446.6 million, or 7.0%, and average interest-bearing liabilities increased by $268.8 million or 5.3%. These increases were primarily due to assets and liabilities acquired from Blackhawk Bank being present for the entire calendar year. Changes in average balances are shown below:

•
Average interest-bearing cash deposits held by the Company increased $62.9 million or 76.1% in 2024 compared to 2023. In 2023, average interest-bearing cash deposits held by the Company increased $26.1 million or 46.2% compared to 2022.
•
Average federal funds sold decreased $8.0 million or 96.4% in 2024 compared to 2023. In 2023, average federal funds sold increased $2.5 million or 43.8% compared to 2022.
•
Average certificates of deposit investments increased $1.2 million or 67.6% in 2024 compared to 2023. In 2023, average certificates of deposit investments increased $0.1 million or 3.8% compared to 2022.
•
Average loans increased by $478.6 million or 9.4% in 2024 compared to 2023. In 2023, average loans increased by $561.4 million or 12.4% compared to 2022.
•
Average securities decreased by $88.1 million or 7.1% in 2024 compared to 2023. In 2023, average securities decreased by $141.0 million or 10.2% compared to 2022.
•
Average interest-bearing deposits increased by $492.3 million or 11.6% in 2024 compared to 2023. In 2023, average deposits increased by $323.3 million or 8.2% compared to 2022.

•
Average securities sold under agreements to repurchase decreased by $3.5 million or 1.60% in 2024 compared to 2023. In 2023, average securities sold under agreements to repurchase increased by $23.1 million or 11.4% compared to 2022.
•
Average borrowings and other debt decreased by $219.9 million or 37.7% in 2024 compared to 2023. In 2023, average borrowings and other debt increased by $193.0 million or 49.4% compared to 2022.
•
Net interest margin increased to 3.34% compared to 3.05% in 2023 and 3.13% in 2022. Asset yields increased by 52 basis points in 2024, and interest- bearing liabilities increased by 31 basis points.

Provision for Credit Losses

The provision for credit losses in 2024 was $5.6 million compared to $6.1 million in 2023 and $4.8 million in 2022. Nonperforming loans increased to $29.8 million at December 31, 2024 from $20.1 million at December 31, 2023 and $19.2 million at December 31, 2022. The decrease in provision expense in 2024 was primarily due to the required provision in 2023 tied to the Blackhawk Bank acquisition. The increase in provision expense in 2023 was primarily related to the acquisition of Blackhawk Bank. Net charge-offs were $4.1 million during 2024, $0.3 million during 2023 and $1.2 million during 2022. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Nonperforming Other Assets” and “Loan Quality and Allowance for Credit Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				Change From Prior Year
				2024		2023
	2024	2023	2022	$	%	$	%
Wealth management revenues	$22,818	$20,793	$22,492	$2,025	9.7%	$(1,699)	-7.6%
Insurance commissions	28,552	24,814	21,622	3,738	15.1%	3,192	14.8%
Service charges	12,362	10,881	9,112	1,481	13.6%	1,769	19.4%
Securities gains (losses), net	(433)	3,383	33	(3,816)	-112.8%	3,350	10151.5%
Mortgage banking, net	3,957	2,282	1,190	1,675	73.4%	1,092	91.8%
ATM / debit card revenue	16,807	14,347	12,422	2,460	17.1%	1,925	15.5%
Bank owned life insurance	4,728	4,957	3,559	(229)	-4.6%	1,398	39.3%
Other income	7,495	5,329	4,252	2,166	40.6%	1,077	25.3%
Total other income	$96,286	$86,786	$74,682	$9,500	10.9%	$12,104	16.2%

Total non-interest income increased to $96.3 million in 2024 compared to $86.8 million in 2023 and $74.7 million in 2022. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Wealth management revenues increased in 2024 primarily due to growth in net brokerage fees and trust management fees. The decrease in 2023 was primarily due to lower commodity prices and higher interest rates resulting in less farm management income. Total assets under management were $6.4 billion at December 31, 2024 compared to $6.1 billion at December 31, 2023 and $5.3 billion at December 31, 2022.
•
Insurance commissions increased in 2024 primarily due the acquisition of MRIG and PGIB Insurance being present the entire calendar year. The increase in 2023 was primarily due to higher commission and contingency income and the acquisition of PGIB Insurance.
•
Fees from service charges increased in 2024 primarily due to Blackhawk Bank being present the entire calendar year. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank.
•
Net securities losses in 2024 were $433,000 compared to gains of $3.4 million in 2023 and $33,000 in 2022. The loss in 2024 was due to balance sheet restructuring. The gain in 2023 were primarily due to securities sold soon after the close of the acquisition of Blackhawk Bank.
•
The increase in mortgage banking income during 2024 was primarily due to Blackhawk Bank being present the entire calendar year. Loans sold balances were as follows:
•
$125.5 million (representing 821 loans) in 2024
•
$57.5 million (representing 413 loans) in 2023
•
$62.3 million (representing 422 loans) in 2022

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased in 2024 primarily due to Blackhawk Bank being present the entire calendar year and in 2023 primarily due to the acquisition of Blackhawk Bank.
•
Bank owned life insurance decreased during 2024 due to the lower interest rates during part of the year. The increase in 2023 was due to the addition of Blackhawk Bank and higher interest rates.

•
Other income increased during 2024 primarily due to Blackhawk Bank being present the entire calendar year. Other income increased during 2023 primarily due to the acquisition of Blackhawk Bank.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (dollars in thousands):

				Change From Prior Year
				2024		2023
	2024	2023	2022	$	%	$	%
Salaries and employee benefits	$124,134	$104,962	$98,594	$19,172	18.3%	$6,368	6.5%
Net occupancy and equipment expense	30,407	26,946	24,257	3,461	12.8%	2,689	11.1%
Net other real estate owned expense	411	1,862	330	(1,451)	-77.9%	1,532	464.2%
FDIC insurance expense	3,463	3,339	1,805	124	3.7%	1,534	85.0%
Amortization of other intangible assets	13,556	9,127	6,290	4,429	48.5%	2,837	45.1%
Stationery and supplies	1,885	1,346	1,295	539	40.0%	51	3.9%
Legal and professional	12,944	7,379	6,996	5,565	75.4%	383	5.5%
Marketing and donations	3,418	3,005	2,999	413	13.7%	6	0.2%
ATM / debit card expense	6,384	5,322	4,300	1,062	20.0%	1,022	23.8%
Other expense	18,381	22,452	15,995	(4,071)	-18.1%	6,457	40.4%
Total other expense	$214,983	$185,740	$162,861	$29,243	15.7%	$22,879	14.0%

Total non-interest expense increased to $215.0 million in 2024 from $185.7 million in 2023 and $162.9 million in 2022. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased in 2024 was due to former Blackhawk Bank employees being present the entire calendar year, increase in the bonus accrual, incentive compensation, share based compensation, merit increases and applicable payroll taxes The increase in 2023 was primarily due to the acquisition of Blackhawk Bank, an increase in incentive compensation and commission, increases for merit raises and applicable payroll taxes, and an increase in employee group insurance expense, partially offset by a decline in bonus accrual expense. There were 1,198 full-time equivalent employees at December 31, 2024, compared to 1,187 at December 31, 2023, and 1,043 at December 31, 2022.
•
Occupancy and equipment expense increased primarily due to additional properties added in the acquisition of Blackhawk Bank being present the entire calendar year. The increase in 2023 was primarily due to increases in depreciation, equipment and other property related expenses from the acquisition of Blackhawk Bank.
•
Net other real estate owned expense decreased in 2024 primarily due to the large expenses occurring in 2023. The increase in 2023 was primarily due to properties sold or written down during the period.
•
FDIC insurance expense increased in 2024 due to the Blackhawk Bank assets being present the entire calendar year. The increase in FDIC insurance expense in 2023 was due to the acquisition of Blackhawk Bank and an increase in the assessment rate.
•
Amortization of other intangibles increased during 2024 primarily due to additional core deposit intangibles added from the acquisitions of Blackhawk Bank being present the entire calendar year. The increase in 2023 was due to the additional core deposit intangibles added with the acquisition of Blackhawk Bank.
•
Legal and professional expense primarily increased due to nonrecurring expenses associated with technology investment upgrades. The increase in 2023 was due to normal inflationary increases.
•
ATM and debit card expenses increased during 2024 primarily due to an increase in electronic transactions following the acquisition of Blackhawk Bank being present the entire calendar year. The increase in 2023 was primarily due to an increase in electronic transactions following the acquisition of Blackhawk Bank.
•
Other operating expenses decreased in 2024 primarily due to the majority of acquisition costs associated with Blackhawk Bank occurring in 2023. The increase during 2023 was primarily due to the acquisition of Blackhawk Bank and nonrecurring costs associated with the closing and integration.

Income Taxes

Income tax expense amounted to $25.5 million in 2024 compared to $19.5 million in 2023, and $18.3 million in 2022. Effective tax rates were 24.5% for 2024, 22.0% for 2023, and 20.1% for 2022. The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, and Wisconsin income tax returns.

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

	December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	1.28%	$237,875	1.28%	$252,934	1.28%
Obligations of states and political subdivisions	324,046	2.28%	337,835	2.31%	347,409	2.31%
Mortgage-backed securities: GSE residential	653,760	1.88%	714,216	1.91%	744,636	1.69%
Other securities	69,396	4.27%	76,081	3.65%	90,347	3.41%
Total securities	$1,259,715	2.01%	$1,366,007	2.00%	$1,435,326	1.87%

At December 31, 2024, the amortized cost of the Company’s investment portfolio decreased by $106.3 million from December 31, 2023 primarily due to sales of securities partially offset by purchases designed to raise the rate of return of the portfolio, calls, maturities and paydowns. The decrease in 2023 was primarily due to the amortization of the portfolio and securities sold after the acquisition of Blackhawk Bank. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2024 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2024 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$191,358	$26,558	$162,668	$—	$—	$—	$2,132
Obligations of state and political subdivisions	324,046	267,740	35,569	188,105	42,445	—	—	1,621
Mortgage-backed securities (2)	653,760	539,742	—	—	—	—	—	539,742
Other securities	67,117	64,452	—	7,919	16,440	6,807	—	33,286
Total available-for-sale	$1,257,436	$1,063,292	$62,127	$358,692	$58,885	$6,807	$—	$576,781
Held-to-maturity:
Other securities	$2,279	$2,279	$—	$—	$—	$—	$—	$2,279
Equity securities:
Federal Agricultural Mtg Corp	85	505						505
Midwest Independent BankersBank	150	215						215
Equalized Community Development Fund	3,719	3,719						3,719
Total Equity	$3,954	$4,439	$—	$—	$—	$—	$—	$4,439

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (dollars in thousands):

		Outstanding
	2024	Loans	2023	2022	2021	2020
Construction and land development	$236,093	4.2%	$205,077	$144,264	$145,118	$122,479
Agricultural real estate	390,760	6.9%	391,132	410,327	279,272	254,341
1-4 family residential properties	496,597	8.8%	542,469	440,180	400,313	325,762
Multifamily residential properties	332,644	5.9%	319,129	294,346	298,942	189,632
Commercial real estate	2,417,585	42.6%	2,384,704	2,030,011	1,666,198	1,174,300
Loans secured by real estate	3,873,679	68.4%	3,842,511	3,319,128	2,789,843	2,066,514
Agricultural loans	239,671	4.2%	196,272	166,838	151,484	137,352
Commercial and industrial loans	1,335,920	23.6%	1,266,159	1,082,960	832,008	738,313
Consumer loans	53,960	1.0%	91,014	97,775	78,442	78,002
All other loans	169,232	2.8%	184,609	159,511	143,746	118,238
Total loans	$5,672,462	100.0%	$5,580,565	$4,826,212	$3,995,523	$3,138,419

Loan balances increased by $91.9 million or 1.6% from December 31, 2023 to December 31, 2024. Loan balances increased by $754.4 million or 15.6% from December 31, 2022 to December 31, 2023 of which approximately $730.2 million of gross loans acquired, after purchase accounting adjustments, from Blackhawk Bank. The balances of loans sold into the secondary market were $125.3 million in 2024 compared to $62.2 million in 2023. The balance of real estate loans held for sale, included in the balances shown above, amounted to $6.6 million and $5.0 million as of December 31, 2024 and 2023, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2024 and 2023, First Mid Bank did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2024		December 31, 2023
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$507,555	8.95%	$472,456	8.47%
Lessors of non-residential buildings	1,049,372	18.50%	1,086,152	19.46%
Lessors of residential buildings and dwellings	557,285	9.82%	541,858	9.71%
Hotels and motels	—	—%	215,386	3.86%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2024, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$42,893	$82,013	$111,187	$236,093
Agricultural real estate	43,924	126,467	220,369	390,760
1-4 family residential properties	23,580	99,123	373,894	496,597
Multifamily residential properties	29,279	236,761	66,604	332,644
Commercial real estate	236,112	1,453,703	727,770	2,417,585
Loans secured by real estate	375,788	1,998,067	1,499,824	3,873,679
Agricultural loans	174,251	63,629	1,791	239,671
Commercial and industrial loans	426,201	665,726	243,993	1,335,920
Consumer loans	3,092	49,709	1,159	53,960
All other loans	27,159	19,025	123,048	169,232
Total loans	$1,006,491	$2,796,156	$1,869,815	$5,672,462

(1)
Based upon remaining contractual maturity.
(2)
Includes demand loans, past due loans and overdrafts.

As of December 31, 2024, loans with maturities over one year consisted of approximately $2.7 billion in fixed rate loans and approximately $1.9 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2024	2023	2022	2021	2020
Nonaccrual loans	$28,775	$18,832	$15,956	$18,105	$23,750
Modified loans which are performing in accordance with revised terms	1,060	1,296	3,214	3,931	4,373
Total nonperforming loans	29,835	20,128	19,170	22,036	28,123
Repossessed assets	2,195	1,164	4,369	5,019	2,493
Total nonperforming loans and repossessed assets	$32,030	$21,292	$23,539	$27,055	$30,616
Nonperforming loans to loans, before allowance for credit losses	0.53%	0.36%	0.40%	0.55%	0.90%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.56%	0.38%	0.49%	0.68%	0.98%

The $9.9 million increase in nonaccrual loans during 2024 resulted from the net of $18.8 million of loans put on nonaccrual status, offset by $4.7 million of loans transferred to other real estate owned, $3.3 million of loans charged off and $0.8 million of loans becoming current or paid-off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	December 31, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$6	—%	$—	—%
Agricultural real estate	2,213	7.7%	1,146	6.1%
1-4 family residential properties	4,937	17.2%	4,940	26.2%
Multifamily residential properties	—	—%	—	—%
Commercial real estate	7,716	26.8%	10,237	54.3%
Loans secured by real estate	14,872	51.7%	16,323	86.6%
Agricultural loans	11,521	40.0%	—	—%
Commercial and industrial loans	2,071	7.2%	1,931	10.3%
Consumer loans	311	1.1%	578	3.1%
Total loans	$28,775	100.0%	$18,832	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1.4 million, $412,000 and $103,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

The $1.6 million increase in repossessed assets during 2024 resulted from the net of $5.3 million of additional assets repossessed, $3.7 million of repossessed assets sold, $47,000 of writedowns on existing assets, and no deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	December 31, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,084	39.8%	$1,130	97.1%
1-4 family residential properties	568	20.9%	33	2.8%
Commercial real estate	527	19.4%	0	—
Total real estate	2,179	80.1%	1,163	99.9%
Consumer loans	543	19.9%	1	0.1%
Total repossessed collateral	$2,722	100.0%	$1,164	100.0%

Repossessed assets sold during 2024 resulted in net gains of $1.3 million related to real estate asset sales and $57,000 of net gains related to other assets sales. The Company also recognized no deferred gains, recorded $47,000 of write downs on one real estate properties owned, and recorded no change in fair market value discount.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2024, the Company’s loan portfolio included $630.6 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $507.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $42.1 million from $588.5 million at December 31, 2023 while loans concentrated in other grain farming increased $35.1 million from $472.5 million at December 31, 2023. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. The Company also has $1.0 billion of loans to lessors of non-residential buildings and $557.3 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2024	2023	2022	2021	2020
Average loans outstanding, net of unearned income	$5,558,527	$5,079,949	$4,518,566	$3,778,142	$3,003,488
Adjustment for adoption of ASU 2016-13	—	—	—	—	1,672
Allowance-beginning of period	68,675	59,093	54,655	41,910	28,583
Initial allowance on loans purchased with credit deterioration	—	3,791	863	2,074	—
Charge-offs:
Construction and land development	—	14	2	205	13
1-4 family residential properties	195	87	191	371	393
Commercial real estate	451	25	414	535	830
Agricultural loans	2,410	408	93	—	—
Commercial and industrial loans	688	529	870	3,118	1,991
Consumer loans	2,004	1,568	1,380	1,405	617
Total charge-offs	5,748	2,631	2,950	5,634	3,844
Recoveries:
Construction and land development	5	—	100	—	—
1-4 family residential properties	339	216	359	211	299
Commercial real estate	184	805	385	60	169
Agricultural loans	75	38	54	1	—
Commercial and industrial loans	330	576	208	139	179
Consumer loans	687	683	613	743	421
Total recoveries	1,620	2,318	1,719	1,154	1,068
Net charge-offs	4,128	313	1,231	4,480	2,776
Provision for credit losses	5,635	6,104	4,806	15,151	16,103
Allowance-end of period	$70,182	$68,675	$59,093	$54,655	$41,910
Ratio of annualized net charge-offs to average loans	0.07%	0.01%	0.03%	0.12%	0.09%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.24%	1.23%	1.22%	1.37%	1.34%
Ratio of allowance for credit losses to nonperforming loans	235.2%	341.2%	308.3%	248.0%	149.0%

The ratio of the allowance for credit losses to nonperforming loans was 235.2% as of December 31, 2024 compared to 341.2% as of December 31, 2023. The decrease in this ratio is primarily due to a increase in nonperforming loans. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2024, the Company had net charge-offs of $4.1 million compared to $313,000 in 2023. During 2024, there were significant charge-offs of two commercial real estate loans to 2 borrowers of $451,000, one agricultural operating loan to one borrower of $2.1 million, and a significant charge-off of one commercial operating loan to one borrower of $466,000. During 2023, there were significant charge-offs of one agricultural operating loan to one borrower of $181,000 and a significant charge-off of one commercial operating loan to one borrower of $353,000.

At December 31, 2024, the allowance for credit losses amounted to $70.2 million or 1.24% of total loans. At December 31, 2023, the allowance for credit losses amounted to $68.7 million or 1.23% of total loans. The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.

The allowance for credit losses, in management's judgment, was allocated as follows to cover probable credit losses (dollars in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$3,275	4.2%	$2,918	3.7%	$2,250	3.0%
Agriculture real estate	1,361	6.9%	1,366	7.0%	1,433	8.5%
1-4 family residential	3,579	8.8%	4,220	9.7%	3,742	9.1%
Commercial real estate	32,669	48.5%	31,758	48.5%	28,157	48.2%
Agricultural loans	1,957	4.2%	705	3.5%	585	3.5%
Commercial and industrial	25,602	26.5%	25,450	26.0%	20,808	25.7%
Consumer	1,739	0.9%	2,258	1.6%	2,118	2.0%
Allowance at end of year	$70,182	100.0%	$68,675	100.0%	$59,093	100.0%

	December 31, 2021		December 31, 2020
		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$1,743	3.6%	$1,666	3.9%
Agriculture real estate	1,257	7.0%	1,084	8.1%
1-4 family residential	2,330	10.0%	2,322	10.4%
Commercial real estate	26,246	49.2%	19,660	43.4%
Agricultural loans	983	3.8%	1,526	4.4%
Commercial and industrial	19,241	24.4%	13,485	27.3%
Consumer	2,855	2.0%	2,167	2.5%
Allowance at end of year	$54,655	100.0%	$41,910	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	2024		2023		2022
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,407,537	—%	$1,312,023	—%	$1,356,912	—%
Interest-bearing	3,040,397	2.24%	2,618,452	1.83%	2,598,480	0.53%
Savings	675,622	0.12%	663,760	0.11%	666,334	0.09%
Time deposits	1,019,629	3.74%	961,162	2.98%	655,240	0.69%
Total average deposits	$6,143,185	1.74%	$5,555,397	1.40%	$5,276,966	0.36%

The following table sets forth the high and low month-end balances for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
High month-end balances of total deposits	$6,242,937	$6,346,324	$5,487,305
Low month-end balances of total deposits	6,057,095	5,030,778	4,904,973

In 2024, the average balance of deposits increased by $587.8 million from 2023. The increase in 2024 was primarily due to deposits added in the acquisition of Blackhawk Bank being present the entire calendar year. The increase in 2023 was primarily due to the acquisition of Blackhawk Bank, partially offset by higher rates driving outflows.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2024	2023	2022
3 months or less	$237,309	$183,619	$80,856
Over 3 through 6 months	206,586	231,187	31,771
Over 6 through 12 months	121,154	170,641	127,405
Over 12 months	72,818	117,657	183,597
Total	$637,867	$703,104	$423,629

The balance of time deposits of $100,000 or more decreased $65.2 million from December 31, 2023 to December 31, 2024. The decrease was primarily due to intentional efforts to lower funding costs by reducing non-relationship time deposits. The balance of time deposits of $100,000 or more increased $279.5 million from December 31, 2022 to December 31, 2023. The increase in 2023 was primarily due to time deposits acquired from Blackhawk Bank.

In 2024 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $261.2 million and $381.3 million in various checking accounts and time deposits as of December 31, 2024 and 2023, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2024, 2023, and 2022 is presented below (dollars in thousands):

	2024	2023	2022
Securities sold under agreements to repurchase	$204,122	$213,721	$221,414
Federal Home Loan Bank advances:
FHLB-overnight	90,000	—	65,000
Fixed term – due in one year or less	7,435	60,000	110,040
Fixed term – due after one year	145,085	203,787	290,031
Subordinated debt	87,472	106,755	94,553
Junior subordinated debentures	24,280	24,058	19,364
Total	$558,394	$608,321	$800,402
Average interest rate at end of period	3.30%	4.41%	2.52%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$282,285	$231,650	$257,061
Federal funds purchased	—	—	10,000
Federal Home Loan Bank advances:
FHLB-overnight	90,000	150,000	310,000
Fixed term – due in one year or less	65,000	105,024	160,048
Fixed term – due after one year	223,744	415,005	290,031
Subordinated debt	106,934	106,755	94,553
Junior subordinated debentures	24,280	24,058	19,364

Averages for the period (YTD):
Securities sold under agreements to repurchase	$221,789	$225,307	$202,242
Federal funds purchased	—	192	481
Federal Home Loan Bank advances:
FHLB-overnight	560	55,104	100,084
Fixed term – due in one year or less	45,587	95,669	94,247
Fixed term – due after one year	193,802	311,424	82,070
Subordinated debt	99,313	99,638	94,471
Junior subordinated debentures	24,168	21,337	19,275
Debt:
Loans due in one year or less	—	—	14
Total	$585,219	$808,671	$592,884
Average interest rate during the period	3.71%	2.16%	2.16%

Securities sold under agreements to repurchase decreased $9.6 million during 2024 primarily due to the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand. At December 31, 2024, FHLB advances totaled $242.4 million with a weighted-average interest rate of 3.97% and maturities from March 2025 to December 2029. At December 31, 2023, FHLB advances totaled $263.6 million with a weighted-average interest rate of 3.58% and maturities from May 2024 to December 2029.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2024. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2024 and 2023.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of December 31, 2024, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (6.81% and 7.25% at December 31, 2024 and 2023, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.
On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.06% and 7.50% at December 31, 2024 and 2023, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (6.91% and 7.35% at December 31, 2024 and 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month LIBOR plus 325 basis points (8.17% and 8.87% at December 31, 2024 and 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 205 basis points (7.25% and 7.69% at December 31, 2024 and 2023, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The Company has also assumed prepayments of loan assets in amounts consistent with market expectations. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities, repricing points, and prepayments at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet.

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2024 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-3 years	3-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$29,104	$—	$—	$—	$29,104	$29,104
Certificates of deposit investments	2,660	840	—	—	3,500	3,500
Taxable investment securities	128,018	173,533	259,390	444,170	1,005,111	1,005,111
Nontaxable investment securities	4,239	12,767	10,597	37,296	64,899	64,899
Loans	2,657,979	2,017,211	662,031	335,241	5,672,462	5,314,756
Total	$2,822,000	$2,204,351	$932,018	$816,707	$6,775,076	$6,417,370
Interest-bearing liabilities:
Savings and NOW accounts	$174,789	$—	$—	$2,369,372	$2,544,161	$2,544,161
Money market accounts	1,196,537	—	—	—	1,196,537	1,196,537
Other time deposits	872,773	94,538	19,333	599	987,243	987,243
Short-term borrowings/debt	294,122	—	—	—	294,122	294,122
Long-term borrowings/debt	56,715	157,662	45,000	4,895	264,272	257,598
Total	$2,594,936	$252,200	$64,333	$2,374,866	$5,286,335	$5,279,661
Rate sensitive assets – rate sensitive liabilities	$227,064	$1,952,151	$867,685	$(1,558,159)	$1,488,741
Cumulative GAP	$227,064	$2,179,214	$3,046,900	$1,488,741
Cumulative amounts as % of total rate sensitive assets	3.4%	28.8%	12.8%	(23.0)%
Cumulative ratio	3.4%	32.2%	45.0%	22.0%

The static GAP analysis shows that at December 31, 2024, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2024, the Company’s stockholders' equity had increased approximately $53.2 million, or 6.7%, to $846.4 million from $793.2 million as of December 31, 2023. During 2024, net income contributed $78.9 million to equity before the payment of dividends to stockholders of $22.4 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $6.0 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2024, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $5.9 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $5.9 million as an equity instrument (deferred compensation).

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
0 common shares during 2024
•
0 common shares during 2023, and
•
8,378 common shares during 2022

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

A maximum of 550,000 shares of common stock may be issued under the SI Plan. During 2024, 2023, and 2022, the Company awarded 80,332 and 45,986, and 63,150 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock.

During 2024, the Company repurchased 15,978 shares (0.07% of common shares) at a total price of approximately $659,000. During 2023, the Company repurchased 13,481 (0.06% of common shares) at a total price of approximately $465,000. All of these shares were a result of shares withheld for taxes on vested employee stock incentives. As of December 31, 2024, approximately $2.9 million remains available for purchase under the repurchase programs. Treasury stock is further affected by activity in the DCP.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2024, 2023, and 2022, 32,936, 38,989, and 23,055 shares, respectively were issued pursuant to ESPP. As of December 31, 2024, there were 473,336 shares unassigned but available to be issued under the ESPP.

Capital Ratios

For 2024, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.5% for the Total Risk-based capital ratio, 8.5% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4.0% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2024, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2024 follows:

	Total Risk- based Capital Ratio	Tier 1 Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	15.37%	12.82%	12.42%	10.33%
First Mid Bank	14.51%	13.40%	13.40%	10.82%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $25 million from Zions Bank, $20 million from U.S. Bank, N.A., $20 million from BMO Bank, N.A., $20 million from Bankers' Bank., and $15 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2024, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2024, the excess collateral at the FHLB would support approximately $1,633.4 million of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of December 31, 2024, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2024 and 2023.

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

The following table summarizes significant contractual obligations and other commitments at December 31, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$987,243	$872,773	$94,538	$19,333	$599
Debt	111,752	4,089	—	—	107,663
Other borrowings	446,642	301,642	75,000	70,000	—
Operating leases	15,962	3,110	5,634	3,714	3,504
Supplemental retirement	1,941	50	250	300	1,341
	$1,563,540	$1,181,664	$175,422	$93,347	$113,107

For the year ended December 31, 2024, net cash of $124.4 million was provided from operating activities, $7.5 million was used in investing activities, and $138.8 million was used in financing activities. In total cash and cash equivalents decreased by $21.8 million from year-end 2023.

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

For the year ended December 31, 2024, the Company had $10 million of floating rate trust preferred securities outstanding through Trust II, in September 2016, the Company acquired $4 million of floating rate trust preferred securities from First Clover Leaf under Clover Leaf Statutory Trust I, on May 1, 2018, the Company acquired $6 million of floating rate trust preferred securities from First BancTrust Corporation, and on August 15, 2023, the Company also acquired $5.2 million of floating rate trust preferred securities from Blackhawk Bancorp, Inc. See Note 9 – “Repurchase Agreements and Other Borrowings” for a more detailed description.

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

Based on the financial analysis performed as of December 31, 2024, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2024	Net Interest Income		Return On Average Equity
	($000)	(%)	2024=9.65%
Prime rate is 7.50%
Prime rate increase of:
200 basis points to 9.50%	$4,891	2.36%	0.54%
100 basis points to 8.50%	4,304	2.08%	0.47%
Prime rate decrease of:
100 basis points to 6.50%	(2,550)	(1.23)%	(0.28)%
200 basis points to 5.50%	(4,211)	(2.04)%	(0.47)%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2023:

	Increase (Decrease) In
December 31, 2023	Net Interest Income		Return On Average Equity
	($000)	(%)	2023=10.10%
Prime rate is 8.50%
Prime rate increase of:
200 basis points to 10.50%	$(4,473)	(2.32)%	(0.59)%
100 basis points to 9.50%	(1,640)	(0.85)%	(0.22)%
Prime rate decrease of:
100 basis points to 7.50%	1,781	0.92%	0.23%
200 basis points to 6.50%	1,366	0.71%	0.18%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2024 and 2023 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2024	+200 bp	$(153,538)	(10.4)%
	+100 bp	(57,075)	(3.9)%
	-200 bp	37,317	2.5%
	-100 bp	39,216	2.6%

December 31, 2023	+200 bp	$(75,500)	(6.6)%
	+100 bp	(28,249)	(2.5)%
	-200 bp	11,597	1.0%
	-100 bp	21,499	1.9%

As indicated above, at December 31, 2024, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. At December 31, 2024, the estimated changes in EVE were inside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except share data)	2024	2023
Assets
Cash and due from banks:
Non-interest bearing	$92,112	$122,871
Interest bearing	29,029	11,211
Federal funds sold	75	8,982
Cash and cash equivalents	121,216	143,064
Certificates of deposit investments	3,500	1,470
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,257,436 and $1,363,721 at December 31, 2024 and 2023, respectively)	1,063,292	1,171,572
Held-to-maturity, at amortized cost (estimated fair value of $2,279 and $2,286 at December 31, 2024 and 2023, respectively)	2,279	2,286
Equity securities, at fair value	4,439	4,074
Loans held for sale, at fair value	6,614	4,980
Loans	5,665,848	5,575,585
Less allowance for credit losses	(70,182)	(68,675)
Net loans	5,595,666	5,506,910
Interest receivable	38,639	35,082
Other real estate owned, net	2,179	1,163
Premises and equipment, net	100,234	101,396
Goodwill, net	203,391	196,461
Intangible assets, net	58,515	67,770
Bank owned life insurance	170,854	166,125
Right of use asset	13,861	14,306
Deferred tax asset, net	59,586	70,067
Other assets	75,469	100,068
Total assets	$7,519,734	$7,586,794
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,329,155	$1,398,234
Interest bearing	4,727,941	4,725,425
Total deposits	6,057,096	6,123,659
Repurchase agreements with customers	204,122	213,721
Interest payable	5,280	5,437
FHLB borrowings	242,520	263,787
Junior subordinated debentures, net	24,280	24,058
Subordinated debt, net	87,472	106,755
Lease liability	14,190	14,615
Other liabilities	38,383	41,558
Total liabilities	6,673,343	6,793,590
Stockholders’ equity:
Common stock, $4 par value; authorized 30,000,000 shares; issued 24,564,356 and 24,479,708 shares in 2024 and 2023, respectively; outstanding 23,895,807 and 23,827,137 shares in 2024 and 2023, respectively	100,258	99,919
Additional paid-in capital	512,810	509,314
Retained earnings	395,189	338,662
Deferred compensation	2,756	2,629
Accumulated other comprehensive loss	(142,383)	(136,427)
Treasury stock at cost, 668,549 and 652,571 shares in 2024 and 2023, respectively	(22,239)	(20,893)
Total stockholders’ equity	846,391	793,204
Total liabilities and stockholders’ equity	$7,519,734	$7,586,794

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2024, 2023, and 2022

(In thousands, except per share data)	2024	2023	2022
Interest income:
Interest and fees on loans	$320,446	$262,423	$185,869
Interest on investment securities
Taxable	21,273	24,949	20,595
Exempt from federal income tax	7,563	7,170	8,785
Interest on certificates of deposit investments	144	98	37
Interest on federal funds sold	53	419	113
Interest on deposits with other financial institutions	7,900	5,107	492
Total interest income	357,379	300,166	215,891
Interest expense:
Interest on deposits	106,919	77,294	18,813
Interest on securities sold under repurchase agreements with customers	6,448	6,565	1,795
Interest on FHLB borrowings	8,673	16,779	6,184
Interest on other borrowings	1	10	9
Interest on junior subordinated debentures	2,156	1,859	868
Interest on subordinated debt	4,454	4,196	3,945
Total interest expense	128,651	106,703	31,614
Net interest income	228,728	193,463	184,277
Provision for credit losses	5,635	6,104	4,806
Net interest income after provision for credit losses	223,093	187,359	179,471
Other income:
Wealth management revenues	22,818	20,793	22,492
Insurance commissions	28,552	24,814	21,622
Service charges	12,362	10,881	9,112
Securities gains (losses), net	(433)	3,383	33
Mortgage banking revenue, net	3,957	2,282	1,190
ATM / debit card revenue	16,807	14,347	12,422
Bank owned life insurance	4,728	4,957	3,559
Other income	7,495	5,329	4,252
Total other income	96,286	86,786	74,682
Other expense:
Salaries and employee benefits	124,134	104,962	98,594
Net occupancy and equipment expense	30,407	26,946	24,257
Net other real estate owned expense	411	1,862	330
FDIC insurance expense	3,463	3,339	1,805
Amortization of intangible assets	13,556	9,127	6,290
Stationery and supplies	1,885	1,346	1,295
Legal and professional	12,944	7,379	6,996
ATM / debit card expense	6,384	5,322	4,300
Marketing and donations	3,418	3,005	2,999
Other expense	18,381	22,452	15,995
Total other expense	214,983	185,740	162,861
Income before income taxes	104,396	88,405	91,292
Income taxes	25,498	19,470	18,340
Net income	$78,898	$68,935	$72,952
Per share data:
Basic net income per common share	$3.31	$3.17	$3.62
Diluted net income per common share	3.30	3.15	3.60
Cash dividends declared per common share	0.94	0.92	0.90

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Net income	$78,898	$68,935	$72,952
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2,357, ($7,140), and $61,534 for the years ended December 31, 2024, 2023 and 2022, respectively	(6,270)	17,482	(150,653)
Less: reclassification adjustment for realized gains (losses) included in net income net of taxes of ($119), $981, and $10 for the years ended December 31, 2024, 2023 and 2022, respectively	(314)	2,402	23
Other comprehensive income (loss), net of taxes	(5,956)	15,080	(150,676)
Comprehensive income (loss)	$72,942	$84,015	$(77,724)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024, 2023, and 2022

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Loss	Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	78,898	—	—	—	78,898
Other comprehensive income (loss), net of tax	—	—	—	—	(5,956)	—	(5,956)
Dividends on common stock ($.94 per share)	—	—	(22,371)	—	—	—	(22,371)
Issuance of 45,995 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	184	1,358	—	—	—	—	1,542
Issuance of 5,717 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	23	169	—	—	—	—	192
Issuance of 32,936 common shares pursuant to employee stock purchase plan	132	730	—	—	—	—	862
Purchase of 15,978 treasury shares	—	—	—	—	—	(659)	(659)
Deferred compensation	—	—	—	(1,839)	—	(687)	(2,526)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,634	—	—	—	—	1,634
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	222	—	1,966	—	—	2,188
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024, 2023, and 2022

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	68,935	—	—	—	68,935
Other comprehensive income (loss), net of tax	—	—	—	—	15,080	—	15,080
Dividends on common stock ($.92 per share)	—	—	(19,557)	—	—	—	(19,557)
Issuance of 54,431 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	218	1,402	—	—	—	—	1,620
Issuance of 4,600 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	18	109	—	—	—	—	127
Issuance of 38,989 common shares pursuant to employee stock purchase plan	156	721	—	—	—	—	877
Issuance of 3,290,222 common shares pursuant to acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Purchase of 13,481 treasury shares	—	—	—	—	—	(465)	(465)
Deferred compensation	—	—	—	(765)	—	(375)	(1,140)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	215	—	1,330	—	—	1,545
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024, 2023, and 2022

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
December 31, 2021	$76,835	$340,419	$234,162	$2,517	$(831)	$(19,208)	$633,894
Net income	—	—	72,952	—	—	—	72,952
Other comprehensive income (loss), net of tax	—	—	—	—	(150,676)	—	(150,676)
Dividends on common stock ($.90 per share)	—	—	(17,830)	—	—	—	(17,830)
Issuance of 8,378 common shares pursuant to the deferred compensation plan	34	297	—	—	—	—	331
Issuance of 54,067 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	216	2,013	—	—	—	—	2,229
Issuance of 4,950 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	20	179	—	—	—	—	199
Issuance of 23,055 common shares pursuant to employee stock purchase plan	92	621	—	—	—	—	713
Issuance of 2,292,270 common shares pursuant to acquisition of Delta Bancshares, Co., net proceeds	9,169	83,003	—	—	—	—	92,172
Issuance costs pursuant to acquisition of Delta Bancshares Company	—	(29)	—	—	—	—	(29)
Purchase of 10,647 treasury shares	—	—	—	—	—	(340)	(340)
Deferred compensation	—	—	—	(2,037)	—	(505)	(2,542)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1529	—	—	—	—	1,529
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,216)	—	—	—	—	(1,216)
Vested restricted shares/units compensation expense	—	185	—	1,584	—	—	1,769
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$78,898	$68,935	$72,952
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,635	6,104	4,806
Depreciation, amortization and accretion, net	20,778	14,904	15,060
Change in cash surrender value of bank owned life insurance	(4,728)	(3,981)	(3,559)
Gain on cash surrender value of bank owned life insurance	—	(976)	—
Stock-based compensation expense	2,360	1,656	1,802
Operating lease payments	(3,333)	(3,263)	(3,061)
Loss (gain) on investment securities, net	433	(3,383)	(33)
(Gain) loss on sale of other real property owned, net	(1,317)	4,080	97
Loss on write down of premises and equipment	1,243	131	—
Loss on sale of other assets	—	—	125
Gain on sale of loans held for sale, net	(3,596)	(1,200)	(1,159)
Gain on repayment of subordinated debentures	(493)	—	—
Deferred income taxes	590	16,739	(2,232)
Increase in accrued interest receivable	(3,557)	(2,696)	(6,717)
Increase in accrued interest payable	217	1,045	1,538
Origination of loans held for sale	(127,020)	(62,168)	(59,893)
Proceeds from sale of loans held for sale	128,982	58,726	63,462
Gain on equity securities	—	—	(1,145)
Decrease (increase) in other assets	33,524	(20,562)	(19,537)
(Decrease) Increase in other liabilities	(4,191)	(1,674)	3,318
Net cash provided by operating activities	124,425	72,417	65,824

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	245	1,180	1,225
Purchase of certificates of deposit investments	(2,275)	(245)	(245)
Proceeds from sales of investment securities available-for-sale	32,338	343,610	36,257
Proceeds from maturities of investment securities available-for-sale	91,664	105,964	144,734
Proceeds from maturities of investment securities held-to-maturity	—	668	5,000
Purchase of investment securities available-for-sale	(20,109)	(1,462)	(12,754)
Purchase of held-to-maturity investment securities	(53)	—	—
Net increase in loans	(99,074)	(20,826)	(416,204)
Purchases of premises and equipment	(4,945)	(3,639)	(5,020)
Proceeds from sale of premises and equipment	7	—	—
Proceeds from sales of other real property owned	3,637	2,461	996
Proceeds from bank owned life insurance death benefit	—	2,048	—
Net cash (used in) provided by acquisition	(8,944)	44,621	67,323
Net cash (used in) provided by investing activities	(7,509)	474,380	(178,688)

Cash flows from financing activities:
Net decrease in deposits	(66,563)	(328,314)	(259,862)
(Decrease) increase in repurchase agreements	(9,599)	(7,693)	39,623
Proceeds from FHLB advances	165,000	150,000	359,745
Repayment of FHLB advances	(186,171)	(351,141)	(25,856)
Repayment of subordinated debentures	(19,455)	—	—
Proceeds from issuance of common stock	1,054	1,004	1,244
Direct expenses related to capital transactions	—	—	(29)
Purchase of treasury stock	(659)	(465)	(340)
Dividends paid on common stock	(22,371)	(19,557)	(17,830)
Net cash (used in) provided by financing activities	(138,764)	(556,166)	96,695
Decrease in cash and cash equivalents	(21,848)	(9,369)	(16,169)
Cash and cash equivalents at beginning of period	143,064	152,433	168,602
Cash and cash equivalents at end of period	$121,216	$143,064	$152,433

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$128,808	$104,612	$29,614
Income taxes, net of refunds	(1,524)	22,252	22,988
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$4,683	$681	$383
Initial recognition of right-of-use assets	2,729	1,399	715
Initial recognition of lease liabilities	2,729	1,399	715
Supplemental disclosure of purchase of capital stock
Fair value of assets acquired	$11,449	$1,328,280	$750,063
Consideration paid:
Cash paid	9,000	10,172	15,150
Common stock issued	—	93,508	92,172
Total consideration paid	9,000	103,680	107,322
Fair value of liabilities assumed	$2,449	$1,224,600	$642,741

See accompanying notes to consolidated financial statements.

First Mid Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Acquisitions

Mid Rivers Insurance Group, Inc. During the quarter ended September 30, 2024, Mid Rivers Insurance Group, Inc. was acquired by the Company for a purchase price of $10.1 million and instantly merged into First Mid Insurance Group.

Purdum, Gray, Ingledue, Beck, Inc. During the quarter ended June 30, 2024, Purdum, Gray, Ingledue, Beck, Inc. was acquired by the Company for a purchase price of $10.2 million and instantly merged into First Mid Insurance Group.

Blackhawk Bancorp, Inc. On March 20, 2023, First Mid Bancshares, Inc. (“First Mid”) and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of First Mid (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, First Mid agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk merged with and into Merger Sub, whereupon the separate corporate existence of Blackhawk cease and Merger Sub continue as the surviving company and a wholly-owned subsidiary of First Mid (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Blackhawk issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Blackhawk and dissenting shares) were converted into and become the right to receive 1.15 shares of common stock, par value $4.00 per share, of First Mid and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by First Mid at the closing of the Merger to Blackhawk’s shareholders and equity award holders was 3,290,222 shares of First Mid common stock valued at $93.5 million and $2,000 of cash in lieu of fractional shares.

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

Summary of Significant Accounting Policies

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07 during the year ended December 31, 2024. The Chief Financial Officer, Matt Smith (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Based on this assessment the Company’s financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

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

The Company individually evaluates certain loans for impairment. A specific allowance is assigned to a loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-individually evaluated loan is more subjective. Generally, allowance for credit losses is measured on a collective (pool) basis for loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. In addition, a twenty-four month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for credit losses would be required.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company performed its annual testing of goodwill for impairment as of September 30, 2024 and determined that, as of that date, goodwill was not impaired. The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

Wealth Management Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. First Mid Wealth Management Company managed assets totaling $6.4 billion and $6.1 billion at December 31, 2024 and 2023, respectively.

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

A maximum of 550,000 shares of common stock may be issued under the SI Plan. The Company awarded 80,332, 45,986 and 63,150 shares during 2024, 2023, and 2022, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2024, 2023, and 2022, 32,936, 38,989 and 23,055 shares, respectively were issued pursuant to the ESPP. As of December 31, 2024, there were 473,336 shares unassigned but available to be issued under the ESPP.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2024 substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space. For leases in effect January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into.

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

Trust revenues. The Company generates fee income from providing fiduciary services through its trust department. Fees are billed in arrears based upon the preceding period account balance. Revenue from the farm management department is recorded when service is complete, for example when crops are sold. This revenue is included in wealth management revenues on the consolidated statement of income.

Brokerage commissions. The primary brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded. This revenue is included in wealth management revenues on the consolidated statement of income.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of December 31, 2024 and 2023 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2024
Net unrealized losses on securities available-for-sale	$(194,144)
Tax benefit	51,761
Balance at December 31, 2024	$(142,383)
December 31, 2023
Net unrealized losses on securities available-for-sale	$(192,149)
Tax benefit	55,722
Balance at December 31, 2023	$(136,427)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2024	2023	2022	Statements of Income
Realized gains (losses) on available-for-sale securities	$(433)	$3,383	$33	Securities gains, net (total reclassified amount before tax)
Income tax benefit (expense)	119	(981)	(10)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$(314)	$2,402	$23	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$78,898,000	$68,935,000	$72,952,000
Weighted average common shares outstanding	23,800,523	21,780,217	20,169,077
Basic earnings per common share	$3.31	$3.17	$3.62
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$78,898,000	$68,935,000	$72,952,000
Weighted average common shares outstanding	23,800,523	21,780,217	20,169,077
Dilutive potential common shares:
Restricted stock awarded	95,158	88,571	74,558
Dilutive potential common shares	95,158	88,571	74,558
Diluted weighted average common shares outstanding	23,895,681	21,868,788	20,243,635
Diluted earnings per common share	$3.30	$3.15	$3.60

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2024, 2023, and 2022.

Note 3 -- Cash and Due from Banks

At December 31, 2024, the Company's cash accounts exceeded federal insurance limits by $1.1 million. There have been no losses on these accounts.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2024 and 2023 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$3	$(21,158)	$191,358
Obligations of states and political subdivisions	324,046	135	(56,441)	267,740
Mortgage-backed securities: GSE residential	653,760	552	(114,570)	539,742
Other securities	67,117	—	(2,665)	64,452
Total available-for-sale	$1,257,436	$690	$(194,834)	$1,063,292
Held-to-maturity:
Other securities	$2,279	$—	$—	$2,279
Total held-to-maturity	$2,279	$—	$—	$2,279
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,875	$—	$(26,219)	$211,656
Obligations of states and political subdivisions	337,835	152	(49,371)	288,616
Mortgage-backed securities: GSE residential	714,216	1,158	(113,074)	602,300
Other securities	73,795	—	(4,795)	69,000
Total available-for-sale	$1,363,721	$1,310	$(193,459)	$1,171,572
Held-to-maturity:
Other securities	$2,286	$—	$—	$2,286
Total held-to-maturity	$2,286	$—	$—	$2,286

The Company also had $4.4 million and $4.1 million of equity securities, at fair value, as of December 31, 2024 and 2023, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2024, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Proceeds from sales	$32,338	$343,610	$36,257
Gross gains	46	4,381	202
Gross losses	(479)	(998)	(169)
Income tax expense	119	(981)	(10)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2024 and the weighted average yield for each range of maturities (dollars in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$178,548	$12,810	$—	$—	$191,358
Obligations of state and political subdivisions	26,780	114,045	117,825	9,090	267,740
Mortgage-backed securities: GSE residential	3,065	5,299	33,506	497,872	539,742
Other securities	51,001	12,641	810	—	64,452
Total available-for-sale	$259,394	$144,795	$152,141	$506,962	$1,063,292
Weighted average yield	2.08%	2.38%	2.26%	1.81%	2.01%
Full tax equivalent yield	2.24%	2.88%	2.70%	1.83%	2.19%
Held-to-maturity:
Other securities	$—	$—	$—	$2,279	$2,279
Total held-to-maturity	$—	$—	$—	$2,279	$2,279
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2024. Investment securities carried at approximately $633 million and $831 million at December 31, 2024 and 2023, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2024 and 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,340	$—	$189,327	$(21,158)	$190,667	$(21,158)
Obligations of states and political subdivisions	20,349	(1,248)	241,502	(55,193)	261,851	(56,441)
Mortgage-backed securities: GSE residential	1,135	(18)	511,746	(114,552)	512,881	(114,570)
Other securities	—	—	58,702	(2,665)	58,702	(2,665)
Total	$22,824	$(1,266)	$1,001,277	$(193,568)	$1,024,101	$(194,834)
December 31, 2023
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,288	$(4)	$210,069	$(26,215)	$211,357	$(26,219)
Obligations of states and political subdivisions	22,281	(333)	241,630	(49,038)	263,911	(49,371)
Mortgage-backed securities: GSE residential	5,818	(67)	566,197	(113,007)	572,015	(113,074)
Other securities	5,311	(439)	57,939	(4,356)	63,250	(4,795)
Total	$34,698	$(843)	$1,075,835	$(192,616)	$1,110,533	$(193,459)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2024, there were twenty-nine available-for-sale U.S. Treasury securities and obligations of U.S. government corporations and agencies with a fair value of $189.3 million and unrealized losses of $21.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were thirty-six available-for-sale securities with a fair value of $210.1 million and unrealized losses of $26.2 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more at December 31, 2024 or 2023.

Obligations of states and political subdivisions. At December 31, 2024 there were two hundred forty-seven obligations of states and political subdivisions with fair value of $241.5 million and unrealized losses of $55.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were two hundred thirty-seven obligations of states and political subdivisions with fair value of $241.6 million and unrealized losses of $49.0 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2024 there were two hundred forty-one mortgage-backed securities with a fair value of $511.7 million and unrealized losses of $114.6 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023, there were two hundred sixty-three mortgage-backed security with a fair value of $566.2 million and unrealized losses of $113.0 million in a continuous unrealized loss position for twelve months or more.

Other securities. At December 31, 2024 there were forty other securities with fair value of $58.7 million and unrealized losses of $2.7 million in a continuous unrealized loss position for twelve months or more. At December 31, 2023 there were forty-three other securities with fair value of $57.9 million and unrealized losses of $4.4 million in a continuous unrealized loss position for twelve months or more.

Maturities of investment securities were as follows at December 31, 2024 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$279,995	$256,329
Due after one-five years	165,880	139,496
Due after five-ten years	146,600	118,635
Due after ten years	11,201	9,090
	603,676	523,550
Mortgage-backed securities: GSE residential	653,760	539,742
Total available-for-sale	$1,257,436	$1,063,292
Held-to-maturity:
Due after ten years	2,279	2,279
Total held-to-maturity	$2,279	$2,279

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2024 and 2023 follows (in thousands):

	2024	2023
Construction and land development	$236,258	$207,033
Agricultural real estate	391,436	392,265
1-4 family residential properties	502,243	549,843
Multifamily residential properties	334,032	321,537
Commercial real estate	2,442,627	2,416,294
Loans secured by real estate	3,906,596	3,886,972
Agricultural loans	239,138	196,202
Commercial and industrial loans	1,340,865	1,273,637
Consumer loans	54,481	92,142
All other loans	169,232	184,609
Gross loans	5,710,312	5,633,562
Less: Loans held for sale	6,614	4,980
	5,703,698	5,628,582
Less:
Net deferred loan fees, premiums and discounts	37,850	52,997
Allowance for credit losses	70,182	68,675
Net loans	$5,595,666	$5,506,910

Net loans increased $88.8 million as of December 31, 2024 compared to December 31, 2023. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $33.7 million and $29.9 million at December 31, 2024 and 2023, respectively.

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

The following table represents the gross commercial real estate loans by property type as of December 31, 2024 (in thousands):

December 31, 2024
Commercial real estate
Owner occupied	$782,231
Non owner occupied
Shopping centers and malls	244,000
Industrial and warehouse	218,175
Hotels and motels	206,425
Skilled nursing facility	172,834
Office	145,006
Assisted living facility	119,416
Retail	110,850
Medical office	88,532
Other property types	355,158
Total commercial real estate	$2,442,627

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net credit losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large, impaired loans separately from non-impaired loans.

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

Beginning January 1, 2020, the allowance for credit losses was estimated using the current expected credit loss model ("CECL"). The Company uses the Loss Rate method to estimate the historical loss rate for all non-individually evaluated loans. Under this method, the allowance for credit losses is measured on a collective (pool) basis for loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. In addition, a twenty-four month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

During 2024, the following assumptions and factors were considered.

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment increased by a minor, or 10%, amount on a net basis for the year. This increase was primarily due to the level of balances versus the internal concentration threshold.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and remained stable over the last year. The loan to values in this segment are very low. There was no change to the qualitative factors for this segment.

Residential Real Estate Non Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

Residential Real Estate Owner Occupied Loans. The loan segment has remained stable throughout the last several years. However, an increase in past dues at year end resulted in a significant, or 15% increase to the qualitative factors for this segment.

HELOC Loans. These loans are a small segment to overall loan balances. During the year, past dues increased to a level that resulted in a significant, or 15%, increase to the qualitative factors for this segment.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, reflecting less uncertainty to recessionary risks that were high in prior years with the rapid movement in interest rates, inflationary pressures, and recovery from the pandemic. Given the reduction to recessionary risk, the Company lowered its qualitative factor for this segment by a moderate, or 10%, level.

Commercial Real Estate Non Owner Occupied Loans. This segment includes the Company's largest balances. While qualitative factors had been increased in past periods for the economic uncertainty in the macro conditions, the Company still viewed this area as slightly higher risk given the continuous repricing of maturing loans to much higher market rates. On a net basis, the Company increased the qualitative factor at a minor, 5% level, for the year.

Agricultural Loans. Losses in this segment are very low. However, commodity prices have remained depressed for an extended period and have resulted in stressed balance sheets and cash flows for some farmers. The Company added to the qualitative factor multiple times throughout the year with an increase totaling 25%.

Commercial and Industrial Loans. This segment includes the largest balance of allowance for credit losses. The qualitative factors for this segment were reduced by a moderate, or 10%, level in the year. Most of the repricing for higher rates in this loan segment has already occurred and prior years increases for higher risk were no longer necessary.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. While historical net charge-offs have been immaterial in this segment, there was an increase in past dues that resulted in the need for a significant, or 15%, increase to the qualitative factor to reflect the higher risk.

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

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2024, 2023, and 2022 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Twelve months ended December 31, 2024
Beginning Balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	352	(5)	(785)	1,178	3,587	510	798	5,635
Loans charged off	—	—	195	451	2,410	688	2,004	5,748
Recoveries collected	5	—	339	184	75	330	687	1,620
Ending balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182

Twelve months ended December 31, 2023
Beginning Balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	374	(67)	225	1,755	490	2,322	1,005	6,104
Loans charged off	14	—	87	25	408	529	1,568	2,631
Recoveries collected	—	—	216	805	38	576	683	2,318
Ending balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675

Twelve months ended December 31, 2022
Beginning Balance	$1,743	$1,257	$2,330	$26,246	$983	$19,241	$2,855	$54,655
Initial allowance on loans purchased with credit deterioration	272	—	3	478	—	94	16	863
Provision for credit loss expense	137	176	1,241	1,462	(359)	2,135	14	4,806
Loans charged off	2	—	191	414	93	870	1,380	2,950
Recoveries collected	100	—	359	385	54	208	613	1,719
Ending balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2024 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Construction and land development	$—	$—	$—	$—	$—
Agricultural real estate	1,107	—	—	1,107	—
1-4 family residential properties	360	—	—	360	—
Multifamily residential properties	895	—	—	895	—
Commercial real estate	4,430	—	—	4,430	196
Loans secured by real estate	6,792	—	—	6,792	196
Agricultural loans	600	9,526	—	10,126	788
Commercial and industrial loans	57	1,234	—	1,291	260
Consumer loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total loans	$7,449	$10,760	$—	$18,209	$1,244

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2024 and 2023 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Construction and land development loans
Pass	$82,696	$101,715	$14,390	$15,817	$4,735	$16,342	$—	$235,695
Special mention	—	—	—	—	—	382	—	382
Substandard	—	—	6	—	—	10	—	16
Total	$82,696	$101,715	$14,396	$15,817	$4,735	$16,734	$—	$236,093
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$25,824	$17,292	$159,433	$55,083	$48,700	$73,592	$—	$379,924
Special mention	—	192	107	986	1,755	5,630	—	8,670
Substandard	—	141	966	—	—	1,059	—	2,166
Total	$25,824	$17,625	$160,506	$56,069	$50,455	$80,281	$—	$390,760
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$46,350	$36,454	$74,580	$75,325	$61,936	$110,348	$79,714	$484,707
Special mention	175	—	204	326	—	577	59	1,341
Substandard	174	672	916	737	557	6,875	618	10,549
Total	$46,699	$37,126	$75,700	$76,388	$62,493	$117,800	$80,391	$496,597
Current period gross writeoffs	$—	$46	$13	$33	$—	$103	$—	$195
Commercial real estate loans
Pass	$216,297	$213,704	$680,665	$535,056	$289,855	$774,516	$—	$2,710,093
Special mention	659	13,732	4,090	2,053	713	10,462	—	31,709
Substandard	—	49	3,844	467	—	4,067	—	8,427
Total	$216,956	$227,485	$688,599	$537,576	$290,568	$789,045	$—	$2,750,229
Current period gross writeoffs	$—	$—	$151	$—	$—	$300	$—	$451
Agricultural loans
Pass	$175,402	$24,024	$13,147	$9,162	$1,585	$2,306	$—	$225,626
Special mention	617	2,208	976	100	—	—	—	3,901
Substandard	843	7,092	2,209	—	—	—	—	10,144
Total	$176,862	$33,324	$16,332	$9,262	$1,585	$2,306	$—	$239,671
Current period gross writeoffs	$—	$2,213	$100	$52	$—	$45	$—	$2,410
Commercial and industrial loans
Pass	$307,785	$228,411	$278,845	$183,042	$131,005	$360,610	$—	$1,489,698
Special mention	54	1,149	1,277	748	1,020	7,583	—	11,831
Substandard	65	1,410	789	446	98	815	—	3,623
Total	$307,904	$230,970	$280,911	$184,236	$132,123	$369,008	$—	$1,505,152
Current period gross writeoffs	$10	$47	$207	$378	$10	$36	$—	$688
Consumer loans
Pass	$5,098	$5,138	$24,430	$11,810	$4,494	$2,385	$—	$53,355
Special mention	—	—	14	—	—	—	—	14
Substandard	12	21	259	216	54	29	—	591
Total	$5,110	$5,159	$24,703	$12,026	$4,548	$2,414	$—	$53,960
Current period gross writeoffs	$98	$63	$154	$139	$59	$1,491	$—	$2,004
Total loans
Pass	$859,452	$626,738	$1,245,490	$885,295	$542,310	$1,340,099	$79,714	$5,579,098
Special mention	1,505	17,281	6,668	4,213	3,488	24,634	59	57,848
Substandard	1,094	9,385	8,989	1,866	709	12,855	618	35,516
Total	$862,051	$653,404	$1,261,147	$891,374	$546,507	$1,377,588	$80,391	$5,672,462
Current period gross writeoffs	$108	$2,369	$625	$602	$69	$1,975	$—	$5,748

	Term Loans by Origination Year						Revolving
Risk rating	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Construction and land development loans
Pass	$68,086	$74,065	$27,392	$5,188	$10,795	$19,115	$—	$204,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Total	$68,086	$74,065	$27,392	$5,188	$10,795	$19,551	$—	$205,077
Current period gross writeoffs	$—	$—	$—	$—	$14	$—	$—	$14
Agricultural real estate loans
Pass	$19,231	$164,812	$57,815	$53,249	$19,419	$71,189	$—	$385,715
Special mention	206	—	627	—	1,170	1,868	—	3,871
Substandard	—	—	371	—	—	1,175	—	1,546
Total	$19,437	$164,812	$58,813	$53,249	$20,589	$74,232	$—	$391,132
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$66,119	$96,995	$79,085	$73,073	$26,854	$105,257	$75,700	$523,083
Special mention	—	967	3,184	—	—	3,804	10	7,965
Substandard	152	759	460	396	288	8,865	501	11,421
Total	$66,271	$98,721	$82,729	$73,469	$27,142	$117,926	$76,211	$542,469
Current period gross writeoffs	$10	$—	$—	$—	$14	$63	$—	$87
Commercial real estate loans
Pass	$185,628	$680,099	$548,733	$317,075	$239,323	$701,464	$—	$2,672,322
Special mention	3,666	2,706	1,317	2,159	1,563	7,778	—	19,189
Substandard	—	3,899	520	20	775	7,108	—	12,322
Total	$189,294	$686,704	$550,570	$319,254	$241,661	$716,350	$—	$2,703,833
Current period gross writeoffs	$—	$—	$—	$—	$25	$—	$—	$25
Agricultural loans
Pass	$147,993	$27,895	$10,044	$2,549	$1,883	$5,854	$—	$196,218
Special mention	6	10	—	—	38	—	—	54
Substandard	—	—	—	—	—	—	—	—
Total	$147,999	$27,905	$10,044	$2,549	$1,921	$5,854	$—	$196,272
Current period gross writeoffs	$—	$276	$—	$—	$—	$132	$—	$408
Commercial and industrial loans
Pass	$290,304	$306,794	$232,198	$154,499	$73,906	$347,957	$—	$1,405,658
Special mention	1,047	1,857	9,982	562	597	28,900	—	42,945
Substandard	—	537	791	58	29	750	—	2,165
Total	$291,351	$309,188	$242,971	$155,119	$74,532	$377,607	$—	$1,450,768
Current period gross writeoffs	$—	$353	$—	$49	$20	$107	$—	$529
Consumer loans
Pass	$9,547	$40,225	$21,264	$10,387	$4,475	$4,035	$—	$89,933
Special mention	—	26	—	—	—	—	—	26
Substandard	86	405	325	139	59	41	—	1,055
Total	$9,633	$40,656	$21,589	$10,526	$4,534	$4,076	$—	$91,014
Current period gross writeoffs	$—	$132	$208	$2	$20	$1,206	$—	$1,568
Total loans
Pass	$786,908	$1,390,885	$976,531	$616,020	$376,655	$1,254,871	$75,700	$5,477,570
Special mention	4,925	5,566	15,110	2,721	3,368	42,350	10	74,050
Substandard	238	5,600	2,467	613	1,151	18,375	501	28,945
Total	$792,071	$1,402,051	$994,108	$619,354	$381,174	$1,315,596	$76,211	$5,580,565
Current period gross writeoffs	$10	$761	$208	$51	$93	$1,508	$—	$2,631

The following table presents the Company’s loan portfolio aging analysis at December 31, 2024 and 2023 (in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2024
Construction and land development	$6	$—	$—	$6	$236,087	$236,093	$—
Agricultural real estate	—	—	533	533	390,227	390,760	—
1-4 family residential properties	2,209	931	2,089	5,229	491,368	496,597	—
Multifamily residential properties	—	—	472	472	332,172	332,644	—
Commercial real estate	595	553	344	1,492	2,416,093	2,417,585	—
Loans secured by real estate	2,810	1,484	3,438	7,732	3,865,947	3,873,679	—
Agricultural loans	550	—	1,289	1,839	237,832	239,671	—
Commercial and industrial loans	337	89	463	889	1,335,031	1,335,920	—
Consumer loans	442	48	111	601	53,359	53,960	—
All other loans	—	—	—	—	169,232	169,232	—
Total loans	$4,139	$1,621	$5,301	$11,061	$5,661,401	$5,672,462	$—
Percent of total loans				0.19%
December 31, 2023
Construction and land development	$—	$585	$—	$585	$204,492	$205,077	$—
Agricultural real estate	—	—	—	—	391,132	391,132	—
1-4 family residential properties	2,957	486	727	4,170	538,299	542,469	—
Multifamily residential properties	150	—	—	150	318,979	319,129	—
Commercial real estate	819	45	940	1,804	2,382,900	2,384,704	—
Loans secured by real estate	3,926	1,116	1,667	6,709	3,835,802	3,842,511	—
Agricultural loans	—	—	—	—	196,272	196,272	—
Commercial and industrial loans	367	70	858	1,295	1,264,864	1,266,159	—
Consumer loans	979	157	252	1,388	89,626	91,014	—
All other loans	—	—	—	—	184,609	184,609	—
Total loans	$5,272	$1,343	$2,777	$9,392	$5,571,173	$5,580,565	$—
Percent of total loans				0.17%

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

Nonaccrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2024 and December 31, 2023 (in thousands). This table excludes performing purchased credit deteriorated loans and performing loans modified.

	2024		2023
	Nonaccrual with no Allowance for		Nonaccrual with no Allowance for
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$6	$6	$—	$—
Agricultural real estate	2,213	2,213	1,146	1,146
1-4 family residential properties	4,196	4,937	4,679	4,940
Multifamily residential properties	—	—	—	—
Commercial real estate	4,901	7,716	10,237	10,237
Loans secured by real estate	11,316	14,872	16,062	16,323
Agricultural loans	1,371	11,521	—	—
Commercial and industrial loans	1,320	2,071	1,931	1,931
Consumer loans	311	311	578	578
Total loans	$14,318	$28,775	$18,571	$18,832

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $28.8 million and $18.8 million at December 31, 2024 and 2023, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1.4 million, $412,000 and $103,000 in 2024, 2023, and 2022, respectively.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable
December 31, 2024
Agricultural real estate	$—	$309	$—	$—	0.01%
1-4 family residential properties	—	45	758	—	0.01%
Commercial real estate	—	847	188	472	0.03%
Loans secured by real estate	—	1,201	946	472	0.05%
Commercial and industrial loans	—	136	92	—	—%
Consumer loans	—	2	8	—	—%
Total	$—	$1,339	$1,046	$472	0.05%
December 31, 2023
Agricultural real estate	$—	$331	$—	$—	0.01%
1-4 family residential properties	—	55	807	—	0.02%
Commercial real estate	—	744	131	562	0.03%
Loans secured by real estate	—	1,130	938	562	0.05%
Commercial and industrial loans	—	199	178	—	0%
Consumer loans	—	6	38	—	—%
Total	$—	$1,335	$1,154	$562	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended December 31, 2024.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Commercial real estate	$—	$—	$472	$472
Loans secured by real estate	—	—	472	472
Total loans	$—	$—	$472	$472

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended December 31, 2024.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial and industrial loans	—%	—
Consumer loans	—%	—
Commercial real estate	—%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for twelve months ended December 31, 2024.

At December 31, 2024 and 2023, the balance of real estate owned include $2.2 million and $1.2 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2024 and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $2.8 million and $399,000.

Purchased Credit Deteriorated (PCD) Loans

During 2023, the Company acquired loans from Blackhawk Bank, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

Blackhawk Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$115,250
Allowance for credit losses at acquisition	(3,791)
Non-credit discount/(premium) at acquisition	(5,476)
Fair value of purchased credit deteriorated loans at acquisition	$105,983

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2024 and 2023 consisted of (in thousands):

	2024	2023
Land	$35,355	$35,732
Buildings and improvements	71,814	72,082
Furniture and equipment	23,387	27,518
Leasehold improvements	5,054	4,829
Construction in progress	1,553	2,751
Subtotal	137,163	142,912
Accumulated depreciation and amortization	36,929	41,516
Total	$100,234	$101,396

Depreciation and amortization expense was $4.9 million, $5.0 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2024 and 2023 (in thousands):

	2024		2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill	$207,151	$3,760	$200,221	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	44,736	79,945	34,966
Customer list intangibles	30,857	13,180	26,552	10,620
	$320,968	$64,691	$309,733	$52,361

During the quarter ended September 30, 2024, goodwill of $6.9 million was recorded for the acquisition of the stock of Mid Rivers Insurance Group, Inc., in connection with its insurance business. First Mid Insurance was assigned all this goodwill.

The following provides a reconciliation of the purchase price paid for Mid Rivers Insurance Group, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,059
Less purchase accounting adjustments:
Insurance Company intangible	$4,305
Other liabilities	(1,176)
		3,129
Resulting goodwill from acquisition		$6,930

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

The unpaid principal balance of mortgage loans serviced for others was $572.6 million and $641.2 million at December 31, 2024 and 2023, respectively. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$6,859	$331
Mortgage servicing rights acquired	—	7,070
Valuation recovery	7	(8)
Mortgage servicing rights amortized	(1,226)	(524)
I/O strip	(11)	(10)
Ending balance	$5,629	$6,859

Total amortization expense for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Core deposit intangibles	$9,770	$6,534	$4,347
Customer list intangibles	2,560	2,069	1,743
Mortgage servicing rights	1,226	524	200
	$13,556	$9,127	$6,290

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/25	$12,310
For year ended 12/31/26	10,594
For year ended 12/31/27	9,330
For year ended 12/31/28	8,116
For year ended 12/31/29	6,764

The weighted average amortization period for core deposit, customer lists and total intangibles was 3.20, 4.37 and 3.59 years respectively, at December 31, 2024.

Note 8 – Deposits

As of December 31, 2024 and 2023, deposits consisted of the following (in thousands):

	2024	2023
Demand deposits:
Non-interest bearing	$1,329,155	$1,398,234
Interest-bearing	1,907,734	1,837,296
Savings	636,427	710,586
Money market	1,196,537	1,129,950
Time deposits	987,243	1,047,593
Total deposits	$6,057,096	$6,123,659

Total interest expense on deposits for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Interest-bearing demand	$33,697	$21,347	$4,315
Savings	810	739	570
Money market	34,302	26,592	9,394
Time deposits	38,110	28,616	4,534
Total	$106,919	$77,294	$18,813

As of December 31, 2024, 2023, and 2022, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2024	2023	2022
Time deposit balances in denominations of more than $250,000	$341,432	$282,028	$138,056

The following table shows the amount of maturities for all time deposits as of December 31, 2024 (in thousands):

Less than 1 year	$872,773
1 year to 3 years	94,538
3 years to 5 years	19,333
Over 5 years	599
Total	$987,243

In 2024 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $261.2 million and $381.3 million in various checking accounts and time deposits as of December 31, 2024 and 2023, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2024 and 2023 borrowings consisted of the following (in thousands):

	2024	2023
Securities sold under agreements to repurchase	$204,122	$213,721
Federal Home Loan Bank-overnight	90,000	—
Federal Home Loan Bank (FHLB) fixed-term advances	152,520	263,787
Subordinated debt	87,472	106,755
Junior subordinated debentures	24,280	24,058
Total	$558,394	$608,321

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2024 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures
2025	$97,435	$—	$4,124
2026	25,000	—	—
2027	50,000	—	—
2028	25,000	—	—
2029	45,000	—	—
Thereafter	—	91,000	21,651
	242,435	91,000	25,775
Unamortized premium (discount)	85	(3,528)	(1,495)
	$242,520	$87,472	$24,280

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2024 the advances totaling $242.4 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$90,000,000	overnight	4.46%	January 1, 2025
5,000,000	5.0	0.91%	March 10, 2025
2,435,064	10.0	2.64%	December 23, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.28%.

(In thousands)	2024	2023	2022
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$282,285	$231,650	$257,061
Average amount outstanding for the year	221,789	225,307	202,242

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2024	December 31, 2023
US Treasury securities and obligations of U.S. government corporations and agencies	$70,664	$46,544
Mortgage-backed securities: GSE: residential	133,458	167,177
Total	$204,122	$213,721

At December 31, 2024, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is secured by all the stock of First Mid Bank. Management believes that the Company and its subsidiary banks were in compliance with all the existing covenants at December 31, 2024 and 2023.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of December 31, 2024, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (6.81% and 7.25% at December 31, 2024 and 2023). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month LIBOR plus 185 basis points (7.06% and 7.50% at December 31, 2024 and 2023, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month LIBOR plus 170 basis points (6.91% and 7.35% at December 31, 2024 and 2023, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a special purpose entity that was formed solely to hold the subordinated debentures and a wholly owned unconsolidated subsidiary of Blackhawk Bancorp,Inc. The initial $7.2 million of subordinated debentures was capitalized by issuing $7.0 million of preferred securities and $217,000 of common ownership shares in December of 2002. Blackhawk purchased 100% of the common ownership shares and the preferred shares were issued to unrelated parties. In December 2007, Blackhawk redeemed $6.2 million of the originally issued subordinated debentures and the terms are identical to the common and preferred securities. Distributions are paid quarterly. Cumulative cash distributions are calculated at three-month LIBOR plus 325 basis points (8.17% and 8.87% at December 31, 2024 and 2023, respectively) and resets quarterly. The Company may, at one or more times defer interest payment on the subordinated debentures for up to 20 consecutive quarters, but not beyond December 26, 2032. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The subordinated debentures, if still outstanding, must by redeemed by December 26, 2032. The Company has the option to redeem the debentures on a quarterly basis at par plus any accrued and unpaid distribution to the date of redemptions.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a special purpose entity that was formed solely to hold the subordinated debentures and a wholly owned unconsolidated subsidiary of Blackhawk Bancorp,Inc. The initial $4.1 million of subordinated debentures was capitalized by issuing $4.0 million of preferred securities and $124,000 of common ownership shares in March 2005. Blackhawk purchased 100% of the common ownership shares and the preferred shares were issued to unrelated parties. Distributions are paid quarterly. Cumulative cash distributions are calculated at three-month LIBOR plus 205 basis points (7.25% and 7.69% at December 31, 2024 and 2023, respectively) and resets quarterly. The Company may, at one or more times defer interest payment on the subordinated debentures for up to 20 consecutive quarters, but not beyond March 17, 2035. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The subordinated debentures, if still outstanding, must by redeemed by March 17, 2035. The Company has the option to redeem the debentures on a quarterly basis at par plus any accrued and unpaid distribution to the date of redemptions.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2024 and 2023, the Company and First Mid Bank all capital adequacy requirements.

As of December 31, 2024 and 2023, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2024, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)
Company	$935,189	15.37%	$639,015	>10.50%	N/A	N/A
First Mid Bank	880,621	14.51%	637,089	>10.50%	$606,752	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	780,096	12.82%	517,298	> 8.50%	N/A	N/A
First Mid Bank	813,000	13.40%	515,739	> 8.50%	485,401	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	755,816	12.42%	426,010	> 7.00%	N/A	N/A
First Mid Bank	813,000	13.40%	424,726	> 7.00%	394,389	> 6.50%
Tier 1 capital (to average assets)
Company	780,096	10.33%	301,976	> 4.00%	N/A	N/A
First Mid Bank	813,000	10.82%	300,596	> 4.00%	375,745	> 5.00%

December 31, 2023
Total capital (to risk-weighted assets)
Company	$894,259	14.84%	$632,724	>10.50%	N/A	N/A
First Mid Bank	854,235	14.22%	630,581	>10.50%	$600,553	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	724,186	12.02%	512,205	> 8.50%	N/A	N/A
First Mid Bank	790,917	13.17%	510,470	> 8.50%	480,443	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	700,128	11.62%	421,816	> 7.00%	N/A	N/A
First Mid Bank	790,917	13.17%	420,387	> 7.00%	390,360	> 6.50%
Tier 1 capital (to average assets)
Company	724,186	9.33%	310,587	> 4.00%	N/A	N/A
First Mid Bank	790,917	10.23%	309,151	> 4.00%	386,439	> 5.00%

The Company's risk-weighted assets, capital and capital ratios for December 31, 2024 and 2023 were computed in accordance with Basel III capital rules which were effective January 1, 2015. Prior periods were computed following previous rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2024 and 2023, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,358	$—	$191,358	$—
Obligations of states and political subdivisions	267,740	—	267,740	—
Mortgage-backed securities	539,742	—	539,742	—
Other securities	64,452	—	58,693	5,759
Total available-for-sale securities	1,063,292	—	1,057,533	5,759
Equity securities	4,439	4,439	—	—
Loans held for sale	6,614	—	6,614	—
Derivative assets: interest rate swaps	2,949	—	2,949	—
Total assets	$1,077,294	$4,439	$1,067,096	$5,759

Derivative liabilities: interest swaps	$2,006	$—	$2,006	$—

December 31, 2023
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211,656	$—	$211,656	$—
Obligations of states and political subdivisions	288,616	—	288,616	—
Mortgage-backed securities	602,300	—	602,300	—
Other securities	69,000	—	62,837	6,163
Total available-for-sale securities	1,171,572	—	1,165,409	6,163
Equity securities	4,074	4,074	—	—
Loans held for sale	4,980	—	4,980	—
Derivative assets: interest rate swaps	3,166	—	3,166	—
Total assets	$1,183,792	$4,074	$1,173,555	$6,163

Derivative liabilities: interest swaps	$2,217	$—	$2,217	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

Total
December 31, 2024
Beginning balance	$6,163
Transfers into Level 3	3
Maturities	(407)
Ending balance	$5,759

December 31, 2023
Beginning balance	$9,250
Transfers into Level 3	1,163
Transfers out of Level 3	(4,250)
Ending balance	$6,163

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2024 was $17.9 million and a fair value of $16.6 million resulting in specific loss exposures of $1.3 million. As of December 31, 2023, the total carrying amount of loans for which a change specific allowance has occurred was $1.2 million. These loans had a fair value of $1.0 million which resulted in specific loss exposures of $200,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2024 was $2.2 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $48,000. The total carrying amount of other real estate owned as of December 31, 2023 was $1.2 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $24,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Collateral dependent loans	$16,604	$—	$—	$16,604
Foreclosed assets held for sale	48	—	—	48
December 31, 2023
Collateral dependent loans	$1,028	$—	$—	$1,028
Foreclosed assets held for sale	24	—	—	24

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2024.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$16,604	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	48	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2023.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$1,028	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	24	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets
Cash and due from banks	$121,141	$121,141	$121,141	$—	$—
Federal funds sold	75	75	75	—	—
Certificates of deposit investments	3,500	3,500	—	3,500	—
Available-for-sale securities	1,063,292	1,063,292	—	1,057,533	5,759
Held-to-maturity securities	2,279	2,279	2,279	—	—
Equity securities	4,439	4,439	4,439	—	—
Loans held for sale	6,614	6,614	—	6,614	—
Loans net of allowance for credit losses	5,595,666	5,314,756	—	—	5,314,756
Interest receivable	38,639	38,639	—	38,639	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,501	9,501	—	9,501	—
Financial liabilities
Deposits	$6,057,096	$5,977,113	$—	$5,069,853	$907,260
Securities sold under agreements to repurchase	204,122	204,122	—	204,122	—
Interest payable	5,280	5,280	—	5,280	—
Federal Home Loan Bank borrowings	242,520	240,125	—	240,125	—
Subordinated debentures	87,472	86,062	—	86,062	—
Junior subordinated debentures	24,280	21,411	—	21,411	—

December 31, 2023
Financial assets
Cash and due from banks	$134,082	$134,082	$134,082	$—	$—
Federal funds sold	8,982	8,982	8,982	—	—
Certificates of deposit investments	1,470	1,470	—	1,470	—
Available-for-sale securities	1,171,572	1,171,572	—	1,165,409	6,163
Held-to-maturity securities	2,286	2,286	2,286	—	—
Equity securities	4,074	4,074	4,074	—	—
Loans held for sale	4,980	4,980	—	4,980	—
Loans net of allowance for credit losses	5,506,910	5,235,525	—	—	5,235,525
Interest receivable	35,082	35,082	—	35,082	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,758	9,758	—	9,758	—
Financial liabilities
Deposits	$6,123,659	$6,042,277	$—	$5,076,066	$966,211
Securities sold under agreements to repurchase	213,721	213,714	—	213,714	—
Interest payable	5,437	5,437	—	5,437	—
Federal Home Loan Bank borrowings	263,787	261,206	—	261,206	—
Subordinated debentures	106,755	102,018	—	102,018	—
Junior subordinated debentures	24,058	21,524	—	21,524	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2024, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $5.9 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $5.9 million as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2024 and 2023, the Company issued 0 common shares and 0 common shares, respectively, pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2024 and 2023.

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

A maximum of 550,000 shares are authorized under the SI Plan. There have been no options awarded since 2008. All previously issued, unexercised options expired on December 16, 2018. The Company awarded 80,332, 45,986 and 63,150 shares (under the 2017 Stock Incentive Plan) during 2024, 2023, and 2022, respectively, as stock and stock unit awards.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Stock and stock unit awards:
Pre-tax compensation expense	$2,359	$1,656	$1,874
Income tax benefit	(495)	(348)	(394)
Total share-based compensation expense, net of income taxes	$1,864	$1,308	$1,480

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	76,740	$33.24	82,048	$37.41	62,040	$34.27
Granted	80,332	33.51	45,986	27.64	63,150	41.07
Vested	(58,330)	(35.05)	(49,525)	(34.88)	(40,759)	(38.20)
Forfeited	(2,171)	(32.21)	(1,769)	(35.15)	(2,383)	(39.35)
Nonvested, end of year	96,571	$32.29	76,740	$33.24	82,048	$37.41
Fair value of shares vested		$2,044,438		$1,727,554		$1,556,870

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2024, 2023, and 2022, there was $1.4 million, $1.5 million, and $2.6 million, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees, which for 2024, provided a Company matching contribution of up to 100% of the first 3% and 50% of the next 2% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $4.8 million, $4.0 million and $3.9 million in 2024, 2023, and 2022, respectively. The Company also has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a senior officer that retired December 31, 2013. Total expense under this agreement amounted to $22,000, $24,000 and $24,000 in 2024, 2023, and 2022 respectively. The current liability recorded for this agreement was $366,000 and $368,000, as of December 31, 2024 and 2023, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Current
Federal	$18,504	$2,189	$14,401
State	6,404	542	6,171
Total current	24,908	2,731	20,572
Deferred
Federal	(2,497)	12,585	(2,005)
State	3,087	4,154	(227)
Total deferred	590	16,739	(2,232)
Total	$25,498	$19,470	$18,340

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). The principal reasons for the difference are as follows (in thousands):

	2024	2023	2022
Expected income taxes	$21,923	$18,565	$19,172
Effects of:
Tax-exempt income from bank owned life insurance	(994)	(1,035)	(659)
Other tax exempt income	(2,397)	(2,416)	(2,497)
Nondeductible interest expense	307	799	255
State taxes, net of federal taxes	4,917	3,710	4,695
Other items	(839)	(153)	(2,525)
Effect of marginal tax rate	2,581	—	(101)
Total	$25,498	$19,470	$18,340

Tax expense recorded by the Company for the years ended December 31, 2024, 2023, and 2022 included interest or penalties of approximately $213,000, $307,000 and $2,000, respectively. Tax returns filed with the Internal Revenue Service, Illinois Department of Revenue and various other state jurisdictions are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2021.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$18,588	$18,955
Available-for-sale investment securities	49,082	55,722
Deferred compensation	4,377	4,128
Supplemental retirement	512	519
Deferred loan costs	462	222
Stock compensation expense	80	82
Deferred revenue	211	283
Purchase accounting	—	5,326
Acquisition costs	112	152
Lease liability	3,743	3,975
Other	3,623	1,305
Total gross deferred tax assets	80,790	90,669
Less valuation allowance	(682)	(988)
Net deferred tax asset	80,108	89,681
Deferred tax liabilities:
Intangibles amortization	5,378	6,432
Prepaid expenses	2,023	1,576
FHLB stock dividend	21	22
Deferred expenses	100	104
Purchase accounting	1,854	—
Depreciation	4,517	5,367
Accumulated accretion	222	244
Mortgage servicing rights	1,485	1,874
Right of use asset	3,657	3,891
Other	1,265	104
Total gross deferred tax liabilities	20,522	19,614
Deferred tax assets, net	$59,586	$70,067

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2024 and 2023, except for a valuation allowance of $682,000 and $988,000, respectively, on the net deferred tax asset related to capital losses generated. In assessing the need for a valuation allowance for the deferred tax assets for the capital loss carryforward, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these carryforwards. The Company may not be able to generate capital gains in the future to be able to utilize the capital losses. Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2024. As of December 31, 2024, approximately $74.5 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Unused commitments and lines of credit:
Commercial real estate	$323,979	$219,117
Commercial operating	649,082	681,360
Home equity	105,867	104,142
Other	332,113	311,907
Total	$1,411,041	$1,316,526
Standby letters of credit	$16,909	$17,401

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2024 and 2023. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. Loans to related parties totaled approximately $247.9 million and $248.7 million at December 31, 2024 and 2023, respectively. Activity during 2024 and 2023 was as follows (in thousands):

	2024	2023
Beginning balance	$248,698	$169,684
New loans	144,024	195,711
Loan repayments	(144,780)	(116,697)
Ending balance	$247,942	$248,698

Deposits from related parties held by First Mid Bank at December 31, 2024 and 2023 totaled $61.2 million and $37.7 million, respectively.

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

Mortgage servicing rights. The Company identified residential mortgage servicing rights intangible asset and determined the fair value using a discounted cash flow analysis. The key inputs and assumptions used in the fair value estimate include prepayment assumptions, servicing costs, delinquencies, foreclosure costs, ancillary income, income earned on float and escrow, interest on escrow, internal rate of return and inflation.

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

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.5 million, $8.2 million, and $0 during the year ended December 31, 2024, 2023, and 2022, respectively.

Note 20 -- Leases

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842). As of December 31, 2024, substantially all of the Company's leases are operating leases for real estate property bank branches, ATM locations, and office space. These leases are generally for periods of 1 to 25 years with various renewal options. The Company elected the optional transition method permitted by Topic 842. Under this method, an entity recognizes and measures leases that exist at the application date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients:

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

	2024	2023
Operating lease right-of-use assets	$13,861	$14,306
Operating lease liabilities	14,190	14,615
Weighted-average remaining lease term (in years)	4.7	4.9
Weighted-average discount rate	3.22%	3.21%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2025	$3,110
2026	2,931
2027	2,703
2028	2,083
2029	1,632
Thereafter	3,503
Total minimum lease payments	15,962
Less imputed interest	(1,772)
Total lease liability	$14,190

The components of lease expense for the twelve months ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Operating lease cost	$3,394	$3,280
Short-term lease cost	118	84
Variable lease cost	775	821
Total lease cost	4,287	4,185
Income from subleases	(429)	(382)
Net lease cost	$3,858	$3,803

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2024	2023
Operating cash flows from operating leases	$3,333	$3,263

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2024 and 2023 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2024
Interest rate swap agreements	Other liabilities	4.3	$12,486	$(2,006)

December 31, 2023
Interest rate swap agreements	Other liabilities	5.3	$12,976	$(2,217)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2024 and 2023 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2024	2023
Interest rate swap agreements	Interest income on loans	$(6)	$(204)

Derivative	Location of Gain (Loss) on Hedged Items	2024	2023
Interest rate swap agreements	Interest income on loans	$6	$204

As of December 31, 2024 and 2023, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
December 31, 2024
Loans	$11,543	$(943)

December 31, 2023
Loans	$12,027	$(949)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2024 and 2023 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2024
Interest rate swap agreements	Other assets	4.0	$28,968	$2,949
Interest rate swap agreements	Other liabilities	4.0	28,968	(2,949)

December 31, 2023
Interest rate swap agreements	Other assets	5.0	$30,688	$3,166
Interest rate swap agreements	Other liabilities	5.0	30,688	(3,166)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2024	2023
Assets
Cash	$11,762	$9,968
Premises and equipment, net	5,301	5,218
Investment in subsidiaries	934,750	907,989
Other assets	8,230	6,720
Total assets	$960,043	$929,895
Liabilities and stockholders’ equity
Liabilities
Debt	$111,752	$130,813
Other liabilities	1,900	5,878
Total liabilities	113,652	136,691
Stockholders’ equity	846,391	793,204
Total liabilities and stockholders’ equity	$960,043	$929,895

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income (Loss)	Years ended December 31,
	2024	2023	2022
Income:
Dividends from subsidiaries	$58,000	$51,213	$34,040
Other income	681	87	542
Total income	58,681	51,300	34,582
Operating expenses	11,256	12,192	9,221
Income before income taxes and equity in undistributed earnings of subsidiaries	47,425	39,108	25,361
Income tax benefit	2,892	3,453	2,780
Income before equity in undistributed earnings of subsidiaries	50,317	42,561	28,141
Equity in undistributed earnings of subsidiaries	28,581	26,374	44,811
Net income	78,898	68,935	72,952
Other comprehensive income (loss), net of taxes	(5,956)	15,080	(150,676)
Comprehensive income (loss)	$72,942	$84,015	$(77,724)

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$78,898	$68,935	$72,952
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation, amortization, accretion, net	—	265	218
Dividends received from subsidiary	—	51,213	34,040
Equity in undistributed earnings of subsidiaries	(28,581)	(26,374)	(44,811)
Increase in other assets	(2,221)	(49,606)	(208,359)
Increase (decrease) in other liabilities	(871)	1,526	(146)
Net cash provided by (used in) operating activities	47,225	45,959	(146,106)
Cash flows from investing activities:
Investment in subsidiary	(4,000)	—	—
Net cash from (used in) business acquisition	—	(41,827)	67,323
Net cash provided by (used in) investing activities	(4,000)	(41,827)	67,323
Cash flows from financing activities:
Repayment of long-term debt	(19,455)	—	—
Proceeds from issuance of common stock	1,054	1,004	93,415
Payment to repurchase common stock	(659)	(465)	(340)
Direct expense related to capital transactions	—	—	(29)
Dividends paid on common stock	(22,371)	(19,557)	(17,830)
Net cash provided by (used in) financing activities	(41,431)	(19,018)	75,216
Increase (decrease) in cash	1,794	(14,886)	(3,567)
Cash at beginning of year	9,968	24,854	28,421
Cash at end of year	$11,762	$9,968	$24,854

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $5.7 billion and $70 million as of December 31, 2024, respectively. As more fully described in Notes 1 and 5 to the financial statements, the Company estimates the allowance for credit losses (ACL) to adequately account for probable losses expected over the remaining contractual life of the loan and lease portfolio. The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses. Expected credit losses are measured on a collective (pool) basis for loans with similar risk characteristics. Historical credit loss experience provides the basis for the estimate of expected credit losses. For each pool, a historical loss rate is computed based on the average remaining contractual life of the pool. Adjustments to historical loss rates are made using qualitative factors relevant to each pool including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. In addition, a twenty-four-month forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

Auditing management’s ACL estimate involved a high degree of complexity in evaluating management’s reasonable and supportable forecast, and subjectivity in evaluating management’s use of key qualitative factors, and subjectivity in evaluating the qualitative adjustment in total.

Our audit procedures related to the estimated ACL included the following procedures:

•
We obtained an understanding of the Company’s process for establishing the ACL, including management’s measurement of the economic forecast used during the reasonable and supportable period, and the key qualitative factor adjustments of the ACL and the overall ACL amount

•
We tested the design and operating effectiveness of internal controls over the key assumptions and data used to develop the estimate, including management’s measurement of the economic forecast used during the reasonable and supportable period, the establishment of key qualitative adjustments to the ACL and the overall ACL amount
•
We assessed the reasonableness of, and evaluated support for, key assumptions used in the model and key qualitative adjustments based on external market data and loan portfolio performance metrics
•
We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the model and key qualitative adjustment estimation process by agreeing a sample of inputs to supporting information
•
We assessed the reasonableness of the overall ACL amount, including model estimates and qualitative factor adjustments and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio by considering and comparing past performance of the Company’s loan portfolio, trends in credit quality of the loan portfolio, and trends in the credit quality of peer institutions.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2005.

St. Louis, Missouri

February 28, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report following.

February 28, 2025

/s/ Joseph R. Dively

Joseph R. Dively

President and Chief Executive Officer

/s/ Matthew K. Smith

Matthew K. Smith

Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

St. Louis, Missouri

February 28, 2025

ITEM 9B. OTHER INFORMATION

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company. This code of conduct is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

The Company has an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. We also follow such procedures, as applicable, for the repurchase of our securities. Our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred compensation plan	—	$—	297,344	(1)
(B) Stock incentive plan	—	—	133,139	(2)
Total	—	$—	430,483

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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•
Consolidated Balance Sheets -- December 31, 2024 and 2023
•
Consolidated Statements of Income -- For the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2024, 2023, and 2022.

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

10.23

Eighth Amendment to the Sixth Amended and Restate Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 5, 2024.

Incorporated by reference to Exhibit 10.1 to First Mid Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 5, 2024.

10.24

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on February 22, 2021

10.25

Amended No. 1 to Registration Rights Agreement, dated as of August 7, 2024, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q filed with the SEC on August 7, 2024.

19.1	Insider Trading Policy (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Forvis Mazars, LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
97.1

First Mid Bancshares, Inc. Executive Officer Incentive Compensation Recovery Policy

Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024..

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

FIRST MID BANCSHARES, INC.
(Registrant)

Date: February 28, 2025
/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of February 2025, by the following persons on behalf of the Company and in the capacities listed.

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
/s/ Paul Palmby
Paul Palmby