Form 10-Q
period 2025-03-31
FIRST MID BANCSHARES, INC.
filed 2025-05-09
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 9, 2025, 23,988,995 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks:
Non-interest bearing	$105,235	$92,112
Interest bearing	96,159	29,029
Federal funds sold	76	75
Cash and cash equivalents	201,470	121,216
Certificates of deposit	2,520	3,500
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,225,046 and $1,257,436 at March 31, 2025 and December 31, 2024, respectively)	1,039,727	1,063,292
Held-to-maturity, at amortized cost (estimated fair value of $2,285 and $2,279 at March 31, 2025 and December 31, 2024, respectively)	2,285	2,279
Equity securities, at fair value	4,471	4,439
Loans held for sale	3,644	6,614
Loans	5,695,214	5,665,848
Less allowance for credit losses	(70,051)	(70,182)
Net loans	5,625,163	5,595,666
Interest receivable	37,453	38,639
Other real estate owned	2,075	2,179
Premises and equipment, net	97,446	100,234
Goodwill, net	203,391	203,391
Intangible assets, net	55,280	58,515
Bank owned life insurance	171,127	170,854
Right of use lease assets	13,817	13,861
Tax assets	57,896	66,858
Other assets	54,923	68,197
Total assets	$7,572,688	$7,519,734
Liabilities and stockholders’ equity
Deposits:
Non-interest bearing	$1,394,590	$1,329,155
Interest bearing	4,735,790	4,727,941
Total deposits	6,130,380	6,057,096
Securities sold under agreements to repurchase	219,772	204,122
Interest payable	6,625	5,280
FHLB borrowings	195,000	242,520
Junior subordinated debentures, net	24,335	24,280
Subordinated debt, net	79,535	87,472
Lease liabilities	14,255	14,190
Other liabilities	31,837	38,383
Total liabilities	6,701,739	6,673,343
Stockholders’ equity:
Common stock ($4 par value; authorized 30,000,000 shares; issued 24,650,465 and 24,564,356 shares in 2025 and 2024, respectively; outstanding 23,981,916 and 23,895,807 shares in 2025 and 2024, respectively)	100,602	100,258
Additional paid-in capital	515,975	512,810
Retained earnings	411,633	395,189
Deferred compensation	509	2,756
Accumulated other comprehensive loss	(135,350)	(142,383)
Treasury stock, at cost (668,549 shares in 2025 and 652,571 shares in 2024)	(22,420)	(22,239)
Total stockholders’ equity	870,949	846,391
Total liabilities and stockholders’ equity	$7,572,688	$7,519,734

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
(In thousands, except per share data)	2025	2024
Interest income:
Interest and fees on loans	$79,918	$77,823
Interest on investment securities	6,777	7,405
Interest on certificates of deposit	36	20
Interest on federal funds sold	1	17
Interest on deposits with other financial institutions	827	2,407
Total interest income	87,559	87,672
Interest expense:
Interest on deposits	23,722	26,096
Interest on securities sold under agreements to repurchase	1,180	2,056
Interest on FHLB borrowings	1,807	2,314
Interest on other borrowings	24	—
Interest on junior subordinated debentures	468	542
Interest on subordinated debentures	949	1,194
Total interest expense	28,150	32,202
Net interest income	59,409	55,470
Provision (release) for credit losses	1,652	(357)
Net interest income after provision for credit losses	57,757	55,827
Other income:
Wealth management revenues	5,800	5,322
Insurance commissions	9,925	9,213
Service charges	2,901	2,956
Securities gains (losses), net	(181)	—
Mortgage banking revenue, net	711	706
ATM/debit card revenue	3,646	4,055
Bank owned life insurance	1,687	1,121
Other	375	1,105
Total other income	24,864	24,478
Other expense:
Salaries and employee benefits	31,748	30,448
Net occupancy and equipment expense	8,479	7,560
Net other real estate owned expense	101	(21)
FDIC insurance	849	869
Amortization of intangible assets	3,231	3,497
Stationery and supplies	431	391
Legal and professional	3,076	2,449
ATM/debit card	1,831	1,191
Marketing and donations	852	862
Other	3,874	6,116
Total other expense	54,472	53,362
Income before income taxes	28,149	26,943
Income taxes	5,978	6,440
Net income	$22,171	$20,503
Per share data:
Basic net income per common share	$0.93	$0.86
Diluted net income per common share	0.93	0.86

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended
	March 31,
(In thousands)	2025	2024
Net income	$22,171	$20,503
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of ($2,594) and $4,225 for three months ended March 31, 2025 and 2024, respectively	6,902	(11,240)
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit of $50 and $0 for three months ended March 31, 2025 and 2024, respectively	(131)	—
Other comprehensive income (loss), net of taxes	7,033	(11,240)
Comprehensive income	$29,204	$9,263

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	22,171	—	—	—	22,171
Other comprehensive income, net tax	—	—	—	—	7,033	—	7,033
Cash dividends on common stock (0.24/share)	—	—	(5,727)	—	—	—	(5,727)
Issuance of 73,618 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	294	2,575	—	—	—	—	2,869
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	196	—	—	—	—	218
Issuance of 6,891 common shares pursuant to the employee stock purchase plan	28	188	—	—	—	—	216
Deferred compensation	—	—	—	(2,779)	—	(181)	(2,960)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,791	—	—	—	—	1,791
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	49	—	532	—	—	581
March 31, 2025	$100,602	$515,975	$411,633	$509	$(135,350)	$(22,420)	$870,949

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	20,503	—	—	—	20,503
Other comprehensive loss, net tax	—	—	—	—	(11,240)	—	(11,240)
Cash dividends on common stock (0.23/share)	—	—	(5,471)	—	—	—	(5,471)
Issuance of 47,580 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	191	1,401	—	—	—	—	1,592
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 8,612 common shares pursuant to the employee stock purchase plan	34	160	—	—	—	—	194
Deferred compensation	—	—	—	(2,288)	—	35	(2,253)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,311	—	—	—	—	1,311
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	50	—	491	—	—	541
March 31, 2024	$100,166	$511,785	$353,694	$832	$(147,667)	$(20,858)	$797,952

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$22,171	$20,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (release) for credit losses	1,652	(357)
Depreciation, amortization and accretion, net	4,996	5,338
Change in cash surrender value of bank owned life insurance	(1,200)	(1,121)
Gain on death benefit paid from bank owned life insurance	(487)	—
Stock-based compensation expense	688	606
Operating lease payments	(822)	(836)
Loss on investment securities, net	181	—
Loss (gain) on sales and write-downs of other real estate owned, net	80	(70)
Loss on sale of premises and equipment	14	—
Gain on sale of loans held for sale, net	(641)	(233)
Loss on repayment of subordinated debentures	289	—
Gain on repayment of FHLB advances	(85)	—
Decrease (increase) in accrued interest receivable	1,186	(2,585)
Increase in accrued interest payable	1,486	910
Origination of loans held for sale	(25,500)	(10,448)
Proceeds from sale of loans held for sale	29,111	10,844
Decrease in other assets	21,118	10,537
Decrease in other liabilities	(6,353)	(4,040)
Net cash provided by operating activities	47,884	29,048
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	980	—
Purchases of certificates of deposit	—	(2,275)
Proceeds from sales of securities available-for-sale	8,291	—
Proceeds from maturities of securities available-for-sale	23,927	21,621
Purchases of securities available-for-sale	(500)	(994)
Purchase of securities held-to-maturity	(21)	(11)
Net decrease (increase) in loans	(31,149)	80,542
Purchases of premises and equipment	(1,930)	(1,480)
Proceeds from sale of premises and equipment	3,500	—
Proceeds from sales of other real property owned	33	—
Proceeds from bank owned life insurance death benefit	1,414	—
Net cash provided by investing activities	4,545	97,403
Cash flows from financing activities:
Net increase in deposits	73,284	119,277
Increase (decrease) in repurchase agreements	15,650	(3,002)
Proceeds from FHLB advances	50,000	—
Repayment of FHLB advances	(97,435)	(25,000)
Proceeds from short-term debt	4,000	—
Repayment of short-term debt	(4,000)	—
Repayment of subordinated debenture	(8,381)	—
Proceeds from issuance of common stock	434	382
Dividends paid on common stock	(5,727)	(5,471)
Net cash provided by financing activities	27,825	86,186
Increase in cash and cash equivalents	80,254	212,637
Cash and cash equivalents at beginning of period	121,216	143,064
Cash and cash equivalents at end of period	$201,470	$355,701

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,805	$31,321
Income taxes, net of refunds	(1,191)	(823)
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$—	$183
Initial recognition of right-of-use assets	668	729
Initial recognition of lease liabilities	668	729

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2025 and 2024, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2025 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025. The 2024 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K.

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

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07 during the year ended December 31, 2024. The Chief Financial Officer, Matthew Smith (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 550,000 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 79,635 and 53,766 shares of restricted stock during the three months ended March 31, 2025 and 2024, respectively, and 46,000 and 39,150 restricted stock units during the three months ended March 31, 2025 and 2024, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the three months ended March 31, 2025 and 2024, 6,891 shares and 8,612 shares, respectively, were issued pursuant to the ESPP.

Captive Insurance Company

First Mid Captive, Inc. (the “Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada-based captive insurance company. The Captive insures against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2.85 million, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

Unrealized Losses on Securities
March 31, 2025
Net unrealized losses on securities available-for-sale	$(185,319)
Tax benefit	49,969
Balance at March 31, 2025	$(135,350)

December 31, 2024
Net unrealized losses on securities available-for-sale	$(194,144)
Tax benefit	51,761
Balance at December 31, 2024	$(142,383)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended
	March 31,
	2025	2024	Affected Line Item in the Statements of Income
Realized gain (loss) on available-for-sale securities	$(181)	$—	Securities gains (losses), net
Tax effect	50	—	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$(131)	$—	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid with the intention to enhance transparency and decision usefulness of income tax disclosures. The amendments are effective for the fiscal years beginning after December 15, 2024 10-K filings. Early adoption was permitted but not applied. The adoption of this accounting pronouncement will have no impact on the Financial Statements aside from additional disclosures presented in the Notes to Consolidated Financial Statements in the year ending December 31, 2025 10-K filing.

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024
Basic net income per common share
Available to common stockholders:
Net income	$22,171,000	$20,503,000
Weighted average common shares outstanding	23,858,817	23,872,731
Basic earnings per common share	$0.93	$0.86

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$22,171,000	$20,503,000
Weighted average common shares outstanding	23,858,817	23,872,731
Dilutive potential common shares: restricted stock awarded	100,411	87,604
Diluted weighted average common shares outstanding	23,959,228	23,960,335
Diluted earnings per common share	$0.93	$0.86

There were no shares excluded when computing diluted earnings per share for the three months ended March 31, 2025 and 2024 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,079	$—	$(18,146)	$184,933
Obligations of states and political subdivisions	324,071	181	(62,147)	262,105
Mortgage-backed securities: GSE residential	636,759	834	(103,891)	533,702
Other securities	61,137	—	(2,150)	58,987
Total available-for-sale	$1,225,046	$1,015	$(186,334)	$1,039,727
Held-to-maturity:
Other investments	$2,285	$—	$—	$2,285
Total held-to-maturity	$2,285	$—	$—	$2,285
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$3	$(21,158)	$191,358
Obligations of states and political subdivisions	324,046	135	(56,441)	267,740
Mortgage-backed securities: GSE residential	653,760	552	(114,570)	539,742
Other securities	67,117	—	(2,665)	64,452
Total available-for-sale	$1,257,436	$690	$(194,834)	$1,063,292
Held-to-maturity:
Other investments	$2,279	$—	$—	$2,279
Total held-to-maturity	$2,279	$—	$—	$2,279

The Company also had $4.5 million and $4.4 million of equity securities, at fair value, as of March 31, 2025 and December 31, 2024, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of March 31, 2025, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31,
	2025	2024
Gross gains	$—	$—
Gross losses	(181)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2025 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$173,943	$10,990	$—	$—	$184,933
Obligations of state and political subdivisions	30,126	123,008	100,221	8,750	262,105
Mortgage-backed securities: GSE residential	116	8,194	31,129	494,263	533,702
Other securities	45,411	12,762	814	—	58,987
Total available-for-sale investments	$249,596	$154,954	$132,164	$503,013	$1,039,727
Weighted average yield	2.06%	2.33%	2.26%	1.80%	2.00%
Full tax-equivalent yield	2.17%	2.82%	2.69%	1.83%	2.17%
Held to maturity:
Other investments	$—	$—	$—	$2,285	$2,285
Total held-to-maturity	$—	$—	$—	$2,285	$2,285
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at March 31, 2025.

Investment securities carried at approximately $529.8 million and $632.9 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,091	$(2)	$183,392	$(18,144)	$184,483	$(18,146)
Obligations of states and political subdivisions	17,581	(1,343)	237,147	(60,804)	254,728	(62,147)
Mortgage-backed securities: GSE residential	1,158	(5)	503,901	(103,886)	505,059	(103,891)
Other securities	—	—	53,237	(2,150)	53,237	(2,150)
Total	$19,830	$(1,350)	$977,677	$(184,984)	$997,507	$(186,334)
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,340	$—	$189,327	$(21,158)	$190,667	$(21,158)
Obligations of states and political subdivisions	20,349	(1,248)	241,502	(55,193)	261,851	(56,441)
Mortgage-backed securities: GSE residential	1,135	(18)	511,746	(114,552)	512,881	(114,570)
Other securities	—	—	58,702	(2,665)	58,702	(2,665)
Total	$22,824	$(1,266)	$1,001,277	$(193,568)	$1,024,101	$(194,834)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2025 there were twenty-seven available-for-sale securities with a fair value of $183.4 million and unrealized losses of $18.1 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were twenty-nine available-for-sale securities with a fair value of $189.3 million and unrealized losses of $21.2 million in a continuous unrealized loss position for twelve months or more. There were no held-to-maturity U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions. At March 31, 2025, there were two hundred fifty-one obligations of states and political subdivisions with a fair value of $237.1 million and unrealized losses of $60.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024 there were two hundred forty-seven obligations of states and political subdivisions with a fair value of $241.5 million and unrealized losses of $55.2 million in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2025, there were two hundred thirty-three mortgage-backed securities with a fair value of $503.9 million and unrealized losses of $103.9 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were two hundred forty-one mortgage-backed securities with a fair value of $511.7 million and unrealized losses of $114.6 million in a continuous unrealized loss position for twelve months or more.

Other securities. At March 31, 2025, there were thirty-six other securities with a fair value of $53.2 million and unrealized losses of $2.2 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were forty other securities with a fair value of $58.7 million and unrealized losses of $2.7 million in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

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

A summary of loans at March 31, 2025 and December 31, 2024 follows (in thousands):

	March 31, 2025	December 31, 2024
Construction and land development	$269,300	$236,258
Agricultural real estate	374,034	391,436
1-4 family residential properties	493,490	502,243
Multifamily residential properties	358,115	334,032
Commercial real estate	2,421,215	2,442,627
Loans secured by real estate	3,916,154	3,906,596
Agricultural loans	296,110	239,138
Commercial and industrial loans	1,308,062	1,340,865
Consumer loans	47,632	54,481
All other loans	165,572	169,232
Total gross loans	5,733,530	5,710,312
Less: loans held for sale	3,644	6,614
	5,729,886	5,703,698
Less:
Net deferred loan fees, premiums and discounts	34,672	37,850
Allowance for credit losses	70,051	70,182
Net loans	$5,625,163	$5,595,666

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $31.7 million and $33.7 million at March 31, 2025 and December 31, 2024, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At March 31, 2025, the Company’s loan portfolio included $670.1 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $573.1 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $39.5 million from $630.6 million at December 31, 2024 due to seasonal timing of cash flow requirements. Loans concentrated in corn and other grain farming increased $65.5 million from $507.6 million at December 31, 2024. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $218.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.1 billion of loans to lessors of non-residential buildings, and $589.8 million of loans to lessors of residential buildings and dwellings.

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

The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel operators, and loans to owners of multi-family residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x to 1.35x. Amortization periods for commercial real estate loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s commercial real estate portfolio is below the thresholds that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

The following table represents the gross commercial real estate loans by property type as of March 31, 2025 (in thousands):

March 31, 2025
Commercial real estate
Owner occupied	$773,520
Non owner occupied
Shopping centers and malls	235,325
Industrial and warehouse	219,134
Hotels and motels	205,438
Skilled nursing facility	163,402
Office	158,157
Assisted living facility	119,125
Retail	110,295
RV parks and campgrounds	98,534
Medical office	82,680
Other property types	255,605
Total commercial real estate	$2,421,215

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

Agricultural and Agricultural Real Estate Loans. Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods ranging from twenty-five to thirty years depending on the loan-to-value. Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

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

Individually Evaluated Loans

The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns and the loan does not share risk characteristics with other loans. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. For loans greater than $250,000, allowance for credit loss is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

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

To determine the allowance, the loan portfolio is segmented based on similar risk characteristics. The allowance for credit losses is estimated using a discounted cash flow (DCF) methodology. The DCF projects future cash flows over the life of the loan portfolio. Probability of default (PD) and loss given default (LGD) are key components in calculating expected losses in this model. The PD is forecasted using a regression model that determines the likelihood of default with a forward-looking forecast of unemployment rates. The LGD is the percentage of defaulted loans that is ultimately charged off. The allowance is calculated as the net present value of the expected cash flows less the amortized cost basis of the loans. Adjustments to expected losses are made using qualitative factors relevant to each loan segment including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment increased by a moderate level for the quarter due to balances hitting an internal concentration threshold.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and remained stable over the last year. The qualitative factor for this segment was reduced by a moderate amount for the quarter.

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

HELOC Loans. These loans are a small segment to overall loan balances. In the period, there were no changes to the qualitative factors for this segment.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, despite macro segment concerns over commercial real estate. The Company has previously increased qualitative factors for those conditions, but believes the stability in the portfolio and passing of time for repricing warranted a moderate decrease in the factor for the period.

Commercial Real Estate Non Owner Occupied Loans. This segment includes the Company's largest balances. While qualitative factors had been increased in past periods for the economic uncertainty in the macro conditions, the Company did not believe any additional changes were warranted.

Agricultural Loans. Losses in this segment are very low. Commodity prices have remained depressed for an extended period but yields have experienced increases from previous concerns from the weather. The qualitative factors of this segment were increased in prior periods and the Company added to the factor again at a significant level due to an increase in past dues.

Commercial and Industrial Loans. This segment includes the largest balance of allowance for credit losses. The qualitative factors for this segment were increased over time due to the repricing of higher rates. Given time has passed, and the outlook is for stable to declining rates, this issue has subsided. During the period, the qualitative factor was reduced by a minor amount.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. This segment will likely be impacted in the event of a recession that may occur. The qualitative factor for this segment was decreased by a significant amount during the period due to a sizeable decrease in past dues.

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2025 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total

Three months ended March 31, 2025
Beginning balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Provision (release) for credit loss expense	456	(69)	(14)	(125)	809	559	36	1,652
Loans charged off	—	—	(39)	(338)	(1,117)	(223)	(366)	(2,083)
Recoveries collected	—	—	18	8	—	90	184	300
Ending balance	$3,731	$1,292	$3,544	$32,214	$1,649	$26,028	$1,593	$70,051

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended March 31, 2024 and for the year ended December 31, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision (release) for credit loss expense	(217)	(8)	(424)	618	125	(609)	158	(357)
Loans charged off	—	—	(67)	—	(52)	(274)	(426)	(819)
Recoveries collected	—	—	49	161	—	64	163	437
Ending balance	$2,701	$1,358	$3,778	$32,537	$778	$24,631	$2,153	$67,936

Twelve months ended December 31, 2024
Beginning Balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision (release) for credit loss expense	352	(5)	(785)	1,178	3,587	510	798	5,635
Loans charged off	—	—	(195)	(451)	(2,410)	(688)	(2,004)	(5,748)
Recoveries collected	5	—	339	184	75	330	687	1,620
Ending balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2025 (in thousands):

	Collateral			Allowance
	Real Estate	Business Assets	Total	for Credit Losses
Agricultural real estate	$575	$—	$575	$—
1-4 family residential properties	166	—	166	—
Multifamily residential properties	882	—	882	—
Commercial real estate	4,194	—	4,194	9
Loans secured by real estate	5,817	—	5,817	9
Agricultural loans	—	5,951	5,951	51
Commercial and industrial loans	—	1,234	1,234	337
Total loans	$5,817	$7,185	$13,002	$397

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of March 31, 2025 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2025	2024	2023	2022	2021	Prior	Loans	Total
March 31, 2025
Construction and land development loans
Pass	$11,064	$99,298	$108,605	$14,446	$15,111	$20,232	$—	$268,756
Special mention	—	—	—	—	—	377	—	377
Substandard	—	—	—	6	—	9	—	15
Total	$11,064	$99,298	$108,605	$14,452	$15,111	$20,618	$—	$269,148
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$17,676	$24,813	$15,902	$136,691	$53,147	$115,001	$—	$363,230
Special mention	—	—	188	107	982	7,184	—	8,461
Substandard	—	—	—	574	—	1,148	—	1,722
Total	$17,676	$24,813	$16,090	$137,372	$54,129	$123,333	$—	$373,413
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$13,535	$39,573	$35,010	$70,278	$73,881	$164,131	$79,716	$476,124
Special mention	215	175	—	279	315	579	160	1,723
Substandard	116	169	658	903	783	7,119	544	10,292
Total	$13,866	$39,917	$35,668	$71,460	$74,979	$171,829	$80,420	$488,139
Current period gross write-offs	$—	$—	$—	$—	$—	$39	$—	$39
Commercial real estate loans
Pass	$81,229	$212,592	$215,627	$662,091	$516,834	$1,027,151	$—	$2,715,524
Special mention	—	653	13,709	4,052	2,055	10,969	—	31,438
Substandard	—	—	48	3,355	457	4,021	—	7,881
Total	$81,229	$213,245	$229,384	$669,498	$519,346	$1,042,141	$—	$2,754,843
Current period gross write-offs	$—	$—	$—	$338	$—	$—	$—	$338
Agricultural loans
Pass	$77,868	$148,331	$21,178	$20,152	$13,992	$3,871	$—	$285,392
Special mention	—	590	2,214	793	80	—	—	3,677
Substandard	170	1,101	4,030	2,163	278	—	—	7,742
Total	$78,038	$150,022	$27,422	$23,108	$14,350	$3,871	$—	$296,811
Current period gross write-offs	$—	$—	$540	$503	$74	$—	$—	$1,117
Commercial and industrial loans
Pass	$135,026	$271,202	$113,732	$258,176	$187,818	$469,240	$—	$1,435,194
Special mention	10	5,928	9,491	1,699	3,643	7,516	—	28,287
Substandard	—	65	2,280	557	306	2,595	—	5,803
Total	$135,036	$277,195	$125,503	$260,432	$191,767	$479,351	$—	$1,469,284
Current period gross write-offs	$—	$—	$14	$53	$—	$156	$—	$223
Consumer loans
Pass	$1,498	$4,167	$4,376	$21,299	$10,064	$5,331	$—	$46,735
Special mention	—	20	—	36	—	—	—	56
Substandard	—	39	28	135	160	67	—	429
Total	$1,498	$4,226	$4,404	$21,470	$10,224	$5,398	$—	$47,220
Current period gross write-offs	$—	$2	$14	$75	$36	$239	$—	$366
Total loans
Pass	$337,896	$799,976	$514,430	$1,183,133	$870,847	$1,804,957	$79,716	$5,590,955
Special mention	225	7,366	25,602	6,966	7,075	26,625	160	74,019
Substandard	286	1,374	7,044	7,693	1,984	14,959	544	33,884
Total	$338,407	$808,716	$547,076	$1,197,792	$879,906	$1,846,541	$80,420	$5,698,858
Current period gross write-offs	$—	$2	$568	$969	$110	$434	$—	$2,083

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Construction and land development loans
Pass	$82,696	$101,715	$14,390	$15,817	$4,735	$16,342	$—	$235,695
Special mention	—	—	—	—	—	382	—	382
Substandard	—	—	6	—	—	10	—	16
Total	$82,696	$101,715	$14,396	$15,817	$4,735	$16,734	$—	$236,093
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$25,824	$17,292	$159,433	$55,083	$48,700	$73,592	$—	$379,924
Special mention	—	192	107	986	1,755	5,630	—	8,670
Substandard	—	141	966	—	—	1,059	—	2,166
Total	$25,824	$17,625	$160,506	$56,069	$50,455	$80,281	$—	$390,760
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$46,350	$36,454	$74,580	$75,325	$61,936	$110,348	$79,714	$484,707
Special mention	175	—	204	326	—	577	59	1,341
Substandard	174	672	916	737	557	6,875	618	10,549
Total	$46,699	$37,126	$75,700	$76,388	$62,493	$117,800	$80,391	$496,597
Current period gross write-offs	$—	$46	$13	$33	$—	$103	$—	$195
Commercial real estate loans
Pass	$216,297	$213,704	$680,665	$535,056	$289,855	$774,516	$—	$2,710,093
Special mention	659	13,732	4,090	2,053	713	10,462	—	31,709
Substandard	—	49	3,844	467	—	4,067	—	8,427
Total	$216,956	$227,485	$688,599	$537,576	$290,568	$789,045	$—	$2,750,229
Current period gross write-offs	$—	$—	$151	$—	$—	$300	$—	$451
Agricultural loans
Pass	$175,402	$24,024	$13,147	$9,162	$1,585	$2,306	$—	$225,626
Special mention	617	2,208	976	100	—	—	—	3,901
Substandard	843	7,092	2,209	—	—	—	—	10,144
Total	$176,862	$33,324	$16,332	$9,262	$1,585	$2,306	$—	$239,671
Current period gross write-offs	$—	$2,213	$100	$52	$—	$45	$—	$2,410
Commercial and industrial loans
Pass	$307,785	$228,411	$278,845	$183,042	$131,005	$360,610	$—	$1,489,698
Special mention	54	1,149	1,277	748	1,020	7,583	—	11,831
Substandard	65	1,410	789	446	98	815	—	3,623
Total	$307,904	$230,970	$280,911	$184,236	$132,123	$369,008	$—	$1,505,152
Current period gross write-offs	$10	$47	$207	$378	$10	$36	$—	$688
Consumer loans
Pass	$5,098	$5,138	$24,430	$11,810	$4,494	$2,385	$—	$53,355
Special mention	—	—	14	—	—	—	—	14
Substandard	12	21	259	216	54	29	—	591
Total	$5,110	$5,159	$24,703	$12,026	$4,548	$2,414	$—	$53,960
Current period gross write-offs	$98	$63	$154	$139	$59	$1,491	$—	$2,004
Total loans
Pass	$859,452	$626,738	$1,245,490	$885,295	$542,310	$1,340,099	$79,714	$5,579,098
Special mention	1,505	17,281	6,668	4,213	3,488	24,634	59	57,848
Substandard	1,094	9,385	8,989	1,866	709	12,855	618	35,516
Total	$862,051	$653,404	$1,261,147	$891,374	$546,507	$1,377,588	$80,391	$5,672,462
Current period gross write-offs	$108	$2,369	$625	$602	$69	$1,975	$—	$5,748

The following table presents the Company’s loan portfolio aging analysis at March 31, 2025 and December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2025
Construction and land development	$11	$—	$—	$11	$269,137	$269,148	$—
Agricultural real estate	—	53	841	894	372,519	373,413	—
1-4 family residential properties	4,011	150	1,301	5,462	482,677	488,139	—
Multifamily residential properties	—	—	472	472	356,386	356,858	—
Commercial real estate	3,223	17	388	3,628	2,394,357	2,397,985	—
Loans secured by real estate	7,245	220	3,002	10,467	3,875,076	3,885,543	—
Agricultural loans	1,193	97	5,836	7,126	289,685	296,811	—
Commercial and industrial loans	100	16	376	492	1,303,220	1,303,712	—
Consumer loans	207	31	8	246	46,974	47,220	—
All other loans	—	—	—	—	165,572	165,572	—
Total loans	$8,745	$364	$9,222	$18,331	$5,680,527	$5,698,858	$—
Percent of total loans				0.32%
December 31, 2024
Construction and land development	$6	$—	$—	$6	$236,087	$236,093	$—
Agricultural real estate	—	—	533	533	390,227	390,760	—
1-4 family residential properties	2,209	931	2,089	5,229	491,368	496,597	—
Multifamily residential properties	—	—	472	472	332,172	332,644	—
Commercial real estate	595	553	344	1,492	2,416,093	2,417,585	—
Loans secured by real estate	2,810	1,484	3,438	7,732	3,865,947	3,873,679	—
Agricultural loans	550	—	1,289	1,839	237,832	239,671	—
Commercial and industrial loans	337	89	463	889	1,335,031	1,335,920	—
Consumer loans	442	48	111	601	53,359	53,960	—
All other loans	—	—	—	—	169,232	169,232	—
Total loans	$4,139	$1,621	$5,301	$11,061	$5,661,401	$5,672,462	$—
Percent of total loans				0.19%

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of March 31, 2025 and December 31, 2024 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	March 31, 2025		December 31, 2024
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$6	$6	$6	$6
Agricultural real estate	1,871	1,871	2,213	2,213
1-4 family residential properties	4,155	4,983	4,196	4,937
Commercial real estate	7,243	7,328	4,901	7,716
Loans secured by real estate	13,275	14,188	11,316	14,872
Agricultural loans	6,077	8,585	1,371	11,521
Commercial and industrial loans	1,374	2,114	1,320	2,071
Consumer loans	155	155	311	311
Total loans	$20,881	$25,042	$14,318	$28,775

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $471,000 and $267,000 for the three months ended March 31, 2025 and 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

					Total
		Payment	Term	Interest	Class of
	Principal	Delay	Extension	Rate	Financing
	Forgiveness	Investment	Modifications	Reduction	Receivable

March 31, 2025
Agricultural real estate	$—	$304	$—	$—	0.01%
1-4 family residential properties	—	42	748	—	0.01%
Commercial real estate	—	822	158	979	0.03%
Loans secured by real estate	—	1,168	906	979	0.05%
Commercial and industrial loans	—	859	87	—	0.02%
Consumer loans	—	2	7	—	—%
Total	$—	$2,029	$1,000	$979	0.07%
March 31, 2024
Agricultural real estate	$—	$325	$—	$—	0.01%
1-4 family residential properties	—	52	795	—	0.02%
Commercial real estate	—	719	126	532	0.03%
Loans secured by real estate	—	1,096	921	532	0.05%
Commercial and industrial loans	—	185	196	—	0.01%
Consumer loans	—	6	12	—	—%
Total	$—	$1,287	$1,129	$532	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended March 31, 2025 and 2024.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2025
Commercial real estate	$174	$—	$—	$174
Commercial and industrial loans	—	—	—	—
Total loans	$174	$—	$—	$174
March 31, 2024
Commercial real estate	$—	$—	$—	$—
Commercial and industrial loans	—	—	—	—
Total loans	$—	$—	$—	$—

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
March 31, 2025
Commercial real estate	1.00%	—
Commercial and industrial loans	—%	—
Total	1.00%	—
March 31, 2024
Commercial real estate	—%	—
Commercial and industrial loans	—%	6.59
Total	—%	6.59

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were four and zero loans modified during the prior twelve months that experienced defaults for three months ended March 31, 2025 and 2024, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$207,151	$3,760	$207,151	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	46,999	79,945	44,736
Other intangibles	30,857	13,861	30,857	13,180
	$320,968	$67,635	$320,968	$64,691

Core deposit intangibles are being amortized over a period of 10 years and other intangibles, primarily customer lists, are being amortized over periods ranging from 3 to 12 years.

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
		3,129
		$6,930

The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of March 31, 2025, March 31, 2024 and December 31, 2024 (in thousands):

	March 31, 2025	March 31, 2024	December 31, 2024
Beginning balance	$5,629	$6,859	$6,859
Adjustment to valuation reserve	1	(33)	7
Mortgage servicing rights amortized	(287)	(364)	(1,226)
Interest only strip	(5)	(3)	(11)
Ending balance	$5,338	$6,459	$5,629
Fair value of portfolio	$6,500	$7,246	$6,716

Total amortization expense for three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Core deposit intangibles	$2,263	$2,554
Customer list intangibles	681	579
Mortgage servicing rights	287	364
	$3,231	$3,497

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/25-03/31/25	$3,231
Estimated amortization expense:
For period 04/01/25-12/31/25	9,079
For year ended 12/31/26	10,594
For year ended 12/31/27	9,330
For year ended 12/31/28	8,116
For year ended 12/31/29	6,764

In accordance with GAAP, the Company performed its annual goodwill impairment test as of September 30, 2024 and determined that, as of that date, goodwill was not impaired. The Company believes no test was considered necessary during the quarter ended March 31, 2025 due to the lack of triggering events or material changes to the value of the Company’s goodwill.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $219.8 million at March 31, 2025, an increase of $15.7 million from $204.1 million at December 31, 2024. All the transactions have overnight maturities with a weighted average rate of 2.37%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	March 31, 2025	December 31, 2024
US Treasury securities and obligations of U.S. government corporations and agencies	$68,173	$70,664
Mortgage-backed securities: GSE: residential	151,599	133,458
Total	$219,772	$204,122

Gross FHLB borrowings, were $195.0 million and $242.4 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	10.0	2.71%	March 5, 2035

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$184,933	$—	$184,933	$—
Obligations of states and political subdivisions	262,105	—	262,105	—
Mortgage-backed securities	533,702	—	533,702	—
Other securities	58,987	—	53,228	5,759
Total available-for-sale securities	1,039,727	—	1,033,968	5,759
Equity securities	4,471	4,471	—	—
Loans held for sale	3,644	—	3,644	—
Derivative assets: interest rate swaps	2,424	—	2,424	—
Total assets	$1,050,266	$4,471	$1,040,036	$5,759

Derivative liabilities: interest rate swaps	$1,744	$—	$1,744	$—
December 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,358	$—	$191,358	$—
Obligations of states and political subdivisions	267,740	—	267,740	—
Mortgage-backed securities	539,742	—	539,742	—
Other securities	64,452	—	58,693	5,759
Total available-for-sale securities	1,063,292	—	1,057,533	5,759
Equity securities	4,439	4,439	—	—
Loans held for sale	6,614	—	6,614	—
Derivative assets: interest rate swaps	2,949	—	2,949	—
Total assets	$1,077,294	$4,439	$1,067,096	$5,759

Derivative liabilities: interest swaps	$2,006	$—	$2,006	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024 is summarized as follows (in thousands):

	Three months ended March 31, 2025
	Other	Total
Beginning balance	$5,759	$5,759
Transfers into Level 3	—	—
Maturities	—	—
Ending balance	$5,759	$5,759

	Three months ended March 31, 2024
	Other	Total
Beginning balance	$6,163	$6,163
Transfers into Level 3	1	1
Maturities	(199)	(199)
Ending balance	$5,965	$5,965

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2025 was $13.0 million and a fair value of $12.6 million resulting in specific loss exposures of $462,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2025 was $2.1 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $71,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Collateral dependent loans	$12,561	$—	$—	$12,561
Foreclosed assets held for sale	71	—	—	71
December 31, 2024
Collateral dependent loans	$16,604	$—	$—	$16,604
Foreclosed assets held for sale	48	—	—	48

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at March 31, 2025 and December 31, 2024.

March 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$12,561	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	20%
Foreclosed assets held for sale	71	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$16,604	Third party valuations	Discount to reflect realizable value	0%-40%	20%
Foreclosed assets held for sale	48	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets
Cash and due from banks	$201,394	$201,394	$201,394	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	2,520	2,520	—	250	—
Available-for-sale securities	1,039,727	1,039,727	—	1,033,968	5,759
Held-to-maturity securities	2,285	2,285	2,285	—	—
Equity securities	4,471	4,471	4,471	—	—
Loans held for sale	3,644	3,644	—	3,644	—
Loans net of allowance for credit losses	5,625,163	5,363,390	—	—	5,363,390
Interest receivable	37,453	37,453	—	37,453	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	8,191	8,191	—	8,191	—
Financial liabilities
Deposits	$6,130,380	$6,048,725	$—	$5,067,726	$980,999
Securities sold under agreements to repurchase	219,772	219,772	—	219,772	—
Interest payable	6,625	6,625	—	6,625	—
Federal Home Loan Bank borrowings	195,000	193,995	—	193,995	—
Subordinated debt, net	79,535	78,799	—	78,799	—
Junior subordinated debentures, net	24,335	21,486	—	21,486	—

December 31, 2024
Financial assets
Cash and due from banks	$121,141	$121,141	$121,141	$—	$—
Federal funds sold	75	75	75	—	—
Certificates of deposit	3,500	3,500	—	3,500	—
Available-for-sale securities	1,063,292	1,063,292	—	1,057,533	5,759
Held-to-maturity securities	2,279	2,279	2,279	—	—
Equity securities	4,439	4,439	4,439	—	—
Loans held for sale	6,614	6,614	—	6,614	—
Loans net of allowance for credit losses	5,595,666	5,314,756	—	—	5,314,756
Interest receivable	38,639	38,639	—	38,639	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,501	9,501	—	9,501	—
Financial liabilities
Deposits	$6,057,096	$5,977,113	$—	$5,069,853	$907,260
Securities sold under agreements to repurchase	204,122	204,122	—	204,122	—
Interest payable	5,280	5,280	—	5,280	—
Federal Home Loan Bank borrowings	242,520	240,125	—	240,125	—
Subordinated debentures	87,472	86,062	—	86,062	—
Junior subordinated debentures	24,280	21,411	—	21,411	—

Note 8 -- Leases

As of March 31, 2025, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into. The Company has elected to not include short-term leases (i.e. leases with terms of twelve months or less) or leases (primarily copiers) deemed immaterial, on the consolidated balance sheets.

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	March 31, 2025	March 31, 2024	December 31, 2024
Operating lease right-of-use assets	$13,817	$14,318	$13,861
Operating lease liabilities	14,255	14,624	14,190
Weighted-average remaining lease term (in years)	4.8	4.8	4.7
Weighted-average discount rate	3.46%	3.22%	3.22%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2025	$2,385
2026	3,070
2027	2,842
2028	2,187
2029	1,718
Thereafter	3,684
Total lease payments	15,886
Less imputed interest	(1,631)
Total lease liability	$14,255

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Operating lease cost	$826	$846
Short-term lease cost	31	35
Variable lease cost	343	138
Total lease cost	1,200	1,019
Income from subleases	(80)	(104)
Net lease cost	$1,120	$915

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2025	March 31, 2024
Operating cash flows from operating leases	$822	$836

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2025
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.1	$12,416	$(1,744)

December 31, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.3	$12,486	$(2,006)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Derivatives	2025	2024
Interest rate swap agreements	Interest income on loans	$(263)	$155

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2025	2024
Interest rate swap agreements	Interest income on loans	$263	$(155)

As of March 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,736	$(680)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the three months ended March 31, 2025 (dollars in thousands):

March 31, 2025	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	3.8	$28,543	$2,424
Interest rate swap agreements	Other liabilities	3.8	28,543	(2,424)

Note 10 – Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk-weighted assets)
Company	$946,668	15.59%	$637,686	> 10.50%	N/A	N/A
First Mid Bank	883,533	14.58%	636,317	> 10.50%	$606,016	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	797,700	13.13%	516,222	> 8.50%	N/A	N/A
First Mid Bank	814,100	13.43%	515,114	> 8.50%	484,813	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	773,365	12.73%	425,124	> 7.00%	N/A	N/A
First Mid Bank	814,100	13.43%	424,211	> 7.00%	393,911	> 6.50%

Tier 1 capital (to average assets)
Company	797,700	10.73%	297,369	> 4.00%	N/A	N/A
First Mid Bank	814,100	11.00%	296,019	> 4.00%	370,024	> 5.00%

December 31, 2024
Total capital (to risk-weighted assets)
Company	$935,189	15.37%	$639,015	>10.50%	N/A	N/A
First Mid Bank	880,621	14.51%	637,089	>10.50%	$606,752	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	780,096	12.82%	517,298	> 8.50%	N/A	N/A
First Mid Bank	813,000	13.40%	515,739	> 8.50%	485,401	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	755,816	12.42%	426,010	> 7.00%	N/A	N/A
First Mid Bank	813,000	13.40%	424,726	> 7.00%	394,389	> 6.50%
Tier 1 capital (to average assets)
Company	780,096	10.33%	301,976	> 4.00%	N/A	N/A
First Mid Bank	813,000	10.82%	300,596	> 4.00%	375,745	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for March 31, 2025 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of March 31, 2025, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Note 11 – Commitments

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Unused commitments and lines of credit:
Commercial real estate	$377,353	$323,979
Commercial operating	658,451	649,082
Home equity	106,730	105,867
Other	341,909	332,113
Total	$1,484,443	$1,411,041
Standby letters of credit	$20,125	$16,909

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid, such as discussions of First Mid’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the acquisition of Mid Rivers Insurance Group, Inc. or of the merger between First Mid and Blackhawk will not be realized or will not be realized within the expected time period; changes in interest rates; general economic conditions and those in the market areas of First Mid; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid; accounting principles, policies and guidelines. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $22.2 million and $20.5 million for the three months ended March 31, 2025 and 2024, respectively. Diluted net income per common share was $0.93 and $0.86 for the three months ended March 31, 2025 and 2024, respectively.

The following table shows the Company’s annualized performance ratios for three months ended March 31, 2025 and 2024, compared to the performance ratios for the year ended December 31, 2024:

	Three months ended		Year ended
	March 31, 2025	March 31, 2024	December 31, 2024
Return on average assets	1.19%	1.07%	1.04%
Return on average common equity	10.35%	10.37%	9.67%
Average equity to average assets	11.46%	10.35%	10.76%

Total assets were $7.6 billion at March 31, 2025, compared to $7.5 billion as of December 31, 2024. From December 31, 2024 to March 31, 2025, cash and cash equivalents increased $80.3 million, net loan balances increased $29.5 million and investment securities decreased $23.5 million. Net loan balances were $5.6 billion at March 31, 2025 compared to $5.6 billion at December 31, 2024.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.60% for the three months ended March 31, 2025, up from 3.25% for the same period in 2024. This increase was primarily due to an increase in earning asset yields and by decreased rates on interest-bearing deposits and borrowings. Net interest income before the provision for loan losses was $59.4 million compared to net interest income of $55.5 million for the same period in 2024. The increase in net interest income was due to the increased net interest margin as mentioned above.

Total non-interest income of $24.9 million increased $386,000 or 1.6% from $24.5 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions, wealth management revenues, and a gain recognized on a death benefit received from bank owned life insurance partially offset by a decrease in miscellaneous income.

Total non-interest expense of $54.5 million increased $1.1 million or 2.1% from $53.4 million for the same period last year. The increase was primarily due to the routine annual increases in salaries and employee benefits and nonrecurring technology project expenses which were partially offset by the decrease in integration expenses compared to the first quarter of 2024 related to Blackhawk Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2025 versus 2024
Three months ended
March 31, 2025
Net interest income	$3,939
Provision for credit losses	(2,009)
Other income, including securities transactions	386
Other expenses	(1,110)
Income taxes	462
Increase in net income	$1,668

Credit quality is an area of importance to the Company. Total nonperforming loans were $26.6 million at March 31, 2025, compared to $20.1 million at March 31, 2024 and $29.8 million at December 31, 2024. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.1 million at March 31, 2025 compared to $1.4 million at March 31, 2024 and $2.2 million at December 31, 2024.

The Company’s provision for credit losses for the three months ended March 31, 2025 and 2024 was $1.7 million and ($357,000), respectively. Total loans past due 30 days or more were 0.32% of loans at March 31, 2025 compared to 0.32% at March 31, 2024, and 0.19% of loans at December 31, 2024. Loans secured by both commercial and residential real estate comprised approximately 68.3% of the loan portfolio as of March 31, 2025 and 68.4% as of December 31, 2024.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2025 and 2024 and December 31, 2024 was 13.13%, 12.46% and 12.82%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2025 and 2024, and December 31, 2024 was 15.59%, 15.35% and 15.37%, respectively. The increase in Tier 1 capital and total to risk weighted assets ratio from December 31, 2024 was primarily due to net income less dividends declared for the period increasing equity and a decrease in risk weighted assets related to a reallocation of the Company's balance sheet resulting in lower risk weighted assets such as cash on hand increasing and investment securities decreasing partially offset by an increase in loans.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2025 and 2024, were $1.5 billion and $1.3 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $849,000 and $869,000 for the assessment during the first three months of 2025 and 2024, respectively.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies and use of significant estimates of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2025 and 2024 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $753,000 and $616,000 for 2025 and 2024, respectively were 3.56% and 3.20% at March 31, 2025 and 2024, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2025 and 2024 in the following table (dollars in thousands):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$70,701	$827	4.74%	$173,365	$2,407	5.58%
Federal funds sold	75	1	3.83%	1,094	17	6.18%
Certificates of deposit	3,162	36	4.59%	1,545	20	5.15%
Investment securities (1)	1,090,099	7,254	2.66%	1,184,666	7,920	2.67%
Loans net of unearned income (TE) (2)	5,605,821	80,194	5.80%	5,524,185	77,924	5.67%
Total earning assets	6,769,858	88,312	5.29%	6,884,855	88,288	5.16%
Other nonearning assets	777,177			828,657
Allowance for credit losses	(70,620)			(69,059)
Total assets	$7,476,415			$7,644,453
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,039,621	$14,900	1.99%	$3,036,837	$16,612	2.20%
Savings deposits	640,687	164	0.10%	707,849	178	0.10%
Time deposits	1,022,200	8,658	3.44%	1,028,045	9,306	3.64%
Total interest-bearing deposits	4,702,508	23,722	2.05%	4,772,731	26,096	2.20%
Securities sold under agreements to repurchase	201,679	1,180	2.37%	264,587	2,056	3.13%
FHLB advances	194,324	1,807	3.77%	258,554	2,314	3.60%
Subordinated debt	82,608	949	4.66%	106,791	1,194	4.50%
Junior subordinated debentures	24,306	468	7.81%	24,084	542	9.05%
Other debt	1,467	24	6.63%	—	—	—%
Total borrowings	504,384	4,428	3.56%	654,016	6,106	3.75%
Total interest-bearing liabilities	5,206,892	28,150	2.19%	5,426,747	32,202	2.39%
Non interest-bearing demand deposits	1,370,107		1.74%	1,367,798		1.91%
Other liabilities	42,962			59,056
Stockholders' equity	856,454			790,852
Total liabilities and equity	$7,476,415			$7,644,453
Net interest income		$60,162			$56,086
Net interest spread			3.10%			2.77%
TE net yield on interest-earning assets (3)			3.60%			3.25%

1.
The tax-exempt income is shown on a tax equivalent basis.
2.
Nonaccrual loans and loans held for sale are included in the average balances. Balances are net of unaccreted discount related to loans acquired.
3.
During the first quarter 2025, the Company changed the methodology utilized for the calculation of net interest margin to be more consistent with what is typically used by peer banks and research analysts. The calculation now is the annualized net interest income on a tax equivalent basis divided by average interest earning assets.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2025, compared to the same period in 2024 (in thousands):

	Three months ended March 31, 2025 compared to 2024 Increase/(Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$(1,580)	$(1,260)	$(320)
Federal funds sold	(16)	(11)	(5)
Certificates of deposit	16	31	(15)
Investment securities	(666)	(629)	(37)
Loans (2) (3)	2,270	890	1,380
Total interest income	$24	$(979)	$1,003
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$(1,712)	$105	$(1,817)
Savings deposits	(14)	(14)	—
Time deposits	(648)	(61)	(587)
Securities sold under agreements to repurchase	(876)	(433)	(443)
FHLB advances	(507)	(1,165)	658
Subordinated debt	(245)	(507)	262
Junior subordinated debentures	(74)	33	(107)
Other debt	24	—	24
Total interest expense	(4,052)	(2,042)	(2,010)
Net interest income	$4,076	$1,063	$3,013

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $4.1 million, or 7.3%, to $60.2 million for the three months ended March 31, 2025, from $56.1 million for the same period in 2024. Net interest income and net interest margin increased primarily due to an increase in earning asset yields and a decrease in deposit and borrowing rates.

For the three months ended March 31, 2025, average earning assets decreased $115.0 million, or 1.7%, and average interest-bearing liabilities decreased $219.9 million or 4.1% compared with average balances for the same period in 2024.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $102.7 million or 59.2%.
•
Average federal funds sold decreased $1.0 million or 93.1%.
•
Average certificates of deposits investments increased $1.6 million or 104.7%.
•
Average loans increased by $81.6 million or 1.5%.
•
Average securities decreased by $94.6 million or 8.0%.
•
Average interest-bearing customer deposits decreased by $70.2 million or 1.5%.
•
Average securities sold under agreements to repurchase decreased by $62.9 million or 23.8%.
•
Average borrowings and other debt decreased by $86.7 million or 22.3%.

•
Net interest margin increased to 3.60% for the first three months of 2025 from 3.25% for the first three months of 2024.

Provision for Loan Losses

The provision for credit losses for the three months ended March 31, 2025 and 2024 was $1.7 million and ($357,000), respectively. Net charge offs were $1.8 million for the three months ended March 31, 2025, compared to net charge offs of $382,000 for March 31, 2024. Nonperforming loans were $26.6 million and $20.1 million as of March 31, 2025 and 2024, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Wealth management revenues	$5,800	$5,322	$478	9.0%
Insurance commissions	9,925	9,213	712	7.7%
Service charges	2,901	2,956	(55)	-1.9%
Security gains (losses), net	(181)	—	(181)	—%
Mortgage banking revenue, net	711	706	5	0.7%
ATM/debit card revenue	3,646	4,055	(409)	-10.1%
Bank owned life insurance	1,687	1,121	566	50.5%
Other	375	1,105	(730)	-66.1%
Total other income	$24,864	$24,478	$386	1.6%

Following are explanations of the significant changes in these other income categories for the three months ended March 31, 2025 compared to the same period in 2024:

•
Wealth management revenues increased for the three month period due to increased brokerage fees and trust fees, and agricultural services fee incomes.
•
Insurance commissions increased primarily due to the acquisition of MRIG during the third quarter of 2024.
•
The increase in mortgage banking income was due to an increase from loans sold in the secondary market. First Mid Bank generally releases the servicing rights on loans sold into the secondary market.
•
$28.5 million (representing 140 loans) for the three months ended March 31, 2025.
•
$10.6 million (representing 77 loans) for the three months ended March 31, 2024.
•
Revenue from ATMs and debit cards decreased due to an decrease in activity during the period resulting in less service charges.
•
Bank owned life insurance income increased approximately $566,000 during the first three months of 2025 compared to the same period in 2024 primarily due the gain recognized on a death claim filed in 2025.
•
Other income decreased due to a loss recognized on the repayment of the Company's subordinated debentures shown as offsetting the company's other income and numerous other miscellaneous decreases.

Other Expense

The following table sets forth the major components of other expense for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Salaries and employee benefits	$31,748	$30,448	$1,300	4.3%
Net occupancy and equipment expense	8,479	7,560	919	12.2%
Net other real estate owned expense	101	(21)	122	-581.0%
FDIC insurance	849	869	(20)	-2.3%
Amortization of intangible assets	3,231	3,497	(266)	-7.6%
Stationery and supplies	431	391	40	10.2%
Legal and professional	3,076	2,449	627	25.6%
Marketing and donations	852	862	(10)	-1.2%
ATM/debit card expense	1,831	1,191	640	53.7%
Other operating expenses	3,874	6,116	(2,242)	-36.7%
Total other expense	$54,472	$53,362	$1,110	2.1%

Following are explanations for the significant changes in these other expense categories for the three months ended March 31, 2025 compared to the same period in 2024:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to regularly scheduled annual raises. There were 1,194 and 1,188 full-time equivalent employees at March 31, 2025 and 2024, respectively.
•
The increase in occupancy and equipment and legal and professional fees expenses are primarily due to nonrecurring technology project expenses in the first quarter of 2025.
•
ATM/Debit card expense increased primarily due to a negotiated settlement from a related vendor resulting in a credit during the first quarter of 2024.
•
The decrease in all other operating expenses during the first three months of 2025 was primarily due to integration related expenses for Blackhawk Bank occurring during the first quarter of 2024.

Income Taxes

Total income tax expense amounted to $6.0 million (21.2% effective tax rate) for the three months ended March 31, 2025, compared to $6.4 million (23.9% effective tax rate) for the same period in 2024. The decrease in effective rate is primarily related the interest expense disallowance decreasing due to the Company beginning to utilize an investment subsidiary during the second quarter of 2024 and a decrease in nondeductible expenses.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. As of March 31, 2025, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2021.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,079	1.24%	$212,513	1.28%
Obligations of states and political subdivisions	324,071	2.29%	324,046	2.28%
Mortgage-backed securities: GSE residential	636,759	1.86%	653,760	1.88%
Other securities	63,422	4.42%	69,396	4.27%
Total securities	$1,227,331	2.00%	$1,259,715	2.01%

At March 31, 2025, the Company’s investment portfolio decreased by $32.4 million from December 31, 2024 primarily due to the sale of 3 securities, paydowns, calls and maturities of various securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of March 31, 2025 for investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2025 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$203,079	$184,933	$26,956	$156,785	$—	$—	$—	$1,192
Obligations of state and political subdivisions	324,071	262,105	35,124	183,604	41,741	—	—	1,636
Mortgage-backed securities (2)	636,759	533,702	—	—	—	—	—	533,702
Other securities	61,137	58,987	—	5,475	13,080	6,920	—	33,512
Total available-for-sale	$1,225,046	$1,039,727	$62,080	$345,864	$54,821	$6,920	$—	$570,042
Held-to-maturity:
Other securities	$2,285	$2,285	$—	$—	$—	$—	$—	$2,285
Equity securities:
Federal Agricultural Mtg Corp	85	485	—	—	—	—	—	485
Midwest Independent BankersBank	150	210	—	—	—	—	—	210
Equalize Community Development Fund	3,776	3,776	—	—	—	—	—	3,776
Total equity securities	$4,011	$4,471	$—	$—	$—	$—	$—	$4,471

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$269,148	4.7%	$236,093	4.2%
Agricultural real estate	373,413	6.6%	390,760	6.9%
1-4 family residential properties	488,139	8.6%	496,597	8.8%
Multifamily residential properties	356,858	6.3%	332,644	5.9%
Commercial real estate	2,397,985	42.1%	2,417,585	42.6%
Loans secured by real estate	3,885,543	68.3%	3,873,679	68.4%
Agricultural loans	296,811	5.2%	239,671	4.2%
Commercial and industrial loans	1,303,712	22.9%	1,335,920	23.6%
Consumer loans	47,220	0.8%	53,960	1.0%
All other loans	165,572	2.8%	169,232	2.8%
Total loans	$5,698,858	100.0%	$5,672,462	100.0%

Loan balances increased $26.4 million, or 0.5%. The increase was primarily due to construction and land development and multifamily residential properties increasing and increased seasonal demand for agricultural operating loans partially offset by decreases in all other loan types. The balance of real estate loans held for sale, included in the balances shown above, amounted to $3.6 million and $6.6 million as of March 31, 2025 and December 31, 2024, respectively.

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

Loans are geographically dispersed primarily throughout Illinois, the St. Louis Metro area, central Missouri, Texas, and southern Wisconsin. While these regions have experienced some economic stress during 2025 and 2024, the Company does not consider these locations high risk areas.

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of the sum of Tier 1 Capital and allowance for loan loss for the periods shown above. At March 31, 2025 and December 31, 2024, First Mid Bank did have industry loan concentrations that exceeded 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	March 31, 2025		December 31, 2024
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$573,137	10.06%	$507,555	8.95%
Lessors of non-residential buildings	1,052,770	18.47%	1,049,372	18.50%
Lessors of residential buildings and dwellings	589,798	10.35%	557,285	9.82%
Hotels and motels	217,953	3.82%	not applicable

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of March 31, 2025, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$45,719	$107,530	$115,899	$269,148
Agricultural real estate	24,449	118,632	230,332	373,413
1-4 family residential properties	24,292	96,176	367,671	488,139
Multifamily residential properties	43,706	247,290	65,862	356,858
Commercial real estate	245,376	1,476,053	676,556	2,397,985
Loans secured by real estate	383,542	2,045,681	1,456,320	3,885,543
Agricultural loans	201,193	94,562	1,056	296,811
Commercial and industrial loans	450,131	554,163	299,418	1,303,712
Consumer loans	3,067	43,091	1,062	47,220
All other loans	26,853	16,476	122,243	165,572
Total loans	$1,064,786	$2,753,973	$1,880,099	$5,698,858

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of March 31, 2025, loans with maturities over one year consisted of approximately $2.7 billion in fixed rate loans and approximately $1.9 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Nonaccrual loans	$25,042	$28,775
Modified loans which are performing in accordance with revised terms	1,556	1,060
Total nonperforming loans	26,598	29,835
Repossessed assets	2,105	2,195
Total nonperforming loans and repossessed assets	$28,703	$32,030
Nonperforming loans to loans, before allowance for credit losses	0.47%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.50%	0.56%

The $3.7 million decrease in nonaccrual loans during 2025 resulted from the net of $2.6 million of loans put on nonaccrual status offset by $4.7 million of loans becoming current or paid-off, $0.0 million of loans transferred to other real estate and $1.6 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	March 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$6	—%	$6	—%
Agricultural real estate	1,871	7.5%	2,213	7.7%
1-4 family residential properties	4,983	19.9%	4,937	17.2%
Commercial real estate	7,328	29.3%	7,716	26.8%
Loans secured by real estate	14,188	56.7%	14,872	51.7%
Agricultural loans	8,585	34.3%	11,521	40.0%
Commercial and industrial loans	2,114	8.4%	2,071	7.2%
Consumer loans	155	0.6%	311	1.1%
Total loans	$25,042	100.0%	$28,775	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $471,000 and $267,000 for the three months ended March 31, 2025 and 2024, respectively.

The $617,000 decrease in repossessed assets during the 2025 resulted from $73,000 of additional assets repossessed and $619,000 repossessed assets sold, $71,000 write-downs, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	March 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,033	49.1%	$1,084	39.8%
1-4 family residential properties	515	24.5%	568	20.9%
Commercial real estate	527	25.0%	527	19.4%
Total real estate	2,075	98.6%	2,179	80.1%
Consumer loans	30	1.4%	543	19.9%
Total repossessed collateral	$2,105	100.0%	$2,722	100.0%

Repossessed assets sold during the first three months of 2025 resulted in no net gain or loss of related to real estate asset sales and net losses of $9,000 related to other asset sales. The Company also recognized no deferred losses and recorded $71,000 write-downs on real estate properties owned. Repossessed assets sold during the same period in 2024 resulted in net losses of no related to real estate asset sales and net gains of $70,000 related to other asset sales. The Company also recognized no deferred losses and recorded no write-downs on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, Missouri, Texas, and Wisconsin areas, where agriculture is a major industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2025, the Company’s loan portfolio included $670.1 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $573.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $39.5 million from $630.6 million at December 31, 2024 while loans concentrated in other grain farming increased $65.5 million from $507.6 million at December 31, 2024. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $218.0 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.1 billion of loans to lessors of non-residential buildings, and $589.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of March 31, 2025 and 2024, and of changes in the allowance for the three months ended March 31, 2025 and 2024, is as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024
Average loans outstanding, net of unearned income	$5,605,821	$5,524,185
Allowance-beginning of period	70,182	68,675
Charge-offs:
1-4 family residential	39	67
Commercial real estate	338	—
Agricultural	1,117	52
Commercial and industrial	223	274
Consumer	366	426
Total charge-offs	2,083	819
Recoveries:
1-4 family residential	18	49
Commercial real estate	8	161
Commercial and industrial	90	64
Consumer	184	163
Total recoveries	300	437
Net charge-offs (recoveries)	1,783	382
Provision (release) for credit losses	1,652	(357)
Allowance-end of period	$70,051	$67,936
Ratio of annualized net charge-offs to average loans	0.13%	0.03%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.23%	1.24%
Ratio of allowance for credit losses to nonperforming loans	263%	339%

The decrease in the allowance for credit losses to nonperforming loans ratio is primarily due to an increase in nonperforming loans.

During the first three months of 2025, the Company had net charge offs of $1.8 million compared to net charge offs of $382,000 in 2024. During the first three months of 2025, there was one commercial real estate loan to one borrower totaling $338,000, three agricultural loans to two borrowers totaling $996,000, and one commercial operating loan to one borrower totaling $145,000. During the first three months of 2024, there was one commercial operating loan to one borrower totaling $273,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024 (dollars in thousands):

	Three months ended March 31, 2025		Three months ended March 31, 2024		Year ended December 31, 2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,370,107	—%	$1,367,798	—%	$1,407,537	—%
Interest-bearing	3,039,621	1.99%	3,036,837	2.20%	3,040,397	2.24%
Savings	640,687	0.10%	707,849	0.10%	675,622	0.12%
Time deposits	1,022,200	3.44%	1,028,045	3.64%	1,019,629	3.74%
Total average deposits	$6,072,615	1.58%	$6,140,529	1.71%	$6,143,185	1.74%

During the first three months of 2025, the average balance of deposits decreased by $70.6 million from the average balance for the year ended December 31, 2024. Average non-interest-bearing deposits decreased by $37.4 million, average interest-bearing balances decreased by $776,000, average savings account balances decreased $34.9 million, and average balances of time deposits increased $2.6 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $23,000.

The following table sets forth the high and low month-end balances for the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024 (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024	Year ended December 31, 2024
High month-end balances of total deposits	$6,130,381	$6,242,937	$6,242,937
Low month-end balances of total deposits	6,081,565	6,112,051	6,057,095

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
3 months or less	$156,115	$237,309
Over 3 through 6 months	307,832	206,586
Over 6 through 12 months	139,717	121,154
Over 12 months	103,062	72,818
Total	$706,726	$637,867

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2025 and December 31, 2024 is presented below (dollars in thousands):

	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$219,772	$204,122
Federal Home Loan Bank advances:
FHLB-overnight	—	90,000
Fixed term-due in one year or less	—	7,435
Fixed term-due after one year	195,000	145,085
Other borrowings:
Debt due in one year or less	—	—
Subordinated debt	79,535	87,472
Junior subordinated debentures	24,335	24,280
Total	$518,642	$558,394
Average interest rate at end of period	3.21%	3.30%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$219,772	$282,285
Federal Home Loan Bank advances:
FHLB-overnight	20,000	90,000
Fixed term-due in one year or less	—	65,000
Fixed term-due after one year	195,000	223,744
Other borrowings:
Debt due in one year or less	4,000	—
Subordinated debt	87,505	106,934
Junior subordinated debentures	24,335	24,280

Averages for the period (YTD):
Securities sold under agreements to repurchase	$201,679	$221,789
Federal Home Loan Bank advances:
FHLB-overnight	17,741	560
Fixed term-due in one year or less	—	45,587
Fixed term-due after one year	176,583	193,802
Other borrowings:
Debt due in one year or less	1,467	—
Subordinated debt	82,608	99,313
Junior subordinated debentures	24,306	24,168
Total	$504,384	$585,219
Average interest rate during the period	3.56%	3.71%

Securities sold under agreements to repurchase increased $15.7 million during the first three months of 2025 primarily due to the seasonal demands in balances. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At March 31, 2025 the fixed term advances, consisted of $195.0 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.82%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	10.0	2.71%	March 5, 2035

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15.0 million. There was no balance on this line of credit as of March 31, 2025. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at March 31, 2025 and 2024, and December 31, 2024.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of March 31, 2025, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Blackhawk Subordinated Debt I Notes”). The Blackhawk Subordinated Debt I was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt I Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt I Indenture governs the terms of Blackhawk Subordinated Debt I Notes and provides that the Blackhawk Subordinated Debt I Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, Blackhawk Subordinated Debt I Notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, Blackhawk Subordinated Debt I Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of March 31, 2025, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Blackhawk Subordinated Debt II Notes”). The Blackhawk

Subordinated Debt II was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt II Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt II Indenture governs the terms of Blackhawk Subordinated Debt II Notes and provides that the Blackhawk Subordinated Debt II Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, Blackhawk Subordinated Debt II Notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, Blackhawk Subordinated Debt II Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of March 31, 2025, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10.0 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points, 6.22% and 6.81% at March 31, 2025 and December 31, 2024, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2025, bear interest at three-month SOFR plus 185 basis points (6.47% and 7.06% at March 31, 2025 and December 31, 2024, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (6.32% and 6.91% at March 31, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.84% and 8.17% at March 31, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.66% and 7.25% at March 31, 2025 and December 31, 2024, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2025 (dollars in thousands):

	Rate Sensitive Within
	1 year	3 years	5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$96,235	$—	$—	$—	$96,235	$96,235
Certificates of deposit	2,520	—	—	—	2,520	2,520
Taxable investment securities	118,848	192,219	245,361	419,150	975,578	975,578
Nontaxable investment securities	5,631	9,232	7,908	48,134	70,905	70,905
Loans	2,838,109	1,992,399	628,170	240,180	5,698,858	5,363,390
Total	$3,061,343	$2,193,850	$881,439	$707,464	$6,844,096	$6,508,628
Interest-bearing liabilities:
Savings and NOW accounts	$175,026	$—	$—	$2,282,691	$2,457,717	$2,457,717
Money market accounts	1,215,419	—	—	—	1,215,419	1,215,419
Other time deposits	919,197	124,432	18,588	437	1,062,654	980,999
Short-term borrowings/debt	219,772	—	—	—	219,772	219,772
Long-term borrowings/debt	99,528	78,957	95,000	25,385	298,870	294,280
Total	$2,628,942	$203,389	$113,588	$2,308,513	$5,254,432	$5,168,187
Rate sensitive assets-rate sensitive liabilities	$432,401	$1,990,461	$767,851	$(1,601,049)	$1,589,664
Cumulative GAP	432,401	2,422,862	3,190,713	1,589,664
Cumulative amounts as % of total Rate sensitive assets	6.3%	29.1%	11.2%	-23.4%
Cumulative Ratio	6.3%	35.4%	46.6%	23.2%

The static GAP analysis shows that at March 31, 2025, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At March 31, 2025, the Company’s stockholders' equity increased $24.6 million or 2.9%, to $870.9 million from $846.4 million as of December 31, 2024. During the first three months of 2025, net income contributed $22.2 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $7.0 million, net of tax. Dividends of $5.7 million were paid during the first three months of 2025.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements, as further detailed in Note 10 of our consolidated financial statements.

Stock Plans

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

Following the stockholders’ approval at the 2021 annual meeting of the Company, a maximum of 550,000 shares of common stock may be issued under the SI Plan. The Company awarded 79,635 and 53,766 restricted stock awards during 2025 and 2024, respectively and 46,000 and 39,150 as stock unit awards during 2025 and 2024, respectively.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of March 31, 2025, 133,555 shares have been issued pursuant to the ESPP. During the three months ended March 31, 2025 and 2024, 6,891 shares and 8,612 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2025, the Company did not repurchase any shares. The Company has approximately $2.9 million in remaining capacity under its existing repurchase program.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $20 million from Bankers' Bank, $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2025, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2025, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
In addition, as of March 31, 2025, the Company had a revolving credit agreement in the amount of $15.0 million with The Northern Trust Company with an outstanding balance of $0 and $15.0 million in available funds. This loan was renewed on April 5, 2024 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2025 and 2024 and December 31, 2024.

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2025 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,062,654	$919,197	$124,432	$18,588	$437
Debt	103,870	4,110	—	—	99,760
Other borrowing	414,772	219,772	75,000	120,000	—
Operating leases	15,886	3,146	5,680	3,734	3,326
Supplemental retirement	1,960	50	250	300	1,360
	$1,599,142	$1,146,275	$205,362	$142,622	$104,883

For the three months ended March 31, 2025, net cash of $47.9 million was provided by operating activities, $4.5 million was provided by investing activities, and $27.8 million was provided by financing activities. In total, cash and cash equivalents increased by $80.3 million since year-end 2024.

Off-Balance Sheet Arrangements

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. Off-balance sheet arrangements are further detailed in Note 11 of our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2024. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025-January 31, 2025	—	$—	—	$2,941,000
February 1, 2025-February 28, 2025	—	—	—	2,941,000
March 1, 2025-March 31, 2025	—	—	—	2,941,000
Total	—	$—	—	$2,941,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit

Number

Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

10.1

Ninth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 4, 2025.

Incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2025

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

Date: May 9, 2025

/s/ Joseph R. Dively
Joseph R. Dively
President and Chief Executive Officer

/s/ Matthew K. Smith
Matthew K. Smith
Chief Financial Officer