Form 10-Q
period 2025-06-30
FIRST MID BANCSHARES, INC.
filed 2025-08-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 23,997,367 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks:
Non-interest-bearing	$117,783	$92,112
interest-bearing	72,158	29,029
Federal funds sold	76	75
Cash and cash equivalents	190,017	121,216
Certificates of deposit	2,030	3,500
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,255,703 and $1,257,436 at June 30, 2025 and December 31, 2024, respectively)	1,076,841	1,063,292
Held-to-maturity, at amortized cost (estimated fair value of $2,287 and $2,279 at June 30, 2025 and December 31, 2024, respectively)	2,287	2,279
Equity securities, at fair value	4,543	4,439
Loans held for sale	7,359	6,614
Loans	5,759,640	5,665,848
Less allowance for credit losses	(71,160)	(70,182)
Net loans	5,688,480	5,595,666
Interest receivable	38,001	38,639
Other real estate owned	1,670	2,179
Premises and equipment, net	97,740	100,234
Goodwill, net	203,391	203,391
Intangible assets, net	52,156	58,515
Bank owned life insurance	172,333	170,854
Right of use lease assets	13,152	13,861
Tax assets	58,700	66,858
Other assets	71,775	68,197
Total assets	$7,680,475	$7,519,734
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,321,446	$1,329,155
interest-bearing	4,868,753	4,727,941
Total deposits	6,190,199	6,057,096
Securities sold under agreements to repurchase	193,941	204,122
Interest payable	6,724	5,280
FHLB borrowings	245,000	242,520
Junior subordinated debentures, net	24,384	24,280
Subordinated debt, net	79,590	87,472
Lease liabilities	13,590	14,190
Other liabilities	32,907	38,383
Total liabilities	6,786,335	6,673,343
Stockholders’ equity:
Common stock ($4 par value; authorized 45,000,000 shares; issued 24,657,394 and 24,564,356 shares in 2025 and 2024, respectively; outstanding 23,988,845 and 23,895,807 shares in 2025 and 2024, respectively)	100,630	100,258
Additional paid-in capital	516,495	512,810
Retained earnings	429,342	395,189
Deferred compensation	1,028	2,756
Accumulated other comprehensive loss	(130,710)	(142,383)
Treasury stock, at cost (668,549 shares in 2025 and 2024)	(22,645)	(22,239)
Total stockholders’ equity	894,140	846,391
Total liabilities and stockholders’ equity	$7,680,475	$7,519,734

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$84,784	$79,560	$164,702	$157,383
Interest on investment securities	6,895	7,405	13,672	14,810
Interest on certificates of deposit	28	43	64	63
Interest on federal funds sold	—	8	1	25
Interest on deposits with other financial institutions	1,694	1,667	2,521	4,074
Total interest income	93,401	88,683	180,960	176,355
Interest expense:
Interest on deposits	24,964	26,338	48,686	52,434
Interest on securities sold under agreements to repurchase	1,218	1,615	2,398	3,671
Interest on FHLB borrowings	2,043	2,248	3,850	4,562
Interest on other borrowings	—	—	24	—
Interest on junior subordinated debentures	464	537	932	1,079
Interest on subordinated debentures	849	1,180	1,798	2,374
Total interest expense	29,538	31,918	57,688	64,120
Net interest income	63,863	56,765	123,272	112,235
Provision for credit losses	2,567	1,083	4,219	726
Net interest income after provision for credit losses	61,296	55,682	119,053	111,509
Other income:
Wealth management revenues	5,394	5,405	11,205	10,727
Insurance commissions	7,840	6,531	17,765	15,744
Service charges	2,995	3,227	5,896	6,183
Securities losses, net	—	(156)	(181)	(156)
Mortgage banking revenue, net	1,070	1,038	1,781	1,744
ATM/debit card revenue	4,636	4,281	8,282	8,336
Bank owned life insurance	1,206	1,192	2,893	2,313
Other	452	904	816	2,009
Total other income	23,593	22,422	48,457	46,900
Other expense:
Salaries and employee benefits	33,623	30,164	65,371	60,612
Net occupancy and equipment expense	7,869	7,507	16,348	15,067
Net other real estate owned expense	75	85	176	64
FDIC insurance	873	902	1,722	1,771
Amortization of intangible assets	3,121	3,340	6,352	6,837
Stationery and supplies	367	370	798	761
Legal and professional	2,757	2,536	5,833	4,985
ATM/debit card	1,144	1,281	2,975	2,472
Marketing and donations	777	814	1,629	1,676
Other	4,156	4,392	8,030	10,508
Total other expense	54,762	51,391	109,234	104,753
Income before income taxes	30,127	26,713	58,276	53,656
Income taxes	6,689	6,968	12,667	13,408
Net income	$23,438	$19,745	$45,609	$40,248
Per share data:
Basic net income per common share	$0.98	$0.83	$1.91	$1.69
Diluted net income per common share	0.98	0.82	1.90	1.68

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income	$23,438	$19,745	$45,609	$40,248
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of ($1,744) and ($208) for three months ended June 30, 2025 and 2024, respectively and ($4,338) and $4,017 for the six months ended June 30, 2025 and 2024, respectively	4,640	556	11,542	(10,684)
Less: reclassification adjustment for realized losses included in net income, net of tax benefit of $0 and $43 for three months ended June 30, 2025 and 2024, respectively and $50 and $43 for the six months ended June 30, 2025 and 2024, respectively	—	(113)	(131)	(113)
Other comprehensive income (loss), net of taxes	4,640	669	11,673	(10,571)
Comprehensive income	$28,078	$20,414	$57,282	$29,677

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2025 and 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2025	$100,602	$515,975	$411,633	$509	$(135,350)	$(22,420)	$870,949
Net income	—	—	23,438	—	—	—	23,438
Other comprehensive income, net tax	—	—	—	—	4,640	—	4,640
Cash dividends on common stock (.24/share)	—	—	(5,729)	—	—	—	(5,729)
Forfeiture of 150 restricted shares pursuant to the 2017 stock incentive plan	—	(6)	—	—	—	—	(6)
Issuance of 7,079 common shares pursuant to the employee stock purchase plan	28	182	—	—	—	—	210
Grant of restricted units pursuant to 2017 stock incentive plan	—	279	—	—	—	—	279
Deferred compensation	—	—	—	(47)	—	(225)	(272)
Vested restricted shares/units compensation expense	—	65	—	566	—	—	631
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140

March 31, 2024	$100,166	$511,785	$353,694	$832	$(147,667)	$(20,858)	$797,952
Net income	—	—	19,745	—	—	—	19,745
Other comprehensive income, net tax	—	—	—	—	669	—	669
Cash dividends on common stock (.23/share)	—	—	(5,472)	—	—	—	(5,472)
Forfeiture of 384 restricted shares pursuant to the 2017 stock incentive plan	(2)	(11)	—	—	—	—	(13)
Issuance of 7,323 common shares pursuant to the employee stock purchase plan	30	174	—	—	—	—	204
Grant of restricted units pursuant to 2017 stock incentive plan	—	174	—	—	—	—	174
Deferred compensation	—	—	—	62	—	(223)	(161)
Vested restricted shares/units compensation expense	—	59	—	488	—	—	547
June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	45,609	—	—	—	45,609
Other comprehensive income, net tax	—	—	—	—	11,673	—	11,673
Cash dividends on common stock (0.48/share)	—	—	(11,456)	—	—	—	(11,456)
Issuance of 73,468 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	294	2,569	—	—	—	—	2,863
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	196	—	—	—	—	218
Issuance of 13,970 common shares pursuant to the employee stock purchase plan	56	370	—	—	—	—	426
Deferred compensation	—	—	—	(2,826)	—	(406)	(3,232)
Grant of restricted units pursuant to 2017 stock incentive plan	—	2,070	—	—	—	—	2,070
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	114	—	1,098	—	—	1,212
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	40,248	—	—	—	40,248
Other comprehensive loss, net tax	—	—	—	—	(10,571)	—	(10,571)
Cash dividends on common stock (0.46/share)	—	—	(10,943)	—	—	—	(10,943)
Issuance of 47,196 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	189	1,390	—	—	—	—	1,579
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 15,935 common shares pursuant to the employee stock purchase plan	64	334	—	—	—	—	398
Deferred compensation	—	—	—	(2,226)	—	(188)	(2,414)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,485	—	—	—	—	1,485
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	109	—	979	—	—	1,088
June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$45,609	$40,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,219	726
Depreciation, amortization and accretion, net	9,864	10,348
Change in cash surrender value of bank owned life insurance	(2,406)	(2,313)
Gain on death benefit paid from bank owned life insurance	(487)	—
Stock-based compensation expense	1,359	1,185
Operating lease payments	(1,639)	(1,672)
Loss on investment securities, net	181	156
Loss (gain) on sales and write-downs of other real estate owned, net	88	(86)
Loss on sale of premises and equipment	79	—
Gain on sale of loans held for sale, net	(1,676)	(1,179)
Loss (gain) on repayment of subordinated debentures	289	(100)
Gain on repayment of FHLB advances	(85)	—
Decrease (increase) in accrued interest receivable	638	(2,244)
Increase in accrued interest payable	1,635	62
Origination of loans held for sale	(74,148)	(45,536)
Proceeds from sale of loans held for sale	75,079	42,699
Decrease in other assets	2,232	18,037
Decrease in other liabilities	(5,200)	(7,311)
Net cash provided by operating activities	55,631	53,020
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	1,470	—
Purchases of certificates of deposit	—	(2,275)
Proceeds from sales of securities available-for-sale	8,291	15,875
Proceeds from maturities of securities available-for-sale	60,018	44,651
Purchases of securities available-for-sale	(67,737)	(8,972)
Purchase of securities held-to-maturity	(38)	(21)
Net decrease (increase) in loans	(97,005)	22,419
Purchases of premises and equipment	(3,713)	(2,595)
Proceeds from sale of premises and equipment	3,718	—
Proceeds from sales of other real property owned	458	182
Proceeds from bank owned life insurance death benefit	1,414	—
Net cash provided by (used in) investing activities	(93,124)	69,264
Cash flows from financing activities:
Net increase (decrease) in deposits	133,103	(7,880)
Decrease in repurchase agreements	(10,181)	(7,766)
Proceeds from FHLB advances	125,000	75,000
Repayment of FHLB advances	(122,435)	(75,000)
Proceeds from short-term debt	4,000	—
Repayment of short-term debt	(4,000)	—
Repayment of subordinated debenture	(8,381)	(3,865)
Proceeds from issuance of common stock	644	586
Dividends paid on common stock	(11,456)	(10,943)
Net cash provided by (used in) financing activities	106,294	(29,868)
Increase in cash and cash equivalents	68,801	92,416
Cash and cash equivalents at beginning of period	121,216	143,064
Cash and cash equivalents at end of period	$190,017	$235,480

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$56,244	$64,142
Income taxes, net of refunds	8,133	(657)
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$28	$456
Initial recognition of right-of-use assets	713	2,109
Initial recognition of lease liabilities	713	2,109

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2025 and 2024, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2025 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025. The 2024 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Mid Rivers Insurance Group, Inc.

During the quarter ended September 30, 2024, Mid Rivers Insurance Group, Inc. was acquired by the Company for a purchase price of $10.1 million and immediately merged into First Mid Insurance Group.

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

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07 during the year ended December 31, 2024. The Chief Financial and Risk Officer, Jordan D. Read (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.

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

Following the stockholders’ approval at the 2025 annual meeting of the Company, a maximum of 1,000,000 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 79,635 and 53,766 shares of restricted stock during the six months ended June 30, 2025 and 2024, respectively, and 53,130 and 39,150 restricted stock units during the six months ended June 30, 2025 and 2024, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the six months ended June 30, 2025 and 2024, 13,970 shares and 15,935 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

Unrealized Losses on Securities
June 30, 2025
Net unrealized losses on securities available-for-sale	$(178,862)
Tax benefit	48,152
Balance at June 30, 2025	$(130,710)

December 31, 2024
Net unrealized losses on securities available-for-sale	$(194,144)
Tax benefit	51,761
Balance at December 31, 2024	$(142,383)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Loss
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024	Affected Line Item in the Statements of Income
Realized loss on available-for-sale securities, net	$—	$(156)	$(181)	$(156)	Securities losses, net
Tax effect	—	43	50	43	Income taxes
Total reclassifications out of accumulated other comprehensive loss	$—	$(113)	$(131)	$(113)	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic net income per common share
Available to common stockholders:
Net income	$23,438,000	$19,745,000	$45,609,000	$40,248,000
Weighted average common shares outstanding	23,867,592	23,896,210	23,863,229	23,884,472
Basic earnings per common share	$0.98	$0.83	$1.91	$1.69

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$23,438,000	$19,745,000	$45,609,000	$40,248,000
Weighted average common shares outstanding	23,867,592	23,896,210	23,863,229	23,884,472
Dilutive potential common shares: restricted stock awarded	121,382	101,942	110,954	94,772
Diluted weighted average common shares outstanding	23,988,974	23,998,152	23,974,183	23,979,244
Diluted earnings per common share	$0.98	$0.82	$1.90	$1.68

There were no shares excluded when computing diluted earnings per share for the three and six months ended June 30, 2025 and 2024 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,299	$—	$(15,683)	$183,616
Obligations of states and political subdivisions	325,609	202	(64,487)	261,324
Mortgage-backed securities: GSE residential	685,640	1,277	(98,206)	588,711
Other securities	45,155	—	(1,965)	43,190
Total available-for-sale	$1,255,703	$1,479	$(180,341)	$1,076,841
Held-to-maturity:
Other investments	$2,287	$—	$—	$2,287
Total held-to-maturity	$2,287	$—	$—	$2,287
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$3	$(21,158)	$191,358
Obligations of states and political subdivisions	324,046	135	(56,441)	267,740
Mortgage-backed securities: GSE residential	653,760	552	(114,570)	539,742
Other securities	67,117	—	(2,665)	64,452
Total available-for-sale	$1,257,436	$690	$(194,834)	$1,063,292
Held-to-maturity:
Other investments	$2,279	$—	$—	$2,279
Total held-to-maturity	$2,279	$—	$—	$2,279

The Company also had $4.5 million and $4.4 million of equity securities, at fair value, as of June 30, 2025 and December 31, 2024, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of June 30, 2025, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross gains	$—	$35	$—	$(35)
Gross losses	—	(191)	(181)	(191)

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2025 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$173,774	$9,842	$—	$—	$183,616
Obligations of state and political subdivisions	35,798	134,711	88,303	2,512	261,324
Mortgage-backed securities: GSE residential	28	7,914	34,567	546,202	588,711
Other securities	35,238	7,118	834	—	43,190
Total available-for-sale investments	$244,838	$159,585	$123,704	$548,714	$1,076,841
Weighted average yield	2.02%	2.25%	2.28%	2.13%	2.14%
Full tax-equivalent yield	2.14%	2.77%	2.69%	2.14%	2.31%
Held to maturity:
Other investments	$—	$—	$—	$2,287	$2,287
Total held-to-maturity	$—	$—	$—	$2,287	$2,287
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at June 30, 2025.

Investment securities carried at approximately $492.6 million and $632.9 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,583	$(2)	$182,033	$(15,681)	$183,616	$(15,683)
Obligations of states and political subdivisions	8,584	(323)	242,507	(64,164)	251,091	(64,487)
Mortgage-backed securities: GSE residential	12,212	(155)	495,160	(98,051)	507,372	(98,206)
Other securities	—	—	40,439	(1,965)	40,439	(1,965)
Total	$22,379	$(480)	$960,139	$(179,861)	$982,518	$(180,341)
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,340	$—	$189,327	$(21,158)	$190,667	$(21,158)
Obligations of states and political subdivisions	20,349	(1,248)	241,502	(55,193)	261,851	(56,441)
Mortgage-backed securities: GSE residential	1,135	(18)	511,746	(114,552)	512,881	(114,570)
Other securities	—	—	58,702	(2,665)	58,702	(2,665)
Total	$22,824	$(1,266)	$1,001,277	$(193,568)	$1,024,101	$(194,834)

At June 30, 2025, there were five hundred forty-three available-for-sale securities with a fair value of $960.1 million and unrealized losses of $179.9 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were five hundred fifty-seven available-for-sale securities with a fair value of $1.0 billion and unrealized losses of $193.6 million in a continuous unrealized loss position for twelve months or more.

At June 30, 2025 and December 31, 2024, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

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

A summary of loans at June 30, 2025 and December 31, 2024 follows (in thousands):

	June 30, 2025	December 31, 2024
Construction and land development	$298,953	$236,258
Agricultural real estate	382,120	391,436
1-4 family residential properties	500,771	502,243
Multifamily residential properties	361,605	334,032
Commercial real estate	2,414,993	2,442,627
Loans secured by real estate	3,958,442	3,906,596
Agricultural loans	305,640	239,138
Commercial and industrial loans	1,328,315	1,340,865
Consumer loans	41,919	54,481
All other loans	164,008	169,232
Total gross loans	5,798,324	5,710,312
Less: loans held for sale	7,359	6,614
	5,790,965	5,703,698
Less:
Net deferred loan fees, premiums and discounts	31,325	37,850
Allowance for credit losses	71,160	70,182
Net loans	$5,688,480	$5,595,666

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $33.0 million and $33.7 million at June 30, 2025 and December 31, 2024, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At June 30, 2025, the Company’s loan portfolio included $687.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $584.5 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $57.2 million from $630.6 million at December 31, 2024 due to an increase in the Company's direct merchant financing portfolio through the utilization of additional vendors. Loans concentrated in corn and other grain farming increased $76.9 million from $507.6 million at December 31, 2024. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $221.5 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific circumstances as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.0 billion of loans to lessors of non-residential buildings, and $616.2 million of loans to lessors of residential buildings and dwellings.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the board of directors. Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation and all borrowers are below regulatory thresholds. The Company can occasionally have outstanding balances to one borrower up to but not exceeding the regulatory threshold should underwriting guidelines warrant. Most of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system. Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint. In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel and motel operators, and loans to owners of multi-family residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x to 1.35x. Amortization periods for commercial real estate loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s commercial real estate portfolio is below the thresholds that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

The following table represents the gross commercial real estate loans by property type as of June 30, 2025 (in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate
Owner occupied	$763,222	$782,231
Non-owner occupied
Shopping centers and malls	231,879	244,000
Industrial and warehouse	227,174	218,175
Hotels and motels	206,317	206,425
Skilled nursing facility	160,103	172,834
Office	154,472	145,006
Assisted living facility	124,781	119,416
Retail	112,169	110,850
RV parks and campgrounds	101,807	84,346
Medical office	79,898	88,532
Other property types	253,171	270,812
Total commercial real estate	$2,414,993	$2,442,627

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

Agricultural and Agricultural Real Estate Loans. Agricultural loans are generally comprised of seasonal operating lines to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods ranging from twenty-five to thirty years depending on the loan-to-value. Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

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

Construction and land development loans. Construction and land development loans are generally comprised of loans of all sizes, across many different industries, and can include properties for commercial businesses or land development or for residential use such as multi-family properties. Commercial and land development loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. Construction and land development loans include unique risks that require enhanced diligence by lending personnel. For these loans, documentation requirements have been established within policy and a specific checklist is followed. Additionally, based on the type of construction loan, the policy is also followed to designate the construction and land development loans as high-volatility commercial real estate if the loan meets the criteria. To ensure consistent construction loan monitoring, loans greater than $2,000,000 must be monitored by the Bank’s construction monitoring staff.

The policy also establishes maximum loan-to-value/amortizations, terms, construction periods, cash investments, pre-sale/lease and other requirements and are specific to the type of property including non-farm, non-residential secured loans as well as multi-family, 1-4 family non-owner occupied, land acquisition/development/vacant lot acquisition, and raw land. Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral. Amortization periods for construction and land development loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s construction and land development portfolio is below the thresholds that would designate a concentration in construction and land development lending, as established by the federal banking regulators.

Other Loans. Other loans consist primarily of loans to municipalities to support community projects such as infrastructure improvements or equipment purchases. Underwriting guidelines for these loans are consistent with those established for commercial loans with the additional repayment source of the taxing authority of the municipality.

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large, individually evaluated loans separately from non-individually evaluated loans.

Individually Evaluated Loans

The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns and the loan or loans identified do not share risk characteristics with other loans. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. For loans greater than $250,000, allowance for credit loss is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

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

The Company also considers specific current economic events occurring globally, in the U.S. and in its local markets. Events considered include the status of global trade agreements, scheduled increases in minimum wage and changes to the minimum salary threshold for overtime provisions, current and projected unemployment rates, current and projected grain and oil prices and economies of local markets where customers work and operate.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment reduced for the quarter due to the segment's outstanding balances compared to management's updated policy concentration thresholds.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and remained stable over the last year. There was no change to the qualitative factor for this segment.

Residential Real Estate Non-Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. The qualitative factors for this segment did not materially change for the period.

Residential Real Estate Owner Occupied Loans. At the end of the period, there were a lower percentage of past due loans. The qualitative factors for this segment did not materially change for the period.

HELOC Loans. These loans are a small segment to overall loan balances. In the period, there were no changes to the qualitative factors for this segment.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, despite macro segment concerns over commercial real estate. The Company has previously increased qualitative factors for those conditions and there were no changes to the qualitative factors for this segment the quarter.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. Qualitative factors for this segment increased for the quarter due to an increase in past due loans for the segment.

Agricultural Loans. Losses in this segment are very low. Commodity prices have remained depressed for an extended period but yields have experienced increases from previous concerns from the weather. The qualitative factors of this segment were reduced in the quarter due to a reduction in past due loans for the segment.

Commercial and Industrial Loans. The qualitative factors for this segment were increased over time due to the repricing of higher rates. Given time has passed, and the outlook is for stable to declining rates, this issue has subsided. Considering this, the qualitative factor was reduced in the period.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. This segment will likely be impacted in the event of a recession that may occur. There were no changes to the qualitative factors for this segment during the quarter.

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2025 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2025
Beginning balance	$3,731	$1,292	$3,544	$32,214	$1,649	$26,028	$1,593	$70,051
Provision (release) for credit loss expense	335	30	(7)	1,111	1,287	(203)	14	2,567
Loans charged off	—	—	(55)	(70)	(1,386)	(489)	(261)	(2,261)
Recoveries collected	—	—	134	3	217	282	167	803
Ending balance	$4,066	$1,322	$3,616	$33,258	$1,767	$25,618	$1,513	$71,160

Six months ended June 30, 2025
Beginning balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Provision (release) for credit loss expense	791	(39)	(21)	986	2,096	356	50	4,219
Loans charged off	—	—	(94)	(408)	(2,503)	(712)	(627)	(4,344)
Recoveries collected	—	—	152	11	217	372	351	1,103
Ending balance	$4,066	$1,322	$3,616	$33,258	$1,767	$25,618	$1,513	$71,160

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2024 and for the year ended December 31, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2024
Beginning balance	$2,701	$1,358	$3,778	$32,537	$778	$24,631	$2,153	$67,936
Provision for credit loss expense	(55)	14	(264)	376	316	624	72	1,083
Loans charged off	—	—	(34)	—	(209)	(368)	(374)	(985)
Recoveries collected	—	—	100	5	—	44	129	278
Ending balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312

Six months ended June 30, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision (release) for credit loss expense	(272)	6	(688)	994	441	15	230	726
Loans charged off	—	—	(101)	—	(261)	(642)	(800)	(1,804)
Recoveries collected	—	—	149	166	—	108	292	715
Ending balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312

Twelve months ended December 31, 2024
Beginning Balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision (release) for credit loss expense	352	(5)	(785)	1,178	3,587	510	798	5,635
Loans charged off	—	—	(195)	(451)	(2,410)	(688)	(2,004)	(5,748)
Recoveries collected	5	—	339	184	75	330	687	1,620
Ending balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2025 (in thousands):

	Collateral			Allowance
	Real Estate	Business Assets	Total	for Credit Losses
Agricultural real estate	$575	$—	$575	$—
1-4 family residential properties	157	—	157	4
Multifamily residential properties	397	—	397	—
Commercial real estate	4,511	—	4,511	6
Loans secured by real estate	5,640	—	5,640	10
Agricultural loans	—	1,033	1,033	—
Commercial and industrial loans	—	1,183	1,183	291
Other loans	—	2,194	2,194	—
Total loans	$5,640	$4,410	$10,050	$301

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

Substandard. Loans classified as substandard are inadequately protected by the current credit worthiness and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The following tables present the credit risk profile of the Company’s loan portfolio on amortized cost basis based on risk rating category and year of origination as of June 30, 2025 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2025	2024	2023	2022	2021	Prior	Loans	Total
June 30, 2025
Construction and land development loans
Pass	$37,106	$105,536	$108,091	$13,793	$14,984	$18,923	$—	$298,433
Special mention	—	—	—	—	—	366	—	366
Substandard	—	—	—	5	—	8	—	13
Total	$37,106	$105,536	$108,091	$13,798	$14,984	$19,297	$—	$298,812
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$23,371	$24,379	$13,483	$134,983	$62,151	$110,630	$—	$368,997
Special mention	148	200	1,367	800	979	7,319	—	10,813
Substandard	—	—	—	574	—	1,133	—	1,707
Total	$23,519	$24,579	$14,850	$136,357	$63,130	$119,082	$—	$381,517
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$34,999	$36,049	$33,422	$67,870	$71,720	$155,394	$83,993	$483,447
Special mention	214	174	—	271	312	709	—	1,680
Substandard	113	299	651	954	765	7,056	822	10,660
Total	$35,326	$36,522	$34,073	$69,095	$72,797	$163,159	$84,815	$495,787
Current period gross write-offs	$—	$—	$9	$—	$—	$85	$—	$94
Commercial real estate loans
Pass	$160,943	$215,564	$198,315	$636,078	$509,632	$980,943	$—	$2,701,475
Special mention	—	2,973	13,640	12,635	298	9,683	—	39,229
Substandard	—	1,473	48	4,902	2,507	4,610	—	13,540
Total	$160,943	$220,010	$212,003	$653,615	$512,437	$995,236	$—	$2,754,244
Current period gross write-offs	$—	$—	$—	$338	$—	$70	$—	$408
Agricultural loans
Pass	$158,666	$86,034	$16,268	$20,614	$13,784	$3,655	$—	$299,021
Special mention	1,113	1,265	2,459	927	122	—	—	5,886
Substandard	410	185	859	13	—	—	—	1,467
Total	$160,189	$87,484	$19,586	$21,554	$13,906	$3,655	$—	$306,374
Current period gross write-offs	$—	$280	$1,081	$836	$306	$—	$—	$2,503
Commercial and industrial loans
Pass	$252,605	$256,036	$106,096	$231,321	$172,600	$434,968	$—	$1,453,626
Special mention	10	6,238	9,731	1,571	4,132	2,108	—	23,790
Substandard	—	248	2,288	1,079	246	7,384	—	11,245
Total	$252,615	$262,522	$118,115	$233,971	$176,978	$444,460	$—	$1,488,661
Current period gross write-offs	$—	$—	$14	$53	$—	$645	$—	$712
Consumer loans
Pass	$3,290	$3,530	$3,750	$18,118	$8,361	$4,105	$—	$41,154
Special mention	—	—	—	51	—	—	—	51
Substandard	—	41	21	127	145	65	—	399
Total	$3,290	$3,571	$3,771	$18,296	$8,506	$4,170	$—	$41,604
Current period gross write-offs	$—	$8	$23	$83	$42	$471	$—	$627
Total loans
Pass	$670,980	$727,128	$479,425	$1,122,777	$853,232	$1,708,618	$83,993	$5,646,153
Special mention	1,485	10,850	27,197	16,255	5,843	20,185	—	81,815
Substandard	523	2,246	3,867	7,654	3,663	20,256	822	39,031
Total	$672,988	$740,224	$510,489	$1,146,686	$862,738	$1,749,059	$84,815	$5,766,999
Current period gross write-offs	$—	$288	$1,127	$1,310	$348	$1,271	$—	$4,344

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category as of December 31, 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Construction and land development loans
Pass	$82,696	$101,715	$14,390	$15,817	$4,735	$16,342	$—	$235,695
Special mention	—	—	—	—	—	382	—	382
Substandard	—	—	6	—	—	10	—	16
Total	$82,696	$101,715	$14,396	$15,817	$4,735	$16,734	$—	$236,093
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$25,824	$17,292	$159,433	$55,083	$48,700	$73,592	$—	$379,924
Special mention	—	192	107	986	1,755	5,630	—	8,670
Substandard	—	141	966	—	—	1,059	—	2,166
Total	$25,824	$17,625	$160,506	$56,069	$50,455	$80,281	$—	$390,760
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$46,350	$36,454	$74,580	$75,325	$61,936	$110,348	$79,714	$484,707
Special mention	175	—	204	326	—	577	59	1,341
Substandard	174	672	916	737	557	6,875	618	10,549
Total	$46,699	$37,126	$75,700	$76,388	$62,493	$117,800	$80,391	$496,597
Current period gross write-offs	$—	$46	$13	$33	$—	$103	$—	$195
Commercial real estate loans
Pass	$216,297	$213,704	$680,665	$535,056	$289,855	$774,516	$—	$2,710,093
Special mention	659	13,732	4,090	2,053	713	10,462	—	31,709
Substandard	—	49	3,844	467	—	4,067	—	8,427
Total	$216,956	$227,485	$688,599	$537,576	$290,568	$789,045	$—	$2,750,229
Current period gross write-offs	$—	$—	$151	$—	$—	$300	$—	$451
Agricultural loans
Pass	$175,402	$24,024	$13,147	$9,162	$1,585	$2,306	$—	$225,626
Special mention	617	2,208	976	100	—	—	—	3,901
Substandard	843	7,092	2,209	—	—	—	—	10,144
Total	$176,862	$33,324	$16,332	$9,262	$1,585	$2,306	$—	$239,671
Current period gross write-offs	$—	$2,213	$100	$52	$—	$45	$—	$2,410
Commercial and industrial loans
Pass	$307,785	$228,411	$278,845	$183,042	$131,005	$360,610	$—	$1,489,698
Special mention	54	1,149	1,277	748	1,020	7,583	—	11,831
Substandard	65	1,410	789	446	98	815	—	3,623
Total	$307,904	$230,970	$280,911	$184,236	$132,123	$369,008	$—	$1,505,152
Current period gross write-offs	$10	$47	$207	$378	$10	$36	$—	$688
Consumer loans
Pass	$5,098	$5,138	$24,430	$11,810	$4,494	$2,385	$—	$53,355
Special mention	—	—	14	—	—	—	—	14
Substandard	12	21	259	216	54	29	—	591
Total	$5,110	$5,159	$24,703	$12,026	$4,548	$2,414	$—	$53,960
Current period gross write-offs	$98	$63	$154	$139	$59	$1,491	$—	$2,004
Total loans
Pass	$859,452	$626,738	$1,245,490	$885,295	$542,310	$1,340,099	$79,714	$5,579,098
Special mention	1,505	17,281	6,668	4,213	3,488	24,634	59	57,848
Substandard	1,094	9,385	8,989	1,866	709	12,855	618	35,516
Total	$862,051	$653,404	$1,261,147	$891,374	$546,507	$1,377,588	$80,391	$5,672,462
Current period gross write-offs	$108	$2,369	$625	$602	$69	$1,975	$—	$5,748

The following table presents the Company’s loan portfolio aging analysis at June 30, 2025 and December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2025
Construction and land development	$89	$—	$—	$89	$298,723	$298,812	$—
Agricultural real estate	—	574	841	1,415	380,102	381,517	—
1-4 family residential properties	362	1,511	2,149	4,022	491,765	495,787	—
Multifamily residential properties	—	—	—	—	360,604	360,604	—
Commercial real estate	14,185	3,796	2,755	20,736	2,372,904	2,393,640	—
Loans secured by real estate	14,636	5,881	5,745	26,262	3,904,098	3,930,360	—
Agricultural loans	—	262	2,557	2,819	303,555	306,374	—
Commercial and industrial loans	369	177	847	1,393	1,323,260	1,324,653	—
Consumer loans	150	32	31	213	41,391	41,604	—
All other loans	—	2,194	—	2,194	161,814	164,008	—
Total loans	$15,155	$8,546	$9,180	$32,881	$5,734,118	$5,766,999	$—
Percent of total loans				0.57%
December 31, 2024
Construction and land development	$6	$—	$—	$6	$236,087	$236,093	$—
Agricultural real estate	—	—	533	533	390,227	390,760	—
1-4 family residential properties	2,209	931	2,089	5,229	491,368	496,597	—
Multifamily residential properties	—	—	472	472	332,172	332,644	—
Commercial real estate	595	553	344	1,492	2,416,093	2,417,585	—
Loans secured by real estate	2,810	1,484	3,438	7,732	3,865,947	3,873,679	—
Agricultural loans	550	—	1,289	1,839	237,832	239,671	—
Commercial and industrial loans	337	89	463	889	1,335,031	1,335,920	—
Consumer loans	442	48	111	601	53,359	53,960	—
All other loans	—	—	—	—	169,232	169,232	—
Total loans	$4,139	$1,621	$5,301	$11,061	$5,661,401	$5,672,462	$—
Percent of total loans				0.19%

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

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2025 and December 31, 2024 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	June 30, 2025		December 31, 2024
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$5	$5	$6	$6
Agricultural real estate	1,856	1,856	2,213	2,213
1-4 family residential properties	4,708	5,586	4,196	4,937
Commercial real estate	6,841	6,959	4,901	7,716
Loans secured by real estate	13,410	14,406	11,316	14,872
Agricultural loans	1,617	1,617	1,371	11,521
Commercial and industrial loans	1,263	1,986	1,320	2,071
Consumer loans	151	151	311	311
All other loans	2,194	2,194	—	—
Total loans	$18,635	$20,354	$14,318	$28,775

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $662,000 and $487,000 for the six months ended June 30, 2025 and 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

				Total
	Payment	Term	Interest	Class of
	Delay	Extension	Rate	Financing
	Investment	Modifications	Reduction	Receivable
June 30, 2025
Agricultural real estate	$296	$—	$—	0.01%
1-4 family residential properties	40	736	—	0.01%
Commercial real estate	792	130	505	0.02%
Loans secured by real estate	1,128	866	505	0.04%
Commercial and industrial loans	831	81	—	0.02%
Consumer loans	—	6	—	—%
Total	$1,959	$953	$505	0.06%
June 30, 2024
Agricultural real estate	$317	$—	$—	0.01%
1-4 family residential properties	49	778	—	0.01%
Commercial real estate	694	216	502	0.03%
Loans secured by real estate	1,060	994	502	0.05%
Commercial and industrial loans	168	126	—	0.01%
Consumer loans	5	12	—	—%
Total	$1,233	$1,132	$502	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended June 30, 2025 and 2024.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2025
Total loans	$—	$—	$—	$—
June 30, 2024
1-4 family residential properties	$25	$—	$—	$25
Commercial real estate	116	—	—	116
Loans secured by real estate	141	—	—	141
Commercial and industrial loans	131	—	—	131
Consumer loans	—	12	—	12
Total loans	$272	$12	$—	$284

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended June 30, 2025 and 2024.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
June 30, 2025
Total	—%	—
June 30, 2024
Commercial and industrial loans	—%	7.00

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced payment defaults for the three months ended June 30, 2025 and 2024, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$207,151	$3,760	$207,151	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	49,185	79,945	44,736
Other intangibles	30,857	14,542	30,857	13,180
Total	$320,968	$70,502	$320,968	$64,691

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
		3,129
		$6,930

The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of June 30, 2025, June 30, 2024 and December 31, 2024 (in thousands):

	June 30, 2025	June 30, 2024	December 31, 2024
Beginning balance	$5,629	$6,859	$6,859
Adjustment to valuation reserve	1	(13)	7
Mortgage servicing rights amortized	(541)	(652)	(1,226)
Interest only strip	(8)	(4)	(11)
Ending balance	$5,081	$6,190	$5,629
Fair value of portfolio	$6,310	$7,246	$6,716

Total amortization expense for three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Core deposit intangibles	$2,186	$2,475	$4,449	$5,029
Other intangibles	681	577	1,362	1,156
Mortgage servicing rights	254	288	541	652
Total	$3,121	$3,340	$6,352	$6,837

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/25-06/30/25	$6,352
Estimated amortization expense:
For period 07/01/25-12/31/25	5,957
For year ended 12/31/26	10,594
For year ended 12/31/27	9,330
For year ended 12/31/28	8,116
For year ended 12/31/29	6,764

In accordance with GAAP, the Company performed its annual goodwill impairment test as of September 30, 2024 and determined that, as of that date, goodwill was not impaired. The Company believes no test was necessary during the six months ended June 30, 2025 due to the lack of triggering events.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $193.9 million at June 30, 2025, a decrease of $10.2 million from $204.1 million at December 31, 2024. All the transactions have overnight maturities with a weighted average rate of 2.41%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	June 30, 2025	December 31, 2024
US Treasury securities and obligations of U.S. government corporations and agencies	$64,198	$70,664
Mortgage-backed securities: GSE: residential	129,743	133,458
Total	$193,941	$204,122

Gross FHLB borrowings, were $245.0 million and $242.4 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	overnight	4.45%	July 1, 2025
25,000,000	1.0	4.33%	November 17, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	10.0	2.71%	March 5, 2035

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,615	$—	$183,615	$—
Obligations of states and political subdivisions	261,325	—	261,325	—
Mortgage-backed securities	588,711	—	588,711	—
Other securities	43,190	—	33,402	9,788
Total available-for-sale securities	1,076,841	—	1,067,053	9,788
Equity securities	4,543	4,543	—	—
Loans held for sale	7,359	—	7,359	—
Derivative assets: interest rate swaps	2,065	—	2,065	—
Total assets	$1,090,808	$4,543	$1,076,477	$9,788

Derivative liabilities: interest rate swaps	$1,488	$—	$1,488	$—
December 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,358	$—	$191,358	$—
Obligations of states and political subdivisions	267,740	—	267,740	—
Mortgage-backed securities	539,742	—	539,742	—
Other securities	64,452	—	58,693	5,759
Total available-for-sale securities	1,063,292	—	1,057,533	5,759
Equity securities	4,439	4,439	—	—
Loans held for sale	6,614	—	6,614	—
Derivative assets: interest rate swaps	2,949	—	2,949	—
Total assets	$1,077,294	$4,439	$1,067,096	$5,759

Derivative liabilities: interest swaps	$2,006	$—	$2,006	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024 is summarized as follows (in thousands):

	Three months ended June 30, 2025	Six months ended June 30, 2025
Beginning balance	$5,759	$5,759
Purchases	7,029	7,029
Maturities	(3,000)	(3,000)
Ending balance	$9,788	$9,788

	Three months ended June 30, 2024	Six months ended June 30, 2024
Beginning balance	$5,965	$6,163
Transfers into Level 3	1	2
Maturities	—	(199)
Ending balance	$5,966	$5,966

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2025 was $4.6 million and a fair value of $4.2 million resulting in specific loss exposures of $366,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2025 was $1.7 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $578,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Collateral dependent loans	$4,206	$—	$—	$4,206
Foreclosed assets held for sale	578	—	—	578
December 31, 2024
Collateral dependent loans	$16,604	$—	$—	$16,604
Foreclosed assets held for sale	48	—	—	48

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2025 and December 31, 2024.

June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,206	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	20%
Foreclosed assets held for sale	578	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$16,604	Third party valuations	Discount to reflect realizable value	0%-40%	20%
Foreclosed assets held for sale	48	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets
Cash and due from banks	$189,941	$189,941	$189,941	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	2,030	2,030	—	2,030	—
Available-for-sale securities	1,076,841	1,076,841	—	1,067,053	9,788
Held-to-maturity securities	2,287	2,287	2,287	—	—
Equity securities	4,543	4,543	4,543	—	—
Loans held for sale	7,359	7,359	—	7,359	—
Loans net of allowance for credit losses	5,688,480	5,442,527	—	—	5,442,527
Interest receivable	38,001	38,001	—	38,001	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	10,224	10,224	—	10,224	—
Financial liabilities
Deposits	$6,190,199	$6,110,980	$—	$5,108,255	$1,002,725
Securities sold under agreements to repurchase	193,941	193,941	—	193,941	—
Interest payable	6,724	6,724	—	6,724	—
Federal Home Loan Bank borrowings	245,000	244,485	—	244,485	—
Subordinated debt, net	79,590	78,223	—	78,223	—
Junior subordinated debentures, net	24,384	20,463	—	20,463	—

December 31, 2024
Financial assets
Cash and due from banks	$121,141	$121,141	$121,141	$—	$—
Federal funds sold	75	75	75	—	—
Certificates of deposit	3,500	3,500	—	3,500	—
Available-for-sale securities	1,063,292	1,063,292	—	1,057,533	5,759
Held-to-maturity securities	2,279	2,279	2,279	—	—
Equity securities	4,439	4,439	4,439	—	—
Loans held for sale	6,614	6,614	—	6,614	—
Loans net of allowance for credit losses	5,595,666	5,314,756	—	—	5,314,756
Interest receivable	38,639	38,639	—	38,639	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,501	9,501	—	9,501	—
Financial liabilities
Deposits	$6,057,096	$5,977,113	$—	$5,069,853	$907,260
Securities sold under agreements to repurchase	204,122	204,122	—	204,122	—
Interest payable	5,280	5,280	—	5,280	—
Federal Home Loan Bank borrowings	242,520	240,125	—	240,125	—
Subordinated debentures	87,472	86,062	—	86,062	—
Junior subordinated debentures	24,280	21,411	—	21,411	—

Note 8 -- Leases

As of June 30, 2025, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

For leases in effect at January 1, 2019 and for leases commencing thereafter, the Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for leases subsequently entered into. The Company has elected to not include short-term leases (i.e. leases with terms of twelve months or less) on the consolidated balance sheets.

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	June 30, 2025	June 30, 2024	December 31, 2024
Operating lease right-of-use assets	$13,152	$14,981	$13,861
Operating lease liabilities	13,590	15,286	14,190
Weighted-average remaining lease term (in years)	4.6	5.0	4.7
Weighted-average discount rate	3.48%	3.20%	3.22%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2025	$1,576
2026	3,103
2027	2,875
2028	2,219
2029	1,764
Thereafter	3,697
Total lease payments	15,234
Less imputed interest	(1,644)
Total lease liability	$13,590

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$841	$822	$1,667	$1,668
Short-term lease cost	30	31	61	66
Variable lease cost	255	218	598	356
Total lease cost	1,126	1,071	2,326	2,090
Income from subleases	(91)	(103)	(171)	(207)
Net lease cost	$1,035	$968	$2,155	$1,883

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	June 30, 2025	June 30, 2024
Operating cash flows from operating leases	$1,639	$1,672

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2025
Fair value hedges:
Interest rate swap agreements	Other liabilities	3.8	$12,226	$(1,488)

December 31, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.3	$12,486	$(2,006)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Derivatives	2025	2024	2025	2024
Interest rate swap agreements	Interest income on loans	$(103)	$20	$(366)	$174

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2025	2024	2025	2024
Interest rate swap agreements	Interest income on loans	$103	$(20)	$366	$(174)

As of June 30, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,649	$(577)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the six months ended June 30, 2025 (dollars in thousands):

June 30, 2025	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	3.5	$28,108	$2,065
Interest rate swap agreements	Other liabilities	3.5	28,108	(2,065)

Note 10 – Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk-weighted assets)
Company	$968,670	15.76%	$645,528	> 10.50%	N/A	N/A
First Mid Bank	894,817	14.61%	643,182	> 10.50%	$612,554	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	818,499	13.31%	522,570	> 8.50%	N/A	N/A
First Mid Bank	824,236	13.46%	520,671	> 8.50%	490,043	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	794,115	12.92%	430,352	> 7.00%	N/A	N/A
First Mid Bank	824,236	13.46%	428,788	> 7.00%	398,160	> 6.50%

Tier 1 capital (to average assets)
Company	818,499	10.73%	305,223	> 4.00%	N/A	N/A
First Mid Bank	824,236	10.85%	303,954	> 4.00%	379,943	> 5.00%

December 31, 2024
Total capital (to risk-weighted assets)
Company	$935,189	15.37%	$639,015	>10.50%	N/A	N/A
First Mid Bank	880,621	14.51%	637,089	>10.50%	$606,752	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	780,096	12.82%	517,298	> 8.50%	N/A	N/A
First Mid Bank	813,000	13.40%	515,739	> 8.50%	485,401	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	755,816	12.42%	426,010	> 7.00%	N/A	N/A
First Mid Bank	813,000	13.40%	424,726	> 7.00%	394,389	> 6.50%
Tier 1 capital (to average assets)
Company	780,096	10.33%	301,976	> 4.00%	N/A	N/A
First Mid Bank	813,000	10.82%	300,596	> 4.00%	375,745	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for June 30, 2025 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of June 30, 2025, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Note 11 – Commitments

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Unused commitments and lines of credit:
Commercial real estate	$368,278	$323,979
Commercial operating	645,588	649,082
Home equity	107,394	105,867
Other	308,883	332,113
Total	$1,430,143	$1,411,041
Standby letters of credit	$19,091	$16,909

Commitments to originate credit represent approved commercial, residential real estate and home equity loans that are not fully funded as of June 30, 2025. Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

Note 12 – Subsequent Events

On June 24, 2025, the Board of Directors approved the termination of its previously authorized stock repurchase plan and approved a new stock repurchase program which allows for the repurchase of up to 1,200,000 shares of the Company's issued and outstanding shares of common stock, which represents approximately 5% of the Company's issued and outstanding shares of common stock as of June 24, 2025. The Repurchase Program will be effective on July 1, 2025 and will remain effective until December 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This document may contain certain forward-looking statements about First Mid, such as discussions of First Mid’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. First Mid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of First Mid, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things; changes in interest rates; general economic conditions and those in the market areas of First Mid; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of First Mid’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of First Mid; accounting principles, policies and guidelines. Additional information concerning First Mid, including additional factors and risks that could materially affect First Mid’s financial results, are included in First Mid’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $45.6 million and $40.2 million for the six months ended June 30, 2025 and 2024, respectively. Diluted net income per common share was $1.90 and $1.68 for the six months ended June 30, 2025 and 2024, respectively.

The following table shows the Company’s annualized performance ratios for six months ended June 30, 2025 and 2024, compared to the performance ratios for the year ended December 31, 2024:

	Six months ended		Year ended
	June 30, 2025	June 30, 2024	December 31, 2024
Return on average assets	1.20%	1.06%	1.04%
Return on average common equity	10.52%	10.14%	9.67%
Average equity to average assets	11.44%	10.44%	10.76%

Total assets were $7.7 billion at June 30, 2025, compared to $7.5 billion as of December 31, 2024. From December 31, 2024 to June 30, 2025, cash and cash equivalents increased $68.8 million, net loan balances increased $92.8 million and investment securities increased $13.7 million. Net loan balances were $5.7 billion at June 30, 2025 compared to $5.6 billion at December 31, 2024.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.66% for the six months ended June 30, 2025, up from 3.30% for the same period in 2024. This increase was primarily due to an increase in earning asset yields and by decreased rates on interest-bearing deposits and borrowings. Net interest income before the provision for credit losses was $123.3 million compared to net interest income of $112.2 million for the same period in 2024. The increase in net interest income was primarily due to the increased net interest margin as mentioned above.

Total non-interest income of $48.5 million increased $1.6 million or 3.3% from $46.9 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions, wealth management revenues, and a gain recognized on a death benefit received from bank owned life insurance partially offset by a decrease in miscellaneous income.

Total non-interest expense of $109.2 million increased $4.4 million or 4.2% from $104.8 million for the same period last year. The increase was primarily due to the routine annual increases in salaries and employee benefits, an increase in expense accrued for incentive compensation based on overperformance compared to the 2025 budget, and nonrecurring technology project expenses which were partially offset by the decrease in integration expenses compared to the first two quarters of 2024 related to Blackhawk Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2025 versus 2024
	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Net interest income	$7,098	$11,037
Provision for credit losses	(1,484)	(3,493)
Other income, including securities transactions	1,171	1,557
Other expenses	(3,371)	(4,481)
Income taxes	279	741
Increase in net income	$3,693	$5,361

Credit quality is an area of importance to the Company. Total nonperforming loans were $21.9 million at June 30, 2025, compared to

$19.1 million at June 30, 2024 and $29.8 million at December 31, 2024. See the discussion under the heading “Loan Quality and Allowance for Credit Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.7 million at June 30, 2025 compared to $1.5 million at June 30, 2024 and $2.2 million at December 31, 2024.

The Company’s provision for credit losses for the six months ended June 30, 2025 and 2024 was $4.2 million and $726,000, respectively. Total loans past due 30 days or more were 0.57% of loans at June 30, 2025 compared to 0.42% at June 30, 2024, and 0.19% of loans at December 31, 2024. Loans secured by both commercial and residential real estate comprised approximately 68.2% of the loan portfolio as of June 30, 2025 and 68.4% as of December 31, 2024.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2025 and 2024 and December 31, 2024 was 13.31%, 12.65% and 12.82%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2025 and 2024, and December 31, 2024 was 15.76%, 15.46% and 15.37%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2025 and 2024, were $1.4 billion and $1.3 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $1.7 million and $1.8 million for the assessment during the first six months of 2025 and 2024, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2025 and 2024 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1.5 million and $1.2 million for 2025 and 2024, respectively were 3.62% and 3.25% at June 30, 2025 and 2024, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2025 and 2024 in the following table (dollars in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$146,907	$1,694	4.63%	$127,962	$1,667	5.24%
Federal funds sold	75	—	0.00%	23	8	139.89%
Certificates of deposit	2,515	28	4.47%	3,745	43	4.62%
Investment securities (1)	1,082,974	7,381	2.73%	1,154,991	7,933	2.75%
Loans net of unearned income (TE) (2)	5,743,312	85,070	5.94%	5,529,211	79,628	5.79%
Total earning assets	6,975,783	94,173	5.41%	6,815,932	89,279	5.27%
Other nonearning assets	767,422			803,946
Allowance for credit losses	(70,671)			(67,929)
Total assets	$7,672,534			$7,551,949
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,119,484	$15,594	2.01%	$3,021,299	$17,286	2.30%
Savings deposits	638,174	158	0.10%	688,057	185	0.11%
Time deposits	1,078,174	9,213	3.43%	977,265	8,867	3.65%
Total interest-bearing deposits	4,835,832	24,965	2.07%	4,686,621	26,338	2.26%
Securities sold under agreements to repurchase	199,345	1,218	2.45%	205,711	1,615	3.16%
FHLB advances	218,846	2,043	3.74%	249,187	2,248	3.63%
Subordinated Debt	79,554	849	4.28%	106,033	1,180	4.48%
Junior subordinated debt	24,360	464	7.64%	24,140	537	8.95%
Total borrowings	522,105	4,574	3.51%	585,071	5,580	3.84%
Total interest-bearing liabilities	5,357,937	29,539	2.21%	5,271,692	31,918	2.44%
Non-interest-bearing demand deposits	1,402,374		1.75%	1,439,414		1.91%
Other liabilities	35,264			44,595
Stockholders' equity	876,959			796,248
Total liabilities and equity	$7,672,534			$7,551,949
Net interest income		$64,634			$57,361
Net interest spread			3.20%			2.83%
TE net yield on interest-earning assets (3)			3.72%			3.36%

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$109,015	$2,521	4.66%	$150,664	$4,074	5.44%
Federal funds sold	75	1	3.83%	559	25	9.03%
Certificates of deposit	2,837	64	4.58%	2,645	63	4.76%
Investment securities (1)	1,086,517	14,635	2.69%	1,169,829	15,853	2.71%
Loans net of unearned income (TE) (2)	5,674,946	165,264	5.87%	5,526,698	157,552	5.73%
Total earning assets	6,873,390	182,485	5.35%	6,850,395	177,567	5.21%
Other nonearning assets	772,272			816,301
Allowance for credit losses	(70,646)			(68,494)
Total assets	$7,575,016			$7,598,202
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,079,773	$30,494	2.00%	$3,029,068	$33,898	2.25%
Savings deposits	639,424	322	0.10%	697,953	363	0.10%
Time deposits	1,050,342	17,871	3.43%	1,002,655	18,173	3.64%
Total interest-bearing deposits	4,769,539	48,687	2.06%	4,729,676	52,434	2.23%
Securities sold under agreements to repurchase	200,505	2,398	2.41%	235,149	3,671	3.14%
FHLB advances	206,653	3,850	3.76%	253,871	4,562	3.61%
Subordinated debt	81,073	1,798	4.47%	106,412	2,374	4.49%
Junior subordinated debentures	24,333	932	7.72%	24,112	1,079	9.00%
Other debt	729	24	6.64%	—	—	—%
Total borrowings	513,293	9,002	3.54%	619,544	11,686	3.79%
Total interest-bearing liabilities	5,282,832	57,689	2.20%	5,349,220	64,120	2.41%
Non-interest-bearing demand deposits	1,386,330		1.74%	1,403,606		1.91%
Other liabilities	39,120			51,826
Stockholders' equity	866,734			793,550
Total liabilities and equity	$7,575,016			$7,598,202
Net interest income		$124,796			$113,447
Net interest spread			3.15%			2.80%
TE net yield on interest-earning assets (3)			3.66%			3.30%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2025, compared to the same period in 2024 (in thousands):

	Three months ended June 30, 2025 compared to 2024 Increase/(Decrease)			Six months ended June 30, 2025 compared to 2024 Increase/(Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$27	$889	$(862)	$(1,553)	$(1,023)	$(530)
Federal funds sold	(8)	39	(47)	(24)	(14)	(10)
Certificates of deposit	(15)	(14)	(1)	1	7	(6)
Investment securities	(552)	(491)	(61)	(1,218)	(1,123)	(95)
Loans (2) (3)	5,442	3,260	2,182	7,712	4,036	3,676
Total interest income	$4,894	$3,683	$1,211	$4,918	$1,883	$3,035
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$(1,692)	$3,244	$(4,936)	$(3,404)	$1,537	$(4,941)
Savings deposits	(27)	(12)	(15)	(41)	(41)	—
Time deposits	346	2,934	(2,588)	(302)	1,767	(2,069)
Securities sold under agreements to repurchase	(397)	(48)	(349)	(1,273)	(494)	(779)
FHLB advances	(205)	(603)	398	(712)	(1,205)	493
Subordinated debt	(331)	(281)	(50)	(576)	(566)	(10)
Junior subordinated debentures	(73)	33	(106)	(147)	29	(176)
Other debt	—	—	—	24	—	24
Total interest expense	(2,379)	5,267	(7,646)	(6,431)	1,027	(7,458)
Net interest income	$7,273	$(1,584)	$8,857	$11,349	$856	$10,493

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $11.3 million, or 10.0%, to $124.8 million for the six months ended June 30, 2025, from $113.4 million for the same period in 2024. Net interest income and net interest margin increased primarily due to an increase in earning asset yields and a decrease in deposit and borrowing rates.

For the six months ended June 30, 2025, average earning assets increased $23.0 million, or 0.3%, and average interest-bearing liabilities decreased $66.4 million or 1.2% compared with average balances for the same period in 2024.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $41.6 million or 27.6%.
•
Average federal funds sold decreased $484,000 or 86.6%.
•
Average certificates of deposits investments increased $192,000 or 7.3%.
•
Average loans increased by $148.2 million or 2.7%.
•
Average securities decreased by $83.3 million or 7.1%.
•
Average interest-bearing customer deposits increased by $39.9 million or 0.8%.
•
Average securities sold under agreements to repurchase decreased by $34.6 million or 14.7%.

•
Average borrowings and other debt decreased by $71.6 million or 18.6%.
•
Net interest margin increased to 3.66% for the first six months of 2025 from 3.30% for the first six months of 2024.

Provision for Credit Losses

The provision for credit losses for the six months ended June 30, 2025 and 2024 was $4.2 million and $726,000, respectively. Net charge offs were $3.2 million for the six months ended June 30, 2025, compared to net charge offs of $1.1 million for June 30, 2024. Nonperforming loans were $21.9 million and $19.1 million as of June 30, 2025 and 2024, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Credit Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Wealth management revenues	$5,394	$5,405	$(11)	-0.2%	$11,205	$10,727	$478	4.5%
Insurance commissions	7,840	6,531	1,309	20.0%	17,765	15,744	2,021	12.8%
Service charges	2,995	3,227	(232)	-7.2%	5,896	6,183	(287)	-4.6%
Security gains (losses), net	—	(156)	156	-100.0%	(181)	(156)	(25)	—%
Mortgage banking revenue, net	1,070	1,038	32	3.1%	1,781	1,744	37	2.1%
ATM/debit card revenue	4,636	4,281	355	8.3%	8,282	8,336	(54)	-0.6%
Bank owned life insurance	1,206	1,192	14	1.2%	2,893	2,313	580	25.1%
Other	452	904	(452)	-50.0%	816	2,009	(1,193)	-59.4%
Total other income	$23,593	$22,422	$1,171	5.2%	$48,457	$46,900	$1,557	3.3%

Following are explanations of the significant changes in these other income categories for the three and six months ended June 30, 2025 compared to the same period in 2024:

•
Wealth management revenues increased for the six month period due to increased brokerage fees and agricultural services fee incomes.
•
Insurance commissions increased primarily due to the acquisition of MRIG during the third quarter of 2024.
•
Bank owned life insurance income increased approximately $580,000 during the first six months of 2025 compared to the same period in 2024 primarily due the gain recognized on a death claim filed in 2025.
•
Other income decreased due to a loss recognized on the repayment of the Company's subordinated debentures and Captive insurance charges shown as offsetting the company's other income and numerous other miscellaneous decreases.

Other Expense

The following table sets forth the major components of other expense for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$33,623	$30,164	$3,459	11.5%	$65,371	$60,612	$4,759	7.9%
Net occupancy and equipment expense	7,869	7,507	362	4.8%	16,348	15,067	1,281	8.5%
Net other real estate owned expense	75	85	(10)	-11.8%	176	64	112	175.0%
FDIC insurance	873	902	(29)	-3.2%	1,722	1,771	(49)	-2.8%
Amortization of intangible assets	3,121	3,340	(219)	-6.6%	6,352	6,837	(485)	-7.1%
Stationery and supplies	367	370	(3)	-0.8%	798	761	37	4.9%
Legal and professional	2,757	2,536	221	8.7%	5,833	4,985	848	17.0%
Marketing and donations	777	814	(37)	-4.5%	1,629	1,676	(47)	-2.8%
ATM/debit card expense	1,144	1,281	(137)	-10.7%	2,975	2,472	503	20.3%
Other operating expenses	4,156	4,392	(236)	-5.4%	8,030	10,508	(2,478)	-23.6%
Total other expense	$54,762	$51,391	$3,371	6.6%	$109,234	$104,753	$4,481	4.3%

Following are explanations for the significant changes in these other expense categories for the three and six months ended June 30, 2025 compared to the same period in 2024:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to regularly scheduled annual raises and increase in expense accrued for incentive compensation to be paid in 2026 based on overperformance compared to the 2025 budgeted net income. Additionally, there is an increase of salary and employee benefits due to the acquisition of MRIG during the third quarter of 2024. There were 1,190 and 1,185 full-time equivalent employees at June 30, 2025 and 2024, respectively.
•
The increase in occupancy and equipment and legal and professional fees expenses are primarily due to nonrecurring technology project expenses in the first two quarter of 2025.
•
The decrease in all other operating expenses during the first six months of 2025 was primarily due to integration related expenses for Blackhawk Bank occurring during the first quarter of 2024.

Income Taxes

Total income tax expense amounted to $12.7 million (21.7% effective tax rate) for the six months ended June 30, 2025, compared to $13.4 million (25.0% effective tax rate) for the same period in 2024. The decrease in effective rate is primarily related the interest expense disallowance decreasing due to the Company beginning to utilize an investment subsidiary during the second quarter of 2024, a decrease in nondeductible expenses, and the state of Illinois law change that became effective during the second quarter of 2024 and required a one-time revalue of deferred taxes.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. As of June 30, 2025, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2021.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,299	1.22%	$212,513	1.28%
Obligations of states and political subdivisions	325,609	2.30%	324,046	2.28%
Mortgage-backed securities: GSE residential	685,640	2.15%	653,760	1.88%
Other securities	47,442	4.73%	69,396	4.27%
Total securities	$1,257,990	2.14%	$1,259,715	2.01%

At June 30, 2025, the Company’s investment portfolio decreased by $1.7 million from December 31, 2024 primarily due to the sale of three securities, paydowns, calls and maturities of various securities mostly offset by the purchase of fifteen securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of June 30, 2025 for investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2025 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$199,299	$183,616	$—	$183,616	$—	$—	$—	$—
Obligations of state and political subdivisions	325,609	261,324	44,723	193,939	21,016	—	—	1,646
Mortgage-backed securities (2)	685,640	588,711	—	—	—	—	—	588,711
Other securities	45,155	43,190	—	998	7,187	6,983	—	28,022
Total available-for-sale	$1,255,703	$1,076,841	$44,723	$378,553	$28,203	$6,983	$—	$618,379
Held-to-maturity:
Other securities	$2,287	$2,287	$—	$—	$—	$—	$—	$2,287
Equity securities:
Federal Agricultural Mtg Corp	85	486	—	—	—	—	—	486
Midwest Independent BankersBank	150	213	—	—	—	—	—	213
Equalize Community Development Fund	3,843	3,844	—	—	—	—	—	3,844
Total equity securities	$4,078	$4,543	$—	$—	$—	$—	$—	$4,543

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$298,812	5.2%	$236,093	4.2%
Agricultural real estate	381,517	6.6%	390,760	6.9%
1-4 family residential properties	495,787	8.6%	496,597	8.8%
Multifamily residential properties	360,604	6.3%	332,644	5.9%
Commercial real estate	2,393,640	41.5%	2,417,585	42.6%
Loans secured by real estate	3,930,360	68.2%	3,873,679	68.4%
Agricultural loans	306,374	5.3%	239,671	4.2%
Commercial and industrial loans	1,324,653	23.0%	1,335,920	23.6%
Consumer loans	41,604	0.7%	53,960	1.0%
All other loans	164,008	2.8%	169,232	2.8%
Total loans	$5,766,999	100.0%	$5,672,462	100.0%

Loan balances increased $94.5 million, or 1.7%. The increase was primarily due to construction and land development and multifamily residential properties increasing and increased seasonal demand for agricultural operating loans partially offset by decreases in all other loan types. The balance of real estate loans held for sale, included in the balances shown above, amounted to $7.4 million and $6.6 million as of June 30, 2025 and December 31, 2024, respectively.

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

Loans are geographically dispersed primarily throughout Illinois, the St. Louis Metro area, central Missouri, Texas, and southern Wisconsin. While these regions have experienced some economic stress during 2024 and 2025, the Company does not consider these locations high risk areas.

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of the sum of Tier 1 Capital and allowance for loan loss for the periods shown above. At June 30, 2025 and December 31, 2024, First Mid Bank did have industry loan concentrations that exceeded 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	June 30, 2025		December 31, 2024
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$584,470	10.13%	$507,555	8.95%
Lessors of non-residential buildings	1,046,682	18.15%	1,049,372	18.50%
Lessors of residential buildings and dwellings	616,200	10.68%	557,285	9.82%
Hotels and motels	221,541	3.84%	not applicable

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of June 30, 2025, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$42,902	$135,272	$120,638	$298,812
Agricultural real estate	39,299	119,439	222,779	381,517
1-4 family residential properties	28,165	96,253	371,369	495,787
Multifamily residential properties	87,043	215,014	58,547	360,604
Commercial real estate	325,276	1,400,931	667,433	2,393,640
Loans secured by real estate	522,685	1,966,909	1,440,766	3,930,360
Agricultural loans	208,386	97,010	978	306,374
Commercial and industrial loans	474,732	557,308	292,613	1,324,653
Consumer loans	3,084	37,488	1,032	41,604
All other loans	27,490	15,959	120,559	164,008
Total loans	$1,236,377	$2,674,674	$1,855,948	$5,766,999

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of June 30, 2025, loans with maturities over one year consisted of approximately $2.5 billion in fixed rate loans and approximately $2.0 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Nonaccrual loans	$20,354	$28,775
Modified loans which are performing in accordance with revised terms	1,541	1,060
Total nonperforming loans	21,895	29,835
Repossessed assets	1,677	2,195
Total nonperforming loans and repossessed assets	$23,572	$32,030
Nonperforming loans to loans, before allowance for credit losses	0.38%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.41%	0.56%

The $8.4 million decrease in nonaccrual loans during 2025 resulted from the net of $4.5 million of loans put on nonaccrual status offset by $9.7 million of loans becoming current or paid-off and $3.2 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$5	—%	$6	—%
Agricultural real estate	1,856	9.1%	2,213	7.7%
1-4 family residential properties	5,586	27.4%	4,937	17.2%
Commercial real estate	6,959	34.3%	7,716	26.8%
Loans secured by real estate	14,406	70.8%	14,872	51.7%
Agricultural loans	1,617	7.9%	11,521	40.0%
Commercial and industrial loans	1,986	9.8%	2,071	7.2%
Consumer loans	151	0.7%	311	1.1%
Other loans	2,194	10.8%	—	—%
Total loans	$20,354	100.0%	$28,775	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $662,000 and $487,000 for the six months ended June 30, 2025 and 2024, respectively.

The $1.0 million decrease in repossessed assets during the 2025 resulted from $106,000 of additional assets repossessed and $1.0 million repossessed assets sold, $100,000 write-downs, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$983	58.6%	$1,084	39.8%
1-4 family residential properties	159	9.5%	568	20.9%
Commercial real estate	528	31.5%	527	19.4%
Total real estate	1,670	99.6%	2,179	80.1%
Consumer loans	7	0.4%	543	19.9%
Total repossessed collateral	$1,677	100.0%	$2,722	100.0%

Repossessed assets sold during the first six months of 2025 resulted in $21,000 net gain or loss of related to real estate asset sales and net losses of $9,000 related to other asset sales. The Company also recognized no deferred losses and recorded $100,000 write-downs on real estate properties owned. Repossessed assets sold during the same period in 2024 resulted in net gains of $17,000 related to real estate asset sales and net gains of $69,000 related to other asset sales. The Company also recognized no deferred losses and recorded no write-downs on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, Missouri, Texas, and Wisconsin areas, where agriculture is a major industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2025, the Company’s loan portfolio included $687.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $584.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $57.2 million from $630.6 million at December 31, 2024 while loans concentrated in other grain farming increased $76.9 million from $507.6 million at December 31, 2024. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $221.5 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.0 billion of loans to lessors of non-residential buildings, and $616.2 million of loans to lessors of residential buildings and dwellings.

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

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the board of directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The board of directors and management review the status of problem loans each month and formally determine a best estimate of the allowance for credit losses on a quarterly basis. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for credit losses.

Analysis of the allowance for credit losses as of June 30, 2025 and 2024, and of changes in the allowance for the three and six months ended June 30, 2025 and 2024, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average loans outstanding, net of unearned income	$5,743,312	$5,529,211	$5,674,946	$5,526,698
Allowance-beginning of period	70,051	67,936	70,182	68,675
1-4 family residential	55	34	94	101
Commercial real estate	70	—	408	—
Agricultural	1,386	209	2,503	261
Commercial and industrial	489	368	712	642
Consumer	261	374	627	800
Total charge-offs	2,261	985	4,344	1,804
Recoveries:
1-4 family residential	134	100	152	149
Commercial real estate	3	5	11	166
Agricultural	217	—	217	—
Commercial and industrial	282	44	372	108
Consumer	167	129	351	292
Total recoveries	803	278	1,103	715
Net charge-offs (recoveries)	1,458	707	3,241	1,089
Provision (release) for credit losses	2,567	1,083	4,219	726
Allowance-end of period	$71,160	$68,312	$71,160	$68,312
Ratio of annualized net charge-offs to average loans	0.10%	0.05%	0.11%	0.04%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.23%	1.23%	1.23%	1.23%
Ratio of allowance for credit losses to nonperforming loans	325%	358%	325%	358%

The allowance for credit losses to nonperforming loans ratio has remained consistent due to the amount of nonperforming loans changing at a similar rate as the loan portfolio.

During the first six months of 2025, the Company had net charge offs of $3.2 million compared to net charge offs of $1.1 million in 2024. During the first six months of 2025, the Company had the following significant charge offs, one commercial real estate loan to one borrower totaling $338,000, nine agricultural loans to eight borrowers totaling $1.8 million, and three commercial operating loans to three borrowers totaling $620,000. During the first six months of 2024, the Company had the following significant charge offs, one commercial real estate loan to one borrower totaling $193,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024 (dollars in thousands):

	Six months ended June 30, 2025		Six months ended June 30, 2024		Year ended December 31, 2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,386,330	—%	$1,403,606	—%	$1,407,537	—%
Interest-bearing	3,079,773	2.00%	3,029,068	2.25%	3,040,397	2.24%
Savings	639,424	0.10%	697,953	0.10%	675,622	0.12%
Time deposits	1,050,342	3.43%	1,002,655	3.64%	1,019,629	3.74%
Total average deposits	$6,155,869	1.59%	$6,133,282	1.72%	$6,143,185	1.74%

During the first six months of 2025, the average balance of deposits increased by $12.7 million from the average balance for the year ended December 31, 2024. Average non-interest-bearing deposits decreased by $21.2 million, average interest-bearing balances increased by $39.4 million, average savings account balances decreased $36.2 million, and average balances of time deposits increased $30.7 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $23,000.

The following table sets forth the high and low month-end balances for the six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024 (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024	Year ended December 31, 2024
High month-end balances of total deposits	$6,284,705	$6,242,937	$6,242,937
Low month-end balances of total deposits	6,081,565	6,104,309	6,057,095

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
3 months or less	$252,615	$237,309
Over 3 through 6 months	182,348	206,586
Over 6 through 12 months	117,985	121,154
Over 12 months	99,244	72,818
Total	$652,192	$637,867

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2025 and December 31, 2024 is presented below (dollars in thousands):

	June 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$193,941	$204,122
Federal Home Loan Bank advances:
FHLB-overnight	25,000	90,000
Fixed term-due in one year or less	50,000	7,435
Fixed term-due after one year	170,000	145,085
Other borrowings:
Debt due in one year or less	—	—
Subordinated debt	79,590	87,472
Junior subordinated debentures	24,384	24,280
Total	$542,915	$558,394
Average interest rate at end of period	3.21%	3.30%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$219,772	$282,285
Federal Home Loan Bank advances:
FHLB-overnight	25,000	90,000
Fixed term-due in one year or less	50,000	65,000
Fixed term-due after one year	195,000	223,744
Other borrowings:
Debt due in one year or less	4,000	—
Subordinated debt	87,505	106,934
Junior subordinated debentures	24,384	24,280

Averages for the period (YTD):
Securities sold under agreements to repurchase	$200,505	$221,789
Federal Home Loan Bank advances:
FHLB-overnight	10,313	560
Fixed term-due in one year or less	14,586	45,587
Fixed term-due after one year	181,754	193,802
Other borrowings:
Debt due in one year or less	729	—
Subordinated debt	81,073	99,313
Junior subordinated debentures	24,333	24,168
Total	$513,293	$585,219
Average interest rate during the period	3.54%	3.71%

Securities sold under agreements to repurchase decreased $10.2 million during the first six months of 2025 primarily due to the seasonal demands in balances. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2025 the advances, consisted of $245.0 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	overnight	4.45%	July 1, 2025
25,000,000	1.0	4.33%	November 17, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	10.0	2.71%	March 5, 2035

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15.0 million. There was no balance on this line of credit as of June 30, 2025. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at June 30, 2025 and 2024, and December 31, 2024.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of June 30, 2025, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Blackhawk Subordinated Debt I Notes”). The Blackhawk Subordinated Debt I was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt I Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt I Indenture governs the terms of Blackhawk Subordinated Debt I Notes and provides that the Blackhawk Subordinated Debt I Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, Blackhawk Subordinated Debt I Notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, Blackhawk Subordinated Debt I Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of June 30, 2025, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Blackhawk Subordinated Debt II Notes”). The Blackhawk Subordinated Debt II was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt II Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt II Indenture governs the terms of Blackhawk Subordinated Debt II Notes and provides that the Blackhawk Subordinated Debt II Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, Blackhawk Subordinated Debt II Notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, Blackhawk Subordinated Debt II Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of June 30, 2025, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10.0 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points, 6.18% and 6.81% at June 30, 2025 and December 31, 2024, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 185 basis points (6.43% and 7.06% at June 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (6.28% and 6.91% at June 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.81% and 8.17% at June 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.62% and 7.25% at June 30, 2025 and December 31, 2024, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2025 (dollars in thousands):

	Rate Sensitive Within
	1 year	3 years	5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$72,234	$—	$—	$—	$72,234	$72,234
Certificates of deposit	2,030	—	—	—	2,030	2,030
Taxable investment securities	112,122	226,231	235,931	445,104	1,019,388	1,019,388
Nontaxable investment securities	10,889	628	2,406	50,360	64,283	64,283
Loans	3,007,544	1,886,049	627,657	245,749	5,766,999	5,442,527
Total	$3,204,819	$2,112,908	$865,994	$741,213	$6,924,934	$6,600,462
Interest-bearing liabilities:
Savings and NOW accounts	$239,029	$—	$—	$2,341,640	$2,580,669	$2,580,669
Money market accounts	1,206,140	—	—	—	1,206,140	1,206,140
Other time deposits	944,092	117,679	19,520	653	1,081,944	1,002,725
Short-term borrowings/debt	218,941	—	—	—	218,941	218,941
Long-term borrowings/debt	203,586	75,000	45,000	388	323,974	318,171
Total	$2,811,788	$192,679	$64,520	$2,342,681	$5,411,668	$5,326,646
Rate sensitive assets-rate sensitive liabilities	$393,031	$1,920,229	$801,474	$(1,601,468)	$1,513,266
Cumulative GAP	393,031	2,313,260	3,114,734	1,513,266
Cumulative amounts as % of total Rate sensitive assets	5.7%	27.7%	11.6%	-23.1%
Cumulative Ratio	5.7%	33.4%	45.0%	21.9%

The static GAP analysis shows that at June 30, 2025, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future decreases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At June 30, 2025, the Company’s stockholders' equity increased $47.7 million or 5.6%, to $894.1 million from $846.4 million as of December 31, 2024. During the first six months of 2025, net income contributed $45.6 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $11.7 million, net of tax. Dividends of $11.5 million were paid during the first six months of 2025.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements, as further detailed in Note 10 of our consolidated financial statements.

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

Following the stockholders’ approval at the 2025 annual meeting of the Company, a maximum of 1,000,000 shares of common stock may be issued under the SI Plan. The Company awarded 79,635 and 53,766 restricted stock awards during 2025 and 2024, respectively and 53,130 and 39,150 as stock unit awards during 2025 and 2024, respectively.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of June 30, 2025, 140,634 shares have been issued pursuant to the ESPP. During the six months ended June 30, 2025 and 2024, 13,970 shares and 15,935 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $76.7 million of the Company’s common stock. During 2025, the Company did not repurchase any shares. As of June 30, 2025, the Company had approximately $2.9 million in remaining capacity under its existing repurchase program.

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

On June 24, 2025, the Board of Directors terminated this stock repurchase plan effective June 30, 2025, and adopted a new stock repurchase program that became effective on July 1, 2025.

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

Details of the Company's liquidity sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $20 million from Bankers' Bank, $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2025, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2025, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced our contingent liquidity position by approximately $401 million as of June 30, 2025.
•
In addition, as of June 30, 2025, the Company had a revolving credit agreement in the amount of $15.0 million with The Northern Trust Company with an outstanding balance of $0 and $15.0 million in available funds. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2025 and 2024 and December 31, 2024.

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

The following table summarizes significant contractual obligations and other commitments at June 30, 2025 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,081,944	$944,092	$117,679	$19,520	$653
Debt	103,974	4,124	—	—	99,850
Other borrowing	438,941	268,941	75,000	70,000	25,000
Operating leases	15,234	3,139	5,575	3,541	2,979
Supplemental retirement	1,980	50	250	300	1,380
	$1,642,073	$1,220,346	$198,504	$93,361	$129,862

For the six months ended June 30, 2025, net cash of $55.6 million was provided by operating activities, $93.1 million was used in investing activities, and $106.3 million was provided by financing activities. In total, cash and cash equivalents increased by $68.8 million since year-end 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025-April 30, 2025	—	$—	—	$2,941,000
May 1, 2025-May 31, 2025	—	—	—	2,941,000
June 1, 2025-June 30, 2025	—	—	—	2,941,000
Total	—	$—	—	$2,941,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit

Number

Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

3.1	Amendment to Restated Certificate of Incorporation, dated May 12, 2025 Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2025
3.2	Restated Certificate of Incorporation, dated May 12, 2025 Incorporated by reference to Exhibit 3.2 to the Company;s Current Report on Form 8-K filed with the SEC on May 16, 2025
10.1

Ninth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 4, 2025.

Incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2025

10.2	2025 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2025
10.3

Employment Agreement between the Company and Matthew K. Smith, effective June 24, 2025

Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2025

10.4

Employment Agreement between the Company and Jordan D. Read, effective June 24, 2025

Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2025

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: August 8, 2025

/s/ Joseph R. Dively
Joseph R. Dively
Chief Executive Officer

/s/ Jordan D. Read
Jordan D. Read
Chief Financial and Risk Officer