Form 10-Q
period 2025-09-30
FIRST MID BANCSHARES, INC.
filed 2025-11-07
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 24,003,654 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks:
Non-interest-bearing	$97,407	$92,112
Interest-bearing	179,604	29,029
Federal funds sold	76	75
Cash and cash equivalents	277,087	121,216
Certificates of deposit	1,050	3,500
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,240,956 and $1,257,436 at September 30, 2025 and December 31, 2024, respectively)	1,090,235	1,063,292
Held-to-maturity, at amortized cost (estimated fair value of $2,290 and $2,279 at September 30, 2025 and December 31, 2024, respectively)	2,290	2,279
Equity securities, at fair value	4,518	4,439
Loans held for sale	5,543	6,614
Loans	5,818,495	5,665,848
Less allowance for credit losses	(72,925)	(70,182)
Net loans	5,745,570	5,595,666
Interest receivable	41,635	38,639
Other real estate owned	1,463	2,179
Premises and equipment, net	94,673	100,234
Goodwill, net	203,391	203,391
Intangible assets, net	51,826	58,515
Bank owned life insurance	173,588	170,854
Right of use lease assets	13,329	13,861
Tax assets	50,798	66,858
Other assets	73,372	68,197
Total assets	$7,830,368	$7,519,734
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,450,244	$1,329,155
Interest-bearing	4,839,299	4,727,941
Total deposits	6,289,543	6,057,096
Securities sold under agreements to repurchase	200,506	204,122
Interest payable	7,894	5,280
FHLB borrowings	245,000	242,520
Junior subordinated debentures, net	24,419	24,280
Subordinated debt, net	79,645	87,472
Lease liabilities	13,876	14,190
Other liabilities	37,306	38,383
Total liabilities	6,898,189	6,673,343
Stockholders’ equity:
Common stock ($4 par value; authorized 45,000,000 shares; issued 24,665,382 and 24,564,356 shares in 2025 and 2024, respectively; outstanding 23,996,833 and 23,895,807 shares in 2025 and 2024, respectively)	100,662	100,258
Additional paid-in capital	516,746	512,810
Retained earnings	445,836	395,189
Deferred compensation	1,808	2,756
Accumulated other comprehensive loss	(110,012)	(142,383)
Treasury stock, at cost (668,549 shares in 2025 and 2024)	(22,861)	(22,239)
Total stockholders’ equity	932,179	846,391
Total liabilities and stockholders’ equity	$7,830,368	$7,519,734

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$87,020	$81,775	$251,722	$239,158
Interest on investment securities	7,659	7,036	21,331	21,846
Interest on certificates of deposit	23	39	87	102
Interest on federal funds sold	1	28	2	53
Interest on deposits with other financial institutions	1,432	2,304	3,953	6,378
Total interest income	96,135	91,182	277,095	267,537
Interest expense:
Interest on deposits	25,179	28,341	73,865	80,775
Interest on securities sold under agreements to repurchase	1,105	1,444	3,503	5,115
Interest on other borrowings	2,186	2,195	6,060	6,757
Interest on junior subordinated debentures	452	567	1,384	1,646
Interest on subordinated debentures	850	1,092	2,648	3,466
Total interest expense	29,772	33,639	87,460	97,759
Net interest income	66,363	57,543	189,635	169,778
Provision for credit losses	3,353	1,266	7,572	1,992
Net interest income after provision for credit losses	63,010	56,277	182,063	167,786
Other income:
Wealth management revenues	5,145	5,816	16,350	16,543
Insurance commissions	7,089	6,003	24,854	21,747
Service charges	3,240	3,121	9,136	9,304
Investment securities losses, net	(1,930)	(277)	(2,111)	(433)
Mortgage banking revenue, net	1,255	1,109	3,036	2,853
ATM/debit card revenue	4,182	4,267	12,464	12,603
Bank owned life insurance	1,255	1,196	4,148	3,509
Other	2,673	1,788	3,489	3,797
Total other income	22,909	23,023	71,366	69,923
Other expense:
Salaries and employee benefits	33,570	31,565	98,941	92,177
Net occupancy and equipment expense	9,196	8,055	25,544	23,122
Net other real estate owned expense	217	107	393	171
FDIC insurance	874	829	2,596	2,600
Amortization of intangible assets	3,128	3,405	9,480	10,242
Stationery and supplies	411	482	1,209	1,243
Legal and professional	2,454	2,573	8,287	7,558
ATM/debit card	2,052	1,869	5,027	4,341
Marketing and donations	959	836	2,588	2,512
Other	4,285	4,212	12,315	14,720
Total other expense	57,146	53,933	166,380	158,686
Income before income taxes	28,773	25,367	87,049	79,023
Income taxes	6,311	5,885	18,978	19,293
Net income	$22,462	$19,482	$68,071	$59,730
Per share data:
Basic net income per common share	$0.94	$0.81	$2.85	$2.50
Diluted net income per common share	0.94	0.81	2.84	2.49

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income	$22,462	$19,482	$68,071	$59,730
Other comprehensive income
Unrealized gains on available-for-sale securities, net of tax expense of ($7,253) and ($11,316) for three months ended September 30, 2025 and 2024, respectively, and ($11,591) and ($7,300) for the nine months ended September 30, 2025 and 2024, respectively	19,295	30,106	30,837	19,421
Less: reclassification adjustment for realized losses included in net income, net of tax benefit of $527 and $77 for three months ended September 30, 2025 and 2024, respectively, and $577 and $119 for the nine months ended September 30, 2025 and 2024, respectively	(1,403)	(200)	(1,534)	(314)
Other comprehensive income, net of taxes	20,698	30,306	32,371	19,735
Comprehensive income	$43,160	$49,788	$100,442	$79,465

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2025 and 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140
Net income	—	—	22,462	—	—	—	22,462
Other comprehensive income, net tax	—	—	—	—	20,698	—	20,698
Cash dividends on common stock (.25/share)	—	—	(5,968)	—	—	—	(5,968)
Forfeiture of 534 restricted shares pursuant to the 2017 stock incentive plan	(2)	(18)	—	—	—	—	(20)
Issuance of 8,522 common shares pursuant to the employee stock purchase plan	34	217	—	—	—	—	251
Deferred compensation	—	—	—	236	—	(216)	20
Vested restricted shares/units compensation expense	—	52	—	544	—	—	596
September 30, 2025	$100,662	$516,746	$445,836	$1,808	$(110,012)	$(22,861)	$932,179

June 30, 2024	$100,194	$512,181	$367,967	$1,382	$(146,998)	$(21,081)	$813,645
Net income	—	—	19,482	—	—	—	19,482
Other comprehensive income, net tax	—	—	—	—	30,306	—	30,306
Cash dividends on common stock (.24/share)	—	—	(5,713)	—	—	—	(5,713)
Forfeiture of 1,201 restricted shares pursuant to the 2017 stock incentive plan	(4)	(34)	—	—	—	—	(38)
Issuance of 9,384 common shares pursuant to the employee stock purchase plan	37	217	—	—	—	—	254
Deferred compensation	—	—	—	292	—	(255)	37
Vested restricted shares/units compensation expense	—	51	—	473	—	—	524
September 30, 2024	$100,227	$512,415	$381,736	$2,147	$(116,692)	$(21,336)	$858,497

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	68,071	—	—	—	68,071
Other comprehensive income, net tax	—	—	—	—	32,371	—	32,371
Cash dividends on common stock (0.73/share)	—	—	(17,424)	—	—	—	(17,424)
Issuance of 72,934 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	292	2,551	—	—	—	—	2,843
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	196	—	—	—	—	218
Issuance of 22,492 common shares pursuant to the employee stock purchase plan	90	587	—	—	—	—	677
Deferred compensation	—	—	—	(2,590)	—	(622)	(3,212)
Grant of restricted units pursuant to 2017 stock incentive plan	—	2,070	—	—	—	—	2,070
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	166	—	1,642	—	—	1,808
September 30, 2025	$100,662	$516,746	$445,836	$1,808	$(110,012)	$(22,861)	$932,179

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2024

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	59,730	—	—	—	59,730
Other comprehensive loss, net tax	—	—	—	—	19,735	—	19,735
Cash dividends on common stock (0.70/share)	—	—	(16,656)	—	—	—	(16,656)
Issuance of 45,995 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	185	1,356	—	—	—	—	1,541
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	166	—	—	—	—	188
Issuance of 25,319 common shares pursuant to the employee stock purchase plan	101	551	—	—	—	—	652
Deferred compensation	—	—	—	(1,934)	—	(443)	(2,377)
Grant of restricted units pursuant to 2017 stock incentive plan	—	1,485	—	—	—	—	1,485
Release of restricted units pursuant to 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	160	—	1,452	—	—	1,612
September 30, 2024	$100,227	$512,415	$381,736	$2,147	$(116,692)	$(21,336)	$858,497

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$68,071	$59,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,572	1,992
Depreciation, amortization and accretion, net	14,858	15,630
Change in cash surrender value of bank owned life insurance	(3,661)	(3,509)
Gain on death benefit paid from bank owned life insurance	(487)	—
Stock-based compensation expense	1,996	1,741
Operating lease payments	(2,483)	(2,502)
Loss on investment securities, net	2,111	433
Loss (gain) on sales and write-downs of other real estate owned, net	238	(33)
Loss (gain) on sale of premises and equipment	(1,260)	8
Gain on sale of loans held for sale, net	(2,785)	(2,631)
Loss (gain) on repayment of subordinated debentures	289	(493)
Gain on repayment of FHLB advances	(85)	—
Increase in accrued interest receivable	(2,996)	(3,305)
Increase in accrued interest payable	2,840	1,393
Origination of loans held for sale	(119,883)	(103,534)
Proceeds from sale of loans held for sale	123,739	103,060
Decrease in other assets	1,665	21,398
Decrease in other liabilities	(1,068)	(3,227)
Net cash provided by operating activities	88,671	86,151
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	2,450	245
Purchases of certificates of deposit	—	(2,275)
Proceeds from sales of securities available-for-sale	42,094	32,338
Proceeds from maturities of securities available-for-sale	87,543	71,126
Purchases of securities available-for-sale	(116,705)	(16,299)
Purchase of securities held-to-maturity	(56)	(57)
Net increase in loans	(157,373)	(33,305)
Purchases of premises and equipment	(4,814)	(3,703)
Proceeds from sale of premises and equipment	7,871	7
Proceeds from sales of other real property owned	590	318
Proceeds from bank owned life insurance death benefit	1,414	—
Net cash used in acquisition	(2,300)	(8,944)
Net cash provided by (used in) investing activities	(139,286)	39,451
Cash flows from financing activities:
Net increase (decrease) in deposits	232,447	(34,825)
Decrease in repurchase agreements	(3,616)	(9,378)
Proceeds from FHLB advances	150,000	75,000
Repayment of FHLB advances	(147,435)	(100,000)
Proceeds from short-term debt	4,000	—
Repayment of short-term debt	(4,000)	—
Repayment of subordinated debentures	(8,381)	(19,455)
Proceeds from issuance of common stock	895	839
Dividends paid on common stock	(17,424)	(16,656)
Net cash provided by (used in) financing activities	206,486	(104,475)
Increase in cash and cash equivalents	155,871	21,127
Cash and cash equivalents at beginning of period	121,216	143,064
Cash and cash equivalents at end of period	$277,087	$164,191

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$84,846	$96,705
Income taxes, net of refunds
Federal	9,091	(441)
State of Illinois	3,756	(246)
State of Missouri	573	(2)
State of Indiana	131	(2)
State of Wisconsin	385	(811)
State of Florida	43	68
State of Texas	6	(11)
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate	$103	$491
Initial recognition of right-of-use assets	1,584	2,404
Initial recognition of lease liabilities	1,584	2,404

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company, First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2025 and 2024, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2025 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025. The 2024 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

AAdvantage Insurance Group LLC

During the quarter ended September 30, 2025, a portion of AAdvantage Insurance Group LLC’s (AAIG) customer list was acquired by the Company for a purchase price of $2.8 million and immediately assigned to First Mid Insurance Group.

Mid Rivers Insurance Group, Inc.

During the quarter ended September 30, 2024, Mid Rivers Insurance Group, Inc. (MRIG) was acquired by the Company for a purchase price of $10.1 million and immediately merged into First Mid Insurance Group.

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

Following the stockholders’ approval at the 2025 annual meeting of the Company, a maximum of 1,000,000 shares of common stock may be issued under the SI Plan. There have been no stock options awarded under any Company plan since 2008. The Company has awarded 79,635 and 53,766 shares of restricted stock during the nine months ended September 30, 2025 and 2024, respectively, and 53,130 and 39,150 restricted stock units during the nine months ended September 30, 2025 and 2024, respectively.

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

A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2025 and 2024, 22,492 shares and 25,319 shares, respectively, were issued pursuant to the ESPP.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

Unrealized Losses on Securities
September 30, 2025
Net unrealized losses on securities available-for-sale	$(150,721)
Tax benefit	40,709
Balance at September 30, 2025	$(110,012)

December 31, 2024
Net unrealized losses on securities available-for-sale	$(194,144)
Tax benefit	51,761
Balance at December 31, 2024	$(142,383)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Loss
	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024	Affected Line Item in the Statements of Income
Realized loss on available-for-sale securities, net	$(1,930)	$(277)	$(2,111)	$(433)	Securities losses, net
Tax effect	527	77	577	119	Income taxes
Total reclassifications out of accumulated other comprehensive loss	$(1,403)	$(200)	$(1,534)	$(314)	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to require additional disclosures within the notes to the financial statements about certain expense items. Specifically, disaggregation of income statement captions that contain expenses within the following five categories is required: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) costs recognized as part of oil- and gas-producing activities or other amounts of depletion expense. Further, this update requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update provides a practical expedient for banks and bank holding companies to continue presenting salaries and employee benefits in conformity with SEC Rule 210.9-04 instead of requiring those entities to apply the employee compensation definition included in Subtopic 220-40. The amendments in this update may be applied on either a prospective or retrospective basis and will be effective for the Company beginning with the annual reporting period ending December 31, 2027, and interim reporting periods beginning January 1, 2028. The Company does not expect adoption of this ASU to have any impact on its financial position or results of operations because it only results in additional disclosures.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic net income per common share
Available to common stockholders:
Net income	$22,462,000	$19,482,000	$68,071,000	$59,730,000
Weighted average common shares outstanding	23,876,020	23,905,099	23,867,537	23,891,430
Basic earnings per common share	$0.94	$0.81	$2.85	$2.50

Diluted net income per common share
Available to common stockholders:
Net income applicable to diluted earnings per share	$22,462,000	$19,482,000	$68,071,000	$59,730,000
Weighted average common shares outstanding	23,876,020	23,905,099	23,867,537	23,891,430
Dilutive potential common shares: restricted stock awarded	121,178	101,548	114,401	97,048
Diluted weighted average common shares outstanding	23,997,198	24,006,647	23,981,938	23,988,478
Diluted earnings per common share	$0.94	$0.81	$2.84	$2.49

There were no shares excluded when computing diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 because they were anti-dilutive.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$163,905	$1	$(11,147)	$152,759
Obligations of states and political subdivisions	326,020	308	(53,820)	272,508
Mortgage-backed securities: GSE residential	714,690	2,515	(87,399)	629,806
Other securities	36,341	3	(1,182)	35,162
Total available-for-sale	$1,240,956	$2,827	$(153,548)	$1,090,235
Held-to-maturity:
Other investments	$2,290	$—	$—	$2,290
Total held-to-maturity	$2,290	$—	$—	$2,290
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$3	$(21,158)	$191,358
Obligations of states and political subdivisions	324,046	135	(56,441)	267,740
Mortgage-backed securities: GSE residential	653,760	552	(114,570)	539,742
Other securities	67,117	—	(2,665)	64,452
Total available-for-sale	$1,257,436	$690	$(194,834)	$1,063,292
Held-to-maturity:
Other investments	$2,279	$—	$—	$2,279
Total held-to-maturity	$2,279	$—	$—	$2,279

The Company also had $4.5 million and $4.4 million of equity securities, at fair value, as of September 30, 2025 and December 31, 2024, respectively. The Company's held-to-maturity securities are annuities for which the risk of loss is minimal. As such, as of September 30, 2025, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Realized gains and losses resulting from sales of securities were as follows during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross gains	$—	$11	$—	$46
Gross losses	(1,930)	(288)	(2,111)	(479)
Proceeds from sales	33,803	16,462	42,094	32,338

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2025 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$142,826	$9,933	$—	$—	$152,759
Obligations of state and political subdivisions	43,473	143,535	82,913	2,587	272,508
Mortgage-backed securities: GSE residential	3,291	3,656	39,860	582,999	629,806
Other securities	29,454	4,862	846	—	35,162
Total available-for-sale investments	$219,044	$161,986	$123,619	$585,586	$1,090,235
Weighted average yield	2.10%	2.25%	2.25%	2.33%	2.27%
Full tax-equivalent yield	2.25%	2.79%	2.63%	2.34%	2.43%
Held to maturity:
Other investments	$—	$—	$—	$2,290	$2,290
Total held-to-maturity	$—	$—	$—	$2,290	$2,290
Weighted average yield	—%	—%	—%	—%	—%
Full tax-equivalent yield	—%	—%	—%	—%	—%

The weighted average yields are calculated based on the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at September 30, 2025.

Investment securities carried at approximately $537.3 million and $632.9 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$790	$—	$151,518	$(11,147)	$152,308	$(11,147)
Obligations of states and political subdivisions	2,361	(15)	243,565	(53,805)	245,926	(53,820)
Mortgage-backed securities: GSE residential	2,816	(18)	490,374	(87,381)	493,190	(87,399)
Other securities	—	—	29,411	(1,182)	29,411	(1,182)
Total	$5,967	$(33)	$914,868	$(153,515)	$920,835	$(153,548)
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,340	$—	$189,327	$(21,158)	$190,667	$(21,158)
Obligations of states and political subdivisions	20,349	(1,248)	241,502	(55,193)	261,851	(56,441)
Mortgage-backed securities: GSE residential	1,135	(18)	511,746	(114,552)	512,881	(114,570)
Other securities	—	—	58,702	(2,665)	58,702	(2,665)
Total	$22,824	$(1,266)	$1,001,277	$(193,568)	$1,024,101	$(194,834)

At September 30, 2025, there were five hundred two available-for-sale securities with a fair value of $914.9 million and unrealized losses of $153.5 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were five hundred fifty-seven available-for-sale securities with a fair value of $1.0 billion and unrealized losses of $193.6 million in a continuous unrealized loss position for twelve months or more.

At September 30, 2025 and December 31, 2024, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

Note 4 -- Loans and Allowance for Credit Losses

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

A summary of loans at September 30, 2025 and December 31, 2024 follows (in thousands):

	September 30, 2025	December 31, 2024
Construction and land development	$336,925	$236,258
Agricultural real estate	368,062	391,436
1-4 family residential properties	500,134	502,243
Multifamily residential properties	331,410	334,032
Commercial real estate	2,451,529	2,442,627
Loans secured by real estate	3,988,060	3,906,596
Agricultural loans	310,669	239,138
Commercial and industrial loans	1,353,613	1,340,865
Consumer loans	36,558	54,481
All other loans	163,730	169,232
Total gross loans	5,852,630	5,710,312
Less: loans held for sale	5,543	6,614
Total gross loans held for investment	5,847,087	5,703,698
Less:
Net deferred loan fees, premiums and discounts	28,592	37,850
Allowance for credit losses	72,925	70,182
Net loans	$5,745,570	$5,595,666

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties.

Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $35.5 million and $33.7 million at September 30, 2025 and December 31, 2024, respectively.

Most of the Company’s business activities are with customers located near the Company's branch locations in Illinois, Missouri, Texas, and Wisconsin. At September 30, 2025, the Company’s loan portfolio included $678.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $579.6 million was concentrated in corn and other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $48.1 million from $630.6 million at December 31, 2024 due to an increase in the Company's direct merchant financing portfolio through the utilization of additional vendors. Loans concentrated in corn and other grain farming increased $72.0 million from $507.6 million at December 31, 2024. The Company's underwriting practices include collateralization of loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $222.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific circumstances as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.0 billion of loans to lessors of non-residential buildings, and $604.8 million of loans to lessors of residential buildings and dwellings.

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

The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel and motel operators, and loans to owners of multi-family residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x to 1.35x. Amortization periods for commercial real estate loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s commercial real estate portfolio is below the thresholds of 300 percent of the Company's total capital that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

The following table represents the gross commercial real estate loans by property type as of September 30, 2025 (in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate
Owner occupied	$752,039	$782,231
Non-owner occupied
Industrial and warehouse	230,346	218,175
Shopping centers and malls	227,733	244,000
Hotels and motels	217,804	206,425
Skilled nursing facility	171,800	172,834
Office	162,594	145,006
Assisted living facility	139,043	119,416
Retail	111,357	110,850
RV parks and campgrounds	107,396	84,346
Medical office	75,390	88,532
Other property types	256,027	270,812
Total commercial real estate	$2,451,529	$2,442,627

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

The policy also establishes maximum loan-to-value/amortizations, terms, construction periods, cash investments, pre-sale/lease and other requirements and are specific to the type of property including non-farm, non-residential secured loans as well as multi-family, 1-4 family non-owner occupied, land acquisition/development/vacant lot acquisition, and raw land. Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral. Amortization periods for construction and land development loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s construction and land development portfolio is below the thresholds of 100 percent of the Company's total capital that would designate a concentration in construction and land development lending, as established by the federal banking regulators.

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

Individually Evaluated Loans

The Company individually evaluates certain loans for impairment. Loans are individually evaluated for expected credit losses when their principal balance exceeds $250,000 and they are in nonaccrual status, designated as having a modification or probable of being foreclosed. For loans that allowance for credit loss is individually measured each quarter one of three alternatives is used: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Non-Individually Evaluated Loans

Non-individually evaluated loans comprise the vast majority of the Company’s total loan portfolio and include loans in accrual status and those credits not identified as modified loans. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Special Mention, Substandard, or Doubtful and these loans are specifically considered as part of the qualitative analysis in determining the allowance for credit loss.

To determine the allowance, the loan portfolio is segmented based on similar risk characteristics. The allowance for credit losses is estimated using a discounted cash flow (DCF) methodology. The DCF projects future cash flows over the life of the loan portfolio. Probability of default (PD) and loss given default (LGD) are key components in calculating expected losses in this model. The PD is forecasted using a regression model that determines the likelihood of default with a forward-looking forecast of unemployment rates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period. The LGD is the percentage of defaulted loans that is ultimately charged off. The allowance is calculated as the net present value of the expected cash flows less the amortized cost basis of the loans. Adjustments to expected losses are made using qualitative factors relevant to each loan segment including but not limited to merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations.

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

Within each pool, factors are evaluated that have specific impacts to the borrowers within the pool. These, along with the general risks and events, and the specific lending policies and procedures by loan type described above, are analyzed to estimate the qualitative factors used to adjust the historical loss rates.

During the current period, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan pool.

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment were unchanged for the quarter.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time and have remained relatively stable over the last year. The qualitative factor for this segment reduced were reduced for the quarter due to land values remaining strong despite the interest rate cycle, elevated input costs, and depressed commodity prices.

Residential Real Estate Non-Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. The qualitative factors for this segment did not materially change for the period.

Residential Real Estate Owner Occupied Loans. At the end of the period, there was a lower percentage of past due loans, driving a decrease in the qualitative factors.

HELOC Loans. These loans are a small segment to overall loan balances. In the period, there were no changes to the qualitative factors for this segment.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, despite macro segment concerns over commercial real estate. The Company has previously increased qualitative factors for those conditions and there were no changes to the qualitative factors for this segment during the quarter.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. In the period, there were no changes to the qualitative factors for this segment.

Agricultural Loans. Losses in this segment are very low. Commodity prices have remained depressed for an extended period but yields have remained steady. The qualitative factors of this segment were overall reduced in the quarter due to a reduction in past due loans for the segment.

Commercial and Industrial Loans. The qualitative factors for this segment were increased over time due to the repricing of higher rates. Given time has passed, and the outlook is for stable to declining rates, this issue has subsided. Considering this, the qualitative factor was reduced in the period.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. This segment will likely be impacted in the event of a recession that may occur. The qualitative factors for this segment increased due to an increase in past due loans.

The following table presents the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2025 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2025
Beginning balance	$4,066	$1,322	$3,616	$33,258	$1,767	$25,618	$1,513	$71,160
Provision (release) for credit loss expense	727	(110)	29	1,655	(353)	1,222	183	3,353
Loans charged off	(107)	—	(1)	(699)	—	(942)	(342)	(2,091)
Recoveries collected	—	53	78	5	198	66	103	503
Ending balance	$4,686	$1,265	$3,722	$34,219	$1,612	$25,964	$1,457	$72,925

Nine months ended September 30, 2025
Beginning balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Provision (release) for credit loss expense	1,518	(149)	8	2,641	1,743	1,578	233	7,572
Loans charged off	(107)	—	(95)	(1,107)	(2,503)	(1,654)	(969)	(6,435)
Recoveries collected	—	53	230	16	415	438	454	1,606
Ending balance	$4,686	$1,265	$3,722	$34,219	$1,612	$25,964	$1,457	$72,925

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2024 and for the year ended December 31, 2024 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2024
Beginning balance	$2,646	$1,372	$3,580	$32,918	$885	$24,931	$1,980	$68,312
Provision for credit loss expense	23	(30)	55	349	(50)	542	377	1,266
Loans charged off	—	—	(42)	(451)	—	(1)	(840)	(1,334)
Recoveries collected	5	—	88	9	25	97	306	530
Ending balance	$2,674	$1,342	$3,681	$32,825	$860	$25,569	$1,823	$68,774

Nine months ended September 30, 2024
Beginning balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision for credit loss expense	(249)	(24)	(633)	1,343	391	557	607	1,992
Loans charged off	—	—	(143)	(451)	(261)	(643)	(1,640)	(3,138)
Recoveries collected	5	—	237	175	25	205	598	1,245
Ending balance	$2,674	$1,342	$3,681	$32,825	$860	$25,569	$1,823	$68,774

Twelve months ended December 31, 2024
Beginning Balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Provision (release) for credit loss expense	352	(5)	(785)	1,178	3,587	510	798	5,635
Loans charged off	—	—	(195)	(451)	(2,410)	(688)	(2,004)	(5,748)
Recoveries collected	5	—	339	184	75	330	687	1,620
Ending balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2025 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
1-4 family residential properties	$145	$—	$—	$145	$—
Multifamily residential properties	384	—	—	384	—
Commercial real estate	6,950	—	—	6,950	299
Loans secured by real estate	7,479	—	—	7,479	299
Commercial and industrial loans	—	1,374	29	1,403	—
Other loans	—	2,075	—	2,075	—
Total loans	$7,479	$3,449	$29	$10,957	$299

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

The following tables present the credit risk profile of the Company’s loan portfolio, on amortized cost basis, based on risk rating category and year of origination as of September 30, 2025 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2025	2024	2023	2022	2021	Prior	Loans	Total
September 30, 2025
Construction and land development loans
Pass	$72,819	$120,295	$103,131	$9,553	$15,038	$15,589	$—	$336,425
Special mention	—	—	—	—	—	357	—	357
Substandard	—	—	—	5	—	8	—	13
Total	$72,819	$120,295	$103,131	$9,558	$15,038	$15,954	$—	$336,795
Current period gross write-offs	$—	$—	$107	$—	$—	$—	$—	$107
Agricultural real estate loans
Pass	$29,421	$22,408	$12,699	$132,936	$59,142	$98,280	$—	$354,886
Special mention	228	539	1,988	1,139	990	2,600	—	7,484
Substandard	583	—	—	105	—	4,415	—	5,103
Total	$30,232	$22,947	$14,687	$134,180	$60,132	$105,295	$—	$367,473
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential properties
Pass	$48,591	$34,586	$31,118	$66,128	$68,822	$146,002	$88,471	$483,718
Special mention	—	—	—	243	69	747	—	1,059
Substandard	129	510	580	874	918	6,730	1,019	10,760
Total	$48,720	$35,096	$31,698	$67,245	$69,809	$153,479	$89,490	$495,537
Current period gross write-offs	$—	$—	$9	$—	$—	$86	$—	$95
Commercial real estate loans
Pass	$289,806	$204,644	$169,816	$613,889	$501,485	$932,382	$—	$2,712,022
Special mention	—	420	77	11,589	—	5,092	—	17,178
Substandard	—	3,350	13,594	5,097	2,406	9,082	—	33,529
Total	$289,806	$208,414	$183,487	$630,575	$503,891	$946,556	$—	$2,762,729
Current period gross write-offs	$—	$699	$—	$338	$—	$70	$—	$1,107
Agricultural loans
Pass	$197,424	$62,560	$13,421	$16,830	$12,412	$3,753	$—	$306,400
Special mention	1,355	76	11	—	23	—	—	1,465
Substandard	293	479	2,202	755	—	—	—	3,729
Total	$199,072	$63,115	$15,634	$17,585	$12,435	$3,753	$—	$311,594
Current period gross write-offs	$—	$280	$1,081	$836	$306	$—	$—	$2,503
Commercial and industrial loans
Pass	$362,349	$228,578	$101,224	$228,885	$159,932	$377,237	$—	$1,458,205
Special mention	160	15,055	9,367	578	3,340	5,108	—	33,608
Substandard	—	248	2,246	1,525	338	17,423	—	21,780
Total	$362,509	$243,881	$112,837	$230,988	$163,610	$399,768	$—	$1,513,593
Current period gross write-offs	$—	$—	$163	$225	$497	$769	$—	$1,654
Consumer loans
Pass	$4,722	$2,978	$3,253	$15,325	$6,736	$2,864	$—	$35,878
Special mention	—	—	—	44	—	—	—	44
Substandard	5	28	17	151	132	62	—	395
Total	$4,727	$3,006	$3,270	$15,520	$6,868	$2,926	$—	$36,317
Current period gross write-offs	$—	$20	$26	$99	$43	$781	$—	$969
Total loans
Pass	$1,005,132	$676,049	$434,662	$1,083,546	$823,567	$1,576,107	$88,471	$5,687,534
Special mention	1,743	16,090	11,443	13,593	4,422	13,904	—	61,195
Substandard	1,010	4,615	18,639	8,512	3,794	37,720	1,019	75,309
Total	$1,007,885	$696,754	$464,744	$1,105,651	$831,783	$1,627,731	$89,490	$5,824,038
Current period gross write-offs	$—	$999	$1,386	$1,498	$846	$1,706	$—	$6,435

The following tables present the credit risk profile of the Company’s loan portfolio, on amortized cost basis, based on risk rating category as of December 31, 2024 (in thousands):

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
1-4 family residential properties
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

The following table presents the Company’s loan portfolio, on an amortized cost basis, aging analysis at September 30, 2025 and December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2025
Construction and land development	$—	$—	$—	$—	$336,795	$336,795	$—
Agricultural real estate	—	—	841	841	366,632	367,473	—
1-4 family residential properties	491	554	1,487	2,532	493,005	495,537	—
Multifamily residential properties	—	—	—	—	330,549	330,549	—
Commercial real estate	1,834	13,730	4,984	20,548	2,411,632	2,432,180	—
Loans secured by real estate	2,325	14,284	7,312	23,921	3,938,613	3,962,534	—
Agricultural loans	318	30	190	538	311,056	311,594	—
Commercial and industrial loans	972	947	388	2,307	1,347,556	1,349,863	—
Consumer loans	293	74	35	402	35,915	36,317	—
All other loans	—	—	2,075	2,075	161,655	163,730	—
Total loans	$3,908	$15,335	$10,000	$29,243	$5,794,795	$5,824,038	$—
Percent of total loans				0.50%
December 31, 2024
Construction and land development	$6	$—	$—	$6	$236,087	$236,093	$—
Agricultural real estate	—	—	533	533	390,227	390,760	—
1-4 family residential properties	2,209	931	2,089	5,229	491,368	496,597	—
Multifamily residential properties	—	—	472	472	332,172	332,644	—
Commercial real estate	595	553	344	1,492	2,416,093	2,417,585	—
Loans secured by real estate	2,810	1,484	3,438	7,732	3,865,947	3,873,679	—
Agricultural loans	550	—	1,289	1,839	237,832	239,671	—
Commercial and industrial loans	337	89	463	889	1,335,031	1,335,920	—
Consumer loans	442	48	111	601	53,359	53,960	—
All other loans	—	—	—	—	169,232	169,232	—
Total loans	$4,139	$1,621	$5,301	$11,061	$5,661,401	$5,672,462	$—
Percent of total loans				0.19%

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

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is 90 days past due. The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be modified is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in restructuring that remain on accrual status.

Non-Accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of September 30, 2025 and December 31, 2024 (in thousands). There were no loans past due over eighty-nine days that were still accruing.

	September 30, 2025		December 31, 2024
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$5	$5	$6	$6
Agricultural real estate	1,097	1,097	2,213	2,213
1-4 family residential properties	4,522	5,344	4,196	4,937
Commercial real estate	9,785	9,785	4,901	7,716
Loans secured by real estate	15,409	16,231	11,316	14,872
Agricultural loans	190	190	1,371	11,521
Commercial and industrial loans	1,389	2,140	1,320	2,071
Consumer loans	150	150	311	311
All other loans	2,075	2,076	—	—
Total loans	$19,213	$20,787	$14,318	$28,775

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $981,000 and $516,000 for the nine months ended September 30, 2025 and 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

				Total
	Payment	Term	Interest	Class of
	Delay	Extension	Rate	Financing
	Investment	Modifications	Reduction	Receivable
September 30, 2025
Agricultural real estate	$291	$—	$—	—%
1-4 family residential properties	10	1,093	—	0.02%
Commercial real estate	761	—	505	0.02%
Loans secured by real estate	1,062	1,093	505	0.04%
Commercial and industrial loans	818	76	—	0.02%
Consumer loans	—	5	—	—%
Total	$1,880	$1,174	$505	0.06%
September 30, 2024
Agricultural real estate	$312	$—	$—	0.01%
1-4 family residential properties	47	768	—	0.01%
Commercial real estate	874	212	472	0.03%
Loans secured by real estate	1,233	980	472	0.05%
Commercial and industrial loans	151	119	—	—%
Consumer loans	3	10	—	—%
Total	$1,387	$1,109	$472	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended September 30, 2025 and 2024.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2025
Commercial real estate	$—	$505	$—	$505
Loans secured by real estate	—	505	—	505
Commercial and industrial loans	—	723	—	723
Consumer loans	—	—	—	—
Total loans	$—	$1,228	$—	$1,228
September 30, 2024
Commercial real estate	$—	$—	$—	$—
Loans secured by real estate	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	—	96	116	212
Total loans	$—	$96	$116	$212

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended September 30, 2025 and 2024.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
September 30, 2025
1-4 family residential properties	—%	135
Commercial and industrial loans	—%	—
September 30, 2024
1-4 family residential properties	—%	—
Commercial and industrial loans	—%	7

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were one and no loans modified during the prior twelve months that experienced payment defaults for the three months ended September 30, 2025 and 2024, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Wealth Management Company and First Mid Insurance. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$207,151	$3,760	$207,151	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	79,945	51,313	79,945	44,736
Other intangibles	33,657	15,286	30,857	13,180
Total	$323,768	$73,374	$320,968	$64,691

Core deposit intangibles are being amortized over a period of 10 years and other intangibles, primarily customer lists, are being amortized over periods ranging from 3 to 12 years.

During the quarter ended September 30, 2025, a customer list intangible asset of $2.8 million was recorded for the acquisition of a portion of AAIG’s customer list in connection with its insurance business. First Mid Insurance was assigned all of this intangible asset. The purchase consideration given to AAIG matches the amount of intangible assets recorded.

During the quarter ended September 30, 2024, goodwill of $6.9 million was recorded for the acquisition of the stock of MRIG in connection with its insurance business. First Mid Insurance was assigned all this goodwill. The following provides a reconciliation of the purchase price paid for MRIG and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,059
Less purchase accounting adjustments:
Insurance Company intangible	$4,305
Other liabilities	(1,176)
Total purchase accounting adjustments		3,129
Goodwill recorded		$6,930

The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to mortgage servicing rights included in intangible assets as of September 30, 2025, September 30, 2024 and December 31, 2024 (in thousands):

	September 30, 2025	September 30, 2024	December 31, 2024
Beginning balance	$5,629	$6,859	$6,859
Adjustment to valuation reserve	1	(77)	7
Mortgage servicing rights amortized	(797)	(939)	(1,226)
Interest only strip	(10)	(8)	(11)
Ending balance	$4,823	$5,835	$5,629
Fair value of portfolio	$5,863	$6,470	$6,716

Total amortization expense for three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Core deposit intangibles	$2,128	$2,416	$6,577	$7,445
Other intangibles	744	702	2,106	1,858
Mortgage servicing rights	256	287	797	939
Total	$3,128	$3,405	$9,480	$10,242

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/25-09/30/25	$9,480
Estimated amortization expense:
For period 10/01/25-12/31/25	2,956
For year ended 12/31/26	10,849
For year ended 12/31/27	9,584
For year ended 12/31/28	8,371
For year ended 12/31/29	7,019

In accordance with GAAP, the Company performed its annual goodwill impairment test as of September 30, 2025 and determined that, as of that date, goodwill was not impaired. The Company experienced no triggering events during the nine months ended September 30, 2025.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $200.5 million at September 30, 2025, a decrease of $3.6 million from $204.1 million at December 31, 2024. All the transactions have overnight maturities with a weighted average rate of 2.37%.

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

Collateral pledged by class for repurchase agreements are as follows (in thousands):

	September 30, 2025	December 31, 2024
US Treasury securities and obligations of U.S. government corporations and agencies	$65,050	$70,664
Mortgage-backed securities: GSE: residential	135,456	133,458
Total	$200,506	$204,122

Gross FHLB borrowings, were $245.0 million and $242.4 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	0.5	4.33%	November 17, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	5.0	3.16%	August 14, 2030
25,000,000	10.0	2.71%	March 5, 2035

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,759	$—	$152,759	$—
Obligations of states and political subdivisions	272,508	—	272,508	—
Mortgage-backed securities	629,806	—	629,806	—
Other securities	35,162	—	32,403	2,759
Total available-for-sale securities	1,090,235	—	1,087,476	2,759
Equity securities	4,518	4,518	—	—
Loans held for sale	5,543	—	5,543	—
Derivative assets: interest rate swaps	1,879	—	1,879	—
Total assets	$1,102,175	$4,518	$1,094,898	$2,759

Derivative liabilities: interest rate swaps	$1,394	$—	$1,394	$—
December 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,358	$—	$191,358	$—
Obligations of states and political subdivisions	267,740	—	267,740	—
Mortgage-backed securities	539,742	—	539,742	—
Other securities	64,452	—	58,693	5,759
Total available-for-sale securities	1,063,292	—	1,057,533	5,759
Equity securities	4,439	4,439	—	—
Loans held for sale	6,614	—	6,614	—
Derivative assets: interest rate swaps	2,949	—	2,949	—
Total assets	$1,077,294	$4,439	$1,067,096	$5,759

Derivative liabilities: interest rate swaps	$2,006	$—	$2,006	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024 is summarized as follows (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Beginning balance	$9,788	$5,759
Transfers into Level 3	—	—
Transfers out of Level 3	(7,029)	(7,029)
Purchases, issuances, sales and settlements:
Purchases	—	7,029
Maturities	—	(3,000)
Ending balance	$2,759	$2,759

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Beginning balance	$5,966	$6,163
Transfers into Level 3	1	3
Transfers out of Level 3	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—
Maturities	—	(199)
Ending balance	$5,967	$5,967

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

Management establishes a specific allowance for individually evaluated loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2025 was $5.8 million and a fair value of $5.4 million resulting in specific loss exposures of $412,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned, or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2025 was $1.5 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $948,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Collateral dependent loans	$5,371	$—	$—	$5,371
Foreclosed assets held for sale	948	—	—	948
December 31, 2024
Collateral dependent loans	$16,604	$—	$—	$16,604
Foreclosed assets held for sale	48	—	—	48

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2025 and December 31, 2024.

September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$5,371	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	20%
Foreclosed assets held for sale	948	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$16,604	Third party valuations	Discount to reflect realizable value	0%-40%	20%
Foreclosed assets held for sale	48	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	35%

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 in accordance with ASC 825 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets
Cash and due from banks	$277,011	$277,011	$277,011	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	1,050	1,050	—	1,050	—
Available-for-sale securities	1,090,235	1,090,235	—	1,087,476	2,759
Held-to-maturity securities	2,290	2,290	2,290	—	—
Equity securities	4,518	4,518	4,518	—	—
Loans held for sale	5,543	5,543	—	5,543	—
Loans net of allowance for credit losses	5,745,570	5,524,687	—	—	5,524,687
Interest receivable	41,635	41,635	—	41,635	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	10,229	10,229	—	10,229	—
Financial liabilities
Deposits	$6,289,543	$6,213,014	$—	$5,154,035	$1,058,979
Securities sold under agreements to repurchase	200,506	200,506	—	200,506	—
Interest payable	7,894	7,894	—	7,894	—
Federal Home Loan Bank borrowings	245,000	244,944	—	244,944	—
Subordinated debt, net	79,645	80,528	—	80,528	—
Junior subordinated debentures, net	24,419	21,214	—	21,214	—

December 31, 2024
Financial assets
Cash and due from banks	$121,141	$121,141	$121,141	$—	$—
Federal funds sold	75	75	75	—	—
Certificates of deposit	3,500	3,500	—	3,500	—
Available-for-sale securities	1,063,292	1,063,292	—	1,057,533	5,759
Held-to-maturity securities	2,279	2,279	2,279	—	—
Equity securities	4,439	4,439	4,439	—	—
Loans held for sale	6,614	6,614	—	6,614	—
Loans net of allowance for credit losses	5,595,666	5,314,756	—	—	5,314,756
Interest receivable	38,639	38,639	—	38,639	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,501	9,501	—	9,501	—
Financial liabilities
Deposits	$6,057,096	$5,977,113	$—	$5,069,853	$907,260
Securities sold under agreements to repurchase	204,122	204,122	—	204,122	—
Interest payable	5,280	5,280	—	5,280	—
Federal Home Loan Bank borrowings	242,520	240,125	—	240,125	—
Subordinated debentures	87,472	86,062	—	86,062	—
Junior subordinated debentures	24,280	21,411	—	21,411	—

Note 8 -- Leases

As of September 30, 2025, substantially all the Company's leases are operating leases for real estate property for bank branches, ATM locations, and office space.

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

The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	September 30, 2025	September 30, 2024	December 31, 2024
Operating lease right-of-use assets	$13,329	$14,560	$13,861
Operating lease liabilities	13,876	14,873	14,190
Weighted-average remaining lease term (in years)	4.7	4.9	4.7
Weighted-average discount rate	3.52%	3.18%	3.22%

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

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,
2025	$837
2026	3,327
2027	3,090
2028	2,435
2029	1,979
Thereafter	3,822
Total lease payments	15,490
Less imputed interest	(1,614)
Total lease liability	$13,876

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$837	$885	$2,504	$2,553
Short-term lease cost	40	23	101	89
Variable lease cost	303	216	901	572
Total lease cost	1,180	1,124	3,506	3,214
Income from subleases	(79)	(110)	(250)	(317)
Net lease cost	$1,101	$1,014	$3,256	$2,897

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2025	September 30, 2024
Operating cash flows from operating leases	$2,483	$2,502

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair values of outstanding derivatives designated as hedging instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2025
Fair value hedges:
Interest rate swap agreements	Other liabilities	3.6	$12,157	$(1,394)

December 31, 2024
Fair value hedges:
Interest rate swap agreements	Other liabilities	4.3	$12,486	$(2,006)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Derivatives	2025	2024	2025	2024
Interest rate swap agreements	Interest income on loans	$(93)	$(539)	$(458)	$(364)

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2025	2024	2025	2024
Interest rate swap agreements	Interest income on loans	$93	$539	$458	$364

As of September 30, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Balance Sheet in Which the Hedge Item is Included	Carrying Amount of the Hedged Asset	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
Loans	$11,673	$(485)

Derivatives Not Designated as Hedging Instruments

The following amounts represent the notional amounts and gross fair value of derivative contracts not designated as hedging instruments outstanding during the nine months ended September 30, 2025 (dollars in thousands):

September 30, 2025	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
Interest rate swap agreements	Other assets	3.2	$27,671	$1,879
Interest rate swap agreements	Other liabilities	3.2	27,671	(1,879)

Note 10 -- Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements.

To be categorized as well-capitalized, total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital (to risk-weighted assets)
Company	$988,094	15.99%	$648,977	> 10.50%	N/A	N/A
First Mid Bank	905,926	14.72%	646,397	> 10.50%	$615,616	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	836,042	13.53%	525,362	> 8.50%	N/A	N/A
First Mid Bank	833,519	13.54%	523,273	> 8.50%	492,493	> 8.00%

Common equity tier 1 capital (to risk-weighted assets)
Company	811,623	13.13%	432,651	> 7.00%	N/A	N/A
First Mid Bank	833,519	13.54%	430,931	> 7.00%	400,150	> 6.50%

Tier 1 capital (to average assets)
Company	836,042	10.92%	306,377	> 4.00%	N/A	N/A
First Mid Bank	833,519	10.94%	304,845	> 4.00%	381,056	> 5.00%

December 31, 2024
Total capital (to risk-weighted assets)
Company	$935,189	15.37%	$639,015	>10.50%	N/A	N/A
First Mid Bank	880,621	14.51%	637,089	>10.50%	$606,752	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	780,096	12.82%	517,298	> 8.50%	N/A	N/A
First Mid Bank	813,000	13.40%	515,739	> 8.50%	485,401	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	755,816	12.42%	426,010	> 7.00%	N/A	N/A
First Mid Bank	813,000	13.40%	424,726	> 7.00%	394,389	> 6.50%
Tier 1 capital (to average assets)
Company	780,096	10.33%	301,976	> 4.00%	N/A	N/A
First Mid Bank	813,000	10.82%	300,596	> 4.00%	375,745	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for September 30, 2025 are computed in accordance with Basel III capital rules which were effective January 1, 2015. As of September 30, 2025, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Note 11 -- Commitments

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments. The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Unused commitments and lines of credit:
Commercial real estate	$336,242	$323,979
Commercial operating	730,308	649,082
Home equity	106,709	105,867
Other	327,712	332,113
Total	$1,500,971	$1,411,041
Standby letters of credit	$19,299	$16,909

Commitments to originate credit represent approved commercial, residential real estate and home equity loans that are not fully funded as of September 30, 2025. Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

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

Note 12 -- Subsequent Events

On October 29, 2025, the Company and Star Sub LLC, a newly formed Iowa limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Two Rivers Financial Group, Inc. an Iowa corporation (Two Rivers), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Two Rivers pursuant to a business combination whereby Two Rivers will merge with and into Star Sub LLC, whereupon the separate corporate existence of Two Rivers will cease and Star Sub LLC will continue as a surviving company and a wholly-owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Two Rivers issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Two Rivers) will be converted into and become the right to receive 1.225 shares of common stock of the Company, and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Merger to Two Rivers' shareholders and equity award holders is approximately 2,556,140 shares of First Mid common stock. The Merger is anticipated to be completed in the first half of 2026 and is subject to the approval of the appropriate regulatory authorities and the shareholders of Two Rivers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $68.1 million and $59.7 million for the nine months ended September 30, 2025 and 2024, respectively. Diluted net income per common share was $2.84 and $2.49 for the nine months ended September 30, 2025 and 2024, respectively.

The following table shows the Company’s annualized performance ratios for nine months ended September 30, 2025 and 2024, compared to the performance ratios for the year ended December 31, 2024:

	Nine months ended		Year ended
	September 30, 2025	September 30, 2024	December 31, 2024
Return on average assets	1.19%	1.05%	1.04%
Return on average common equity	10.32%	9.89%	9.67%
Average equity to average assets	11.54%	10.61%	10.76%

Total assets were $7.8 billion at September 30, 2025, compared to $7.5 billion as of December 31, 2024. From December 31, 2024 to September 30, 2025, cash and cash equivalents increased $155.9 million, net loan balances increased $149.9 million and investment securities increased $27.0 million. Net loan balances were $5.7 billion at September 30, 2025 compared to $5.6 billion at December 31, 2024.

Net interest margin, on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.71% for the nine months ended September 30, 2025, up from 3.32% for the same period in 2024. This increase was primarily due to an increase in earning asset yields and by decreased rates on interest-bearing deposits and borrowings. Net interest income before the provision for credit losses was $189.6 million compared to net interest income of $169.8 million for the same period in 2024. The increase in net interest income was primarily due to the increased net interest margin as mentioned above.

Total non-interest income of $71.4 million increased $1.4 million or 2.1% from $69.9 million for the same period last year. The increase in non-interest income resulted primarily from an increase in insurance commissions, partially offset by an increase in losses on the sale of securities.

Total non-interest expense of $166.4 million increased $7.7 million or 4.8% from $158.7 million for the same period last year. The increase was primarily due to the routine annual increases in salaries and employee benefits and an increase in expense accrued for incentive compensation based on overperformance compared to the 2025 budget, partially offset by the decrease in integration expenses compared to the first three quarters of 2024 related to Blackhawk Bank.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2025 versus 2024
	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Net interest income	$8,820	$19,857
Provision for credit losses	(2,087)	(5,580)
Other income, including securities transactions	(114)	1,443
Other expenses	(3,213)	(7,694)
Income taxes	(426)	315
Increase in net income	$2,980	$8,341

Credit quality is an area of importance to the Company. Total nonperforming loans were $22.2 million at September 30, 2025, compared to $18.2 million at September 30, 2024 and $29.8 million at December 31, 2024. See the discussion under the heading “Loan Quality and Allowance for Credit Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.5 million at September 30, 2025 compared to $1.8 million at September 30, 2024 and $2.2 million at December 31, 2024.

The Company’s provision for credit losses for the nine months ended September 30, 2025 and 2024 was $7.6 million and $2.0 million, respectively. Total loans past due 30 days or more were 0.50% of loans at September 30, 2025 compared to 0.39% at September 30, 2024, and 0.19% of loans at December 31, 2024. Loans secured by both commercial and residential real estate comprised approximately 68.2% of the loan portfolio as of September 30, 2025 and 68.4% as of December 31, 2024.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2025 and 2024 and December 31, 2024 was 13.53%, 12.70% and 12.82%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2025 and 2024, and December 31, 2024 was 15.99%, 15.24% and 15.37%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2025 and 2024, were $1.5 billion and $1.4 billion, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As FDIC-insured institutions, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. Several requirements with respect to the FDIC insurance system have affected results, including insurance assessment rates.

The Company expensed $2.6 million and $2.6 million for the assessment during the first nine months of 2025 and 2024, respectively.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent ("TE") basis in the table that follows. The federal statutory rate in effect of 21% for 2025 and 2024 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2.3 million and $2.3 million for 2025 and 2024, respectively were 3.66% and 3.26% at September 30, 2025 and 2024, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2025 and 2024 in the following table (dollars in thousands):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$123,271	$1,432	4.61%	$160,050	$2,304	5.73%
Federal funds sold	76	1	5.22%	26	28	428.43%
Certificates of deposit	2,009	23	4.54%	3,415	39	4.54%
Investment securities (1)	1,130,674	8,146	2.88%	1,147,664	7,513	2.62%
Loans net of unearned income (TE) (2)	5,758,645	87,311	6.02%	5,545,915	82,382	5.91%
Total earning assets	7,014,675	96,913	5.48%	6,857,070	92,266	5.35%
Other nonearning assets	769,758			795,091
Allowance for credit losses	(72,065)			(68,646)
Total assets	$7,712,368			$7,583,515
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,203,911	$15,983	1.98%	$2,999,374	$17,563	2.33%
Savings deposits	625,166	180	0.11%	663,494	265	0.16%
Time deposits	1,077,433	9,014	3.32%	1,065,176	10,513	3.93%
Total interest-bearing deposits	4,906,510	25,177	2.04%	4,728,044	28,341	2.38%
Securities sold under agreements to repurchase	192,187	1,105	2.28%	202,973	1,444	2.83%
FHLB advances	233,043	2,181	3.71%	238,723	2,194	3.66%
Federal funds purchased	46	5	—%	—	1	—%
Subordinated Debt	79,609	850	4.24%	97,177	1,092	4.47%
Junior subordinated debt	24,400	452	7.35%	24,195	567	9.32%
Total borrowings	529,285	4,593	3.44%	563,068	5,298	3.74%
Total interest-bearing liabilities	5,435,795	29,770	2.17%	5,291,112	33,639	2.53%
Non-interest-bearing demand deposits	1,331,638		1.75%	1,415,861		2.00%
Other liabilities	41,524			47,848
Stockholders' equity	903,411			828,694
Total liabilities and equity	$7,712,368			$7,583,515
Net interest income		$67,143			$58,627
Net interest spread			3.31%			2.82%
TE net yield on interest-earning assets (3)			3.80%			3.35%

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits with other financial institutions	$113,819	$3,953	4.64%	$153,815	$6,378	5.53%
Federal funds sold	75	2	3.84%	380	53	18.60%
Certificates of deposit	2,558	87	4.52%	2,903	102	4.70%
Investment securities (1)	1,101,398	22,781	2.76%	1,162,386	23,366	2.68%
Loans net of unearned income (TE) (2)	5,703,152	252,575	5.92%	5,533,151	239,934	5.79%
Total earning assets	6,921,002	279,398	5.40%	6,852,635	269,833	5.26%
Other nonearning assets	771,425			809,180
Allowance for credit losses	(71,124)			(68,545)
Total assets	$7,621,303			$7,593,270
Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$3,121,607	$46,477	1.99%	$3,019,098	$51,461	2.28%
Savings deposits	634,619	502	0.11%	686,383	628	0.12%
Time deposits	1,059,471	26,885	3.39%	1,023,647	28,686	3.74%
Total interest-bearing deposits	4,815,697	73,864	2.05%	4,729,128	80,775	2.28%
Securities sold under agreements to repurchase	197,702	3,503	2.37%	224,345	5,115	3.05%
FHLB advances	215,546	6,031	3.74%	248,785	6,756	3.63%
Federal funds purchased	15	5	44.57%	—	1	—%
Subordinated debt	80,579	2,648	4.39%	103,311	3,466	4.48%
Junior subordinated debentures	24,356	1,384	7.60%	24,140	1,646	9.11%
Other debt	484	24	6.63%	—	—	—%
Total borrowings	518,682	13,595	3.50%	600,581	16,984	3.78%
Total interest-bearing liabilities	5,334,379	87,459	2.19%	5,329,709	97,759	2.45%
Non-interest-bearing demand deposits	1,367,899		1.74%	1,407,721		1.94%
Other liabilities	39,963			50,502
Stockholders' equity	879,062			805,338
Total liabilities and equity	$7,621,303			$7,593,270
Net interest income		$191,939			$172,074
Net interest spread			3.21%			2.81%
TE net yield on interest-earning assets (3)			3.71%			3.32%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2025, compared to the same period in 2024 (in thousands):

	Three months ended September 30, 2025 compared to 2024 Increase/(Decrease)			Nine months ended September 30, 2025 compared to 2024 Increase/(Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$(872)	$(471)	$(401)	$(2,425)	$(1,498)	$(927)
Federal funds sold	(27)	127	(154)	(51)	(26)	(25)
Certificates of deposit	(16)	(16)	—	(15)	(11)	(4)
Investment securities	633	(112)	745	(585)	(1,249)	664
Loans (2) (3)	4,929	3,319	1,610	12,641	7,304	5,337
Total interest income	$4,647	$2,847	$1,800	$9,565	$4,520	$5,045
Interest-bearing liabilities:
Interest-bearing deposits
Demand deposits	$(1,580)	$6,062	$(7,642)	$(4,984)	$2,639	$(7,623)
Savings deposits	(85)	(13)	(72)	(126)	(60)	(66)
Time deposits	(1,499)	794	(2,293)	(1,801)	1,460	(3,261)
Securities sold under agreements to repurchase	(339)	(73)	(266)	(1,612)	(560)	(1,052)
FHLB advances	(13)	(160)	147	(725)	(1,037)	312
Federal funds purchased	4	2	2	4	—	4
Subordinated debt	(242)	(188)	(54)	(818)	(750)	(68)
Junior subordinated debentures	(115)	32	(147)	(262)	24	(286)
Other debt	—	—	—	24	—	24
Total interest expense	(3,869)	6,456	(10,325)	(10,300)	1,716	(12,016)
Net interest income	$8,516	$(3,609)	$12,125	$19,865	$2,804	$17,061

1.
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
2.
The tax-exempt income is shown on a tax-equivalent basis.
3.
Nonaccrual loans have been included in the average balances.

Tax equivalent net interest income increased $19.9 million, or 11.5%, to $191.9 million for the nine months ended September 30, 2025, from $172.1 million for the same period in 2024. Net interest income and net interest margin increased primarily due to an increase in earning asset yields and a decrease in deposit and borrowing rates.

For the nine months ended September 30, 2025, average earning assets increased $68.4 million, or 1.0%, and average interest-bearing liabilities increased $4.7 million or 0.1% compared with average balances for the same period in 2024.

The changes in average balances for these periods are shown below:

•
Average interest-bearing deposits with other financial institutions decreased $40.0 million or 26.0%.
•
Average federal funds sold decreased $305,000 or 80.3%.
•
Average certificates of deposits investments decreased $345,000 or 11.9%.
•
Average loans increased by $170.0 million or 3.1%.
•
Average securities decreased by $61.0 million or 5.2%.
•
Average interest-bearing customer deposits increased by $86.6 million or 1.8%.
•
Average securities sold under agreements to repurchase decreased by $26.6 million or 11.9%.

•
Average borrowings and other debt decreased by $55.3 million or 14.7%.
•
Net interest margin increased to 3.71% for the first nine months of 2025 from 3.32% for the first nine months of 2024.

Provision for Credit Losses

The provision for credit losses for the nine months ended September 30, 2025 and 2024 was $7.6 million and $2.0 million, respectively. Net charge offs were $4.8 million for the nine months ended September 30, 2025, compared to net charge offs of $1.9 million for September 30, 2024. Nonperforming loans were $22.2 million and $18.2 million as of September 30, 2025 and 2024, respectively. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Credit Losses” sections below.

Other Income

An important source of the Company’s revenue is other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months September 30,				Nine months September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Wealth management revenues	$5,145	$5,816	$(671)	-11.5%	$16,350	$16,543	$(193)	-1.2%
Insurance commissions	7,089	6,003	1,086	18.1%	24,854	21,747	3,107	14.3%
Service charges	3,240	3,121	119	3.8%	9,136	9,304	(168)	-1.8%
Investment securities losses, net	(1,930)	(277)	(1,653)	596.8%	(2,111)	(433)	(1,678)	—%
Mortgage banking revenue, net	1,255	1,109	146	13.2%	3,036	2,853	183	6.4%
ATM/debit card revenue	4,182	4,267	(85)	-2.0%	12,464	12,603	(139)	-1.1%
Bank owned life insurance	1,255	1,196	59	4.9%	4,148	3,509	639	18.2%
Other	2,673	1,788	885	49.5%	3,489	3,797	(308)	-8.1%
Total other income	$22,909	$23,023	$(114)	-0.5%	$71,366	$69,923	$1,443	2.1%

Following are explanations of the significant changes in these other income categories for the three and nine months ended September 30, 2025 compared to the same period in 2024:

•
Wealth management revenues decreased due to agricultural services fee income decreasing as a result of lower commodity prices.
•
Insurance commissions increased primarily due to the acquisition of MRIG during the third quarter of 2024 and the acquisition of a portion of AAIG's customer list in July 2025.
•
Security losses, net increased due to strategic sales of securities during the period that allowed the Company to invest the resulting cash at a higher yield.
•
Other income increased for the three month period due to gains recognized on the sale of real estate assets as part of the Company's branch optimization project.

Other Expense

The following table sets forth the major components of other expense for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$33,570	$31,565	$2,005	6.4%	$98,941	$92,177	$6,764	7.3%
Net occupancy and equipment expense	9,196	8,055	1,141	14.2%	25,544	23,122	2,422	10.5%
Net other real estate owned expense	217	107	110	102.8%	393	171	222	129.8%
FDIC insurance	874	829	45	5.4%	2,596	2,600	(4)	-0.2%
Amortization of intangible assets	3,128	3,405	(277)	-8.1%	9,480	10,242	(762)	-7.4%
Stationery and supplies	411	482	(71)	-14.7%	1,209	1,243	(34)	-2.7%
Legal and professional	2,454	2,573	(119)	-4.6%	8,287	7,558	729	9.6%
Marketing and donations	959	836	123	14.7%	2,588	2,512	76	3.0%
ATM/debit card expense	2,052	1,869	183	9.8%	5,027	4,341	686	15.8%
Other operating expenses	4,285	4,212	73	1.7%	12,315	14,720	(2,405)	-16.3%
Total other expense	$57,146	$53,933	$3,213	6.0%	$166,380	$158,686	$7,694	4.8%

Following are explanations for the significant changes in these other expense categories for the three and nine months ended September 30, 2025 compared to the same period in 2024:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to regularly scheduled annual raises and increase in expense accrued for incentive compensation to be paid in 2026 based on overperformance compared to the 2025 budgeted net income. There were 1,178 and 1,207 full-time equivalent employees at September 30, 2025 and 2024, respectively.
•
The increase in occupancy and equipment and legal and professional fees expenses are primarily due to nonrecurring technology project expenses in the first three quarters of 2025.
•
The decrease in all other operating expenses during the first nine months of 2025 was primarily due to integration related expenses for Blackhawk Bank occurring during the first quarter of 2024.

Income Taxes

Total income tax expense amounted to $19.0 million (21.8% effective tax rate) for the nine months ended September 30, 2025, compared to $19.3 million (24.4% effective tax rate) for the same period in 2024. The decrease in effective rate is primarily related to a true-up of the Company's tax accrual and the state of Illinois law change that became effective during the second quarter of 2024 that required a one-time revalue of deferred taxes and resulted in a decrease Illinois apportionment percentage for all of 2025.

On July 4, 2025, The One Big Beautiful Bill Act, was signed into law. The Company has completed its evaluation of the provisions of the bill and does not expect it to have a material impact on its financial statements.

The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns. As of September 30, 2025, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2021.

Analysis of Consolidated Balance Sheets

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$163,905	1.23%	$212,513	1.28%
Obligations of states and political subdivisions	326,020	2.30%	324,046	2.28%
Mortgage-backed securities: GSE residential	714,690	2.34%	653,760	1.88%
Other securities	38,631	4.93%	69,396	4.27%
Total securities	$1,243,246	2.26%	$1,259,715	2.01%

At September 30, 2025, the Company’s investment portfolio decreased by $16.5 million from December 31, 2024 primarily due to the sale of fifteen securities, paydowns, calls and maturities of various securities mostly offset by the purchase of twenty-three securities. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of September 30, 2025 for investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2025 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$163,905	$152,759	$—	$152,759	$—	$—	$—	$—
Obligations of state and political subdivisions	326,020	272,508	46,700	202,313	21,829	—	—	1,666
Mortgage-backed securities (2)	714,690	629,806	—	—	—	—	—	629,806
Other securities	36,341	35,162	—	—	6,282	6,072	—	22,808
Total available-for-sale	$1,240,956	$1,090,235	$46,700	$355,072	$28,111	$6,072	$—	$654,280
Held-to-maturity:
Other securities	$2,290	$2,290	$—	$—	$—	$—	$—	$2,290
Equity securities:
Federal Agricultural Mtg Corp	85	422	—	—	—	—	—	422
Midwest Independent BankersBank	150	219	—	—	—	—	—	219
Equalize Community Development Fund	3,876	3,877	—	—	—	—	—	3,877
Total equity securities	$4,111	$4,518	$—	$—	$—	$—	$—	$4,518

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

Loans

The loan portfolio is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio at amortized cost, including loans held for sale, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	% Outstanding Loans	Amortized Cost	% Outstanding Loans
Construction and land development	$336,795	5.8%	$236,093	4.2%
Agricultural real estate	367,473	6.3%	390,760	6.9%
1-4 family residential properties	495,537	8.5%	496,597	8.8%
Multifamily residential properties	330,549	5.7%	332,644	5.9%
Commercial real estate	2,432,180	41.9%	2,417,585	42.6%
Loans secured by real estate	3,962,534	68.2%	3,873,679	68.4%
Agricultural loans	311,594	5.3%	239,671	4.2%
Commercial and industrial loans	1,349,863	23.1%	1,335,920	23.6%
Consumer loans	36,317	0.6%	53,960	1.0%
All other loans	163,730	2.8%	169,232	2.8%
Total loans	$5,824,038	100.0%	$5,672,462	100.0%

Loan balances increased $151.6 million, or 2.7%. The increase was primarily due to construction and land development loans increasing and increased seasonal demand for agricultural operating loans. The balance of real estate loans held for sale, included in the balances shown above, amounted to $5.5 million and $6.6 million as of September 30, 2025 and December 31, 2024, respectively.

Loans are geographically dispersed primarily throughout Illinois, the St. Louis Metro area, central Missouri, Texas, and southern Wisconsin. While these regions have experienced some economic stress during 2024 and 2025, the Company does not consider these locations high risk areas for quick and material economic shifts.

First Mid Bank does not have a concentration, as defined by the regulatory agencies and in Note 4, in construction and land development loans or commercial real estate loans as a percentage of the Company's total capital. At September 30, 2025 and December 31, 2024, First Mid Bank did have industry loan concentrations that exceeded 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	September 30, 2025		December 31, 2024
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$579,617	9.95%	$507,555	8.95%
Lessors of non-residential buildings	1,043,881	17.92%	1,049,372	18.50%
Lessors of residential buildings and dwellings	604,829	10.39%	557,285	9.82%
Hotels and motels	222,398	3.82%	not applicable

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of September 30, 2025, by contractual maturities (in thousands):

	Maturity (1)
	One year or less (2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$43,868	$169,341	$123,586	$336,795
Agricultural real estate	23,940	129,876	213,657	367,473
1-4 family residential properties	31,875	99,309	364,353	495,537
Multifamily residential properties	94,469	178,808	57,272	330,549
Commercial real estate	323,045	1,450,130	659,005	2,432,180
Loans secured by real estate	517,197	2,027,464	1,417,873	3,962,534
Agricultural loans	226,348	84,196	1,050	311,594
Commercial and industrial loans	446,364	587,901	315,598	1,349,863
Consumer loans	3,072	32,064	1,181	36,317
All other loans	26,793	17,230	119,707	163,730
Total loans	$1,219,774	$2,748,855	$1,855,409	$5,824,038

1.
Based upon remaining contractual maturity.
2.
Includes demand loans, past due loans and overdrafts.

As of September 30, 2025, loans with maturities over one year consisted of approximately $2.5 billion in fixed rate loans and approximately $2.1 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “modified”. Repossessed assets include primarily repossessed real estate and automobiles.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due. The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Nonaccrual loans	$20,787	$28,775
Modified loans which are performing in accordance with revised terms	1,412	1,060
Total nonperforming loans	22,199	29,835
Repossessed assets	1,471	2,195
Total nonperforming loans and repossessed assets	$23,670	$32,030
Nonperforming loans to loans, before allowance for credit losses	0.38%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.41%	0.56%

The $8.0 million decrease in nonaccrual loans during 2025 resulted from the net of $8.6 million of loans put on nonaccrual status offset by $12.2 million of loans becoming current or paid-off and $4.4 million of loans charged off. The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$5	—%	$6	—%
Agricultural real estate	1,097	5.3%	2,213	7.7%
1-4 family residential properties	5,344	25.7%	4,937	17.2%
Commercial real estate	9,785	47.1%	7,716	26.8%
Loans secured by real estate	16,231	78.1%	14,872	51.7%
Agricultural loans	190	0.9%	11,521	40.0%
Commercial and industrial loans	2,140	10.3%	2,071	7.2%
Consumer loans	150	0.7%	311	1.1%
Other loans	2,076	10.0%	—	—%
Total loans	$20,787	100.0%	$28,775	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $981,000 and $516,000 for the nine months ended September 30, 2025 and 2024, respectively.

The $1.3 million decrease in repossessed assets during the 2025 resulted from $184,000 of additional assets repossessed and $1.2 million repossessed assets sold, $257,000 write-downs, and no change in fair value premiums and discounts. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$933	63.4%	$1,084	39.8%
1-4 family residential properties	110	7.5%	568	20.9%
Commercial real estate	420	28.6%	527	19.4%
Total real estate	1,463	99.5%	2,179	80.1%
Consumer loans	8	0.5%	543	19.9%
Total repossessed collateral	$1,471	100.0%	$2,722	100.0%

Repossessed assets sold during the first nine months of 2025 resulted in $29,000 net gain related to real estate asset sales and net losses of $10,000 related to other asset sales. The Company also recognized no deferred losses and recorded $257,000 write-downs on real estate properties owned. Repossessed assets sold during the same period in 2024 resulted in net gains of $17,000 related to real estate asset sales and net gains of $6,000 related to other asset sales. The Company also recognized no deferred losses and recorded $47,000 write-downs on real estate properties owned.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, Missouri, Texas, and Wisconsin areas, where agriculture is a major industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2025, the Company’s loan portfolio included $678.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $579.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $48.1 million from $630.6 million at December 31, 2024 while loans concentrated in other grain farming increased $72.0 million from $507.6 million at December 31, 2024. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. In addition, the Company has $222.4 million of loans to motels and hotels. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $1.0 billion of loans to lessors of non-residential buildings, and $604.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of September 30, 2025 and 2024, and of changes in the allowance for the three and nine months ended September 30, 2025 and 2024, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average loans outstanding, net of unearned income	$5,758,645	$5,545,915	$5,703,152	$5,533,151
Allowance-beginning of period	71,160	68,312	70,182	68,675
Initial allowance on loans purchased with credit deterioration
Charge-offs:
Construction and land development	107	—	107	—
1-4 family residential properties	1	42	95	143
Commercial real estate	699	451	1,107	451
Agricultural	—	—	2,503	261
Commercial and industrial	942	1	1,654	643
Consumer	342	840	969	1,640
Total charge-offs	2,091	1,334	6,435	3,138
Recoveries:
Construction and land development	—	5	—	5
Agricultural real estate	53	—	53	—
1-4 family residential properties	78	88	230	237
Commercial real estate	5	9	16	175
Agricultural	198	25	415	25
Commercial and industrial	66	97	438	205
Consumer	103	306	454	598
Total recoveries	503	530	1,606	1,245
Net charge-offs (recoveries)	1,588	804	4,829	1,893
Provision (release) for credit losses	3,353	1,266	7,572	1,992
Allowance-end of period	$72,925	$68,774	$72,925	$68,774
Ratio of annualized net charge-offs to average loans	0.11%	0.06%	0.11%	0.07%
Ratio of allowance for credit losses to loans outstanding (at amortized cost)	1.25%	1.22%	1.25%	1.22%
Ratio of allowance for credit losses to nonperforming loans	329%	377%	329%	377%

The allowance for credit losses to nonperforming loans ratio has remained consistent due to the amount of nonperforming loans changing at a similar rate as the loan portfolio.

During the first nine months of 2025, the Company had net charge offs of $4.8 million compared to net charge offs of $1.9 million in 2024. During the first nine months of 2025, the Company had the following significant charge offs, two commercial real estate loans to two borrowers totaling $1.0 million, nine agricultural loans to eight borrowers totaling $1.8 million, seven commercial operating loans to six borrowers totaling $1.5 million, and one construction and land development loan to one borrower totaling $107,000. During the first nine months of 2024, the Company had the following significant charge offs, two commercial real estate loans to two borrowers totaling $0.5 million.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024 (dollars in thousands):

	Nine months ended September 30, 2025		Nine months ended September 30, 2024		Year ended December 31, 2024
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,367,899	—%	$1,407,721	—%	$1,407,537	—%
Interest-bearing	3,121,607	1.99%	3,019,098	2.28%	3,040,397	2.24%
Savings	634,619	0.11%	686,383	0.12%	675,622	0.12%
Time deposits	1,059,471	3.39%	1,023,647	3.74%	1,019,629	3.74%
Total average deposits	$6,183,596	1.60%	$6,136,849	1.76%	$6,143,185	1.74%

During the first nine months of 2025, the average balance of deposits increased by $40.4 million from the average balance for the year ended December 31, 2024. Average non-interest-bearing deposits decreased by $39.6 million, average interest-bearing balances increased by $81.2 million, average savings account balances decreased $41.0 million, and average balances of time deposits increased $39.8 million. Approximately 99% of the Company’s deposit accounts are less than $250,000. The average account balance for all deposit customers is approximately $23,000.

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2025 and 2024 and for the year ended December 31, 2024 (in thousands):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Year ended December 31, 2024
High month-end balances of total deposits	$6,289,542	$6,242,937	$6,242,937
Low month-end balances of total deposits	6,081,565	6,088,834	6,057,095

Balances of time deposits, including brokered time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits, including brokered time deposits of $100,000 or more at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
3 months or less	$239,768	$237,309
Over 3 through 6 months	255,862	206,586
Over 6 through 12 months	116,843	121,154
Over 12 months	96,282	72,818
Total	$708,755	$637,867

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are offered as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2025 and December 31, 2024 is presented below (dollars in thousands):

	September 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$200,506	$204,122
Federal Home Loan Bank advances:
FHLB-overnight	—	90,000
Fixed term-due in one year or less	50,000	7,435
Fixed term-due after one year	195,000	145,085
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	—	—
Subordinated debt	79,645	87,472
Junior subordinated debentures	24,419	24,280
Total	$549,570	$558,394
Average interest rate at end of period	3.09%	3.30%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$219,772	$282,285
Federal Home Loan Bank advances:
FHLB-overnight	25,000	90,000
Fixed term-due in one year or less	50,000	65,000
Fixed term-due after one year	195,000	223,744
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	4,000	—
Subordinated debt	87,505	106,934
Junior subordinated debentures	24,419	24,280

Averages for the period (YTD):
Securities sold under agreements to repurchase	$197,702	$221,789
Federal Home Loan Bank advances:
FHLB-overnight	6,838	560
Fixed term-due in one year or less	26,520	45,587
Fixed term-due after one year	182,189	193,802
Other borrowings:
Federal funds purchased	15	—
Debt due in one year or less	484	—
Subordinated debt	80,579	99,313
Junior subordinated debentures	24,356	24,168
Total	$518,683	$585,219
Average interest rate during the period	3.50%	3.71%

Securities sold under agreements to repurchase decreased $3.6 million during the first nine months of 2025 primarily due to the seasonal demands in balances. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2025 the advances, consisted of $245.0 million as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
25,000,000	0.5	4.33%	November 17, 2025
25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	5.0	3.16%	August 14, 2030
25,000,000	10.0	2.71%	March 5, 2035

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15.0 million. There was no balance on this line of credit as of September 30, 2025. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The Company and First Mid Bank, as applicable, were in compliance with the existing covenants at September 30, 2025 and 2024, and December 31, 2024.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes will bear interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum. On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. As a result, as of September 30, 2025, $76 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Blackhawk Subordinated Debt I Notes”). The Blackhawk Subordinated Debt I was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt I Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt I Indenture governs the terms of Blackhawk Subordinated Debt I Notes and provides that the Blackhawk Subordinated Debt I Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, Blackhawk Subordinated Debt I Notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, Blackhawk Subordinated Debt I Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of September 30, 2025, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Blackhawk Subordinated Debt II Notes”). The Blackhawk Subordinated Debt II was issued pursuant to the Indenture (the "Blackhawk Subordinated Debt II Indenture") between the Company and UMB Bank, as trustee. The Blackhawk Subordinated Debt II Indenture governs the terms of Blackhawk Subordinated Debt II Notes and provides that the Blackhawk Subordinated Debt II Notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, Blackhawk Subordinated Debt II Notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, Blackhawk Subordinated Debt II Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of September 30, 2025, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10.0 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points, 5.90% and 6.81% at September 30, 2025 and December 31, 2024, respectively).

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 185 basis points (6.15% and 7.06% at September 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (6.00% and 6.91% at September 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.51% and 8.17% at September 30, 2025 and December 31, 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.34% and 7.25% at September 30, 2025 and December 31, 2024, respectively) and resets quarterly.

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

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet. The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2025 (dollars in thousands):

	Rate Sensitive Within
	1 year	3 years	5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$179,680	$—	$—	$—	$179,680	$179,680
Certificates of deposit	1,050	—	—	—	1,050	1,050
Taxable investment securities	90,536	177,569	136,030	426,984	831,119	831,119
Nontaxable investment securities	43,473	49,969	92,931	79,551	265,924	265,924
Loans	3,135,688	1,810,798	643,164	234,388	5,824,038	5,524,687
Total	$3,450,427	$2,038,336	$872,125	$740,923	$7,101,811	$6,802,460
Interest-bearing liabilities:
Savings and NOW accounts	$1,019,852	$—	$—	$1,498,975	$2,518,827	$2,518,827
Money market accounts	1,184,964	—	—	—	1,184,964	1,184,964
Other time deposits	999,105	114,932	20,989	482	1,135,508	1,058,979
Short-term borrowings/debt	200,506	—	—	—	200,506	200,506
Long-term borrowings/debt	178,674	125,000	45,000	390	349,064	346,686
Total	$3,583,101	$239,932	$65,989	$1,499,847	$5,388,869	$5,309,962
Rate sensitive assets-rate sensitive liabilities	$(132,674)	$1,798,404	$806,136	$(758,924)	$1,712,942
Cumulative GAP	(132,674)	1,665,730	2,471,866	1,712,942
Cumulative amounts as % of total Rate sensitive assets	-1.9%	25.3%	11.4%	-10.7%
Cumulative Ratio	-1.9%	23.5%	34.8%	24.1%

The static GAP analysis shows that at September 30, 2025, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At September 30, 2025, the Company’s stockholders' equity increased $85.8 million or 10.1%, to $932.2 million from $846.4 million as of December 31, 2024. During the first nine months of 2025, net income contributed $68.1 million to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $32.4 million, net of tax. Dividends of $17.4 million were paid during the first nine months of 2025.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for banks by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, as applicable. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios. Management believes that, as of September 30, 2025 and December 31, 2024, the Company and First Mid Bank, as applicable, met all capital adequacy requirements, as further detailed in Note 10 of our consolidated financial statements.

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

Following the stockholders’ approval at the 2025 annual meeting of the Company, a maximum of 1,000,000 shares of common stock may be issued under the SI Plan. The Company awarded 79,635 and 53,766 restricted stock awards during 2025 and 2024, respectively, and 53,130 and 39,150 as stock unit awards during 2025 and 2024, respectively.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid-Illinois Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of September 30, 2025, 149,156 shares have been issued pursuant to the ESPP. During the nine months ended September 30, 2025 and 2024, 22,492 shares and 25,319 shares, respectively, were issued pursuant to the ESPP.

Stock Repurchase Program. On June 24, 2025, the Board of Directors approved a repurchase program (the "2025 Repurchase Program"), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company’s common stock. During 2025, the Company did not repurchase any shares. As of September 30, 2025, the Company had approximately 1.2 million shares or approximately $45.5 million in remaining capacity under the 2025 Repurchase Program.

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

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, Federal Reserve Bank's Discount Window, and the Company’s operating line of credit with The Northern Trust Company.

Details of the Company's liquidity sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $20 million from U.S. Bank, N.A., $20 million from Bankers' Bank, $15 million from The Northern Trust Company, $25 million from Zions Bank, and $20 million from BMO Bank, N.A. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2025, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2025, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced our contingent liquidity position by approximately $331.1 million as of September 30, 2025.
•
In addition, as of September 30, 2025, the Company had a revolving credit agreement in the amount of $15.0 million with The Northern Trust Company with an outstanding balance of $0 and $15.0 million in available funds. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2025 and 2024 and December 31, 2024.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2025 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$1,135,508	$999,105	$114,932	$20,989	$482
Debt	104,064	—	—	—	104,064
Other borrowing	445,506	250,506	75,000	95,000	25,000
Operating leases	15,234	3,139	5,575	3,541	2,979
Supplemental retirement	2,001	50	350	300	1,301
Total	$1,702,313	$1,252,800	$195,857	$119,830	$133,826

For the nine months ended September 30, 2025, net cash of $88.7 million was provided by operating activities, $139.3 million was used in investing activities, and $206.5 million was provided by financing activities. In total, cash and cash equivalents increased by $155.9 million since year-end 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025-July 31, 2025	—	$—	—	$45,564,000
August 1, 2025-August 31, 2025	—	—	—	48,528,000
September 1, 2025-September 30, 2025	—	—	—	45,456,000
Total	—	$—	—	$45,456,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit

Number

Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference

3.1	Amendment to Restated Certificate of Incorporation, dated May 12, 2025 Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2025
3.2	Restated Certificate of Incorporation, dated May 12, 2025 Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2025
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

Date: November 7, 2025

/s/ Joseph R. Dively
Joseph R. Dively
Chief Executive Officer

/s/ Jordan D. Read
Jordan D. Read
Chief Financial and Risk Officer