Form 10-K
period 2025-12-31
FIRST MID BANCSHARES, INC.
filed 2026-02-27
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $899,341,799. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of February 27, 2026, 24,082,479 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2026 Annual Meeting of Shareholders to be held on April 29, 2026	III

PART I

ITEM 1. BUSINESS

Company and Subsidiaries

First Mid Bancshares, Inc. (the “Company”), is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid Bank & Trust, N.A. (“First Mid Bank”). The Company offers insurance products and services to customers through its wholly owned subsidiary, First Mid Insurance Group, Inc. (“First Mid Insurance”). The Company offers trust, farm services, investment services, and retirement planning through its wholly owned subsidiary, First Mid Wealth Management Company. The Company also wholly owns a captive insurance company, First Mid Captive, Inc. Through First Mid Bank, the Company owns an investment subsidiary, First Mid Investments, Inc. In addition, the Company wholly owns five statutory business trusts, First Mid-Illinois Statutory Trust II (“First Mid Trust II”), Clover Leaf Statutory Trust I ("CLST Trust"), FBTC Statutory Trust I ("FBTCST I"), Blackhawk Statutory Trust I (BHST I), and Blackhawk Statutory Trust II (BHST II) all of which are unconsolidated subsidiaries of the Company. On August 15, 2023, the Company acquired Blackhawk Bank, which was merged into First Mid Bank on December 1, 2023. During the quarter ended September 30, 2024, the Company acquired Mid Rivers Insurance Group, Inc. which was subsequently merged into First Mid Insurance.

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

Human Capital

The Company is committed to building a workplace that attracts, develops, and retains top talent. The culture is grounded in six core values: Integrity, Motivation, Professionalism, Accountability, Commitment, and Teamwork. These values guide how we operate and support an engaging employee experience that encourages career growth, fulfillment, and long term success.

Diversity and Inclusion

The Company’s commitment to diversity and inclusion begins with the Board of Directors, which provides oversight of our culture and holds management accountable to build and maintain a diverse and inclusive environment. Creating and maintaining a work environment where every employee is treated with dignity and respect is fundamental to ensuring they can fully focus on performing their jobs to the best of their ability. The Company recognizes that its success depends on continually strengthening its culture of inclusion, where all employees feel valued and empowered to contribute.

Talent Engagement

For the past eight years, the Company has partnered with a trusted industry leader to conduct an annual employee engagement survey. In 2025, 98% of employees participated, providing strong confidence that the results accurately reflect meaningful employee feedback and highlight genuine areas for improvement.

To celebrate outstanding contributions, the Company’s CEO sponsors the annual Chairman’s Award for Excellence. This prestigious award allows employees to nominate peers who have consistently exceeded expectations or achieved exceptional results while exemplifying the Company’s core values.

The CEO also hosts a quarterly all-employee call to keep the workforce informed about Company updates and strategic initiatives. During these calls, employees are encouraged to submit questions in advance for management to address which fosters open communication and transparency. A cherished tradition of these calls is the recognition of top-performing employees, both for their achievements at work and their positive impact in the communities the Company serves.

Talent Development

The Company supports the personal and professional development of its employees through a variety of initiatives. Employees are offered tuition reimbursement of up to $3,500 annually for eligible educational courses, empowering them to pursue continued education and skill development. Additionally, all employees complete annual regulatory training tailored to their specific job functions, through a partnership with a third-party provider. To further enhance learning, employees have access to a robust library of career development content within the Company’s online learning management system.

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

The Company offers a range of professional development training to support job-specific skills, leadership growth, and compliance requirements. One example is The Banker Basics Mentor Program, designed to develop its frontline employees. In this program, experienced team members are selected by management to mentor and train new hires, focusing on core systems, customer service, and transaction processing. New employees spend their first ten days working one-on-one with a peer, gaining valuable on-the-job learning and support.

To enhance leadership skills, the Company implemented the Leadership Development Training: New to Manager Role program. This training equips managers with essential skills in hiring, coaching, holding crucial conversations, and driving employee engagement. Additionally, the Company provides advanced leadership training based on the principles outlined in the book The Leadership Pipeline. This interactive program targets executive, upper, and mid-level management, emphasizing the importance of coaching and mentoring team members. The purpose of this engaging program is to educate leaders that their role is to coach and mentor their team members. Regular one-on-one meetings with purposeful conversations is an expectation because it leads to better results and engagement of their team. After the formal training, participants deepen their learning through six months of follow-up cohort meetings, guided by the CEO and CHRO. In 2025, the Company further supported leadership growth by training almost fifty managers through its Leader of Leaders and Leader of Others programs.

Lastly, succession planning is conducted annually for the Company’s most senior leaders and high impact roles. The process includes identifying potential successors for different positions and assessing their readiness level to fill the role should it become vacant. Management focuses on intentional development with activities needed to prepare the employee for the next level.

Total Rewards

The Company is committed to enhancing employees’ overall experience by offering a competitive total rewards package, including compensation and benefits, designed to support and reward their contributions. In 2025, the Company prioritized its workforce by making meaningful investments to ensure ongoing competitiveness in the market. For compensation, the Company increased the starting rate of pay an additional $1.00 per hour, for the third consecutive year, positively impacting many entry level employees. Additionally, market pay adjustments were implemented for employees with 3 years of tenure or more and a certain performance score, helping to address wage compression and bring their pay closer to the midpoint of the salary range. All salary ranges were increased by 4%, providing employees with even greater opportunities for growth and earning potential within their roles. In addition, the Company provided more than a hundred hourly and salaried employees with spot bonuses in recognition of work on significant projects as well as the core system conversion. To further support employees, the Company enhanced its benefits by promoting health and financial well-being. A chronic condition management program was introduced at no cost to employees and their covered dependents enrolled in our medical plans, providing valuable resources to manage their health effectively.

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
Extra Vacation Week Buy Program
•
Maternity/Paternity Company Paid Leave
•
Tuition Reimbursement
•
Computer Purchase Program
•
Dress Professional Program
•
Service Anniversary/Retirement Recognition and Award
•
Chairman’s Award – Top Peer Recognition
•
Volunteer Time Recognition
•
Company Apparel – Company Pays 50%
•
Opportunity for Short Term Incentives and Long Term Incentives
•
Employee Referral Program
•
Verizon Cell Phone Discount
•
First Mid Marketplace Discount Program
•
Job Shadowing

Encouraging Volunteerism

The Company invests in and contributes to the growth and development of its communities. The Commitment to the Communities program encourages employees to be engaged in the communities where they live and work. In 2025, the Company’s employees volunteered 18,685 hours to organizations in their communities, compared to 22,321 hours in 2024. The Company also encourages employees to serve in leadership roles in these organizations as part of their professional development. Approximately, 38% of the Company’s workforce contributed to its annual United Way campaign and contributed an impressive $80,000. The Company matches 100% of those donations in the sequent year which resulted in a total contribution to the United Way of over $165,000 back to our communities in 2025.

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

Within the community banking line, the Company has focused on a variety of lending and deposit services products that meet the needs of the communities it serves. The Company has achieved significant growth in these areas. Total commercial real estate loans have increased from $1.7 billion at December 31, 2021 to $2.6 billion at December 31, 2025. Approximately 74% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2025. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning and investment services for individuals and employee benefit services for businesses as well as, farm management and brokerage services. The insurance brokerage line has focused on increasing property and casualty, senior insurance products and group medical insurance for businesses and personal lines insurance to individuals.

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

Risk Management Strategy. The Company maintains a comprehensive risk management framework. The Company has initiated an Enterprise Risk Management (“ERM”) process whereby management assesses the relevant risks inherent in the business, determines internal controls and procedures are in place to address the various risks, develops a structure for monitoring and reporting risk indicators and trends over time, and incorporates action plans to manage risk positions. The ERM process was not undertaken as a result of any weaknesses or deficiencies identified during the Company’s control assessments but rather is part of the Company’s effort to continually assess and improve by taking a more holistic approach to risk management. The Company's Chief Risk Officer is responsible for facilitating the ERM process. The Company utilizes a comprehensive set of operational policies and procedures that have been developed over time. These policies are continually reviewed by management, the Chief Risk Officer, and the Board of Directors. The Company’s internal audit function completes procedures to verify compliance with these policies. While there are several risks that pertain to the business of banking, three risks that are inherent with most banking companies are credit risk, interest rate risk, and liquidity risk.

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receive significant oversight from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of our loan officers in order to keep credit losses to a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the senior management, must approve all underwriting decisions in excess of $10 million and up to $30 million. The Board of Directors must approve all underwriting decisions in excess of $30 million. The legal lending limit for First Mid Bank was $136.5 million at December 31, 2025. While the underlying nature of lending will result in some amount of credit losses, First Mid's credit loss experience has been good with average net charge offs amounting to $3.1 million (0.06% of total loans) over the past five years. Nonperforming loans were $31.9 million (0.53% of total loans) at December 31, 2025. These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals, from various departments, who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool for evaluating these risks. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment can lead to some amount of compression in the net interest margin. For 2025, the Company’s net interest margin on a tax-effected basis increased to 3.70% as of December 31, 2025 from 3.34% in December 31, 2024 primarily due to continued focus on loan pricing on new and renewed loans, continued efforts to increase the performance of the investment portfolio, and a decrease in funding costs.

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

During 2025, First Mid Bank operated branches in the Illinois counties of Adams, Boone, Champaign, Clark, Coles, Cumberland, Douglas, Edgar, Effingham, Jackson, Jefferson, Kane, Knox, Lawrence, Macon, Madison, McHenry, McLean, Moultrie, Peoria, Piatt, Saline, St. Clair, Wabash, White, Williamson, and Winnebago, Missouri counties of Boone, Camden, Cole, Lincoln, St. Charles and St. Louis, Wisconsin county of Rock, and the Texas county of Tarrant. Each branch primarily serves the community in which it is located. First Mid Bank served sixty different communities with fifty-four separate locations in Illinois, eighteen locations in Missouri, three locations in Wisconsin, one location in Texas, and one office in Indiana dedicated for agency finance and loan production.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

Blackhawk Bancorp, Inc.

On March 20, 2023, the Company and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Blackhawk Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk merged with and into Merger Sub, whereupon the separate corporate existence of Blackhawk ceased and Merger Sub continued as the surviving company and a wholly-owned subsidiary of the Company (the “Blackhawk Merger”).

Subject to the terms and conditions of the Blackhawk Merger Agreement, at the effective time of the Blackhawk Merger, each share of common stock, par value $0.01 per share, of Blackhawk issued and outstanding immediately prior to the effective time of the Blackhawk Merger (other than shares held in treasury by Blackhawk and dissenting shares) were converted into and became the right to receive 1.15 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Blackhawk Merger to Blackhawk’s shareholders and equity award holders was 3,290,222 shares of Company common stock valued at $93.51 million and $1,928 of cash in lieu of fractional shares.

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

As of December 31, 2025, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.67%, a Tier 1 risk-based ratio of 13.55%, a common equity Tier 1 capital ratio of 13.16% and a leverage ratio of 11.07%.

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

The Company expensed $3.5 million, $3.5 million and $3.3 million for its insurance assessment during 2025, 2024, and 2023 respectively.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the years ended December 31, 2025, 2024, and 2023 the Company expensed supervisory fees totaling $661,000, $774,000, and $703,000, respectively. Changes in total expense are due to changes in assessment rates and increases in total assets of First Mid Bank.

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

During the year ended December 31, 2025, First Mid Bank was not required to increase capital to an amount in excess of the minimum regulatory requirements, and capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies. First Mid Bank's total risk-based capital ratio was 14.47%, Tier 1 risk-based ratio was 13.29%, common equity Tier 1 ratio was 13.29% and leverage ratio was 10.88%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded minimum capital requirements under applicable guidelines as of December 31, 2025. As of December 31, 2025, approximately $54.5 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the OCC, as applicable, determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (66)	Chairman of the Board of Directors and Chief Executive Officer
Matthew K. Smith (51)	President
Michael L. Taylor (57)	Senior Executive Vice President and Chief Operating Officer
Jordan D. Read (36)	Executive Vice President and Chief Financial and Risk Officer
Eric S. McRae (60)	Executive Vice President and Chief Lending Officer
Bradley L. Beesley (54)	Executive Vice President and Chief Wealth Management Officer
Clay M. Dean (51)	Executive Vice President and Chief Insurance Services Officer
Amanda D. Lewis (46)	Executive Vice President and Chief Operations Officer
Rhonda R. Gatons (54)	Executive Vice President and Chief Human Resources Officer
Stas R. Wolak (49)	Executive Vice President and Chief Retail Banking Officer
Jason M. Crowder (55)	Executive Vice President and General Counsel
Megan E. McElwee (38)	Executive Vice President and Chief Credit Officer
Regina P. Nelson (55)	Executive Vice President and Chief Marketing Officer
Anya Y. Schuetz (51)	Senior Vice President and Director of Project Management
Jeremy R. Frieburg (45)	Senior Vice President and Chief Information Officer

Joseph R. Dively, age 66, has been with the Company since 2011. He has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since January 2014. He was the President of the Company from January 2014 to June 2025. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011.

Matthew K. Smith, age 51, has been with the Company since 2016. He has been President of the Company since June 2025. He served as Executive Vice President of the Company since November 2016 and Chief Financial Officer of the Company from July 2017 to June 2025. He was Treasurer and Vice President of Finance and Investor Relations with Consolidated Communications, Inc from 1997 to 2016 and with Marine Bank prior.

Michael L. Taylor, age 57, has been with the Company since 2000. He has been Senior Executive Vice President of the Company since 2014 and Chief Operating Officer of the Company since July 2017. He served as Chief Financial Officer of the Company from 2000 to 2017. He served as Executive Vice President of the Company from 2007 to 2014.

Jordan D. Read, age 36, has been with the Company since 2021. He has been Executive Vice President of the Company since January 2024 and Chief Financial Officer of the Company since June 2025, and Chief Risk Officer of the Company since August 2021. He was Director of Internal Audit of Enterprise Bank & Trust from 2018 to 2021.

Eric S. McRae, age 60, has been with the Company since 1999. He has been Executive Vice President of the Company since 2008. He has been Chief Lending Officer of the Company since January 2022.

Bradley L. Beesley, age 54, has been with the Company since 2007. He has been Executive Vice President of the Company and Chief Wealth Management Officer of the Company since 2015. He has been Chief Executive Officer and President of First Mid Wealth Management Company since 2018.

Clay M. Dean, age 51, has been with the Company since 2010. He has been Executive Vice President of the Company since January 2019 and Chief Insurance Services Officer of the Company since 2015. He has severed as Chief Executive Officer and President of First Mid Insurance since September 2014.

Amanda D. Lewis, age 46, has been with the Company since 2001. She has been Executive Vice President of the Company since January 2019 and Chief Operations Officer for the Company since July 2023. She served as Senior Vice President of the Company from 2014 to 2019.

Rhonda R. Gatons, age 54, has been with the Company since 2016. She has been Executive Vice President of the Company since April of 2022 and Chief Human Resources Officer of the Company since March 2016. Prior to joining the Company, she was the Director of Human Resources at Midland States Bank.

Stas R. Wolak, age 49, has been with the Company since 2024. He has been Executive Vice President and the Chief Retail Banking Officer of the Company since February 2024. Prior to joining the Company, he was the Sales and Client Experience Director at PNC Bank from 2013 to 2023.

Jason M. Crowder, age 55, has been with the Company since 2019. He has been Executive Vice President of the Company since April 2025 and General Counsel of the Company since August 2019. Prior to joining the Company, he was the Corporate Counsel of Petersen Health Care, Inc., from 2008 to July 2019, and an attorney at Heller, Holmes & Associates from 1996 to 2008.

Megan E. McElwee, age 38, has been with the Company since 2011. She has been Executive Vice President of the Company since April 2025 and Chief Credit Officer of the Company since January 2022.

Regina P. Nelson, age 55, has been with the Company since 2025. She has been Executive Vice President and Chief Marketing Officer of the Company since November 2025. Prior to joining the Company, she was a Vice President and Director of Consumer Marketing Strategy at Commerce Bank.

Anya Y. Schuetz, age 51, has been with the Company since 2013. She has been Senior Vice President of the Company since February 2023 and Director of Project Management of the Company since January 2013.

Jeremy R. Frieburg, age 45, has been with the Company since 2024. He has been Senior Vice President and the Chief Information Officer of the Company since February 2024. Prior to joining the Company, he was a Chief Information Officer for INB, N.A. from 2021 to 2024.

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

Credit Risks

Loan customers or other counterparties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $4.1 billion in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2025. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

Declines in the value of securities held in the investment portfolio may negatively affect the Company’s earnings and capital. The value of an investment in the portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect the Company’s future earnings and capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on the Company’s accumulated other comprehensive loss and shareholders’ equity depending upon the direction of the fluctuations.

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

If the Company’s stock price declines from levels at December 31, 2025, management will evaluate the goodwill balance for impairment, and if the values of the business has declined, the Company could recognize an impairment charge for its goodwill. Management performed its annual goodwill impairment assessment as of September 30, 2025. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

Economic and Market Conditions Risks

Difficult economic conditions and market disruption have adversely impacted the banking industry and financial markets generally and may again significantly affect the business, financial condition, or results of operations of the Company. The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings. These adverse conditions could lead to the Company having a diminished capacity for dividend payments.

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

The Company and the banking industry are subject to government regulation, legislation, and policy. Government regulation, legislation and policy affect the Company and the banking industry as a whole, including the Company’s business and results of operations. The Company’s results of operations could be adversely affected by changes in how existing regulations are interpreted or applied by government agencies, or by the adoption of new government regulation, legislation, and policy. These changes may require the Company to invest significant funds and management attention and resources in order to reach compliance. In addition, any enforcement matters could impact supervisory and CRA ratings, which may restrict or limit the Company’s activities. Business results could be negatively effected by new regulatory accounting standards required to be implemented by the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

The Company’s Information Security strategy prioritizes the identification, analysis and response to known, anticipated or unexpected threats; effective management of security risks; and resiliency against incidents. The Company’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. The Company has policies in place, including an Information Security Program to implement risk-based controls to protect the Company’s information, information systems, business operations, products and related services, and the information of the Company’s customers. The Company has adopted security-control principles based on generally accepted industry-recognized standards, and contractual requirements, as applicable. The Company leverages industry associations, third-party benchmarking, the results from regular internal and third-party audits, including penetration testing, threat intelligence feeds, and other similar resources to inform the Company’s cybersecurity processes and allocate resources.

The Company maintains security programs that include physical, administrative and technical safeguards and maintains plans and procedures intended to assist the Company in preventing and appropriately responding to cybersecurity threats or incidents. Through the Company’s cybersecurity risk management process, the Company monitors on an ongoing basis cybersecurity vulnerabilities and potential attack vectors to Company systems, and evaluates the potential operational and financial effects of identified threats and related countermeasures. The Company also periodically engages third-party consultants to assist in assessing, enhancing, implementing, and monitoring the Company’s cybersecurity risk management programs and responding to incidents.

The Company conducts tabletop testing of business continuity plans as outlined in the Company’s Business Continuity Management Program. The Company has also established an Incident Response Plan that outlines steps and responsibilities to be taken during a cybersecurity incident. As part of the Company’s cybersecurity risk management process, the Company conducts an annual “tabletop” exercise during which the Company simulates cybersecurity incidents to assess preparedness and identify opportunities for improvement. These exercises are conducted at both the technical and senior management levels. In addition, all employees are required to complete mandatory annual cybersecurity training courses and participate in bi-weekly phishing simulations Designed to enhance awareness of social engineering threats.

The Company has established a Vendor Management Program that forms part of the Company’s Enterprise Risk Management program and is supported by the Company’s security, compliance, and third-party partners. Through this program, the Company assesses cybersecurity risks associated with third-party service providers with whom the Company shares personal identifying and confidential information. Vendors with access to personal identifying and confidential information are subject to more rigorous initial and more frequent ongoing due diligence, including reviews of Service Organization Control 2 reports, information security policies, vulnerability and penetration tests, human resource policies, and business continuity plans. The Company continues to enhance its oversight processes to mature how cybersecurity risks associated with third-party products and services are identified and managed.

The Company has experienced, and may in the future experience, whether directly or through the Company’s third-party partners, cybersecurity incidents. While prior incidents have not materially affected the Company’s business strategy, results of operations or financial condition, and although the Company’s processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect the Company’s business strategy, results of operations or financial condition. The Company maintains cyber insurance coverage intended to help mitigate certain potential losses related to cybersecurity incidents.

For further discussion about these risks, see “Item 1A. Risk Factors – Operational Risks”

The Company integrates its cybersecurity practices into the Company’s Enterprise Risk Management program to enhance the identification, assessment, and monitoring of cyber-related operational, regulatory, and compliance risks. The Enterprise Risk Management Program, Information Security Program, Incident Response Plan, Business Continuity Management Program, and Vendor Management Program are approved by the Company’s Risk Oversight Committee (ROC), which is a management committee overseen by the Company’s Board of Directors and chaired by the Company’s Chief Financial and Risk Officer. The ROC brings together a multidisciplinary group to take an enterprise-wide view risk and promote risk awareness and sound risk management practices. Subcommittees and working groups are also in place to discuss technical expertise on specific areas of risk within the Company and provide updates to ROC.

Governance

The Company’s Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function. Oversight of cybersecurity risk has been delegated to the Board Risk Committee and Audit Committee, each of which reports to the full Board on a quarterly basis. The Board Risk Committee oversees management’s implementation and maintenance of the Company’s cybersecurity risk program and management’s response to material issues. The Audit Committee reviews the Company’s cybersecurity processes and compliance with governance policies and procedures. The Enterprise Risk Management program is reviewed and approved by the Board Risk Committee.

The Company’s Information Security Risk Officer, who is a member of the risk management team reporting to the Chief Financial and Risk Officer, provides quarterly briefings to the ROC and the Board Risk Committee on cybersecurity risks. These briefings may include assessments of cyber risks, the threat landscape, updates on material incidents, and information regarding cybersecurity risk mitigation and governance. In the event of a potentially material cybersecurity incident, the Incident Response Team is notified and briefed, and meetings with the Incident Response Team, which includes management, are held, with the Board of Directors being briefed, as appropriate. The Information Security Risk Officer has over 20 years of experience in information security and network administration, including extensive experience in the banking industry, and holds multiple industry-recognized certifications.

The Company’s Chief Technology Officer, who reports to the Chief Information Officer, provides oversight of the Company’s cybersecurity program as part of broader technology leadership responsibilities. The Chief Technology Officer oversees the Company’s Security Operations Team, which supports the Company’s efforts to identify, prevent, detect, respond to and recover from cybersecurity threats. The Security Operations Team is comprised of personnel with extensive information technology experience across both public and private sectors. The Chief Technology Officer has over 25 years of experience across cybersecurity, software development, systems, networking, and other technology- disciplines, including significant experience in technology leadership roles.

ITEM 2. PROPERTIES

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois and is owned and used by First Mid Bank for various operation purposes. In addition, First Mid Bank owns facilities located at 1420 Wabash Avenue, Mattoon, Illinois, which is used by branch support operations and 1100 Broadway Avenue, Mattoon, Illinois which is used by loan operations.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by First Mid Insurance, and by First Mid Bank for back-room operations. First Mid Insurance also uses a building owned by First Mid Bank at 1501 Broadway Avenue. First Mid Bank also conducts business through numerous facilities, owned, leased, and located on land only leases in twenty-seven counties throughout Illinois, six throughout Missouri, one county in Wisconsin, and one county in Texas. Of the seventy-six banking offices operated by First Mid Bank, fifty-five are owned, eighteen are leased from non-affiliated third parties, and three are located in land only leases with non-affiliated third parties. First Mid Bank also has an office in metro Indianapolis, Indiana that provides agency finance. In addition to having employees throughout the First Mid Bank footprint, First Mid Insurance Group and First Mid Wealth Management conduct business in numerous other facilities. First Mid Insurance leases facilities located in four counties in Illinois and two counties in Missouri from non-affiliated third parties. First Mid Wealth Management owns a facility located at 1321 Charleston Avenue, Mattoon, Illinois and leases facilities located in three counties in Illinois from non-affiliated third parties.

None of the properties owned by the Company are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2025 was $90.8 million.

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

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2025. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item 1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.

The following table summarizes share repurchase activity for the fourth quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2025 – October 31, 2025	—	$—	—	$42,876,000
November 1, 2025 – November 30, 2025	—	—	—	45,672,000
December 1, 2025 – December 31, 2025	—	—	—	46,800,000
Total	—	$—	—	$46,800,000

On June 24, 2025, the Board of Directors approved a repurchase program (the "2025 Repurchase Program"), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company's common stock. During 2025, the Company did not repurchase any shares through this plan.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2025, 2024, and 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2025, 2024, and 2023 Overview

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

Net income was $91.7 million, $78.9 million, and $68.9 million and diluted earnings per share were $3.83, $3.30, and $3.15 for the years ended December 31, 2025, 2024, and 2023, respectively. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Return on average assets	1.20%	1.04%	0.97%
Return on average common equity	10.24%	9.67%	10.10%
Average common equity to average assets (non-GAAP)	11.68%	10.76%	9.61%

Total assets at December 31, 2025, 2024, and 2023 were $7.97 billion, $7.52 billion, and $7.59 billion, respectively. Net loan balances increased to $5.94 billion at December 31, 2025, from $5.60 billion at December 31, 2024, and from $5.51 billion at December 31, 2023. The increase in 2025 was primarily due to organic growth within the established footprint.

Total deposit balances increased to $6.40 billion at December 31, 2025 from $6.06 billion at December 31, 2024 which was a decrease from $6.12 billion at December 31, 2023. The increase in 2025 was primarily due to an increase in CD's, brokered CDs, and non-interest bearing deposits.

The decrease in 2024 was due primarily to a reduction in brokered CDs and purchased CDs as part of the Company's strategy to reduce its cost of funds.

Net interest margin (tax effected), defined as net interest income divided by average interest-earning assets, was 3.70% for 2025, 3.34% for 2024 and 3.05% for 2023. The increase in 2025 was primarily due to the continued efforts on improving loan yields for new and renewed loans, continued efforts to increase the performance of the investment portfolio, and a decrease in funding costs. The increase in 2024 was primarily due to efforts on improving loan yields for new and renewed loans.

Net interest income increased to $256.2 million in 2025 from $228.7 million in 2024 and $193.5 million in 2023. During 2025 and 2024, the increase in net interest income was primarily due to the previously mentioned explanation for the increase in net interest margin (tax effected).

Non-interest income decreased and increased, respectively, to $93.1 million in 2025 compared to $96.3 million in 2024 and $86.8 million in 2023. The decrease in 2025 was primarily due to the losses recognized on the sale of low performing securities in the investment portfolio. The increase in 2024 was primarily due to the Blackhawk Bank acquisition being present for a full calendar year and the increase in insurance commissions due to the acquisition of Mid Rivers Insurance Group in 2024.

Non-interest expenses increased to $222.2 million in 2025 compared to $215.0 million in 2024, and $185.7 million in 2023. The increase in 2025 was primarily due to the increase in incentive compensation related to over performance of budgeted financial metrics partially offset by gains on the sale of buildings as part of a branch optimization project that reduced in other expenses. The increase in 2024 is primarily due to increased employees and locations from the Blackhawk Bank acquisition being present for a full calendar year.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2025 vs 2024	2024 vs 2023
Net interest income	$27,437	$35,265
Provision for credit losses	(4,286)	469
Other income, including securities transactions	(3,235)	9,500
Other expenses	(7,264)	(29,243)
Income taxes	199	(6,028)
Increase (decrease) in net income	$12,851	$9,963

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $31.9 million at December 31, 2025 compared to $29.8 million at December 31, 2024, and $20.1 million at December 31, 2023. Repossessed Assets balances totaled $2.9 million at December 31, 2025 compared to $2.7 million at December 31, 2024, and $1.2 million at December 31, 2023. The Company’s provision for credit losses was $9.9 million for 2025, compared to $5.6 million for 2024, and $6.1 million for 2023. The increase in provision expense for 2025 was expected as the industry returns to a normal credit cycle. The decrease of provision expense in 2024 was primarily due to the provision requirements in 2023 for the acquisition of Blackhawk Bank.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2025, 2024, and 2023 was 13.55%, 12.82%, and 12.02%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2025, 2024, and 2023 was 15.67%, 15.37% and 14.84%, respectively. The increases in 2025 and 2024 were primarily due to net income of the Company exceeding dividends paid to shareholders.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2025, 2024, and 2023 were $1.4 billion, $1.4 billion, and $1.3 billion, respectively. See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Allowance for Credit Losses - Loans. The Company believes the allowance for credit losses for loans is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. The allowance for credit losses is a valuation account to adjust the cost basis to the amount expected to be collected, based on the Company's loss experience, current conditions, and reasonable and supportable forecasts. It represents the best estimate of losses inherent in the existing loan portfolio. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including loan loss experience, expected cash flows and estimated collateral values. In assessing these factors, the Company uses relevant available information, from internal and external sources, relating to, current conditions and reasonable and supportable forecasts.

In order to determine the allowance for credit losses, the portfolio is segregated into pools for not individually evaluated loans that share similar risk characteristics. The Company's credit loss experience provides the basis for the estimate of expected credit losses. Adjustments to this experience are made for relevant factors to each pool including merger and acquisition activity, economic conditions, changes in policies, procedures and underwriting, and concentrations. The Company estimates the appropriate level of allowance for credit losses for individually evaluated loans by evaluating them separately. A specific allowance is assigned to a loan when expected cash flows or collateral are less than the carrying amount of the loan.

Income Taxes. The Company is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where we conduct business. Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations. Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law. When preparing the Company’s income tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law. Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year. On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% was used for all years. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $3.1 million, $3.1 million, and $3.1 million for 2025, 2024, and 2023, respectively, were 3.65%, 3.28%, and 3.00% at December 31, 2025, 2024, and 2023, respectively. The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$155,839	$5,307	3.41%	$145,502	$7,900	5.42%	$82,640	$5,107	6.18%
Federal funds sold	76	3	3.67%	297	53	18.00%	8,299	419	5.05%
Certificates of deposit investments	2,297	103	4.47%	3,053	144	4.71%	1,822	98	5.37%
Investment securities (1)	1,106,919	30,822	2.78%	1,153,216	31,084	2.67%	1,241,315	34,196	3.05%
Loans (TE)(1)(2)(3)	5,749,728	339,842	5.91%	5,558,527	321,498	5.78%	5,079,949	263,406	5.19%
Total earning assets	7,014,859	376,077	5.36%	6,860,595	360,679	5.25%	6,414,025	303,226	4.73%
Other nonearning assets	726,346			804,459			749,078
Allowance for credit losses	(71,802)			(68,805)			(62,878)
Total assets	$7,669,403			$7,596,249			$7,100,225
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,132,691	61,312	1.96%	$3,040,397	67,999	2.24%	$2,618,452	47,939	1.83%
Savings deposits	633,186	775	0.12%	675,622	810	0.12%	663,760	739	0.11%
Time deposits	1,074,940	36,240	3.37%	1,019,629	38,110	3.74%	961,162	28,616	2.98%
Total interest-bearing deposits	4,840,817	98,327	2.03%	4,735,648	106,919	2.26%	4,243,374	77,294	1.82%
Securities sold under agreements to repurchase	199,430	4,490	2.25%	221,789	6,448	2.91%	225,307	6,565	2.91%
FHLB advances	226,121	8,370	3.70%	239,949	8,673	3.61%	462,197	16,779	3.63%
Federal funds purchased	39	7	17.95%	—	1	—%	192	10	5.21%
Subordinated debt	76,140	3,790	4.98%	99,313	4,454	4.48%	99,638	4,196	4.18%
Junior subordinated debentures	24,376	1,817	7.45%	24,168	2,156	8.92%	21,337	1,859	8.87%
Other debt	361	24	7%	1	—	—%	—	—	—%
Total borrowings	526,467	18,498	3.51%	585,220	21,732	3.71%	808,671	29,409	3.64%
Total interest-bearing liabilities	5,367,284	116,825	2.18%	5,320,868	128,651	2.42%	5,052,045	106,703	2.11%
Demand deposits	1,353,150			1,407,537			1,312,023
Other liabilities	52,991			50,665			53,838
Stockholders’ equity	895,978			817,179			682,319
Total liabilities and stockholders' equity	$7,669,403			$7,596,249			$7,100,225
Net interest income		$259,252			$231,791			$196,523
Net interest spread			3.18%			2.83%			2.62%
TE net yield on interest-earning assets			3.70%			3.34%			3.05%

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
(3)
Includes loans held for sale

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease)			Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$(2,593)	$523	$(3,116)	$2,793	$3,486	$(693)
Federal funds sold	(50)	(24)	(26)	(366)	(687)	321
Certificates of deposit investments	(41)	(34)	(7)	46	59	(13)
Investment securities (1)	(25)	(1,245)	1,220	(3,349)	(2,183)	(1,166)
Loans (2)	18,344	11,092	7,252	58,089	26,325	31,764
Total interest income	15,635	10,312	5,323	57,213	27,000	30,213
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	(6,687)	2,020	(8,707)	20,060	8,392	11,668
Savings deposits	(35)	(35)	—	71	12	59
Time deposits	(1,870)	2,010	(3,880)	9,494	1,828	7,666
Total interest-bearing deposits	(8,592)	3,995	(12,587)	29,625	10,232	19,393
Securities sold under agreements to repurchase	(1,958)	(603)	(1,355)	(117)	(117)	—
FHLB advances	(303)	(513)	210	(8,106)	(8,015)	(91)
Federal funds purchased	6	—	6	(9)	(5)	(4)
Subordinated debt	(664)	(1,121)	457	258	(14)	272
Junior subordinated debentures	(339)	19	(358)	297	251	46
Other debt	24	—	24	—	—	—
Total borrowings	(3,234)	(2,218)	(1,016)	(7,677)	(7,900)	223
Total interest expense	(11,826)	1,777	(13,603)	21,948	2,332	19,616
Net interest income	$27,461	$8,535	$18,926	$35,265	$24,668	$10,597

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discount related to loans acquired.

Net interest income on a tax-effected basis increased $27.5 million or 11.8% in 2025 compared to an increase of $35.3 million or 17.9% in 2024. Net interest income on a tax-effected basis and tax effected net interest margin increased primarily due to the continued focus on loan yields for new and renewed loans, continued efforts to increase the performance of the investment portfolio, and a decrease in funding costs.

In 2025, average earning assets increased by $154.3 million, or 2.2%, and average interest-bearing liabilities increased by $46.4 million or 0.9%. These increases were primarily due to organic growth.

Provision for Credit Losses

The provision for credit losses in 2025 was $9.9 million compared to $5.6 million in 2024 and $6.1 million in 2023. Nonperforming loans increased to $31.9 million at December 31, 2025 from $29.8 million at December 31, 2024 and $20.1 million at December 31, 2023. The increase in provision expense in 2025 was expected as the industry returns to a normal credit cycle. The decrease in provision expense in 2024 was primarily due to the required provision in 2023 tied to the Blackhawk Bank acquisition. Net charge-offs were $5.2 million during 2025, $4.1 million during 2024 and $0.3 million during 2023. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Nonperforming Other Assets” and “Loan Quality and Allowance for Credit Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (dollars in thousands):

				Change From Prior Year
				2025		2024
	2025	2024	2023	$	%	$	%
Wealth management revenues	$22,941	$22,818	$20,793	$123	0.5%	$2,025	9.7%
Insurance commissions	32,295	28,552	24,814	3,743	13.1%	3,738	15.1%
Service charges	12,297	12,362	10,881	(65)	-0.5%	1,481	13.6%
Securities gains (losses), net	(2,509)	(433)	3,383	(2,076)	479.4%	(3,816)	-112.8%
Mortgage banking, net	3,660	3,957	2,282	(297)	-7.5%	1,675	73.4%
ATM / debit card revenue	16,411	16,807	14,347	(396)	-2.4%	2,460	17.1%
Bank owned life insurance	5,475	4,728	4,957	747	15.8%	(229)	-4.6%
Other income	2,481	7,495	5,329	(5,014)	-66.9%	2,166	40.6%
Total other income	$93,051	$96,286	$86,786	$(3,235)	-3.4%	$9,500	10.9%

Total non-interest income decreased and increased, respectively, to $93.1 million in 2025 compared to $96.3 million in 2024 and $86.8 million in 2023. The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Wealth management revenues increased in 2024 primarily due to growth in net brokerage fees and trust management fees. Total assets under management were $6.6 billion at December 31, 2025 compared to $6.4 billion at December 31, 2024 and $6.1 billion at December 31, 2023.
•
Insurance commissions increased in 2025 primarily due to Mid Rivers Insurance Group Inc. acquisition being present the entire calendar year and the acquisition of part of AAdvantage Insurance Group LLC's book of business in July 2025 accompanied by organic growth. The increase in 2024 was primarily due the acquisition of Mid Rivers Insurance Group and Purdum, Gray, Ingledue, Beck Inc. Insurance being present the entire calendar year.
•
Fees from service charges increased in 2024 primarily due to Blackhawk Bank being present the entire calendar year.
•
Net securities losses in 2025 were $2.5 million compared to losses of $433,000 in 2024 and gains $3.4 million in 2023. The losses in 2025 and 2024 were due to management's efforts to improve earning asset yields through the sales of low-yielding bonds.
•
The increase in mortgage banking income during 2024 was primarily due to Blackhawk Bank being present the entire calendar year.
•
Revenue from ATMs and debit cards increased in 2024 primarily due to Blackhawk Bank being present the entire calendar year.
•
Other income decreased during 2025 primarily due to the repurchase of subordinated debt resulting in a gain in 2024 instead of a loss in 2025, recognition of contingent income accrued by Blackhawk Bank prior to their acquisition in 2024, and gains on the sale of fixed assets being presented in other income in 2024 compared to other expenses in 2025. Other income increased during 2024 primarily due to Blackhawk Bank being present the entire calendar year.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (dollars in thousands):

				Change From Prior Year
				2025		2024
	2025	2024	2023	$	%	$	%
Salaries and employee benefits	$134,615	$124,134	$104,962	$10,481	8.4%	$19,172	18.3%
Net occupancy and equipment expense	36,579	30,407	26,946	6,172	20.3%	3,461	12.8%
Net other real estate owned expense	539	411	1,862	128	31.1%	(1,451)	-77.9%
FDIC insurance expense	3,476	3,463	3,339	13	0.4%	124	3.7%
Amortization of other intangible assets	12,443	13,556	9,127	(1,113)	-8.2%	4,429	48.5%
Stationery and supplies	1,770	1,885	1,346	(115)	-6.1%	539	40.0%
Legal and professional	10,746	12,944	7,379	(2,198)	-17.0%	5,565	75.4%
Marketing and donations	3,348	3,418	3,005	(70)	-2.0%	413	13.7%
ATM / debit card expense	6,945	6,384	5,322	561	8.8%	1,062	20.0%
Other expense	11,786	18,381	22,452	(6,595)	-35.9%	(4,071)	-18.1%
Total other expense	$222,247	$214,983	$185,740	$7,264	3.4%	$29,243	15.7%

Total non-interest expense increased to $222.2 million in 2025 from $215.0 million in 2024 and $185.7 million in 2023. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased in 2025, which was primarily due to an increase in incentive compensation for exceeding budgeted financial metrics, increases for merit raises and applicable payroll taxes, and an increase in employee group insurance expense. The increase in 2024 was primarily due to former Blackhawk Bank employees being present the entire calendar year, increase in incentive compensation, share based compensation, merit increases and applicable payroll taxes. There were 1,170 full-time equivalent employees at December 31, 2025, compared to 1,198 at December 31, 2024, and 1,187 at December 31, 2023.
•
Occupancy and equipment expense increase in 2025 was primarily due to the presentation of telecommunication expense in this category in 2025 compared to other expenses in 2024 and nonrecurring expense related to technology projects. The increase in 2024 was primarily due to additional properties added in the acquisition of Blackhawk Bank being present the entire calendar year.
•
Net other real estate owned expense decreased in 2024 primarily due to the large expenses occurring in 2023.
•
Amortization of other intangibles decreased in 2025 as expected due to the scheduled amortization of previously acquired intangible assets. The increase during 2024 was primarily due to additional core deposit intangibles added from the acquisition of Blackhawk Bank being present the entire calendar year.
•
Legal and professional expense decreased in 2025 primarily due to a decrease in the nonrecurring expenses present in 2024. The increase in 2024 was due to nonrecurring expenses associated with technology investment upgrades.
•
ATM and debit card expenses increased during 2024 primarily due to an increase in electronic transactions following the acquisition of Blackhawk Bank being present the entire calendar year.
•
Other operating expenses decreased in 2024 primarily due to the majority of acquisition costs associated with Blackhawk Bank occurring in 2023. The decrease in 2024 was primarily due to the above mentioned gains on the sale of fixed assets being presented in other income in 2024 compared to other expenses in 2025 and the above mentioned presentation of telecommunication expenses in this category in 2025 compared to other expenses in 2024.

Income Taxes

Income tax expense amounted to $25.3 million in 2025 compared to $25.5 million in 2024, and $19.5 million in 2023. Effective tax rates were 21.6% for 2025, 24.5% for 2024, and 22.0% for 2023. The Company files U.S. federal and state of Florida, Illinois, Indiana, Missouri, Texas, and Wisconsin income tax returns.

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

	December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	1.24%	$212,513	1.28%	$237,875	1.28%
Obligations of states and political subdivisions	327,950	2.32%	324,046	2.28%	337,835	2.31%
Mortgage-backed securities (1)	705,728	2.35%	653,760	1.88%	714,216	1.91%
Other securities	30,564	4.28%	69,396	4.27%	76,081	3.65%
Total securities	$1,218,101	2.25%	$1,259,715	2.01%	$1,366,007	2.00%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At December 31, 2025, the amortized cost of the Company’s investment portfolio decreased by $41.6 million from December 31, 2024 primarily due to calls, maturities, paydowns, and sales of securities partially offset by purchases designed to raise the rate of return of the portfolio. The decrease in 2024 was for the same previously mentioned reason as 2025. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2025 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2025 (1)
	Amortized	Estimated						Not
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	$144,080	$—	$144,080	$—	$—	$—	$—
Obligations of state and political subdivisions	327,950	280,633	38,025	196,405	44,778	—	—	1,425
Mortgage-backed securities (2)	705,728	624,666	—	—	—	—	—	624,666
Corporate bonded debt	28,276	27,504	—	—	4,823	4,086	—	18,595
Total available-for-sale	$1,215,813	$1,076,883	$38,025	$340,485	$49,601	$4,086	$—	$644,686
Held-to-maturity:
Other securities	$2,288	$2,288	$—	$—	$—	$—	$—	$2,288
Equity securities:
Federal Agricultural Mtg Corp	$85	$450						$450
Midwest Independent BankersBank	150	227						227
Equalized Community Development Fund	3,911	3,911						3,911
Total Equity	$4,146	$4,588	$—	$—	$—	$—	$—	$4,588

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

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost at December 31, 2025 and the weighted average yield for each range of maturities (dollars in thousands):

	One	After 1	After 5
	year or	through	through	After
	less	5 years	10 years	ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$134,148	$9,932	$—	$—	$144,080
Obligations of state and political subdivisions	48,445	224,134	7,713	341	280,633
Mortgage-backed securities (1)	3,295	21,130	43,791	556,450	624,666
Corporate bonded debt	21,210	6,294	—	—	27,504
Total available-for-sale	$207,098	$261,490	$51,504	$556,791	$1,076,883
Weighted average yield	1.90%	2.22%	2.58%	2.35%	2.25%
Full tax equivalent yield	2.08%	2.72%	2.87%	2.36%	2.42%
Held-to-maturity:
Other securities	$—	$—	$—	$2,288	$2,288
Total held-to-maturity	$—	$—	$—	$2,288	$2,288
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at December 31, 2025. Investment securities carried at approximately $474 million and $633 million at December 31, 2025 and 2024, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (dollars in thousands):

		Outstanding
	2025	Loans %	2024	2023	2022	2021
Construction and land development	$360,687	6.0%	$236,093	$205,077	$144,264	$145,118
Agricultural real estate	373,408	6.2%	390,760	391,132	410,327	279,272
1-4 family residential properties	489,854	8.1%	496,597	542,469	440,180	400,313
Multifamily residential properties	339,482	5.6%	332,644	319,129	294,346	298,942
Commercial real estate	2,564,670	42.7%	2,417,585	2,384,704	2,030,011	1,666,198
Loans secured by real estate	4,128,101	68.6%	3,873,679	3,842,511	3,319,128	2,789,843
Agricultural loans	308,275	5.1%	239,671	196,272	166,838	151,484
Commercial and industrial loans	1,381,598	23.0%	1,335,920	1,266,159	1,082,960	832,008
Consumer loans	31,918	0.5%	53,960	91,014	97,775	78,442
All other loans	161,482	2.8%	169,232	184,609	159,511	143,746
Total loans	$6,011,374	100.0%	$5,672,462	$5,580,565	$4,826,212	$3,995,523

Loan balances increased by $338.9 million or 6.0% from December 31, 2024 to December 31, 2025. Loan balances increased by $91.9 million or 1.6% from December 31, 2023 to December 31, 2024. The balances of loans sold into the secondary market were $167.6 million in 2025 compared to $125.3 million in 2024. The balance of real estate loans held for sale, included in the balances shown above, amounted to $5.2 million and $6.6 million as of December 31, 2025 and 2024, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2025 and 2024, First Mid Bank did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2025		December 31, 2024
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$577,903	9.61%	$507,555	8.95%
Lessors of non-residential buildings	1,109,224	18.45%	1,049,372	18.50%
Lessors of residential buildings and dwellings	641,822	10.68%	557,285	9.82%
Hotels and motels	225,569	3.75%	—	—

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2025, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$49,996	$211,400	$99,291	$360,687
Agricultural real estate	22,870	143,736	206,802	373,408
1-4 family residential properties	35,939	91,194	362,721	489,854
Multifamily residential properties	137,741	148,301	53,440	339,482
Commercial real estate	360,252	1,539,235	665,183	2,564,670
Loans secured by real estate	606,798	2,133,866	1,387,437	4,128,101
Agricultural loans	227,698	79,563	1,014	308,275
Commercial and industrial loans	511,107	507,363	363,128	1,381,598
Consumer loans	3,230	27,658	1,030	31,918
All other loans	26,677	20,332	114,473	161,482
Total loans	$1,375,510	$2,768,782	$1,867,082	$6,011,374

(1)
Based upon remaining contractual maturity.
(2)
Includes demand loans, past due loans and overdrafts.

As of December 31, 2025, loans with maturities over one year consisted of approximately $2.5 billion in fixed rate loans and approximately $2.1 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (dollars in thousands):

	December 31,
	2025	2024	2023	2022	2021
Nonaccrual loans	$31,053	$28,775	$18,832	$15,956	$18,105
Modified loans which are performing in accordance with revised terms	895	1,060	1,296	3,214	3,931
Total nonperforming loans	31,948	29,835	20,128	19,170	22,036
Repossessed assets	2,859	2,722	1,164	4,369	5,019
Total nonperforming loans and repossessed assets	$34,807	$32,557	$21,292	$23,539	$27,055
Nonperforming loans to loans, before allowance for credit losses	0.53%	0.53%	0.36%	0.40%	0.55%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.58%	0.56%	0.38%	0.49%	0.68%

The $2.3 million increase in nonaccrual loans during 2025 resulted from the net of $20.3 million of loans put on nonaccrual status, offset by no loans transferred to other real estate owned, $4.9 million of loans charged off and $13.1 million of loans becoming current or paid-off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	December 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$5	—%	$6	—%
Agricultural real estate	1,181	3.80%	2,213	7.70%
1-4 family residential properties	5,763	18.60%	4,937	17.20%
Multifamily residential properties	371	1.20%	—	—%
Commercial real estate	10,381	33.40%	7,716	26.80%
Loans secured by real estate	17,701	57.00%	14,872	51.70%
Agricultural loans	19	0.10%	11,521	40.00%
Commercial and industrial loans	1,967	6.30%	2,071	7.20%
Consumer loans	182	0.60%	311	1.11%
All other loans	11,184	36.00%	—	—%
Total loans	$31,053	100.00%	$28,775	100.01%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1.2 million, $1.4 million and $412,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

The $137,000 increase in repossessed assets during 2025 resulted from the net of $2.0 million of additional assets repossessed, $1.5 million of repossessed assets sold, $377,000 of write-downs on existing assets, and no deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	December 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Construction and land development	$772	27.0%	$1,084	39.8%
1-4 family residential properties	56	2.0%	568	20.9%
Commercial real estate	2,029	71.0%	527	19.4%
Total real estate	2,857	99.9%	2,179	80.1%
Consumer loans	2	0.1%	543	19.9%
Total repossessed collateral	$2,859	100.0%	$2,722	100.0%

Repossessed assets sold during 2025 resulted in net gains of $52,000 related to real estate asset sales and $1,000 of net gains related to other assets sales. The Company also recognized no deferred gains, recorded $377,000 of write-downs on three real estate properties owned, and recorded no change in fair market value discount.

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

Management reviews economic factors including the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, the uncertainty regarding grain prices, increased operating costs for farmers, and increased levels of unemployment impacting consumers’ ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for credit losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2025, the Company’s loan portfolio included $681.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $577.9 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $50.9 million from $630.6 million at December 31, 2024 while loans concentrated in other grain farming increased $70.3 million from $507.6 million at December 31, 2024. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. The Company also has $1.1 billion of loans to lessors of non-residential buildings, $225.6 million of loans concentrated in hotels and motels, and $641.8 million of loans to lessors of residential buildings and dwellings.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the Board of Directors. Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed. Most of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch network. Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint. In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

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

Analysis of the allowance for credit losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2025	2024	2023	2022	2021
Average loans outstanding, net of unearned income	$5,749,728	$5,558,527	$5,079,949	$4,518,566	$3,778,142
Allowance-beginning of period	70,182	68,675	59,093	54,655	41,910
Initial allowance on loans purchased with credit deterioration	—	—	3,791	863	2,074
Charge-offs:
Construction and land development	107	—	14	2	205
1-4 family residential properties	156	195	87	191	371
Commercial real estate	1,197	451	25	414	535
Agricultural loans	2,503	2,410	408	93	—
Commercial and industrial loans	2,485	688	529	870	3,118
Consumer loans	1,425	2,004	1,568	1,380	1,405
Total charge-offs	7,873	5,748	2,631	2,950	5,634
Recoveries:
Construction and land development	—	5	—	100	—
Agricultural real estate	53	—	—	—	—
1-4 family residential properties	264	339	216	359	211
Commercial real estate	114	184	805	385	60
Agricultural loans	1,022	75	38	54	1
Commercial and industrial loans	586	330	576	208	139
Consumer loans	606	687	683	613	743
Total recoveries	2,645	1,620	2,318	1,719	1,154
Net charge-offs	5,228	4,128	313	1,231	4,480
Provision for credit losses	9,921	5,635	6,104	4,806	15,151
Allowance-end of period	$74,875	$70,182	$68,675	$59,093	$54,655
Ratio of annualized net charge-offs to average loans	0.09%	0.07%	0.01%	0.03%	0.12%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.25%	1.24%	1.23%	1.22%	1.37%
Ratio of allowance for credit losses to nonperforming loans	234.4%	235.2%	341.2%	308.3%	248.0%

The ratio of the allowance for credit losses to nonperforming loans was 234.4% as of December 31, 2025 compared to 235.2% as of December 31, 2024. The decrease in this ratio is primarily due to an increase in nonperforming loans. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During 2025, the Company had net charge-offs of $5.2 million compared to $4.1 million in 2024. During 2025, there were significant charge-offs of two commercial real estate loans to two borrowers of $1 million, one construction and land development loan to one borrower of $107,000, nine agricultural operating loans to eight borrowers of $1.8 million, and ten commercial operating loans to eight borrowers of $2.3 million. During 2024, there were significant charge-offs of two commercial real estate loans to two borrowers of $451,000, one agricultural operating loan to one borrower of $2.1 million, and a significant charge-off of one commercial operating loan to one borrower of $466,000.

At December 31, 2025, the allowance for credit losses amounted to $74.9 million or 1.25% of total loans. At December 31, 2024, the allowance for credit losses amounted to $70.2 million or 1.24% of total loans.

The allowance for credit losses, in management's judgment, was allocated as follows to cover probable credit losses (dollars in thousands):

	December 31, 2025		December 31, 2024		December 31, 2023
		% of loans to		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$5,129	6.0%	$3,275	4.2%	$2,918	3.7%
Agriculture real estate	1,283	6.2%	1,361	6.9%	1,366	7.0%
1-4 family residential	3,753	8.1%	3,579	8.8%	4,220	9.7%
Commercial real estate	35,589	48.3%	32,669	48.5%	31,758	48.5%
Agricultural loans	1,401	5.1%	1,957	4.2%	705	3.5%
Commercial and industrial	26,285	25.9%	25,602	26.5%	25,450	26.0%
Consumer	1,435	0.4%	1,739	0.9%	2,258	1.6%
Allowance at end of year	$74,875	100.0%	$70,182	100.0%	$68,675	100.0%

	December 31, 2022		December 31, 2021
		% of loans to		% of loans to
	Allowance for credit losses	total loans	Allowance for credit losses	total loans
Construction and land development	$2,250	3.0%	$1,743	3.6%
Agriculture real estate	1,433	8.5%	1,257	7.0%
1-4 family residential	3,742	9.1%	2,330	10.0%
Commercial real estate	28,157	48.2%	26,246	49.2%
Agricultural loans	585	3.5%	983	3.8%
Commercial and industrial	20,808	25.7%	19,241	24.4%
Consumer	2,118	2.0%	2,855	2.0%
Allowance at end of year	$59,093	100.0%	$54,655	100.0%

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on commercial and retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025		2024		2023
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,353,150	—%	$1,407,537	—%	$1,312,023	—%
Interest-bearing	3,132,691	1.96%	3,040,397	2.24%	2,618,452	1.83%
Savings	633,186	0.12%	675,622	0.12%	663,760	0.11%
Time deposits	1,074,940	3.37%	1,019,629	3.74%	961,162	2.98%
Total average deposits	$6,193,967	1.59%	$6,143,185	1.74%	$5,555,397	1.40%

As of December 31, 2025, 2024, and 2023, the Company held $1.7 billion, $1.6 billion, and $1.7 billion, respectively, of uninsured deposits for customers.

The following table sets forth the high and low month-end balances for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
High month-end balances of total deposits	$6,395,273	$6,242,937	$6,346,324
Low month-end balances of total deposits	6,081,565	6,057,095	5,030,778

In 2025, the average balance of deposits increased by $50.8 million from 2024. The increase in 2025 was primarily due to an increase in time deposits through organic growth and use of brokered CDs. The increase in 2024 was primarily due to deposits added in the acquisition of Blackhawk Bank being present the entire calendar year.

Balances of time deposits of more than $250,000 include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of more than $250,000 (in thousands):

	December 31,
	2025	2024	2023
Three months or less	$230,788	$160,545	$70,578
Over three months through twelve months	129,513	130,242	216,904
Over one year through three years	57,451	48,784	48,701
Over three years	2,512	1,965	35,494
Total	$420,264	$341,536	$371,677

The balance of time deposits of more than $250,000 increased $78.7 million from December 31, 2024 to December 31, 2025. The increase was primarily attributable to a combination of higher wholesale deposit balances and targeted internal marketing efforts, implemented to attract new time deposit funding to support the Company's liquidity needs. The balance of time deposits of more than $250,000 decreased $30.1 million from December 31, 2023 to December 31, 2024. The decrease was primarily due to intentional efforts to lower funding costs by reducing non-relationship time deports.

In 2025 the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of $193.6 million and $261.2 million in various checking accounts and time deposits as of December 31, 2025 and 2024, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2025, 2024, and 2023 is presented below (dollars in thousands):

	2025	2024	2023
Securities sold under agreements to repurchase	$196,716	$204,122	$213,721
Federal Home Loan Bank advances:
FHLB-overnight	—	90,000	—
Fixed term – due in one year or less	25,000	7,435	60,000
Fixed term – due after one year	245,000	145,085	203,787
Other borrowings:
Federal funds purchased	—	—	—
Debt due in one year or less	—	—	—
Subordinated debt	60,008	87,472	106,755
Junior subordinated debentures	24,454	24,280	24,058
Total	$551,178	$558,394	$608,321
Average interest rate at end of period	3.54%	3.30%	4.41%

Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$219,772	$282,285	$231,650
Federal Home Loan Bank advances:
FHLB-overnight	25,000	90,000	150,000
Fixed term – due in one year or less	50,000	65,000	105,024
Fixed term – due after one year	245,000	223,744	415,005
Other borrowings:
Federal funds purchased	—	—	—
Debt due in one year or less	4,000	—	—
Subordinated debt	87,505	106,934	106,755
Junior subordinated debentures	24,454	24,280	24,058

Averages for the period (YTD):
Securities sold under agreements to repurchase	$199,430	$221,789	$225,307
Federal Home Loan Bank advances:
FHLB-overnight	6,142	560	55,104
Fixed term – due in one year or less	16,616	45,587	95,669
Fixed term – due after one year	203,363	193,802	311,424
Other borrowings:
Federal funds purchased	39	—	192
Loans due in one year or less	361	—	—
Subordinated debt	76,140	99,313	99,638
Junior subordinated debentures	24,376	24,168	21,337
Total	$526,467	$585,219	$808,671
Average interest rate during the period	3.51%	3.71%	2.16%

Securities sold under agreements to repurchase decreased $7.4 million during 2025 primarily due to the seasonal demands in balances and change in cash flow needs of various customers. FHLB advances represent borrowings by the First Mid Bank to economically fund loan demand. At December 31, 2025, FHLB advances totaled $270.0 million with a weighted-average interest rate of 3.44% and maturities from June 2026 to March 2035. At December 31, 2024, FHLB advances totaled $242.4 million with a weighted-average interest rate of 3.97% and maturities from March 2025 to December 2029.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15 million. The balance on this line of credit was $0 as of December 31, 2025. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2025 and 2024.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes bore interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum (7.5% and 3.95% at December 31, 2025 and 2024, respectively). On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. On October 15, 2025, the Company paid down $20 million of the outstanding Notes. As a result, as of December 31, 2025, $56 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of December 31, 2025, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of December 31, 2025, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points) after June 15, 2011 (5.59% and 6.81% at December 31, 2025 and 2024, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures matured in 2025, bear interest at three-month SOFR plus 185 basis points (5.84% and 7.06% at December 31, 2025 and 2024, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (5.69% and 6.91% at December 31, 2025 and 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.20% and 8.17% at December 31, 2025 and 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.02% and 7.25% at December 31, 2025 and 2024, respectively) and resets quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2025 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-3 years	3-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$197,696	$—	$—	$—	$197,696	$197,696
Certificates of deposit investments	1,740	—	—	—	1,740	1,740
Taxable investment securities	85,628	186,300	168,489	377,882	818,299	818,299
Nontaxable investment securities	48,445	57,453	43,125	116,437	265,460	265,460
Loans	3,586,665	1,672,391	562,900	189,418	6,011,374	5,761,258
Total	$3,920,174	$1,916,144	$774,514	$683,737	$7,294,569	$7,044,453
Interest-bearing liabilities:
Savings and NOW accounts	$1,262,045	$—	$—	$1,472,737	$2,734,782	$2,734,782
Money market accounts	1,138,464	—	—	—	1,138,464	1,138,464
Other time deposits	988,464	123,759	17,270	—	1,129,493	1,056,659
Short-term borrowings/debt	196,716	—	—	—	196,716	196,716
Long-term borrowings/debt	209,070	100,000	45,000	392	354,462	353,221
Total	$3,794,759	$223,759	$62,270	$1,473,129	$5,553,917	$5,479,842
Rate sensitive assets – rate sensitive liabilities	$125,415	$1,692,385	$712,244	$(789,392)	$1,740,652
Cumulative GAP	$125,415	$1,817,800	$2,530,045	$1,740,652
Cumulative amounts as % of total rate sensitive assets	1.7%	23.2%	9.8%	(10.8)%
Cumulative ratio	1.7%	24.9%	34.7%	23.9%

The static GAP analysis shows that at December 31, 2025, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At December 31, 2025, the Company’s stockholders' equity had increased approximately $112.3 million, or 13.3%, to $958.7 million from $846.4 million as of December 31, 2024. During 2025, net income contributed $91.7 million to equity before the payment of dividends to stockholders of $23.4 million. The change in market value of available-for-sale investment securities increased stockholders' equity by $41.1 million, net of tax.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2025, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $6.8 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $6.8 million as an equity instrument (deferred compensation).

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

Stock Incentive Plan. At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan"). The SI Plan was implemented to succeed the Company’s 2007 Stock Incentive Plan, which had a ten-year term. At the Annual Meeting of Stockholders held on April 30, 2025, the stockholders approved amendments to the SI Plan to change the name of the plan to the 2025 Stock Incentive Plan and to extend the term of the plan to January 21, 2035. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. During 2025, 2024, and 2023, the Company awarded 84,097 and 80,332, and 45,986 shares as stock and stock unit awards, respectively. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. On June 24, 2025, the Board of Directors approved a repurchase program (the "2025 Repurchase Program"), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company’s common stock. During 2025, the Company did not repurchase any shares. As of December 31, 2025, the Company had approximately 1.2 million shares or approximately $46.8 million in remaining capacity under the 2025 Repurchase Program.

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

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2025, 2024, and 2023, 29,313, 32,936, and 38,989 shares, respectively were issued pursuant to ESPP. As of December 31, 2025, there were 444,023 shares unassigned but available to be issued under the ESPP.

Capital Ratios

For 2025, the minimum regulatory ratios required for minimum capital adequacy purposes plus the capital buffer are 10.5% for the Total Risk-based capital ratio, 8.5% for the Tier 1 Risk-based capital ratio, 7.0% for the Common Equity Tier 1 capital ratio, and 4.0% for the Tier 1 Leverage ratio. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2025, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2025 follows:

	Total Risk- based Capital Ratio	Tier 1 Risk-based Capital Ratio	Common Equity Tier 1 Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid Bancshares, Inc. (Consolidated)	15.67%	13.55%	13.16%	11.07%
First Mid Bank	14.47%	13.29%	13.29%	10.88%

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

•
First Mid Bank has $130 million available in overnight federal fund lines, including $30 million from First Horizon Bank, N.A., $25 million from Zions Bank, $20 million from U.S. Bank, N.A., $20 million from BMO Bank, N.A., $20 million from Bankers' Bank., and $15 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of December 31, 2025, First Mid Bank met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that is pledged includes one-to-four family residential real estate loans, commercial real estate loans, multi-family loans, and farmland. At December 31, 2025, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced our contingent liquidity position by approximately $316.0 million as of December 31, 2025.
•
In addition, as of December 31, 2025, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary banks were in compliance with the existing covenants at December 31, 2025 and 2024.

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

The following table summarizes significant contractual obligations and other commitments at December 31, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$1,129,493	$988,464	$123,759	$17,270	$—
Debt	84,462	—	—	—	84,462
Other borrowings	466,716	221,716	75,000	145,000	25,000
Operating leases	14,658	3,292	5,492	3,347	2,527
Supplemental retirement	2,025	50	350	300	1,325
	$1,697,354	$1,213,522	$204,601	$165,917	$113,314

For the year ended December 31, 2025, net cash of $130.9 million was provided from operating activities, $302.6 million was used in investing activities, and $305.5 million was provided by financing activities. In total cash and cash equivalents increased by $133.7 million from year-end 2024.

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

Based on the financial analysis performed as of December 31, 2025, which considers how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance, on a consolidated basis, as follows:

	Increase (Decrease) In
December 31, 2025	Net Interest Income		Return On Average Equity
	($000)	(%)	2024=10.24%
Prime rate is 6.75%
Prime rate increase of:
200 basis points to 8.75%	$10,057	4.47%	1.00%
100 basis points to 7.75%	5,857	2.60%	0.58%
Prime rate decrease of:
100 basis points to 5.75%	(5,895)	(2.62)%	(0.59)%
200 basis points to 4.75%	(9,392)	(4.17)%	(0.95)%

The following table shows the same analysis for First Mid Bank performance as of December 31, 2024:

	Increase (Decrease) In
December 31, 2024	Net Interest Income		Return On Average Equity
	($000)	(%)	2024=9.65%
Prime rate is 7.50%
Prime rate increase of:
200 basis points to 9.50%	$4,891	2.36%	0.54%
100 basis points to 8.50%	4,304	2.08%	0.47%
Prime rate decrease of:
100 basis points to 6.50%	(2,550)	(1.23)%	(0.28)%
200 basis points to 5.50%	(4,211)	(2.04)%	(0.47)%

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

The following table presents the Company's projected change in EVE, on a consolidated basis, for the various rate shock levels at December 31, 2025 and 2024 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. The Bank has no trading securities.

	Changes In
		Economic Value of Equity
	Interest Rates (basis points)	Amount of Change ($000)	Percent of Change (%)
December 31, 2025	+200 bp	$(90,413)	(5.3)%
	+100 bp	(22,429)	(1.3)%
	-200 bp	(92,437)	(5.4)%
	-100 bp	(14,099)	(0.8)%

December 31, 2024	+200 bp	$(153,538)	(10.4)%
	+100 bp	(57,075)	(3.9)%
	-200 bp	37,317	2.5%
	-100 bp	39,216	2.6%

As indicated above, at December 31, 2025, in the event of a sudden and sustained increase in prevailing market interest rates, the EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. At December 31, 2025, the estimated changes in EVE were inside the Company’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and within the guidelines of +/- 20% from the base case scenario under a 200 basis point shock. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate changes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share data)	2025	2024
Assets
Cash and due from banks:
Non-interest-bearing	$57,224	$92,112
Interest-bearing	197,620	29,029
Federal funds sold	76	75
Cash and cash equivalents	254,920	121,216
Certificates of deposit	1,740	3,500
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,215,813 and $1,257,436 at December 31, 2025 and 2024, respectively)	1,076,883	1,063,292
Held-to-maturity, at amortized cost (estimated fair value of $2,288 and $2,279 at December 31, 2025 and 2024, respectively)	2,288	2,279
Equity securities, at fair value	4,588	4,439
Loans held for sale, at fair value	5,203	6,614
Loans	6,006,171	5,665,848
Less allowance for credit losses	(74,875)	(70,182)
Net loans	5,931,296	5,595,666
Interest receivable	39,949	38,639
Other real estate owned, net	2,857	2,179
Premises and equipment, net	90,782	100,234
Goodwill, net	203,391	203,391
Intangible assets, net	49,625	58,515
Bank owned life insurance	174,915	170,854
Right of use asset	12,674	13,861
Tax assets	46,167	59,586
Other assets	69,380	75,469
Total assets	$7,966,658	$7,519,734
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,392,534	$1,329,155
Interest-bearing	5,002,739	4,727,941
Total deposits	6,395,273	6,057,096
Repurchase agreements with customers	196,716	204,122
Interest payable	5,782	5,280
Other borrowings	270,000	242,520
Junior subordinated debentures, net	24,454	24,280
Subordinated debt, net	60,008	87,472
Lease liability	13,210	14,190
Other liabilities	42,523	38,383
Total liabilities	7,007,966	6,673,343
Commitments and contingent liabilities (Note 17)
Stockholders’ equity:
Common stock, $4 par value; authorized 45,000,000 shares; issued 24,671,969 and 24,564,356 shares in 2025 and 2024, respectively; outstanding 23,986,299 and 23,895,807 shares in 2025 and 2024, respectively	100,688	100,258
Additional paid-in capital	516,984	512,810
Retained earnings	463,543	395,189
Deferred compensation	2,654	2,756
Accumulated other comprehensive loss	(101,301)	(142,383)
Treasury stock at cost, 685,670 and 668,549 shares in 2025 and 2024, respectively	(23,876)	(22,239)
Total stockholders’ equity	958,692	846,391
Total liabilities and stockholders’ equity	$7,966,658	$7,519,734

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31, 2025, 2024, and 2023

(In thousands, except per share data)	2025	2024	2023
Interest income:
Interest and fees on loans	$338,694	$320,446	$262,423
Interest on investment securities
Taxable	21,593	21,273	24,949
Exempt from federal income tax	7,290	7,563	7,170
Interest on certificates of deposit	103	144	98
Interest on federal funds sold	3	53	419
Interest on deposits with other financial institutions	5,307	7,900	5,107
Total interest income	372,990	357,379	300,166
Interest expense:
Interest on deposits	98,327	106,919	77,294
Interest on securities sold under repurchase agreements with customers	4,490	6,448	6,565
Interest on other borrowings	8,401	8,674	16,789
Interest on junior subordinated debentures	1,817	2,156	1,859
Interest on subordinated debt	3,790	4,454	4,196
Total interest expense	116,825	128,651	106,703
Net interest income	256,165	228,728	193,463
Provision for credit losses	9,921	5,635	6,104
Net interest income after provision for credit losses	246,244	223,093	187,359
Other income:
Wealth management revenues	22,941	22,818	20,793
Insurance commissions	32,295	28,552	24,814
Service charges	12,297	12,362	10,881
Securities gains (losses), net	(2,509)	(433)	3,383
Mortgage banking revenue, net	3,660	3,957	2,282
ATM / debit card revenue	16,411	16,807	14,347
Bank owned life insurance	5,475	4,728	4,957
Other income	2,481	7,495	5,329
Total other income	93,051	96,286	86,786
Other expense:
Salaries and employee benefits	134,615	124,134	104,962
Net occupancy and equipment expense	36,579	30,407	26,946
Net other real estate owned expense	539	411	1,862
FDIC insurance expense	3,476	3,463	3,339
Amortization of intangible assets	12,443	13,556	9,127
Stationery and supplies	1,770	1,885	1,346
Legal and professional	10,746	12,944	7,379
ATM / debit card expense	6,945	6,384	5,322
Marketing and donations	3,348	3,418	3,005
Other expense	11,786	18,381	22,452
Total other expense	222,247	214,983	185,740
Income before income taxes	117,048	104,396	88,405
Income taxes	25,299	25,498	19,470
Net income	$91,749	$78,898	$68,935
Per share data:
Basic net income per common share	$3.84	$3.31	$3.17
Diluted net income per common share	3.83	3.30	3.15

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Net income	$91,749	$78,898	$68,935
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($14,757), $2,357, and ($7,140) for the years ended December 31, 2025, 2024 and 2023, respectively	39,258	(6,270)	17,482
Less: reclassification adjustment for realized gains (losses) included in net income net of taxes of ($685), ($119), and $981 for the years ended December 31, 2025, 2024 and 2023, respectively	(1,824)	(314)	2,402
Other comprehensive income (loss), net of taxes	41,082	(5,956)	15,080
Comprehensive income	$132,831	$72,942	$84,015

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025, 2024, and 2023

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Loss	Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	91,749	—	—	—	91,749
Other comprehensive income, net of tax	—	—	—	—	41,082	—	41,082
Dividends on common stock ($.98 per share)	—	—	(23,395)	—	—	—	(23,395)
Issuance of 72,583 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	290	2,541	—	—	—	—	2,831
Issuance of 5,717 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	23	200	—	—	—	—	223
Issuance of 29,313 common shares pursuant to employee stock purchase plan	117	780	—	—	—	—	897
Purchase of 17,121 treasury shares	—	—	—	—	—	(724)	(724)
Deferred compensation	—	—	—	(2,288)	—	(913)	(3,201)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	2,070	—	—	—	—	2,070
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	217	—	2,186	—	—	2,403
December 31, 2025	$100,688	$516,984	$463,543	$2,654	$(101,301)	$(23,876)	$958,692

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025, 2024, and 2023

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204
Net income	—	—	78,898	—	—	—	78,898
Other comprehensive loss, net of tax	—	—	—	—	(5,956)	—	(5,956)
Dividends on common stock ($.94 per share)	—	—	(22,371)	—	—	—	(22,371)
Issuance of 45,995 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	184	1,358	—	—	—	—	1,542
Issuance of 5,717 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	23	169	—	—	—	—	192
Issuance of 32,936 common shares pursuant to employee stock purchase plan	132	730	—	—	—	—	862
Issuance costs pursuant to acquisition of Blackhawk Bancorp, Inc.	—	—	—	—	—	—	—
Purchase of 15,978 treasury shares	—	—	—	—	—	(659)	(659)
Deferred compensation	—	—	—	(1,839)	—	(687)	(2,526)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,634	—	—	—	—	1,634
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(617)	—	—	—	—	(617)
Vested restricted shares/units compensation expense	—	222	—	1,966	—	—	2,188
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025, 2024, and 2023

(In thousands, except share and per share data)

					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2022	$86,366	$427,001	$289,284	$2,064	$(151,507)	$(20,053)	$633,155
Net income	—	—	68,935	—	—	—	68,935
Other comprehensive income, net of tax	—	—	—	—	15,080	—	15,080
Dividends on common stock ($.92 per share)	—	—	(19,557)	—	—	—	(19,557)
Issuance of 54,431 restricted common shares pursuant to the 2017 stock incentive plan, net of forfeitures	218	1,402	—	—	—	—	1,620
Issuance of 4,600 common shares pursuant to the 2017 stock incentive plan, net of forfeitures	18	109	—	—	—	—	127
Issuance of 38,989 common shares pursuant to employee stock purchase plan	156	721	—	—	—	—	877
Issuance of 3,290,222 common shares pursuant to acquisition of Blackhawk Bancorp, Inc., net proceeds	13,161	80,347	—	—	—	—	93,508
Purchase of 13,481 treasury shares	—	—	—	—	—	(465)	(465)
Deferred compensation	—	—	—	(765)	—	(375)	(1,140)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,048	—	—	—	—	1,048
Release of restricted stock units pursuant to the 2017 stock incentive plan	—	(1,529)	—	—	—	—	(1,529)
Vested restricted shares/units compensation expense	—	215	—	1,330	—	—	1,545
December 31, 2023	$99,919	$509,314	$338,662	$2,629	$(136,427)	$(20,893)	$793,204

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$91,749	$78,898	$68,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,921	5,635	6,104
Depreciation, amortization and accretion, net	19,771	20,778	14,904
Change in cash surrender value of bank owned life insurance	(4,988)	(4,728)	(3,981)
Gain on cash surrender value of bank owned life insurance	(487)	—	(976)
Stock-based compensation expense	2,643	2,360	1,656
Operating lease payments	(3,309)	(3,333)	(3,263)
Loss (gain) on sale of investment securities, net	2,509	433	(3,383)
Loss (gain) on sale of other real property owned, net	325	(1,317)	4,080
Loss (gain) on sale of premises and equipment	(1,890)	1,243	131
Gain on sale of loans held for sale, net	(3,962)	(3,596)	(1,200)
Loss (gain) on repayment of subordinated debentures	589	(493)	—
Gain on repayment of other borrowings	(85)	—	—
Deferred income taxes	(2,338)	590	16,739
Increase in accrued interest receivable	(1,310)	(3,557)	(2,696)
Increase in accrued interest payable	2,263	217	1,045
Origination of loans held for sale	(166,179)	(127,020)	(62,168)
Proceeds from sale of loans held for sale	171,552	128,982	58,726
Decrease (increase) in other assets	10,566	33,524	(20,562)
(Decrease) Increase in other liabilities	3,534	(4,191)	(1,674)
Net cash provided by operating activities	130,874	124,425	72,417

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,660	245	1,180
Purchase of certificates of deposit investments	(900)	(2,275)	(245)
Proceeds from sales of investment securities available-for-sale	51,694	32,338	343,610
Proceeds from maturities of investment securities available-for-sale	117,617	91,664	105,964
Proceeds from maturities of investment securities held-to-maturity	—	—	668
Purchase of investment securities available-for-sale	(132,065)	(20,109)	(1,462)
Purchase of held-to-maturity investment securities	(64)	(53)	—
Net increase in loans	(345,710)	(99,074)	(20,826)
Purchases of premises and equipment	(6,846)	(4,945)	(3,639)
Proceeds from sale of premises and equipment	11,179	7	—
Proceeds from sales of other real property owned, net	811	3,637	2,461
Proceeds from bank owned life insurance death benefit	1,414	—	2,048
Net cash (used in) provided by acquisition	(2,415)	(8,944)	44,621
Net cash (used in) provided by investing activities	(302,625)	(7,509)	474,380

Cash flows from financing activities:
Net increase (decrease) in deposits	338,177	(66,563)	(328,314)
Decrease in repurchase agreements	(7,406)	(9,599)	(7,693)
Proceeds from other borrowings	200,000	165,000	150,000
Repayment of other borrowings	(172,435)	(186,171)	(351,141)
Proceeds from short-term debt	4,000	—	—
Repayment of short-term debt	(4,000)	—	—
Repayment of subordinated debentures	(29,882)	(19,455)	—
Proceeds from issuance of common stock	1,120	1,054	1,004
Purchase of treasury stock	(724)	(659)	(465)
Dividends paid on common stock	(23,395)	(22,371)	(19,557)
Net cash (used in) provided by financing activities	305,455	(138,764)	(556,166)
Increase (decrease) in cash and cash equivalents	133,704	(21,848)	(9,369)
Cash and cash equivalents at beginning of period	121,216	143,064	152,433
Cash and cash equivalents at end of period	$254,920	$121,216	$143,064

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$116,323	$128,808	$104,612
Income taxes, net of refunds:
US Federal	$13,191	$(441)	$16,986
State of Illinois	3,625	(320)	3,455
State of Missouri	573	(2)	982
State of Wisconsin	385	(811)	505
Other	190	50	324
Total income taxes, net of refunds	$17,964	$(1,524)	$22,252
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$159	$4,683	$681
Fixed assets transferred to other real estate owned	1,861	—	—
Initial recognition of right-of-use assets in exchange for lease liabilities	1,667	2,729	1,399
Supplemental disclosure of purchase of capital stock
Fair value of assets acquired	$—	$11,449	$1,328,280
Consideration paid:
Cash paid	—	9,000	10,172
Common stock issued	—	—	93,508
Total consideration paid	—	9,000	103,680
Fair value of liabilities assumed	$—	$2,449	$1,224,600

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

Acquisitions

Ray Farm Management During the quarter ended December 31, 2025, Ray Farm Management Services, Inc's (RFMS) customer list was acquired by the Company for a purchase price of $764,000 and immediately assigned to First Mid Wealth Management.

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

Blackhawk Bancorp, Inc. On March 20, 2023, the Company and Eagle Sub LLC, a newly formed Wisconsin limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Blackhawk Merger Agreement”) with Blackhawk Bancorp, Inc., a Wisconsin corporation (“Blackhawk”), pursuant to which, among other things, agreed to acquire 100% of the issued and outstanding shares of Blackhawk pursuant to a business combination whereby Blackhawk merged with and into Merger Sub, whereupon the separate corporate existence of Blackhawk ceased and Merger Sub continued as the surviving company and a wholly-owned subsidiary of the Company (the “Blackhawk Merger”).

Subject to the terms and conditions of the Blackhawk Merger Agreement, at the effective time of the Blackhawk Merger, each share of common stock, par value $0.01 per share, of Blackhawk issued and outstanding immediately prior to the effective time of the Blackhawk Merger (other than shares held in treasury by Blackhawk and dissenting shares) were converted into and became the right to receive 1.15 shares of common stock, par value $4.00 per share, of the Company and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Blackhawk Merger to Blackhawk’s shareholders and equity award holders was 3,290,222 shares of Company common stock valued at $93.5 million and $2,000 of cash in lieu of fractional shares.

The Blackhawk Merger closed August 15, 2023 and Blackhawk Bank was merged into First Mid Bank on December 1, 2023.

Note 7 provides further information on the intangibles acquired in the above acquisitions.

Pending Acquisitions

On October 29, 2025, the Company and Star Sub LLC, a newly formed Iowa limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Two Rivers Merger Agreement") with Two Rivers Financial Group, Inc. an Iowa corporation (Two Rivers), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Two Rivers pursuant to a business combination whereby Two Rivers will merge with and into Star Sub LLC, whereupon the separate corporate existence of Two Rivers will cease and Star Sub LLC will continue as a surviving company and a wholly-owned subsidiary of the Company (the "Two Rivers Merger").

Subject to the terms and conditions of the Two Rivers Merger Agreement, at the effective time of the Two Rivers Merger, each share of common stock of Two Rivers issued and outstanding immediately prior to the effective time of the Two Rivers Merger (other than shares held in treasury by Two Rivers) will be converted into and become the right to receive 1.225 shares of common stock of the Company, and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Two Rivers Merger to Two Rivers' shareholders and equity award holders is approximately 2,556,140 shares of Company common stock. The Two Rivers Merger is anticipated to be completed on February 28, 2026, and has been approved by the appropriate regulatory authorities and the shareholders of Two Rivers. The Company will account for the Two Rivers Merger under ASC 805, Business Combinations, upon closing.

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

Summary of Significant Accounting Policies

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07 during the year ended December 31, 2024. The Chief Financial and Risk Officer, Jordan Read (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. As of December 31, 2025, management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Based on this assessment the Company’s financial statement disclosures fully comply with ASU 2023-07, and no additional qualitative segment disclosures are necessary.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include non-interest-bearing and interest-bearing cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

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

For AFS securities, management determines whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related or other factors. In making that evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment on AFS securities that is related to factors other than credit is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment on AFS securities is recognized as an allowance for credit losses ("ACL") on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and charge to net income may be reversed if conditions change. However, if the Company intends to sell, or more likely than not will be required to sell, an impaired AFS security before recovering its amortized cost basis, the entire impairment must be recognized in net income with a corresponding adjustment to the security's amortized cost basis rather than through the establishment of an ACL. For HTM securities, management determines whether an ACL is necessary after considering the facts and circumstances of the underlying investment securities and evaluates expected credit losses by security type, aggregated by similar risk characteristics, based on historical credit losses adjusted for current conditions and supportable forecasts.

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

The Company first bifurcates the loan portfolio into segments that share risk characteristics and then utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis that includes the use of peer data to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical evaluations. National unemployment is a loss driver used in all portfolios.

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

Premises and Equipment

Premises, equipment, and capitalized software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense and determined principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for each major depreciable classification of premises, equipment and capitalized software are as follows:

Buildings and improvements	20 years to 40 years
Leasehold improvements	5 years to 15 years
Furniture and equipment	3 years to 7 years
Capitalized Software	3 years to 10 years

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

In accordance with GAAP, the Company performed its annual testing of goodwill for impairment as of September 30, 2025 and determined that, as of that date, goodwill was not impaired. The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense.

Bank Owned Life Insurance

First Mid Bank has purchased life insurance policies on certain senior management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts that are probable at settlement.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and carried at cost. This investment is presented in other assets on the Consolidated Balance Sheet.

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

In accordance with GAAP, the Company reviews its uncertain tax positions annually. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Captive Insurance Company

First Mid Captive, Inc. ("the Captive"), a wholly owned subsidiary of the Company which was formed and began operations in December 2019, is a Nevada- based captive insurance company. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,850,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company's consolidated financial statements and its federal income return.

Wealth Management Assets

Assets held in fiduciary or agency capacities by First Mid Wealth Management Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on a cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the First Mid Wealth Management Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. First Mid Wealth Management Company managed assets totaling $6.6 billion and $6.4 billion at December 31, 2025 and 2024, respectively.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Incentive Awards

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan"). The SI Plan was implemented to succeed the Company's 2007 Stock Incentive Plan, which had a ten-year term. At the Annual Meeting of Stockholders held on April 30, 2025, the stockholders approved amendments to the SI Plan to change the name of the plan to the 2025 Stock Incentive Plan and to extend the term of the plan to January 21, 2035. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. The Company awarded 84,097, 80,332 and 45,986 shares during 2025, 2024, and 2023, respectively as stock and stock unit awards.

Employee Stock Purchase Plan

At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to promote the interests of the Company by providing eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is also intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. As of December 31, 2025, 2024, and 2023, 29,313, 32,936 and 38,989 shares, respectively were issued pursuant to the ESPP. As of December 31, 2025, there were 444,023 shares unassigned but available to be issued under the ESPP.

Leases

The Company has adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2025 substantially all the Company's leases are operating leases are operating leases for real estate property for bank branches, ATM locations, and office space. The Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining present value was the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the remaining lease term.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of December 31, 2025 and 2024 are as follows (in thousands):

Unrealized Gain
(Loss) on
Securities
December 31, 2025
Net unrealized losses on securities available-for-sale	$(138,930)
Tax benefit	37,629
Balance at December 31, 2025	$(101,301)
December 31, 2024
Net unrealized losses on securities available-for-sale	$(194,144)
Tax benefit	51,761
Balance at December 31, 2024	$(142,383)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the
	2025	2024	2023	Statements of Income
Realized gains (losses) on available-for-sale securities	$(2,509)	$(433)	$3,383	Securities gains (losses), net (total reclassified amount before tax)
Income tax benefit (expense)	685	119	(981)	Income taxes
Total reclassifications out of accumulated other comprehensive income	$(1,824)	$(314)	$2,402	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2025-08, Financial Instruments Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). The update was published with the intent to eliminate the current expected credit loss (CECL) “double count” on non Purchase Credit Deteriorated (PCD) Loans. The update accomplishes this through using “gross up” methodology that is similar to the methodology used on PCD Loans. In the new method all “purchased seasoned loans” are grossed up for the Allowance of Credit Losses (ACL) expected on the loans. Purchased seasoned loans are defined as either:

•
a loan that is obtained through a business combination accounted for using the acquisition method (most common for the Company)
•
a loan obtained through a transfer that is a not a business combination accounted for using the acquisition method or initially recognized through the consolidation of a variable interest entity and these loans must meet both of following criteria:
•
the loan is obtained more than 90 days after its origination date; and
•
the acquirer was not involved in the loan’s origination

The Company plans to adopt this standard prospectively as of January 1, 2026.

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid with the intention to enhance transparency and decision usefulness of income tax disclosures. The amendments were effective for fiscal years beginning after December 15, 2024. Early adoption was permitted and not implemented by the Company. The adoption of this accounting pronouncement had no impact on the Financial Statements aside from additional disclosures presented in Note 15.

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$91,749,000	$78,898,000	$68,935,000
Weighted average common shares outstanding	23,873,495	23,800,523	21,780,217
Basic earnings per common share	$3.84	$3.31	$3.17
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$91,749,000	$78,898,000	$68,935,000
Weighted average common shares outstanding	23,873,495	23,800,523	21,780,217
Dilutive potential common shares:
Restricted stock awarded	113,013	95,158	88,571
Dilutive potential common shares	113,013	95,158	88,571
Diluted weighted average common shares outstanding	23,986,508	23,895,681	21,868,788
Diluted earnings per common share	$3.83	$3.30	$3.15

There were no shares not considered in computing diluted earnings per share for the years ended December 31, 2025, 2024, and 2023.

Note 3 -- Cash and Due from Banks

At December 31, 2025, the Company's cash accounts exceeded federal insurance limits by $3.7 million. There have been no losses on these accounts.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2025 and 2024 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	$3	$(9,782)	$144,080
Obligations of states and political subdivisions	327,950	341	(47,658)	280,633
Mortgage-backed securities (1)	705,728	2,458	(83,520)	624,666
Corporate bonded debt	28,276	—	(772)	27,504
Total available-for-sale	$1,215,813	$2,802	$(141,732)	$1,076,883
Held-to-maturity:
Other securities	$2,288	$—	$—	$2,288
Total held-to-maturity	$2,288	$—	$—	$2,288
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,513	$3	$(21,158)	$191,358
Obligations of states and political subdivisions	324,046	135	(56,441)	267,740
Mortgage-backed securities (1)	653,760	552	(114,570)	539,742
Corporate bonded debt	67,117	—	(2,665)	64,452
Total available-for-sale	$1,257,436	$690	$(194,834)	$1,063,292
Held-to-maturity:
Other securities	$2,279	$—	$—	$2,279
Total held-to-maturity	$2,279	$—	$—	$2,279

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The Company also had $4.6 million and $4.4 million of equity securities, at fair value, as of December 31, 2025 and 2024, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of December 31, 2025, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Proceeds from sales	$51,694	$32,338	$343,610
Gross gains	2	46	4,381
Gross losses	(2,511)	(479)	(998)
Income tax benefit (expense)	685	119	(981)

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2025 and 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$142,833	$(9,782)	$142,833	$(9,782)
Obligations of states and political subdivisions	5,923	(8)	246,076	(47,650)	251,999	(47,658)
Mortgage-backed securities (1)	11,327	(102)	480,583	(83,418)	491,910	(83,520)
Corporate bonded debt	3,967	(33)	19,203	(739)	23,170	(772)
Total	$21,217	$(143)	$888,695	$(141,589)	$909,912	$(141,732)
December 31, 2024
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,340	$—	$189,327	$(21,158)	$190,667	$(21,158)
Obligations of states and political subdivisions	20,349	(1,248)	241,502	(55,193)	261,851	(56,441)
Mortgage-backed securities (1)	1,135	(18)	511,746	(114,552)	512,881	(114,570)
Corporate bonded debt	—	—	58,702	(2,665)	58,702	(2,665)
Total	$22,824	$(1,266)	$1,001,277	$(193,568)	$1,024,101	$(194,834)

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At December 31, 2025, there were four hundred eighty-eight available-for-sale securities with a fair value of $888.7 million and unrealized losses of $141.6 million in a continuous unrealized loss position for twelve months or more. At December 31, 2024, there were five hundred fifty-seven available-for-sale securities with a fair value of $1.0 billion and unrealized losses of $193.6 million in a continuous unrealized loss position for twelve months or more.

At December 31, 2025 and December 31, 2024, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

Maturities of investment securities were as follows at December 31, 2025 (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$216,897	$203,803
Due in one-five years	285,112	240,360
Due in five-ten years	7,696	7,713
Due after ten years	380	341
	510,085	452,217
Mortgage-backed securities (1)	705,728	624,666
Total available-for-sale	$1,215,813	$1,076,883
Held-to-maturity:
Due after ten years	2,288	2,288
Total held-to-maturity	$2,288	$2,288

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 5 -- Loans and Allowance for Credit Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income, and allowance for credit losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2025 and 2024 follows (in thousands):

	2025	2024
Construction and land development	$361,678	$236,258
Agricultural real estate	374,143	391,436
1-4 family residential properties	494,258	502,243
Multifamily residential properties	340,324	334,032
Commercial real estate	2,582,404	2,442,627
Loans secured by real estate	4,152,807	3,906,596
Agricultural loans	307,290	239,138
Commercial and industrial loans	1,385,421	1,340,865
Consumer loans	32,109	54,481
All other loans	161,604	169,232
Total gross loans	6,039,231	5,710,312
Less: loans held for sale	5,203	6,614
Total gross loans held for investment	6,034,028	5,703,698
Less:
Net deferred loan fees, premiums and discounts	27,857	37,850
Allowance for credit losses	74,875	70,182
Net loans	$5,931,296	$5,595,666

Net loans increased $335.6 million as of December 31, 2025 compared to December 31, 2024. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $35.1 million and $33.7 million at December 31, 2025 and 2024, respectively.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the board of directors. Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed. The vast majority of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch network. Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint. In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments. The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel and motel operators, and loans to owners of multifamily residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x to 1.35x. Amortization periods for commercial real estate loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s commercial real estate portfolio is below the thresholds of 300 percent of the Company's total capital that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

The following table represents the gross commercial real estate loans by property type as of December 31, 2025 (in thousands):

December 31, 2025
Commercial real estate
Owner occupied	$747,512
Non owner occupied
Shopping centers and malls	264,961
Industrial and warehouse	237,522
Hotels and motels	218,073
Skilled nursing facility	187,875
Assisted living facility	170,733
Office	160,524
Retail	112,169
RV parks and campgrounds	104,267
Other property types	378,768
Total commercial real estate	$2,582,404

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

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net credit losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating large substandard, and large impaired loans separately from other loans.

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

The Company first bifurcates the loan portfolio into segments that share risk characteristics and then utilizes a discounted cash flow (DCF) method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis that includes the use of peer data to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical evaluations. National unemployment is a loss driver used in all portfolios.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment reduced slightly for the year due to concentration levels.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time. While values have declined slightly from their peak, values have held up well overall. This continues to drive low loan to values in this segment. The qualitative factors for this segment declined during the year due to this performance.

Residential Real Estate Non-Owner Occupied Loans. The loan segment has remained stable throughout the last several years. Both adversely classified and past dues have been consistent. There was no change to the qualitative factors for this segment.

Residential Real Estate Owner Occupied Loans. The loan segment has remained stable throughout the last several years. The severity of past due loans improved during the year, driving an overall reduction in the qualitative factors associated with this segment.

HELOC Loans. These loans are a small segment to overall loan balances. There was no change to the qualitative factors for this segment during the year.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, reflecting less uncertainty to recessionary risks that were high in prior years with the rapid movement in interest rates and inflationary pressures. Given the lower trend in interest rates and cash flow stability of the segment, the Company lowered its qualitative factors during the year.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. With fluctuations during the year for the qualitative factor driven by past dues within the segment, the qualitative factors ended the year in line with prior year end.

Agricultural Loans. Losses in this segment are very low. The qualitative factors for this segment fluctuated during the year due to overall past dues. The qualitative factors ended the year lower from improvement in the overall macroeconomic outlook for the agricultural industry including improved commodity prices and proposed government assistance. In addition, overall past due levels drove the qualitative factor lower.

Commercial and Industrial Loans. The qualitative factors for this segment were reduced during the year. Most of the repricing for higher rates in this loan segment has already occurred and prior years increases for higher risk were no longer necessary. In addition, tariff impacts had minimal overall impacts on the portfolio.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. While historical net charge-offs have been immaterial in this segment, there was an increase in past dues that resulted in an increase to the qualitative factor to reflect the higher risk.

Acquired Loans. Loans acquired in a business combination after January 1, 2020, that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2025, 2024, and 2023 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Twelve months ended December 31, 2025
Beginning Balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	1,961	(131)	66	4,003	925	2,582	515	9,921
Loans charged off	107	—	156	1,197	2,503	2,485	1,425	7,873
Recoveries collected	—	53	264	114	1,022	586	606	2,645
Ending balance	$5,129	$1,283	$3,753	$35,589	$1,401	$26,285	$1,435	$74,875

Twelve months ended December 31, 2024
Beginning Balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—
Provision for credit loss expense	352	(5)	(785)	1,178	3,587	510	798	5,635
Loans charged off	—	—	195	451	2,410	688	2,004	5,748
Recoveries collected	5	—	339	184	75	330	687	1,620
Ending balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182

Twelve months ended December 31, 2023
Beginning Balance	$2,250	$1,433	$3,742	$28,157	$585	$20,808	$2,118	$59,093
Initial allowance on loans purchased with credit deterioration	308	—	124	1,066	—	2,273	20	3,791
Provision for credit loss expense	374	(67)	225	1,755	490	2,322	1,005	6,104
Loans charged off	14	—	87	25	408	529	1,568	2,631
Recoveries collected	—	—	216	805	38	576	683	2,318
Ending balance	$2,918	$1,366	$4,220	$31,758	$705	$25,450	$2,258	$68,675

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of December 31, 2025 and 2024 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
Twelve months ended December 31, 2025
Agricultural real estate	$111	—	—	$111	—
1-4 family residential properties	600	—	—	600	—
Multifamily residential properties	371	—	—	371	—
Commercial real estate	30,208	—	—	30,208	13
Loans secured by real estate	31,290	—	—	31,290	13
Commercial and industrial loans	—	7,123	29	7,152	392
All other loans	—	11,184	—	11,184	84
Total loans	$31,290	$18,307	$29	$49,626	$489

Twelve months ended December 31, 2024
Agricultural real estate	$1,107	—	—	$1,107	—
1-4 family residential properties	360	—	—	360	—
Multifamily residential properties	895	—	—	895	—
Commercial real estate	4,430	—	—	4,430	196
Loans secured by real estate	6,792	—	—	6,792	196
Agricultural loans	600	9,526	—	10,126	788
Commercial and industrial loans	57	1,234	—	1,291	260
All other loans	—	—	—	—	—
Total loans	$7,449	$10,760	$—	$18,209	$1,244

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2025 and 2024 (in thousands):

	Term Loans by Origination Year						Revolving
Risk rating	2025	2024	2023	2022	2021	Prior	Loans	Total
December 31, 2025
Construction and land development loans
Pass	$114,696	$99,757	$119,602	$5,167	$6,048	$14,659	$—	$359,929
Special mention	—	—	398	—	—	348	—	746
Substandard	—	—	—	5	—	7	—	12
Total	$114,696	$99,757	$120,000	$5,172	$6,048	$15,014	$—	$360,687
Current period gross writeoffs	$—	$—	$107	$—	$—	$—	$—	$107
Agricultural real estate loans
Pass	$42,758	$22,040	$12,609	$107,950	$61,357	$87,939	$—	$334,653
Special mention	228	339	806	22,343	1,331	7,810	—	32,857
Substandard	598	194	—	224	392	4,490	—	5,898
Total	$43,584	$22,573	$13,415	$130,517	$63,080	$100,239	$—	$373,408
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$54,180	$31,041	$28,668	$62,974	$64,512	$144,475	$92,629	$478,479
Special mention	—	—	—	185	93	760	—	1,038
Substandard	127	529	584	624	670	6,946	857	10,337
Total	$54,307	$31,570	$29,252	$63,783	$65,275	$152,181	$93,486	$489,854
Current period gross writeoffs	$—	$12	$9	$—	$—	$135	$—	$156
Commercial real estate loans
Pass	$459,831	$217,098	$157,923	$597,491	$498,456	$916,195	$—	$2,846,994
Special mention	—	371	1,150	12,931	248	4,760	—	19,460
Substandard	—	5,000	15,295	6,246	2,394	8,763	—	37,698
Total	$459,831	$222,469	$174,368	$616,668	$501,098	$929,718	$—	$2,904,152
Current period gross writeoffs	$—	$699	$—	$391	$—	$107	$—	$1,197
Agricultural loans
Pass	$230,666	$45,361	$7,684	$10,151	$6,363	$2,560	$—	$302,785
Special mention	1,209	76	11	—	23	—	—	1,319
Substandard	451	367	2,484	845	24	—	—	4,171
Total	$232,326	$45,804	$10,179	$10,996	$6,410	$2,560	$—	$308,275
Current period gross writeoffs	$—	$280	$1,081	$836	$306	$—	$—	$2,503
Commercial and industrial loans
Pass	$431,942	$214,908	$82,977	$210,658	$159,029	$357,077	$—	$1,456,591
Special mention	19,409	8,898	2,542	7,965	61	26,193	—	65,068
Substandard	—	1,397	2,180	1,008	219	16,617	—	21,421
Total	$451,351	$225,203	$87,699	$219,631	$159,309	$399,887	$—	$1,543,080
Current period gross writeoffs	$—	$—	$163	$225	$497	$1,600	$—	$2,485
Consumer loans
Pass	$5,619	$2,555	$2,812	$12,861	$5,511	$2,119	$—	$31,477
Special mention	—	—	—	22	—	—	—	22
Substandard	—	30	9	171	132	77	—	419
Total	$5,619	$2,585	$2,821	$13,054	$5,643	$2,196	$—	$31,918
Current period gross writeoffs	$5	$23	$27	$99	$43	$1,228	$—	$1,425
Total loans
Pass	$1,339,692	$632,760	$412,275	$1,007,252	$801,276	$1,525,024	$92,629	$5,810,908
Special mention	20,846	9,684	4,907	43,446	1,756	39,871	—	120,510
Substandard	1,176	7,517	20,552	9,123	3,831	36,900	857	79,956
Total	$1,361,714	$649,961	$437,734	$1,059,821	$806,863	$1,601,795	$93,486	$6,011,374
Current period gross writeoffs	$5	$1,014	$1,387	$1,551	$846	$3,070	$—	$7,873

	Term Loans by Origination Year						Revolving
Risk rating	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Construction and land development loans
Pass	$82,696	$101,715	$14,390	$15,817	$4,735	$16,342	$—	$235,695
Special mention	—	—	—	—	—	382	—	382
Substandard	—	—	6	—	—	10	—	16
Total	$82,696	$101,715	$14,396	$15,817	$4,735	$16,734	$—	$236,093
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$25,824	$17,292	$159,433	$55,083	$48,700	$73,592	$—	$379,924
Special mention	—	192	107	986	1,755	5,630	—	8,670
Substandard	—	141	966	—	—	1,059	—	2,166
Total	$25,824	$17,625	$160,506	$56,069	$50,455	$80,281	$—	$390,760
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential property loans
Pass	$46,350	$36,454	$74,580	$75,325	$61,936	$110,348	$79,714	$484,707
Special mention	175	—	204	326	—	577	59	1,341
Substandard	174	672	916	737	557	6,875	618	10,549
Total	$46,699	$37,126	$75,700	$76,388	$62,493	$117,800	$80,391	$496,597
Current period gross writeoffs	$—	$46	$13	$33	$—	$103	$—	$195
Commercial real estate loans
Pass	$216,297	$213,704	$680,665	$535,056	$289,855	$774,516	$—	$2,710,093
Special mention	659	13,732	4,090	2,053	713	10,462	—	31,709
Substandard	—	49	3,844	467	—	4,067	—	8,427
Total	$216,956	$227,485	$688,599	$537,576	$290,568	$789,045	$—	$2,750,229
Current period gross writeoffs	$—	$—	$151	$—	$—	$300	$—	$451
Agricultural loans
Pass	$175,402	$24,024	$13,147	$9,162	$1,585	$2,306	$—	$225,626
Special mention	617	2,208	976	100	—	—	—	3,901
Substandard	843	7,092	2,209	—	—	—	—	10,144
Total	$176,862	$33,324	$16,332	$9,262	$1,585	$2,306	$—	$239,671
Current period gross writeoffs	$—	$2,213	$100	$52	$—	$45	$—	$2,410
Commercial and industrial loans
Pass	$307,785	$228,411	$278,845	$183,042	$131,005	$360,610	$—	$1,489,698
Special mention	54	1,149	1,277	748	1,020	7,583	—	11,831
Substandard	65	1,410	789	446	98	815	—	3,623
Total	$307,904	$230,970	$280,911	$184,236	$132,123	$369,008	$—	$1,505,152
Current period gross writeoffs	$10	$47	$207	$378	$10	$36	$—	$688
Consumer loans
Pass	$5,098	$5,138	$24,430	$11,810	$4,494	$2,385	$—	$53,355
Special mention	—	—	14	—	—	—	—	14
Substandard	12	21	259	216	54	29	—	591
Total	$5,110	$5,159	$24,703	$12,026	$4,548	$2,414	$—	$53,960
Current period gross writeoffs	$98	$63	$154	$139	$59	$1,491	$—	$2,004
Total loans
Pass	$859,452	$626,738	$1,245,490	$885,295	$542,310	$1,340,099	$79,714	$5,579,098
Special mention	1,505	17,281	6,668	4,213	3,488	24,634	59	57,848
Substandard	1,094	9,385	8,989	1,866	709	12,855	618	35,516
Total	$862,051	$653,404	$1,261,147	$891,374	$546,507	$1,377,588	$80,391	$5,672,462
Current period gross writeoffs	$108	$2,369	$625	$602	$69	$1,975	$—	$5,748

The following table presents the Company’s loan portfolio, on an amortized cost basis, aging analysis at December 31, 2025 and 2024 (dollars in thousands):

							Total
			90 Days				Loans > 90
	30-59 days	60-89 days	or More	Total		Total Loans	days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
December 31, 2025
Construction and land development	$—	$—	$—	$—	$360,687	$360,687	$—
Agricultural real estate	—	—	841	841	372,567	373,408	—
1-4 family residential properties	4,725	1,630	1,687	8,042	481,812	489,854	—
Multifamily residential properties	—	—	—	—	339,482	339,482	—
Commercial real estate	712	228	5,671	6,611	2,558,059	2,564,670	—
Loans secured by real estate	5,437	1,858	8,199	15,494	4,112,607	4,128,101	—
Agricultural loans	—	19	—	19	308,256	308,275	—
Commercial and industrial loans	414	205	904	1,523	1,380,075	1,381,598	—
Consumer loans	329	44	111	484	31,434	31,918	—
All other loans	—	—	—	—	161,482	161,482	—
Total loans	$6,180	$2,126	$9,214	$17,520	$5,993,854	$6,011,374	$—
Percent of total loans				0.29%
December 31, 2024
Construction and land development	$6	$—	$—	$6	$236,087	$236,093	$—
Agricultural real estate	—	—	533	533	390,227	390,760	—
1-4 family residential properties	2,209	931	2,089	5,229	491,368	496,597	—
Multifamily residential properties	—	—	472	472	332,172	332,644	—
Commercial real estate	595	553	344	1,492	2,416,093	2,417,585	—
Loans secured by real estate	2,810	1,484	3,438	7,732	3,865,947	3,873,679	—
Agricultural loans	550	—	1,289	1,839	237,832	239,671	—
Commercial and industrial loans	337	89	463	889	1,335,031	1,335,920	—
Consumer loans	442	48	111	601	53,359	53,960	—
All other loans	—	—	—	—	169,232	169,232	—
Total loans	$4,139	$1,621	$5,301	$11,061	$5,661,401	$5,672,462	$—
Percent of total loans				0.19%

Nonaccrual Loans

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

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2025 and December 31, 2024 (in thousands). This table excludes performing purchased credit deteriorated loans and performing loans modified.

	2025		2024
	Nonaccrual with no Allowance for		Nonaccrual with no Allowance for
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$5	$5	$6	$6
Agricultural real estate	1,181	1,181	2,213	2,213
1-4 family residential properties	4,940	5,763	4,196	4,937
Multifamily residential properties	371	371	—	—
Commercial real estate	10,109	10,381	4,901	7,716
Loans secured by real estate	16,606	17,701	11,316	14,872
Agricultural loans	19	19	1,371	11,521
Commercial and industrial loans	1,232	1,967	1,320	2,071
Consumer loans	182	182	311	311
All other loans	1,942	11,184	—	—
Total loans	$19,981	$31,053	$14,318	$28,775

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $31.1 million and $28.8 million at December 31, 2025 and 2024, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1.2 million, $1.4 million and $412,000 in 2025, 2024, and 2023, respectively.

Loan Modification to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

				Total
	Payment	Term	Interest	Class of
	Delay	Extension	Rate	Financing
	Investment	Modifications	Reduction	Receivable
December 31, 2025
Agricultural real estate	$288	$—	$—	—%
1-4 family residential properties	9	1,085	—	0.02%
Commercial real estate	575	—	505	0.02%
Loans secured by real estate	872	1,085	505	0.04%
Commercial and industrial loans	708	73	—	0.01%
Consumer loans	—	4	—	—%
Total	$1,580	$1,162	$505	0.05%
December 31, 2024
Agricultural real estate	$309	$—	$—	0.01%
1-4 family residential properties	45	758	—	0.01%
Commercial real estate	847	188	472	0.03%
Loans secured by real estate	1,201	946	472	0.05%
Commercial and industrial loans	136	92	—	—%
Consumer loans	2	8	—	—%
Total	$1,339	$1,046	$472	0.05%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended December 31, 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
Commercial real estate	$—	$505	$—	$505
Loans secured by real estate	—	505	—	505
Commercial and industrial loans	—	723	—	723
Total loans	$—	$1,228	$—	$1,228

The following table shows the financial effect of loan modifications during the current quarter to borrowers experiencing financial difficulty for the three months ended December 31, 2025.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
Agricultural real estate	—%	—
1-4 family residential properties	—%	—
Commercial real estate	—%	—
Commercial and industrial loans	—%	—
Consumer loans	—%	—
Other Loans	—%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no loans modified during the prior twelve months that experienced defaults for twelve months ended December 31, 2025.

At December 31, 2025 and 2024, the balance of real estate owned include $2.9 million and $2.2 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2025 and 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $1.3 million and $2.8 million.

Purchased Credit Deteriorated (PCD) Loans

During 2023, the Company acquired loans from Blackhawk Bank, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

Blackhawk Acquisition
Purchase price of purchase credit deteriorated loans at acquisition	$115,250
Allowance for credit losses at acquisition	(3,791)
Non-credit discount/(premium) at acquisition	(5,476)
Fair value of purchased credit deteriorated loans at acquisition	$105,983

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2025 and 2024 consisted of (in thousands):

	2025	2024
Land	$28,523	$35,355
Buildings and improvements	67,201	71,814
Furniture and equipment	21,678	20,154
Leasehold improvements	5,377	5,054
Capitalized software	7,243	3,233
Construction in progress	652	1,553
Subtotal	130,674	137,163
Accumulated depreciation and amortization	39,892	36,929
Total	$90,782	$100,234

Depreciation and amortization expense was $5.2 million, $4.9 million, and $5.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. This expense is included in net occupancy and equipment expense on the Consolidated Statements of Income.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2025 and 2024 (in thousands):

	2025		2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
Goodwill	$207,151	$3,760	$207,151	$3,760
Core deposit intangibles	79,945	53,285	79,945	44,736
Customer list intangibles	34,420	16,021	30,857	13,180
	$324,531	$76,081	$320,968	$64,691

Core deposit intangibles are being amortized over a period of 10 years and other intangibles, primarily customer lists, are being amortized over periods ranging from 3 to 12 years.

In December 2025, a customer list intangible asset of $764,000 was recorded for the acquisition of RFMS customer list in connection with its farm management business. First Mid Wealth Management was assigned all of this intangible asset. The purchase consideration given to RFMS matches the amount of intangible assets recorded.

During the quarter ended September 30, 2025, a customer list intangible asset of $2.8 million was recorded for the acquisition of a portion of AAIG's customer list in connection with its insurance business. First Mid Insurance was assigned all of this intangible asset. The purchase consideration given to AAIG matches the amount of intangible assets recorded.

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

The unpaid principal balance of mortgage loans serviced for others was $509.7 million and $572.6 million at December 31, 2025 and 2024, respectively. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$5,629	$6,859
Adjustment to valuation reserve	1	7
Mortgage servicing rights amortized	(1,053)	(1,226)
Interest only strip	(11)	(11)
Ending balance	$4,566	$5,629
Fair value of portfolio	$5,596	$6,716

Total amortization expense for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Core deposit intangibles	$8,549	$9,770	$6,534
Customer list intangibles	2,841	2,560	2,069
Mortgage servicing rights	1,053	1,226	524
	$12,443	$13,556	$9,127

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

For year ended 12/31/26	$10,925
For year ended 12/31/27	9,661
For year ended 12/31/28	8,447
For year ended 12/31/29	7,095
For year ended 12/31/30	5,417

The weighted average amortization period for core deposit, customer lists and total intangibles was 2.91, 4.22 and 3.44 years respectively, at December 31, 2025.

Note 8 – Deposits

As of December 31, 2025 and 2024, deposits consisted of the following (in thousands):

	2025	2024
Demand deposits:
Non-interest-bearing	$1,392,534	$1,329,155
Interest-bearing	2,095,370	1,907,734
Savings	639,412	636,427
Money market	1,138,464	1,196,537
Time deposits	1,129,493	987,243
Total deposits	$6,395,273	$6,057,096

As of December 31, 2025, 2024, and 2023, the aggregate amount of time deposits in denominations of more than $250,000 was as follows (in thousands):

	2025	2024	2023
Time deposit balances in denominations of more than $250,000	$419,929	$341,432	$282,028

The following table shows the amount of maturities for all time deposits as of December 31, 2025 (in thousands):

Less than 1 year	$988,464
1 year to 3 years	123,759
3 years to 5 years	17,270
Over 5 years	—
Total	$1,129,493

In 2025, the Company maintained account relationships with various public entities throughout its market areas. These public entities had total balances of approximately $193.6 million and $261.2 million in various checking accounts and time deposits as of December 31, 2025 and 2024, respectively. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Repurchase Agreements and Other Borrowings

As of December 31, 2025 and 2024 borrowings consisted of the following (in thousands):

	2025	2024
Securities sold under agreements to repurchase	$196,716	$204,122
Federal Home Loan Bank-overnight	—	90,000
Federal Home Loan Bank (FHLB) fixed-term advances	270,000	152,520
Subordinated debt	60,008	87,472
Junior subordinated debentures	24,454	24,280
Total	$551,178	$558,394

Aggregate annual maturities of FHLB advances and debt (excluding unamortized discounts and premiums) at December 31, 2025 are (in thousands):

		Subordinated	Jr. Subordinated
	FHLB	Debt	Debentures	Total
2026	$25,000	$—	$—	$25,000
2027	50,000	—	—	50,000
2028	25,000	—	—	25,000
2029	45,000	—	—	45,000
2030	100,000	56,000	—	156,000
Thereafter	25,000	5,000	25,775	55,775
	270,000	61,000	25,775	356,775
Unamortized discount	—	(992)	(1,321)	(2,313)
	$270,000	$60,008	$24,454	$354,462

FHLB advances represent borrowings by First Mid Bank to fund loan demand. At December 31, 2025 the advances totaling $270.0 million were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$25,000,000	3.0	4.40%	June 15, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
25,000,000	5.0	3.16%	August 14, 2030
50,000,000	5.0	2.92%	November 25, 2030
25,000,000	10.0	2.71%	March 5, 2035

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 1.88%.

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	December 31, 2025	December 31, 2024
US Treasury securities and obligations of U.S. government corporations and agencies	$55,863	$70,664
Mortgage-backed securities	140,853	133,458
Total	$196,716	$204,122

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At December 31, 2025, there was no outstanding loan balance on the revolving credit agreement with The Northern Trust Company. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. Management believes that the Company and its subsidiary bank was in compliance with all the existing covenants at December 31, 2025 and 2024.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes bore interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum (7.5% and 3.95% at December 31, 2025 and 2024, respectively). On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. On October 15, 2025, the Company paid down $20 million of the outstanding Notes. As a result, as of December 31, 2025, $56 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of December 31, 2025, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of December 31, 2025, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points) after June 15, 2011 (5.59% and 6.81% at December 31, 2025 and 2024, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures matured in 2025, bear interest at three-month SOFR plus 185 basis points (5.84% and 7.06% at December 31, 2025 and 2024, respectively) and resets quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (5.69% and 6.91% at December 31, 2025 and 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million of trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.20% and 8.17% at December 31, 2025 and 2024, respectively) and resets quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.02% and 7.25% at December 31, 2025 and 2024, respectively) and resets quarterly.

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

Quantitative measures established by each regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain a minimum capital amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2025 and 2024, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2025 and 2024, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2025, there were no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)
Company	$989,634	15.67%	$663,053	>10.50%	N/A	N/A
First Mid Bank	910,047	14.47%	660,282	>10.50%	$628,840	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	855,405	13.55%	536,757	> 8.50%	N/A	N/A
First Mid Bank	835,826	13.29%	534,514	> 8.50%	503,072	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	830,951	13.16%	442,035	> 7.00%	N/A	N/A
First Mid Bank	835,826	13.29%	440,188	> 7.00%	408,746	> 6.50%
Tier 1 capital (to average assets)
Company	855,405	11.07%	308,994	> 4.00%	N/A	N/A
First Mid Bank	835,826	10.88%	307,361	> 4.00%	384,201	> 5.00%

December 31, 2024
Total capital (to risk-weighted assets)
Company	$935,189	15.37%	$639,015	>10.50%	N/A	N/A
First Mid Bank	880,621	14.51%	637,089	>10.50%	$606,752	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	780,096	12.82%	517,298	> 8.50%	N/A	N/A
First Mid Bank	813,000	13.40%	515,739	> 8.50%	485,401	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	755,816	12.42%	426,010	> 7.00%	N/A	N/A
First Mid Bank	813,000	13.40%	424,726	> 7.00%	394,389	> 6.50%
Tier 1 capital (to average assets)
Company	780,096	10.33%	301,976	> 4.00%	N/A	N/A
First Mid Bank	813,000	10.82%	300,596	> 4.00%	375,745	> 5.00%

The Company's risk-weighted assets, capital and capital ratios for December 31, 2025 and 2024 were computed in accordance with Basel III capital rules. See heading "Basel III" in the Overview section of this report for a more detailed description of Basel III rules. As of December 31, 2025 and 2024, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

Loans held for sale. The fair values are estimated by using quoted prices of loans with similar characteristics and are therefore classified in Level 2 of the valuation hierarchy.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurements Using:
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Fair Value	Assets (Level 1)	Inputs (Level 2)	(Level 3)
December 31, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$144,080	$—	$144,080	$—
Obligations of states and political subdivisions	280,633	—	280,633	—
Mortgage-backed securities	624,666	—	624,666	—
Corporate bonded debt	27,504	—	24,745	2,759
Total available-for-sale securities	1,076,883	—	1,074,124	2,759
Equity securities	4,588	4,588	—	—
Loans held for sale	5,203	—	5,203	—
Derivative assets: interest rate swaps	1,728	—	1,728	—
Total assets	$1,088,402	$4,588	$1,081,055	$2,759

Derivative liabilities: interest rate swaps	$1,247	$—	$1,247	$—

December 31, 2024
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,358	$—	$191,358	$—
Obligations of states and political subdivisions	267,740	—	267,740	—
Mortgage-backed securities	539,742	—	539,742	—
Corporate bonded debt	64,452	—	58,693	5,759
Total available-for-sale securities	1,063,292	—	1,057,533	5,759
Equity securities	4,439	4,439	—	—
Loans held for sale	6,614	—	6,614	—
Derivative assets: interest rate swaps	2,949	—	2,949	—
Total assets	$1,077,294	$4,439	$1,067,096	$5,759

Derivative liabilities: interest rate swaps	$2,006	$—	$2,006	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

Total
December 31, 2025
Beginning balance	$5,759
Transfers out of Level 3	(7,029)
Purchases	7,029
Maturities	(3,000)
Ending balance	$2,759

December 31, 2024
Beginning balance	$6,163
Transfers into Level 3	3
Maturities	(407)
Ending balance	$5,759

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of December 31, 2025 was $11.0 million and a fair value of $10.4 million resulting in specific loss exposures of $605,000. As of December 31, 2024, the total carrying amount of loans for which a change specific allowance has occurred was $17.9 million. These loans had a fair value of $16.6 million which resulted in specific loss exposures of $1.3 million.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. The total carrying amount of other real estate owned as of December 31, 2025 was $2.9 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $605,000. The total carrying amount of other real estate owned as of December 31, 2024 was $2.2 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $48,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Collateral dependent loans	$10,389	$—	$—	$10,389
Foreclosed assets held for sale	605	—	—	605
December 31, 2024
Collateral dependent loans	$16,604	$—	$—	$16,604
Foreclosed assets held for sale	48	—	—	48

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2025.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$10,389	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	605	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at December 31, 2024.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
Collateral dependent loans	$16,604	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	48	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 (in thousands):

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets
Cash and due from banks	$254,844	$254,844	$254,844	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit investments	1,740	1,740	—	1,740	—
Available-for-sale securities	1,076,883	1,076,883	—	1,074,124	2,759
Held-to-maturity securities	2,288	2,288	2,288	—	—
Equity securities	4,588	4,588	4,588	—	—
Loans held for sale	5,203	5,203	—	5,203	—
Loans net of allowance for credit losses	5,931,296	5,761,258	—	—	5,761,258
Interest receivable	39,949	39,949	—	39,949	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	11,351	11,351	—	11,351	—
Financial liabilities
Deposits	$6,395,273	$6,322,439	$—	$5,265,780	$1,056,659
Securities sold under agreements to repurchase	196,716	196,716	—	196,716	—
Interest payable	5,782	5,782	—	5,782	—
Federal Home Loan Bank borrowings	270,000	270,338	—	270,338	—
Subordinated debentures	60,008	60,800	—	60,800	—
Junior subordinated debentures	24,454	22,083	—	22,083	—

December 31, 2024
Financial assets
Cash and due from banks	$121,141	$121,141	$121,141	$—	$—
Federal funds sold	75	75	75	—	—
Certificates of deposit investments	3,500	3,500	—	3,500	—
Available-for-sale securities	1,063,292	1,063,292	—	1,057,533	5,759
Held-to-maturity securities	2,279	2,279	2,279	—	—
Equity securities	4,439	4,439	4,439	—	—
Loans held for sale	6,614	6,614	—	6,614	—
Loans net of allowance for credit losses	5,595,666	5,314,756	—	—	5,314,756
Interest receivable	38,639	38,639	—	38,639	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	9,501	9,501	—	9,501	—
Financial liabilities
Deposits	$6,057,096	$5,977,113	$—	$5,069,853	$907,260
Securities sold under agreements to repurchase	204,122	204,122	—	204,122	—
Interest payable	5,280	5,280	—	5,280	—
Federal Home Loan Bank borrowings	242,520	240,125	—	240,125	—
Subordinated debentures	87,472	86,062	—	86,062	—
Junior subordinated debentures	24,280	21,411	—	21,411	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At December 31, 2025, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $6.8 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $6.8 million as an equity instrument (deferred compensation). The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2025 and 2024, the Company issued no common shares pursuant to the DCP.

The Company also maintains deferred compensation arrangements that were acquired in the Soy Capital acquisition. Individual participants in the agreements are primarily business development employees in the First Mid Insurance and First Mid Wealth Management divisions. The total liabilities associated with these agreements are included in other liabilities on the Company's consolidated balance sheets as of December 31, 2025 and 2024.

Note 13 -- Stock Incentive Plan

At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan ("SI Plan"). The SI Plan was implemented to succeed the Company's 2007 Stock Incentive Plan, which had a ten-year term. At the Annual Meeting of Stockholders held on April 30, 2025, the stockholders approved amendments to the SI Plan to change the name of the plan to the 2025 Stock Incentive Plan and to extend the term of the plan to January 21, 2035. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. The Company awarded 84,097, 80,332 and 45,986 shares (under the 2017 Stock Incentive Plan) during 2025, 2024, and 2023, respectively, as stock and stock unit awards. The Company recognizes forfeitures of awarded shares as they occur.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Stock and stock unit awards:
Pre-tax compensation expense	$2,642	$2,359	$1,656
Income tax benefit	(555)	(495)	(348)
Total share-based compensation expense, net of income taxes	$2,087	$1,864	$1,308

The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
		Weighted-avg		Weighted-avg		Weighted-avg
		Grant-date		Grant-date		Grant-date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	96,571	$32.29	76,740	$33.24	82,048	$37.41
Granted	84,097	38.96	80,332	33.51	45,986	27.64
Vested	(62,512)	(35.20)	(58,330)	(35.05)	(49,525)	(34.88)
Forfeited	(1,452)	(36.39)	(2,171)	(32.21)	(1,769)	(35.15)
Nonvested, end of year	116,704	$35.57	96,571	$32.29	76,740	$33.24
Fair value of shares vested		$2,200,358		$2,044,438		$1,727,554

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for restricted stock unit awards and three years for restricted stock awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. As of December 31, 2025, 2024, and 2023, there was $2.0 million, $1.4 million, and $1.5 million, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI Plan.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees, which for 2025, provided a Company matching contribution of up to 6% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $4.7 million, $4.8 million and $4.0 million in 2025, 2024, and 2023, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Current
Federal	$19,899	$18,504	$2,189
State	7,738	6,404	542
Total current	27,637	24,908	2,731
Deferred
Federal	(1,887)	(2,497)	12,585
State	(451)	3,087	4,154
Total deferred	(2,338)	590	16,739
Total	$25,299	$25,498	$19,470

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 21% to income before income taxes). The principal reasons for the difference are as follows (in thousands):

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
US statutory income tax rate	$24,580	21.0%	$21,923	21.0%	$18,565	21.0%
Domestic state and local income tax, net of federal	5,772	4.9%	4,917	4.7%	3,710	4.2%
Tax credits (federal)	(290)	-0.2%	(229)	-0.2%	(303)	-0.3%
Nontaxable or nondeductible items (federal)
Tax-exempt income from bank owned life insurance	(908)	-0.8%	(994)	-1.0%	(1,035)	-1.2%
Nondeductible interest expense	98	0.1%	307	0.3%	799	0.9%
Other tax-exempt income	(2,459)	-2.1%	(2,397)	-2.3%	(2,416)	-2.7%
Other	93	0.1%	(297)	-0.3%	251	0.3%
Changes in valuation allowances (federal)	(607)	-0.5%	(357)	-0.3%	—	—%
Changes in tax laws or rates enacted in the current period	—	—%	2,581	2.5%	—	—%
Changes in unrecognized tax benefits (federal), net	249	0.2%	213	0.2%	—	—%
Other items	(1,229)	-1.0%	(169)	-0.2%	(101)	-0.1%
Effective tax rate	$25,299	21.6%	$25,498	24.4%	$19,470	22.0%

Tax expense recorded by the Company for the years ended December 31, 2025, 2024, and 2023 included interest or penalties of approximately $249,000, $213,000, and $307,000, respectively. Tax returns filed with the Internal Revenue Service, Illinois, Wisconsin, Florida, Indiana, Missouri, and Texas Department of Revenues are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2022.

On July 4, 2025, The One Big Beautiful Bill Act, was signed into law. The Company has completed its evaluation of the provisions of the bill and does not expect it to have a material impact on its financial statements.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$19,751	$18,588
Available-for-sale investment securities	36,171	49,082
Deferred compensation	4,215	4,377
Supplemental retirement	533	512
Deferred loan costs	384	462
Stock compensation expense	207	80
Deferred revenue	162	211
Acquisition costs	87	112
Lease liability	3,476	3,743
Other	3,083	3,623
Total gross deferred tax assets	68,069	80,790
Less valuation allowance	—	(682)
Net deferred tax asset	68,069	80,108
Deferred tax liabilities:
Intangibles amortization	8,722	5,378
Prepaid expenses	1,947	2,023
FHLB stock dividend	21	21
Deferred expenses	100	100
Purchase accounting	—	1,854
Depreciation	3,177	4,517
Accumulated accretion	—	222
Mortgage servicing rights	1,202	1,485
Right of use asset	3,335	3,657
Other	552	1,265
Total gross deferred tax liabilities	19,056	20,522
Deferred tax assets, net	$49,013	$59,586

In evaluating the realizability of its deferred tax assets, the Company assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on historical taxable income and projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the deferred tax assets as of December 31, 2024 and 2025, except for a valuation allowance of $682,000 recorded against the 2024 net deferred tax asset related to capital loss carryforwards. In determining the need for this valuation allowance, the Company considered all positive and negative evidence available in assessing whether the weight of such evidence supported recognition of the deferred tax assets related to these capital losses. The Company expects to generate sufficient capital gains in 2025 to utilize the capital loss carryforwards; therefore, the Company has concluded that a valuation allowance is no longer warranted for the related deferred tax asset.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded their minimum capital requirements under applicable guidelines as of December 31, 2025. As of December 31, 2025, approximately $54.5 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Unused commitments and lines of credit:
Commercial real estate	$214,028	$323,979
Commercial operating	675,087	649,082
Home equity	119,456	105,867
Other	371,322	332,113
Total	$1,379,893	$1,411,041
Standby letters of credit	$17,575	$16,909

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2025 and 2024. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition of ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. Loans to related parties totaled approximately $130.3 million and $247.9 million at December 31, 2025 and 2024, respectively. Activity during 2025 and 2024 was as follows (in thousands):

	2025	2024
Beginning balance	$247,942	$248,698
New loans	17,237	144,024
Loan repayments	(134,897)	(144,780)
Ending balance	$130,282	$247,942

Deposits from related parties held by First Mid Bank at December 31, 2025 and 2024 totaled $158.5 million and $61.2 million, respectively.

Note 19 -- Business Combinations

On August 15, 2023, the Company completed its acquisition of Blackhawk Bancorp, Inc. (“Blackhawk”) pursuant to an Agreement and Plan of Merger, dated March 20, 2023 (the “Blackhawk Merger Agreement”). Pursuant to the Blackhawk Merger Agreement, Blackhawk was merged with and into the Company. Blackhawk shareholders received 1.15 shares of the Company's common stock for each share of Blackhawk common stock.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Blackhawk Merger taken place at the beginning of the period (dollars in thousands, except per share data):

Twelve months ended
December 31, 2023
Net interest income	$229,317
Provision for credit losses	7,320
Non-interest income	95,660
Non-interest expense	223,354
Income before income taxes	94,303
Income tax expense	20,744
Net income available to common stockholders	$73,559
Earnings per share
Basic	$3.38
Diluted	$3.36
Basic weighted average shares outstanding	21,780,217
Diluted weighted average shares outstanding	21,868,788

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Blackhawk acquisition, pre-tax, of $2.5 million, $8.2 million, and $0 during the year ended December 31, 2024 and 2023, respectively.

Note 20 -- Leases

The Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining the present value is the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the lease commencement date. In addition, the Company has elected not to include short-term leases (i.e. leases with terms of twelve months or less) or equipment leases (primarily copiers) deemed immaterial, on the consolidated balance sheets. The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	2025	2024
Operating lease right-of-use assets	$12,674	$13,861
Operating lease liabilities	13,210	14,190
Weighted-average remaining lease term (in years)	4.4	4.7
Weighted-average discount rate	3.54%	3.22%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2026	$3,327
2027	3,089
2028	2,439
2029	1,982
2030	1,338
Thereafter	2,483
Total minimum lease payments	14,658
Less imputed interest	(1,448)
Total lease liability	$13,210

The components of lease expense for the twelve months ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating lease cost	$3,331	$3,394
Short-term lease cost	145	118
Variable lease cost	1,182	775
Total lease cost	4,658	4,287
Income from subleases	(326)	(429)
Net lease cost	$4,332	$3,858

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. The Company recognized a $630,000 gain on the sale of their branch location in St. Louis, MO and subsequently leased the property back from the buyer with a lease term ending on December 31, 2026. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	2025	2024	2023
Operating cash flows from operating leases	$3,309	$3,333	$3,263

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of December 31, 2025 and 2024 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
Derivative	Location	(Years)	Amount	Value
December 31, 2025
Interest rate swap agreements	Other liabilities	3.3	$11,974	$(1,247)

December 31, 2024
Interest rate swap agreements	Other liabilities	4.3	$12,486	$(2,006)

The effects of fair value hedges on the Company's income statement during the twelve months ended December 31, 2025 and 2024 were as follows (in thousands):

Derivative	Location of Gain (Loss) on Derivative	2025	2024
Interest rate swap agreements	Interest income on loans	$(462)	$(6)

Derivative	Location of Gain (Loss) on Hedged Items	2025	2024
Interest rate swap agreements	Interest income on loans	$462	$6

As of December 31, 2025 and 2024, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

		Cumulative Amount of Fair Value Hedging
Line Item in the Balance Sheet in	Carrying Amount of	Adjustments Included in the Carrying
Which the Hedge Items are Included	the Hedged Assets	Amount of the Hedged Assets
December 31, 2025
Loans	$11,493	$(481)

December 31, 2024
Loans	$11,543	$(943)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of December 31, 2025 and 2024 (in thousands):

		Weighted Average
	Balance Sheet	Remaining Maturity	Notional	Estimated
	Location	(Years)	Amount	Value
December 31, 2025
Interest rate swap agreements	Other assets	3.0	$27,233	$1,728
Interest rate swap agreements	Loans	3.0	27,233	481
Interest rate swap agreements	Other liabilities	3.0	27,233	1,247

December 31, 2024
Interest rate swap agreements	Other assets	4.0	$28,968	$2,949
Interest rate swap agreements	Other liabilities	4.0	28,968	(2,949)

Note 22 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2025	2024
Assets
Cash	$25,845	$11,762
Premises and equipment, net	360	5,301
Investment in subsidiaries	996,334	934,750
Other assets	22,839	8,230
Total assets	$1,045,378	$960,043
Liabilities and stockholders’ equity
Liabilities
Debt	$84,462	$111,752
Other liabilities	2,224	1,900
Total liabilities	86,686	113,652
Stockholders’ equity	958,692	846,391
Total liabilities and stockholders’ equity	$1,045,378	$960,043

First Mid Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income (Loss)	Years ended December 31,
	2025	2024	2023
Income:
Dividends from subsidiaries	$79,115	$58,000	$51,213
Other income	159	681	87
Total income	79,274	58,681	51,300
Operating expenses	11,287	11,256	12,192
Income before income taxes and equity in undistributed earnings of subsidiaries	67,987	47,425	39,108
Income tax benefit	3,047	2,892	3,453
Income before equity in undistributed earnings of subsidiaries	71,034	50,317	42,561
Equity in undistributed earnings of subsidiaries	20,715	28,581	26,374
Net income	91,749	78,898	68,935
Other comprehensive income (loss), net of taxes	41,082	(5,956)	15,080
Comprehensive income (loss)	$132,831	$72,942	$84,015

First Mid Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$91,749	$78,898	$68,935
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation, amortization, accretion, net	—	—	265
Dividends received from subsidiary	—	—	51,213
Equity in undistributed earnings of subsidiaries	(20,715)	(28,581)	(26,374)
Increase in other assets	(12,522)	(2,221)	(49,606)
Increase (decrease) in other liabilities	4,798	(871)	1,526
Net cash provided by (used in) operating activities	63,310	47,225	45,959
Cash flows from investing activities:
Investment in subsidiary	—	(4,000)	—
Net cash from (used in) business acquisition	—	—	(41,827)
Other	3,654	—	—
Net cash provided by (used in) investing activities	3,654	(4,000)	(41,827)
Cash flows from financing activities:
Repayment of long-term debt	(29,882)	(19,455)	—
Proceeds from issuance of common stock	1,120	1,054	1,004
Payment to repurchase common stock	(724)	(659)	(465)
Dividends paid on common stock	(23,395)	(22,371)	(19,557)
Net cash provided by (used in) financing activities	(52,881)	(41,431)	(19,018)
Increase (decrease) in cash	14,083	1,794	(14,886)
Cash at beginning of year	11,762	9,968	24,854
Cash at end of year	$25,845	$11,762	$9,968

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Mid Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $6 billion and $75 million as of December 31, 2025, respectively. As more fully described in Notes 1 and 5 to the financial statements, the Company estimates the allowance for credit losses (ACL) to adequately account for probable losses expected over the remaining contractual life of the loan portfolio. The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses. Expected credit losses are measured either on a collective (pool) basis for loans that share similar risk characteristics or the loans are individually evaluated. The Company’s historical credit loss experience provides the basis for the estimate of expected credit losses. Expected credit losses for pooled loans are estimated using a discounted cash flow (DCF) methodology for each loan which incorporates measurements of probability of default (PD), loss given default (LGD), and prepayments and curtailments over the contractual term of the loans. Adjustments to historical loss rates are made using qualitative factors which consider the level and composition of nonaccrual, past due, and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions.

Auditing management’s ACL estimate involved a high degree of complexity and subjectivity in evaluating management’s use of key qualitative factors, and subjectivity in evaluating the qualitative adjustment in total.

Our audit procedures related to the estimated ACL included the following procedures:

•
We obtained an understanding of the Company’s process for establishing the ACL, including management’s measurement of the key qualitative factor adjustments of the ACL and the overall ACL amount
•
We tested the design and operating effectiveness of internal controls over the key assumptions and data used to develop the estimate, including management’s establishment of key qualitative adjustments to the ACL and the overall ACL amount
•
We assessed the reasonableness of, and evaluated support for, key assumptions used in the model and key qualitative adjustments based on external market data and loan portfolio performance metrics
•
We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the model and key qualitative adjustment estimation process by agreeing a sample of inputs to supporting information
•
We assessed the reasonableness of the overall ACL amount, including model estimates and qualitative factor adjustments and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio by considering and comparing past performance of the Company’s loan portfolio, trends in credit quality of the loan portfolio, and trends in the credit quality of peer institutions.

We have served as the Company’s auditor since 2005.

/s/ Forvis Mazars, LLP

St. Louis, Missouri

February 27, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).”

Based on the assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report following.

February 27, 2026

/s/ Joseph R. Dively

Joseph R. Dively

Chief Executive Officer

/s/ Jordan Read

Jordan Read

Chief Financial and Risk Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

First Mid Bancshares, Inc.

Mattoon, Illinois

Opinion on the Internal Control over Financial Reporting

We have audited First Mid Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

St. Louis, Missouri

February 27, 2026

ITEM 9B. OTHER INFORMATION

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information (3)
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
(A) Deferred compensation plan	—	$—	297,344	(1)
(B) Stock incentive plan	—	—	504,839	(2)
Total	—	$—	802,183

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

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•
Consolidated Balance Sheets -- December 31, 2025 and 2024
•
Consolidated Statements of Income -- For the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2025, 2024, and 2023.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description and Filing or Incorporation Reference
2.1

Agreement and Plan of Merger by and among First Mid Bancshares, Inc., Star Sub LLC and Two Rivers Financial Group, Inc., dated October 29, 2025 Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025.

3.1	Restated Certificate of Incorporation of First Mid Bancshares, Inc. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2025.
3.2	Amended and Restated Bylaws of First Mid Bancshares, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2019.
4.1

The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2	Description of Common Stock Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2020.
4.3

Indenture, dated as of October 6, 2020, between First Mid Bancshares, Inc. and U.S. Bank National Association, as Trustee

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020.

4.4

First Supplemental Indenture, dated as of October 6, 2020, between First Mid Bancshares, Inc. and U.S. Bank National Association, as Trustee (including the form of Note attached as an exhibit thereto)

Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020.

4.5	Form of 3.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.4)
10.1	Employment Agreement between the Company and Joseph R. Dively Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.2	Employment Agreement between the Company and Michael L. Taylor Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2024.
10.3	Employment Agreement between the Company and Matthew K. Smith Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2024.
10.4	Employment Agreement between the Company and Eric S. McRae Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.5	Employment Agreement between the Company and Bradley L. Beesley Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022.
10.6

First Amendment to the First Mid-Illinois Bancshares, Inc. Amended and Restated Deferred Compensation Plan

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

10.7	2025 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025.
10.8	Form of 2017 Incentive Plan Stock Unit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2017.
10.9

Form Agreement to Accelerate the Vesting of the First Mid-Illinois Bancshares, Inc. Stock Unit Awards

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017.

10.10	Form of Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.11	Form of Stock Unit/Restricted Stock Award Agreement Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018.
10.12	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.13	First Amendment to Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.14

Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland

Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Exhibit Number	Description and Filing or Incorporation Reference
10.16	Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2019.
10.17	Second Amendment to Sixth Amended and Restated Credit Agreement Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021.
10.18

Third Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 9, 2021

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.19

Fourth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of February 7, 2022

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022.

10.20

Fifth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 8, 2022

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022.

10.21

Sixth Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 7, 2023

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2023.

10.22

Seventh Amendment to the Sixth Amended and Restated Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of August 4, 2023

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023.

10.23

Ninth Amendment to the Sixth Amended and Restate Credit Agreement by and between First Mid Bancshares, Inc. and The Northern Trust Company, dated as of April 4, 2025.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025.

10.24

Registration Rights Agreement, dated as of February 22, 2021, by and between First Mid Bancshares, Inc. and the stockholder named therein

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the SEC on February 22, 2021.

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
97.1

First Mid Bancshares, Inc. Executive Officer Incentive Compensation Recovery Policy

Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024.

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

FIRST MID BANCSHARES, INC.
(Registrant)

Date: February 27, 2026
/s/ Joseph R. Dively
Joseph R. Dively
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of February 2026, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title

/s/ Joseph R. Dively
Joseph R. Dively, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Jordan Read
Jordan Read, Chief Financial and Risk Officer
(Principal Financial Officer and Principal Accounting Officer)
/s/ Holly B. Adams
Holly B. Adams, Director
/s/ Robert Cook
Robert Cook, Director
/s/ Zachary I. Horn
Zachary I. Horn, Director
/s/ J. Kyle McCurry
J. Kyle McCurry, Director
/s/ Mary J. Westerhold
Mary J. Westerhold, Director
/s/ James Zimmer
James Zimmer, Director
/s/ Giselle A. Marcus
Gisele A. Marcus, Director
/s/ Paul Palmby
Paul Palmby, Director
/s/ Alex J. Melvin
Alex J. Melvin, Director