Form 10-Q
period 2026-03-31
FIRST MID BANCSHARES, INC.
filed 2026-05-08
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 8, 2026, 26,615,796 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks:
Non-interest-bearing	$64,893	$57,224
Interest-bearing	411,190	197,620
Federal funds sold	949	76
Cash and cash equivalents	477,032	254,920
Certificates of deposit	3,060	1,740
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,325,037 and $1,215,813 at March 31, 2026 and December 31, 2025, respectively)	1,176,071	1,076,883
Held-to-maturity, at amortized cost (estimated fair value of $2,271 and $2,288 at March 31, 2026 and December 31, 2025, respectively)	2,271	2,288
Equity securities, at fair value	4,717	4,588
Loans held for sale, at fair value	4,909	5,203
Loans	6,939,367	6,006,171
Less allowance for credit losses	(86,814)	(74,875)
Net loans	6,852,553	5,931,296
Interest receivable	46,753	39,949
Other real estate owned, net	5,529	2,857
Premises and equipment, net	101,935	90,782
Goodwill, net	203,391	203,391
Intangible assets, net	73,956	49,625
Bank owned life insurance	186,042	174,915
Right of use assets	13,411	12,674
Current tax assets	—	714
Deferred tax assets	61,834	45,453
Other assets	75,153	69,380
Total assets	$9,288,617	$7,966,658
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,489,747	$1,392,534
Interest-bearing	6,057,892	5,002,739
Total deposits	7,547,639	6,395,273
Repurchase agreements with customers	208,811	196,716
Interest payable	6,600	5,782
Other borrowings	295,106	270,000
Subordinated debt, net	60,072	60,008
Junior subordinated debt, net	34,022	24,454
Lease liabilities	13,954	13,210
Current tax liabilities	10,602	—
Other liabilities	35,185	42,523
Total liabilities	8,211,991	7,007,966
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Common stock ($4 par value; authorized 45,000,000 shares; issued 27,307,663 and 24,671,969 shares in March 31, 2026 and December 31, 2025, respectively; outstanding 26,609,307 and 23,986,299 shares in March 31, 2026 and December 31, 2025, respectively)	111,231	100,688
Additional paid-in capital	614,974	516,984
Retained earnings	483,886	463,543
Deferred compensation	(205)	2,654
Accumulated other comprehensive loss	(108,708)	(101,301)
Treasury stock, at cost (698,356 and 685,670 shares in March 31, 2026 and December 31, 2025)	(24,552)	(23,876)
Total stockholders’ equity	1,076,626	958,692
Total liabilities and stockholders’ equity	$9,288,617	$7,966,658

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2026	2025
Interest income:
Interest and fees on loans	$90,986	$79,918
Interest on investment securities
Taxable	6,012	4,982
Exempt from federal income tax	1,873	1,795
Interest on certificates of deposit	21	36
Interest on federal funds sold	2	1
Interest on deposits with other financial institutions	1,726	827
Total interest income	100,620	87,559
Interest expense:
Interest on deposits	24,774	23,722
Interest on repurchase agreements with customers	1,025	1,180
Interest on other borrowings	2,398	1,831
Interest on subordinated debt	1,170	949
Interest on junior subordinated debt	468	468
Total interest expense	29,835	28,150
Net interest income	70,785	59,409
Provision for credit losses	2,598	1,652
Net interest income after provision for credit losses	68,187	57,757
Other income:
Wealth management revenues	6,375	5,800
Insurance commissions	10,807	9,925
Service charges	3,080	2,901
Investment securities gains (losses), net	20	(181)
Mortgage banking revenue, net	721	711
ATM / debit card revenue	4,135	3,646
Bank owned life insurance	1,340	1,687
Other income	(37)	375
Total other income	26,441	24,864
Other expense:
Salaries and employee benefits	35,016	31,748
Net occupancy and equipment expense	9,826	8,479
Net other real estate owned expense	212	101
FDIC insurance expense	940	849
Amortization of intangible assets	3,301	3,231
Stationery and supplies	302	431
Legal and professional	2,700	3,076
ATM / debit card expense	1,807	1,831
Marketing and donations	824	852
Other expense	5,797	3,874
Total other expense	60,725	54,472
Income before income taxes	33,903	28,149
Income taxes	7,576	5,978
Net income	$26,327	$22,171
Per share data:
Basic net income per common share	$1.06	$0.93
Diluted net income per common share	1.06	0.93

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended
	March 31,
(In thousands)	2026	2025
Net income	$26,327	$22,171
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2,778 and ($2,594) for three months ended March 31, 2026 and 2025, respectively	(7,392)	6,902
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of ($5) and $50 for three months ended March 31, 2026 and 2025, respectively	15	(131)
Other comprehensive income (loss), net of taxes	(7,407)	7,033
Comprehensive income	$18,920	$29,204

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2026

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2025	$100,688	$516,984	$463,543	$2,654	$(101,301)	$(23,876)	$958,692
Net income	—	—	26,327	—	—	—	26,327
Other comprehensive income, net of tax	—	—	—	—	(7,407)	—	(7,407)
Dividends on common stock ($.25 per share)	—	—	(5,984)	—	—	—	(5,984)
Issuance of 81,913 restricted common shares pursuant to 2017 stock incentive plan, net of forfeitures	328	3,241	—	—	—	—	3,569
Issuance of 6,975 common shares pursuant to 2017 stock incentive plan, net of forfeitures	28	276	—	—	—	—	304
Issuance of 6,975 common shares pursuant to the employee stock purchase plan	28	194	—	—	—	—	222
Issuance of 2,539,831 common shares pursuant to acquisition of Two Rivers Financial Group, Inc.	10,159	93,999	—	—	—	—	104,158
Purchase of 12,686 treasury shares	—	—	—	—	—	(500)	(500)
Deferred compensation	—	—	—	(3,563)	—	(176)	(3,739)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	2,299	—	—	—	—	2,299
Release of restricted stock units pursuant to 2017 stock incentive plan	—	(2,070)	—	—	—	—	(2,070)
Vested restricted shares/units compensation expense	—	51	—	704	—	—	755
March 31, 2026	$111,231	$614,974	$483,886	$(205)	$(108,708)	$(24,552)	$1,076,626

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended March 31, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	22,171	—	—	—	22,171
Other comprehensive income, net of tax	—	—	—	—	7,033	—	7,033
Dividends on common stock ($.24 per share)	—	—	(5,727)	—	—	—	(5,727)
Issuance of 73,618 restricted common shares pursuant to 2017 stock incentive plan, net of forfeitures	294	2,575	—	—	—	—	2,869
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan, net of forfeitures	22	196	—	—	—	—	218
Issuance of 6,891 common shares pursuant to the employee stock purchase plan	28	188	—	—	—	—	216
Deferred compensation	—	—	—	(2,779)	—	(181)	(2,960)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	1,791	—	—	—	—	1,791
Release of restricted stock units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	49	—	532	—	—	581
March 31, 2025	$100,602	$515,975	$411,633	$509	$(135,350)	$(22,420)	$870,949

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$26,327	$22,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,598	1,652
Depreciation, amortization and accretion, net	5,356	4,996
Change in cash surrender value of bank owned life insurance	(1,340)	(1,200)
Gain on cash surrender value of bank owned life insurance	—	(487)
Stock-based compensation expense	865	688
Operating lease payments	(852)	(822)
Loss (gain) on sale of investment securities, net	(20)	181
Loss on sales and write-downs of other real estate owned, net	52	80
Loss on sale of premises and equipment	6	14
Gain on sale of loans held for sale, net	(927)	(641)
Loss on repayment of subordinated debt	—	289
Gain on repayment of other borrowings	—	(85)
Decrease (increase) in accrued interest receivable	(2,396)	1,186
Increase in accrued interest payable	31	1,486
Origination of loans held for sale	(34,261)	(25,500)
Proceeds from sale of loans held for sale	33,924	29,111
Decrease (increase) in other assets	(2,245)	21,118
Decrease in other liabilities	(2,041)	(6,353)
Net cash provided by operating activities	25,077	47,884

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	840	980
Purchases of certificates of deposits	(2,160)	—
Proceeds from sales of investment securities available-for-sale	167,803	8,291
Proceeds from maturities of investment securities available-for-sale	24,027	23,927
Purchases of investment securities available-for-sale	(131,846)	(500)
Purchase of investment securities held-to-maturity	(3)	(21)
Net increase in loans	(63,743)	(31,149)
Purchases of premises and equipment	(1,960)	(1,930)
Proceeds from sale of premises and equipment	20	3,500
Proceeds from sales of other real property owned, net	270	33
Proceeds from bank owned life insurance death benefit	—	1,414
Purchase of other investments	(1,984)	—
Net cash provided by acquisition	88,269	—
Net cash provided by investing activities	79,533	4,545

Cash flows from financing activities:
Net increase in deposits	111,573	73,284
Increase in repurchase agreements with customers	12,095	15,650
Proceeds from other borrowings	—	54,000
Repayment of other borrowings	(206)	(101,435)
Repayment of subordinated debt	—	(8,381)
Proceeds from issuance of common stock	524	434
Purchase of treasury stock	(500)	—
Dividends paid on common stock	(5,984)	(5,727)
Net cash provided by financing activities	117,502	27,825
Increase in cash and cash equivalents	222,112	80,254
Cash and cash equivalents at beginning of period	254,920	121,216
Cash and cash equivalents at end of period	$477,032	$201,470

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$29,017	$26,805
Income taxes, net of refunds
US Federal	$—	$(1,009)
State of Illinois	(206)	(154)
State of Wisconsin	(80)	—
Other	—	(28)
Total income taxes, net of refunds	$(286)	$(1,191)
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$2,023	$—
Fixed assets transferred to other real estate owned	950	—
Initial recognition of right-of-use assets in exchange for lease liabilities	57	668
Supplemental disclosures for purchases of capital stock
Fair value of assets acquired	$1,186,786	$11,449
Consideration paid:
Cash paid	2	9,000
Common stock issued	104,159	—
Total consideration paid	104,161	9,000
Fair value of liabilities assumed	$1,082,625	$2,449

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), Two Rivers Bank & Trust (“Two Rivers Bank”), First Mid Wealth Management Company (“First Mid Wealth Management”), First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. (“the Captive”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2026 and 2025, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the March 31, 2026 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2026 are not necessarily indicative of the results expected for the year-ending December 31, 2026. The 2025 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K.

Acquisitions

Downs Insurance Agency, Inc. During the quarter ended March 31, 2026, Downs Insurance Agency, Inc. (DIA) customer list was acquired by the Company for a purchase price of $1.4 million and immediately assigned to First Mid Insurance Group.

Two Rivers Financial Group, Inc. On October 29, 2025, the Company and Star Sub LLC, a newly formed Iowa limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Two Rivers Financial Group, Inc., an Iowa corporation (Two Rivers), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Two Rivers pursuant to a business combination whereby Two Rivers would merge with and into Star Sub LLC, whereupon the separate corporate existence of Two Rivers would cease and Star Sub LLC would continue as a surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Two Rivers issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Two Rivers) was converted into and became the right to receive 1.225 shares of common stock of the Company, and cash-in-lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Merger to Two Rivers shareholders and equity award holders was 2,539,831 shares of the Company common stock valued at $104.2 million and $2,000 of cash-in-lieu of fractional shares.

It is anticipated that Two Rivers Bank will be merged with and into First Mid Bank in June 2026. At which time, Two Rivers Bank offices will become branches of First Mid Bank.

Ray Farm Management During the quarter ended December 31, 2025, Ray Farm Management Services, Inc.’s (RFMS) customer list was acquired by the Company for a purchase price of $764,000 and immediately assigned to First Mid Wealth Management.

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

Note 5 and 8 provide further information on the intangibles acquired in the above acquisitions.

Summary of Significant Accounting Policies

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes. The Chief Financial and Risk Officer, Jordan Read (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision-making and resource allocation. As of March 31, 2026, management has reviewed the requirements of generally accepted accounting principles and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.

Based on this assessment the Company’s financial statement disclosures fully comply with generally accepted accounting principles, and no additional qualitative segment disclosures are necessary.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

Unrealized Losses on Securities
March 31, 2026
Net unrealized losses on securities available-for-sale	$(148,966)
Tax benefit	40,258
Balance at March 31, 2026	$(108,708)

December 31, 2025
Net unrealized losses on securities available-for-sale	$(138,930)
Tax benefit	37,629
Balance at December 31, 2025	$(101,301)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the statements of income during the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended
	March 31,		Affected Line Item in the
	2026	2025	Statements of Income
Realized gain (loss) on available-for-sale securities, net	$20	$(181)	Investment securities gains (losses), net (total reclassified amount before tax)
Income tax benefit (expense)	(5)	50	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$15	$(131)	Net reclassified amount

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

In November 2025, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2025-08, Financial Instruments Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). The update was published with the intent to eliminate the current expected credit loss (CECL) “double count” on non-Purchase Credit Deteriorated (PCD) Loans. The update accomplishes this through using “gross up” methodology that is similar to the methodology used on PCD Loans. In the new method all “purchased seasoned loans” are grossed up for the Allowance of Credit Losses (ACL) expected on the loans. Purchased seasoned loans are defined as either:

•
a loan that is obtained through a business combination accounted for using the acquisition method (most common for the Company)
•
a loan obtained through a transfer that is not a business combination accounted for using the acquisition method or initially recognized through the consolidation of a variable interest entity and these loans must meet both of following criteria:
•
the loan is obtained more than 90 days after its origination date; and
•
the acquirer was not involved in the loan’s origination.

The Company adopted this standard as of January 1, 2026.

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

The components of basic and diluted net income per common share available to common stockholders for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
	2026	2025
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$26,327,000	$22,171,000
Weighted average common shares outstanding	24,777,247	23,858,817
Basic earnings per common share	$1.06	$0.93
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$26,327,000	$22,171,000
Weighted average common shares outstanding	24,777,247	23,858,817
Dilutive potential common shares:
Restricted stock awarded	116,555	100,411
Diluted weighted average common shares outstanding	24,893,802	23,959,228
Diluted earnings per common share	$1.06	$0.93

There were no shares not considered in computing diluted earnings per share for the three months ended March 31, 2026 and 2025.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,813	$—	$(10,234)	$143,579
Obligations of states and political subdivisions	327,480	234	(52,478)	275,236
Mortgage-backed securities (1)	819,041	1,258	(86,948)	733,351
Corporate bonded debt	24,703	—	(798)	23,905
Total available-for-sale	$1,325,037	$1,492	$(150,458)	$1,176,071
Held-to-maturity:
Other securities	$2,271	$—	$—	$2,271
December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	$3	$(9,782)	$144,080
Obligations of states and political subdivisions	327,950	341	(47,658)	280,633
Mortgage-backed securities (1)	705,728	2,458	(83,520)	624,666
Corporate bonded debt	28,276	—	(772)	27,504
Total available-for-sale	$1,215,813	$2,802	$(141,732)	$1,076,883
Held-to-maturity:
Other securities	$2,288	$—	$—	$2,288

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The Company also had $4.7 million and $4.6 million of equity securities, at fair value, as of March 31, 2026 and December 31, 2025, respectively. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of March 31, 2026, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31,
	2026	2025
Proceeds from sales	$167,803	$8,291
Gross gains	20	—
Gross losses	—	(181)
Income tax benefit (expense)	(5)	49

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2026 and December 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$797	$—	$142,331	$(10,234)	$143,128	$(10,234)
Obligations of states and political subdivisions	32,023	(431)	225,095	(52,047)	257,118	(52,478)
Mortgage-backed securities (1)	170,102	(3,042)	465,341	(83,906)	635,443	(86,948)
Corporate bonded debt	3,975	(24)	17,180	(774)	21,155	(798)
Total	$206,897	$(3,497)	$849,947	$(146,961)	$1,056,844	$(150,458)
December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$142,833	$(9,782)	$142,833	$(9,782)
Obligations of states and political subdivisions	5,923	(8)	246,076	(47,650)	251,999	(47,658)
Mortgage-backed securities (1)	11,327	(102)	480,583	(83,418)	491,910	(83,520)
Corporate bonded debt	3,967	(33)	19,203	(739)	23,170	(772)
Total	$21,217	$(143)	$888,695	$(141,589)	$909,912	$(141,732)

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At March 31, 2026, there were four hundred sixty-three available-for-sale securities with a fair value of $849.9 million and unrealized losses of $147.0 million in a continuous unrealized loss position for twelve months or more. At December 31, 2025, there were four hundred eighty-eight available-for-sale securities with a fair value of $888.7 million and unrealized losses of $141.6 million in a continuous unrealized loss position for twelve months or more.

At March 31, 2026 and December 31, 2025, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of the investments unless they are acquired and subsequently marked to fair value, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads, and market conditions after purchase.

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

A summary of loans at March 31, 2026 and December 31, 2025 follows (in thousands):

	March 31, 2026	December 31, 2025
Construction and land development	$319,945	$361,678
Agricultural real estate	405,226	374,143
1-4 family residential properties	746,704	494,258
Multifamily residential properties	457,705	340,324
Commercial real estate	2,972,812	2,582,404
Loans secured by real estate	4,902,392	4,152,807
Agricultural loans	370,124	307,290
Commercial and industrial loans	1,502,384	1,385,421
Consumer loans	39,672	32,109
All other loans	179,008	161,604
Total gross loans	6,993,580	6,039,231
Less: loans held for sale	4,909	5,203
Total gross loans held for investment	6,988,671	6,034,028
Less:
Net deferred loan fees, premiums, and discounts	49,304	27,857
Allowance for credit losses	86,814	74,875
Net loans	$6,852,553	$5,931,296

Net loans increased $921.3 million as of March 31, 2026 compared to December 31, 2025. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $40.1 million and $35.1 million at March 31, 2026 and December 31, 2025, respectively.

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

The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel and motel operators, and loans to owners of multifamily residential structures, such as apartment buildings. Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined. Maximum loan-to-value ratios range from 65% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x to 1.35x. Amortization periods for commercial real estate loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s commercial real estate portfolio is below the threshold of 300 percent of the Company's total capital that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

The following table represents the gross commercial real estate loans by property type as of March 31, 2026 (in thousands):

	March 31, 2026	December 31, 2025
First Mid Bank
Commercial real estate
Owner occupied	$744,435	$747,512
Non-owner occupied
Shopping centers and malls	270,895	264,961
Industrial and warehouse	247,069	237,522
Hotels and motels	216,141	218,073
Skilled nursing facility	192,441	187,875
Assisted living facility	168,834	170,733
Office	162,049	160,524
Retail	112,492	112,169
RV parks and campgrounds	99,159	104,267
Other property types	388,656	378,768
First Mid Bank total commercial real estate	$2,602,171	$2,582,404

Two Rivers Bank
Commercial real estate
Owner occupied	$97,705	$—
Non-owner occupied	272,936	—
Two Rivers Bank total commercial real estate	$370,641	$—
Total commercial real estate	$2,972,812	$2,582,404

Commercial and Industrial Loans. Commercial and industrial loans are primarily comprised of working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate. These loans are generally written for one year or less. Also, equipment financing is provided to businesses with these loans generally limited to 80% of the value of the collateral and amortization periods limited to seven years. Commercial loans are often accompanied by a personal guaranty of the principal owners of a business. Like commercial real estate loans, the underlying cash flow of the business is the primary consideration in the underwriting process. The financial condition of commercial borrowers is monitored at least annually with the type of financial information required to be determined by the size of the relationship. Measures employed by the Company for businesses with higher risk profiles include the use of government-assisted lending programs through the Small Business Administration and U.S. Department of Agriculture.

Agricultural and Agricultural Real Estate Loans. Agricultural loans are generally comprised of seasonal operating lines to grain farmers to plant and harvest corn and soybeans, term loans to fund the purchase of equipment, and the Company's Direct Merchant Finance product to fund crop inputs, primarily seed. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop. The Direct Merchant Finance loans are typically written for one year and are generally unsecured. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods ranging from twenty-five to thirty years depending on the loan-to-value. Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

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

Construction and land development loans. Construction and land development loans are generally comprised of loans of all sizes, across many different industries, and can include properties for commercial businesses or land development or for residential use such as multifamily properties. Commercial and land development loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt. Construction and land development loans include unique risks that require enhanced diligence by lending personnel. For these loans, documentation requirements have been established within policy, and a specific checklist is followed. Additionally, based on the type of construction loan, the policy is also followed to designate the construction and land development loans as high-volatility commercial real estate if the loan meets the criteria. To ensure consistent construction loan monitoring, loans greater than $2 million must be monitored by the Bank’s construction monitoring staff.

The policy also establishes maximum loan-to-value/amortizations, terms, construction periods, cash investments, pre-sale/lease, and other requirements and are specific to the type of property including non-farm, non-residential secured loans as well as multifamily, 1-4 family non-owner occupied, land acquisition/development/vacant lot acquisition, and raw land. Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral. Amortization periods for construction and land development loans are generally limited to twenty to thirty years, depending on the collateral type and loan-to-value. The Company’s construction and land development portfolio is below the threshold of 100 percent of the Company's total capital that would designate a concentration in construction and land development lending, as established by the federal banking regulators.

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

Individually Evaluated Loans

The Company individually evaluates certain loans for impairment. Loans are individually evaluated for expected credit losses when their principal balance exceeds $250,000, and they are in nonaccrual status, their risk rating assigned is Substandard and their principal balances exceeds $5 million, or they are designated as having a modification or probable of being foreclosed. For loans that allowance for credit loss is individually measured each quarter one of three alternatives is used: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Non-Individually Evaluated Loans

Non-individually evaluated loans comprise the vast majority of the Company’s total loan portfolio and include all loans not mentioned above in the individually evaluated loans section. A small portion of these loans are considered “criticized” due to the risk rating assigned reflecting elevated credit risk due to characteristics, such as a strained cash flow position, associated with the individual borrowers. Criticized loans are those assigned risk ratings of Special Mention, Substandard, or Doubtful.

The Company first bifurcates the loan portfolio into segments that share risk characteristics and then utilizes a discounted cash flow (DCF) method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments, and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis that includes the use of peer data to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical evaluations. National unemployment is a loss driver used in all portfolios.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment increased for the period due to past due levels increasing primarily from the addition of the Two Rivers Bank loan portfolio.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time. While values have declined slightly from their peak, values have held up well overall. This continues to drive low loan to values in this segment. The qualitative factors for this segment were unchanged during the quarter.

Residential Real Estate Non-Owner Occupied Loans. The loan segment increased in the quarter from the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment increased during the quarter due to this addition, including products not historically offered by First Mid Bank and variations in credit administration of the loans acquired.

Residential Real Estate Owner Occupied Loans. The loan segment increased in the quarter from the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment increased during the quarter due to this addition, including products not historically offered by First Mid Bank and variations in the credit administration of the loans acquired. The qualitative factors for this loan segment also increased due to an increase in past dues.

HELOC Loans. These loans are a small segment to overall loan balances. There was no change to the qualitative factors for this segment during the year.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, reflecting less uncertainty to recessionary risks that were high in prior years with the rapid movement in interest rates and inflationary pressures. The quarter ended with lower past dues in this loan segment, which reduced the qualitative factors.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. The portfolio showed overall stability during the quarter and no changes to qualitative factors were made for this segment.

Agricultural Loans. Losses in this segment include the Company's Direct Merchant Financing product, which inherently comes with higher overall risk of losses. Overall past dues in this segment increased during the quarter and drove a higher qualitative factor adjustment.

Commercial and Industrial Loans. Most of the repricing to higher rates in this loan segment has already occurred. There were no changes to qualitative factors during the quarter.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. Historical net charge-offs have been immaterial in this segment. No changes to qualitative factors were made during the quarter.

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the three months ended March 31, 2026 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2026
Beginning balance	$5,129	$1,283	$3,753	$35,589	$1,401	$26,285	$1,435	$74,875
Initial allowance on loans acquired	986	184	2,140	5,360	76	1,904	191	10,841
Provision (release) for credit loss expense	(1,175)	(12)	(117)	1,780	1,176	615	331	2,598
Loans charged off	—	(40)	(26)	(1,111)	—	(291)	(498)	(1,966)
Recoveries collected	—	—	193	1	10	40	222	466
Ending balance	$4,940	$1,415	$5,943	$41,619	$2,663	$28,553	$1,681	$86,814

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the three months ended March 31, 2025 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended March 31, 2025
Beginning balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Initial allowance on loans acquired	—	—	—	—	—	—	—	—
Provision (release) for credit loss expense	456	(69)	(14)	(125)	809	559	36	1,652
Loans charged off	—	—	(39)	(338)	(1,117)	(223)	(366)	(2,083)
Recoveries collected	—	—	18	8	—	90	184	300
Ending balance	$3,731	$1,292	$3,544	$32,214	$1,649	$26,028	$1,593	$70,051

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period where the uncollectible loss is reasonably determined. For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to time frames established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2026 and December 31, 2025 (in thousands):

	Collateral				Allowance for Credit Losses
Three months ended March 31, 2026	Real Estate	Business Assets	Other	Total
Construction and land development	$8,465	$—	$—	$8,465	$620
Agricultural real estate	506	—	—	506	—
1-4 family residential properties	262	—	—	262	16
Multifamily residential properties	358	—	—	358	—
Commercial real estate	27,839	—	—	27,839	163
Loans secured by real estate	37,430	—	—	37,430	799
Agricultural loans	—	—	628	628	628
Commercial and industrial loans	—	7,996	29	8,025	2
Other loans	—	10,854	—	10,854	165
Total loans	$37,430	$18,850	$657	$56,937	$1,594
Twelve months ended December 31, 2025
Construction and land development	$—	$—	$—	$—	$—
Agricultural real estate	111	—	—	111	—
1-4 family residential properties	600	—	—	600	—
Multifamily residential properties	371	—	—	371	—
Commercial real estate	30,208	—	—	30,208	13
Loans secured by real estate	31,290	—	—	31,290	13
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	—	7,123	29	7,152	392
Other loans	—	11,184	—	11,184	84
Total loans	$31,290	$18,307	$29	$49,626	$489

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral support, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Company uses the following definitions for risk ratings, which are commensurate with a loan considered “criticized”:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2026 (in thousands):

March 31, 2026	Term Loans by Origination Year						Revolving
Risk rating	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and land development loans
Pass	$114,672	$115,440	$5,549	$11,944	$32,841	$27,000	$—	$307,446
Special mention	—	—	457	—	342	—	—	799
Substandard	—	—	4,968	5	464	3,041	—	8,478
Total	$114,672	$115,440	$10,974	$11,949	$33,647	$30,041	$—	$316,723
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$41,672	$28,126	$14,734	$96,710	$142,215	$682	$—	$324,139
Special mention	918	2,361	893	32,019	21,924	4,775	—	62,890
Substandard	1,033	—	—	757	11,301	663	—	13,754
Total	$43,623	$30,487	$15,627	$129,486	$175,440	$6,120	$—	$400,783
Current period gross write-offs	$—	$—	$—	$—	$—	$40	$—	$40
1-4 family residential properties
Pass	$77,345	$46,338	$49,723	$110,835	$318,391	$15,728	$102,440	$720,800
Special mention	—	—	—	179	681	—	—	860
Substandard	125	581	574	834	7,976	1,357	946	12,393
Total	$77,470	$46,919	$50,297	$111,848	$327,048	$17,085	$103,386	$734,053
Current period gross write-offs	$—	$—	$—	$—	$16	$10	$—	$26
Commercial real estate loans
Pass	$489,277	$251,123	$309,047	$655,550	$1,533,869	$96,953	$—	$3,335,819
Special mention	—	418	1,227	12,817	5,204	5,213	—	24,879
Substandard	—	8,668	13,597	5,519	11,683	4,044	—	43,511
Total	$489,277	$260,209	$323,871	$673,886	$1,550,756	$106,210	$—	$3,404,209
Current period gross write-offs	$—	$—	$—	$753	$358	$—	$—	$1,111
Agricultural loans
Pass	$185,712	$37,265	$11,289	$16,573	$21,424	$66,582	$—	$338,845
Special mention	16,584	8,519	236	676	155	54	—	26,224
Substandard	1,732	294	1,403	770	453	1,210	—	5,862
Total	$204,028	$46,078	$12,928	$18,019	$22,032	$67,846	$—	$370,931
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans
Pass	$441,881	$217,030	$96,263	$209,636	$532,065	$92,451	$—	$1,589,326
Special mention	18,941	9,905	2,975	9,211	22,675	271	—	63,978
Substandard	—	1,418	2,132	1,312	18,839	975	—	24,676
Total	$460,822	$228,353	$101,370	$220,159	$573,579	$93,697	$—	$1,677,980
Current period gross write-offs	$—	$—	$—	$290	$—	$1	$—	$291
Consumer loans
Pass	$9,634	$4,539	$3,847	$11,842	$6,623	$2,641	$—	$39,126
Special mention	—	—	—	18	—	—	—	18
Substandard	—	25	22	197	196	9	—	449
Doubtful	2	2	—	—	—	—	—	4
Total	$9,636	$4,566	$3,869	$12,057	$6,819	$2,650	$—	$39,597
Current period gross write-offs	$—	$—	$8	$6	$40	$444	$—	$498
Total loans
Pass	$1,360,193	$699,861	$490,452	$1,113,090	$2,587,428	$302,037	$102,440	$6,655,501
Special mention	36,443	21,203	5,788	54,920	50,981	10,313	—	179,648
Substandard	2,890	10,986	22,696	9,394	50,912	11,299	946	109,123
Doubtful	2	2	—	—	—	—	—	4
Total	$1,399,528	$732,052	$518,936	$1,177,404	$2,689,321	$323,649	$103,386	$6,944,276
Current period gross write-offs	$—	$—	$8	$1,049	$414	$495	$—	$1,966

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2025 (in thousands):

December 31, 2025	Term Loans by Origination Year						Revolving
Risk rating	2025	2024	2023	2022	2021	Prior	Loans	Total
Construction and land development loans
Pass	$114,696	$99,757	$119,602	$5,167	$6,048	$14,659	$—	$359,929
Special mention	—	—	398	—	—	348	—	746
Substandard	—	—	—	5	—	7	—	12
Total	$114,696	$99,757	$120,000	$5,172	$6,048	$15,014	$—	$360,687
Current period gross write-offs	$—	$—	$107	$—	$—	$—	$—	$107
Agricultural real estate loans
Pass	$42,758	$22,040	$12,609	$107,950	$61,357	$87,939	$—	$334,653
Special mention	228	339	806	22,343	1,331	7,810	—	32,857
Substandard	598	194	—	224	392	4,490	—	5,898
Total	$43,584	$22,573	$13,415	$130,517	$63,080	$100,239	$—	$373,408
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential properties
Pass	$54,180	$31,041	$28,668	$62,974	$64,512	$144,475	$92,629	$478,479
Special mention	—	—	—	185	93	760	—	1,038
Substandard	127	529	584	624	670	6,946	857	10,337
Total	$54,307	$31,570	$29,252	$63,783	$65,275	$152,181	$93,486	$489,854
Current period gross write-offs	$—	$12	$9	$—	$—	$135	$—	$156
Commercial real estate loans
Pass	$459,831	$217,098	$157,923	$597,491	$498,456	$916,195	$—	$2,846,994
Special mention	—	371	1,150	12,931	248	4,760	—	19,460
Substandard	—	5,000	15,295	6,246	2,394	8,763	—	37,698
Total	$459,831	$222,469	$174,368	$616,668	$501,098	$929,718	$—	$2,904,152
Current period gross write-offs	$—	$699	$—	$391	$—	$107	$—	$1,197
Agricultural loans
Pass	$230,666	$45,361	$7,684	$10,151	$6,363	$2,560	$—	$302,785
Special mention	1,209	76	11	—	23	—	—	1,319
Substandard	451	367	2,484	845	24	—	—	4,171
Total	$232,326	$45,804	$10,179	$10,996	$6,410	$2,560	$—	$308,275
Current period gross write-offs	$—	$280	$1,081	$836	$306	$—	$—	$2,503
Commercial and industrial loans
Pass	$431,942	$214,908	$82,977	$210,658	$159,029	$357,077	$—	$1,456,591
Special mention	19,409	8,898	2,542	7,965	61	26,193	—	65,068
Substandard	—	1,397	2,180	1,008	219	16,617	—	21,421
Total	$451,351	$225,203	$87,699	$219,631	$159,309	$399,887	$—	$1,543,080
Current period gross write-offs	$—	$—	$163	$225	$497	$1,600	$—	$2,485
Consumer loans
Pass	$5,619	$2,555	$2,812	$12,861	$5,511	$2,119	$—	$31,477
Special mention	—	—	—	22	—	—	—	22
Substandard	—	30	9	171	132	77	—	419
Total	$5,619	$2,585	$2,821	$13,054	$5,643	$2,196	$—	$31,918
Current period gross write-offs	$5	$23	$27	$99	$43	$1,228	$—	$1,425
Total loans
Pass	$1,339,692	$632,760	$412,275	$1,007,252	$801,276	$1,525,024	$92,629	$5,810,908
Special mention	20,846	9,684	4,907	43,446	1,756	39,871	—	120,510
Substandard	1,176	7,517	20,552	9,123	3,831	36,900	857	79,956
Total	$1,361,714	$649,961	$437,734	$1,059,821	$806,863	$1,601,795	$93,486	$6,011,374
Current period gross write-offs	$5	$1,014	$1,387	$1,551	$846	$3,070	$—	$7,873

The following table presents the Company’s loan portfolio, on an amortized cost basis, aging analysis at March 31, 2026 and December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2026
Construction and land development	$—	$3,266	$3,439	$6,705	$310,018	$316,723	$—
Agricultural real estate	162	—	841	1,003	399,780	400,783	—
1-4 family residential properties	5,676	943	1,577	8,196	725,857	734,053	—
Multifamily residential properties	107	—	145	252	455,933	456,185	—
Commercial real estate	4,980	450	3,458	8,888	2,939,136	2,948,024	—
Loans secured by real estate	10,925	4,659	9,460	25,044	4,830,724	4,855,768	—
Agricultural loans	695	17	2,520	3,232	367,699	370,931	—
Commercial and industrial loans	1,238	561	1,814	3,613	1,495,466	1,499,079	—
Consumer loans	285	72	85	442	39,155	39,597	—
All other loans	—	—	—	—	178,901	178,901	—
Total loans	$13,143	$5,309	$13,879	$32,331	$6,911,945	$6,944,276	$—
Percent of total loans				0.47%
December 31, 2025
Construction and land development	$—	$—	$—	$—	$360,687	$360,687	$—
Agricultural real estate	—	—	841	841	372,567	373,408	—
1-4 family residential properties	4,725	1,630	1,687	8,042	481,812	489,854	—
Multifamily residential properties	—	—	—	—	339,482	339,482	—
Commercial real estate	712	228	5,671	6,611	2,558,059	2,564,670	—
Loans secured by real estate	5,437	1,858	8,199	15,494	4,112,607	4,128,101	—
Agricultural loans	—	19	—	19	308,256	308,275	—
Commercial and industrial loans	414	205	904	1,523	1,380,075	1,381,598	—
Consumer loans	329	44	111	484	31,434	31,918	—
All other loans	—	—	—	—	161,482	161,482	—
Total loans	$6,180	$2,126	$9,214	$17,520	$5,993,854	$6,011,374	$—
Percent of total loans				0.29%

Nonaccrual Loans

Within all loan portfolio segments, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Impaired loans, excluding certain modified loans, are placed on nonaccrual status. Impaired loans include nonaccrual loans and loans modified in restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status until, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. If the restructured loan is on accrual status prior to being modified, the loan is reviewed to determine if the modified loan should remain on accrual status.

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is ninety days past due. The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year's income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be modified is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in restructuring that remain on accrual status.

The following table presents the Company’s recorded balance of nonaccrual loans as of March 31, 2026 and December 31, 2025 (in thousands). This table excludes performing purchased credit deteriorated loans and performing loans modified.

	March 31, 2026		December 31, 2025
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$3,796	$8,470	$5	$5
Agricultural real estate	1,562	1,562	1,181	1,181
1-4 family residential properties	6,158	7,680	4,940	5,763
Multifamily residential properties	503	503	371	371
Commercial real estate	8,033	8,347	10,109	10,381
Loans secured by real estate	20,052	26,562	16,606	17,701
Agricultural loans	1,909	2,537	19	19
Commercial and industrial loans	3,028	3,057	1,232	1,967
Consumer loans	181	181	182	182
All other loans	1,823	10,854	1,942	11,184
Total loans	$26,993	$43,191	$19,981	$31,053

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $43.2 million and $31.1 million at March 31, 2026 and December 31, 2025, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $501,000 and $471,000 for the three months ended March 31, 2026 and 2025, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

				Total
	Payment	Term	Interest	Class of
	Delay	Extension	Rate	Financing
	Investment	Modifications	Reduction	Receivable
March 31, 2026
Agricultural real estate	$283	$—	$—	—%
1-4 family residential properties	32	1,061	—	0.02%
Commercial real estate	1,262	—	505	0.03%
Loans secured by real estate	1,577	1,061	505	0.05%
Commercial and industrial loans	418	211	—	0.01%
Consumer loans	—	3	—	—%
Total	$1,995	$1,275	$505	0.06%
March 31, 2025
Agricultural real estate	$304	$—	$—	0.01%
1-4 family residential properties	42	748	—	0.01%
Commercial real estate	822	158	979	0.03%
Loans secured by real estate	1,168	906	979	0.05%
Commercial and industrial loans	859	87	—	0.02%
Consumer loans	2	7	—	—%
Total	$2,029	$1,000	$979	0.07%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended March 31, 2026 and 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
March 31, 2026
Commercial real estate	—	—	—	—
March 31, 2025
Commercial real estate	174	—	—	174

The following table shows the financial effect of loan modifications during the quarter ended March 31, 2026 and 2025 to borrowers experiencing financial difficulty.

	Weighted Average	Weighted Average
	Interest Rate	Term Extension
	Reduction	(in months)
March 31, 2026
Commercial real estate	—%	—
Commercial and industrial loans	—%	12
March 31, 2025
Commercial real estate	1.00%	—
Commercial and industrial loans	—%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were one and four loans modified during the prior twelve months that experienced payment defaults for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, the balance of real estate owned included $5.5 million and $2.9 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At March 31, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process were $6.0 million and $1.3 million, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill	$207,151	$3,760	$207,151	$3,760
Core deposit intangibles	101,185	55,547	79,945	53,285
Customer list intangibles	40,814	16,805	34,420	16,021
Total	$349,150	$76,112	$321,516	$73,066

Core deposit intangibles are being amortized over a period of 10 years and other intangibles, primarily customer lists, are being amortized over periods ranging from 3 to 12 years.

During the quarter ended March 31, 2026, a customer list intangible asset of $1.4 million was recorded for the acquisition of DIA’s customer list in connection with its insurance business. The purchase consideration given to DIA matches the amount of intangible assets recorded.

No goodwill was recorded for the acquisition and merger of Two Rivers during the first quarter of 2026. The following table provides a reconciliation of the purchase price paid for the acquisition of Two Rivers and the lack of goodwill recorded (in thousands):

Unallocated purchase price		$(14,671)
Purchase accounting adjustments:
Decrease in fair value of securities	$6,074
Decrease in fair value of loans, net	17,145
Decrease in fair value of premises and equipment	1,552
Decrease on time deposits	(131)
Decrease in fair value of junior subordinated debt and other borrowings	(253)
Increase in core deposit intangible	(17,056)
Customer list intangible	(5,043)
Recapture of existing goodwill	20,657
Other assets	(8,274)
Total purchase accounting adjustments		14,671
Resulting goodwill from acquisition		$—

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

The following provides a reconciliation of the purchase price paid for Mid Rivers Insurance Group, Inc. and the amount of goodwill recorded (in thousands):

Unallocated purchase price		$10,059
Less purchase accounting adjustments:
Insurance Company intangible	$4,305
Other liabilities	(1,176)
Total purchase accounting adjustments		3,129
Resulting goodwill from acquisition		$6,930

The unpaid principal balance of mortgage loans serviced for others was $495.7 million, $557.6 million, and $509.7 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively. The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Beginning balance	$4,566	$5,629
Adjustment to valuation reserve	—	1
Mortgage servicing rights amortized	(255)	(287)
Interest only strip	(2)	(5)
Ending balance	$4,309	$5,338
Fair value of portfolio	$5,430	$6,500

Total amortization expense for three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Core deposit intangibles	$2,262	$2,263
Customer list intangibles	784	681
Mortgage servicing rights	255	287
Total	$3,301	$3,231

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/26-03/31/26	$3,301
Estimated amortization expense:
For period 04/01/26-12/31/26	11,509
For year-ended 12/31/27	13,911
For year-ended 12/31/28	12,276
For year-ended 12/31/29	10,502
For year-ended 12/31/30	8,117

The weighted average amortization period for core deposit, customer lists and total intangibles was 3.40, 4.77, and 3.87 years respectively, at March 31, 2026.

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.04%.

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	March 31, 2026	December 31, 2025
US Treasury securities and obligations of U.S. government corporations and agencies	$60,723	$55,863
Mortgage-backed securities (1)	148,088	140,853
Total	$208,811	$196,716

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

FHLB advances represent borrowings by First Mid Bank and Two Rivers Bank to fund loan demand. Advances were $275.2 million and $270.0 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$19,397	7.0	2.46%	May 29, 2026
22,149	10.0	1.74%	June 5, 2026
25,000,000	3.0	4.40%	June 15, 2026
14,546	15.0	3.87%	July 1, 2026
14,365	15.0	3.68%	July 20, 2026
2,400,000	3.0	4.79%	September 8, 2026
19,538	15.0	2.26%	September 9, 2026
57,319	7.0	2.11%	September 11, 2026
66,169	7.0	1.80%	October 9, 2026
94,344	7.0	1.81%	January 29, 2027
102,811	7.0	1.52%	March 1, 2027
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	3.0	4.32%	May 17, 2027
22,083	15.0	2.38%	August 6, 2027
11,070	15.0	2.42%	August 9, 2027
204,236	10.0	2.72%	January 26, 2028
25,000,000	5.0	3.95%	June 29, 2028
261,208	10.0	2.10%	June 20, 2029
25,000,000	5.0	3.93%	June 27, 2029
182,238	10.0	2.01%	August 2, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
412,756	10.0	1.06%	March 6, 2030
415,533	10.0	1.29%	March 15, 2030
25,000,000	5.0	3.16%	August 14, 2030
358,310	10.0	0.89%	November 4, 2030
50,000,000	5.0	2.92%	November 25, 2030
502,036	10.0	0.83%	February 14, 2031
25,000,000	10.0	2.71%	March 5, 2035
$275,180,108

Note 7 -- Disclosures of Fair Values of Financial Instruments

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$143,579	$—	$143,579	$—
Obligations of states and political subdivisions	275,236	—	275,236	—
Mortgage-backed securities	733,351	—	725,876	7,475
Corporate bonded debt	23,905	—	21,146	2,759
Total available-for-sale securities	1,176,071	—	1,165,837	10,234
Equity securities	4,717	4,717	—	—
Loans held for sale	4,909	—	4,909	—
Derivative assets: interest rate swaps	1,721	—	1,721	—
Total assets	$1,187,418	$4,717	$1,172,467	$10,234

Derivative liabilities: interest rate swaps	$1,241	$—	$1,241	$—
December 31, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$144,080	$—	$144,080	$—
Obligations of states and political subdivisions	280,633	—	280,633	—
Mortgage-backed securities	624,666	—	624,666	—
Corporate bonded debt	27,504	—	24,745	2,759
Total available-for-sale securities	1,076,883	—	1,074,124	2,759
Equity securities	4,588	4,588	—	—
Loans held for sale	5,203	—	5,203	—
Derivative assets: interest rate swaps	1,728	—	1,728	—
Total assets	$1,088,402	$4,588	$1,081,055	$2,759

Derivative liabilities: interest rate swaps	$1,247	$—	$1,247	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended three months ended March 31, 2026 and 2025 is summarized as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Beginning balance	$2,759	$5,759
Purchases	7,475	—
Ending balance	$10,234	$5,759

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of March 31, 2026 was $21.6 million and a fair value of $19.9 million resulting in specific loss exposures of $1.7 million. As of December 31, 2025, the total carrying amount of loans for which a change in specific allowance occurred was $11.0 million. These loans had a fair value of $10.4 million which resulted in specific loss exposures of $605,000.

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged off to the allowance for credit losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Foreclosed Assets Held for Sale.

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expenses. The total carrying amount of other real estate owned as of March 31, 2026 was $5.5 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $317,000. The total carrying amount of other real estate owned as of December 31, 2025 was $2.9 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $605,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Collateral dependent loans	$19,916	$—	$—	$19,916
Foreclosed assets held for sale	317	—	—	317
December 31, 2025
Collateral dependent loans	$10,389	$—	$—	$10,389
Foreclosed assets held for sale	605	—	—	605

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at March 31, 2026 and December 31, 2025.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
March 31, 2026
Collateral dependent loans	$19,916	Third party valuations	Discount to reflect realizable value	0%-40%	(20%)
Foreclosed assets held for sale	317	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	(35%)
December 31, 2025
Collateral dependent loans	$10,389	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	605	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets
Cash and due from banks	$476,083	$476,083	$476,083	$—	$—
Federal funds sold	949	949	949	—	—
Certificates of deposit	3,060	3,060	—	3,060	—
Available-for-sale investment securities	1,176,071	1,176,071	—	1,165,837	10,234
Held-to-maturity investment securities	2,271	2,271	2,271	—	—
Equity investment securities	4,717	4,717	4,717	—	—
Loans held for sale	4,909	4,909	—	4,909	—
Loans net of allowance for credit losses	6,939,367	6,653,493	—	—	6,653,493
Interest receivable	46,753	46,753	—	46,753	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	12,341	12,341	—	12,341	—
Financial liabilities
Deposits	$7,547,639	$7,476,423	$—	$5,972,507	$1,503,916
Repurchase agreements with customers	208,811	208,811	—	208,811	—
Interest payable	6,600	6,600	—	6,600	—
Other borrowings	295,106	294,417	—	294,417	—
Subordinated debt, net	60,072	60,961	—	60,961	—
Junior subordinated debt, net	34,022	32,435	—	32,435	—

December 31, 2025
Financial assets
Cash and due from banks	$254,844	$254,844	$254,844	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	1,740	1,740	—	1,740	—
Available-for-sale investment securities	1,076,883	1,076,883	—	1,074,124	2,759
Held-to-maturity investment securities	2,288	2,288	2,288	—	—
Equity investment securities	4,588	4,588	4,588	—	—
Loans held for sale	5,203	5,203	—	5,203	—
Loans net of allowance for credit losses	5,931,296	5,761,258	—	—	5,761,258
Interest receivable	39,949	39,949	—	39,949	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	11,351	11,351	—	11,351	—
Financial liabilities
Deposits	$6,395,273	$6,322,439	$—	$5,265,780	$1,056,659
Repurchase agreements with customers	196,716	196,716	—	196,716	—
Interest payable	5,782	5,782	—	5,782	—
Other borrowings	270,000	270,338	—	270,338	—
Subordinated debt, net	60,008	60,800	—	60,800	—
Junior subordinated debt, net	24,454	22,083	—	22,083	—

Note 8 -- Business Combinations

On February 28, 2026, the Company completed its acquisition of Two Rivers Financial Group, Inc. (“Two Rivers”) pursuant to an Agreement and Plan of Merger Agreement, dated October 29, 2025 (the “Agreement”). Pursuant to the Agreement, Two Rivers was merged with and into the Company. Two Rivers shareholders received 1.225 shares of the Company's common stock for each share of Two Rivers common stock.

The Company accounted for the Two Rivers acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of loans, core deposit intangibles, time deposits, real property, jr. subordinated debt, a note payable, leases, FHLB borrowings and a customer list intangible with the assistance of third-party valuations and appraisals.

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$88,972
Loans held for sale	43
Loans, net	860,534
Investments-available for sale	169,780
FHLB stock	989
Premises and equipment	11,743
Accrued interest receivable	4,408
Prepaid expenses	954
Other assets	12,889
Core deposit intangible	21,240
Customer list intangible	5,043
Deferred tax asset	10,191
Total assets acquired	$1,186,786

Liabilities
Deposits	$1,040,793
FHLB advance	5,308
Note payable	20,004
Junior subordinated debt, net	9,526
Accrued interest payable	829
Accrued and other liabilities	6,165
Total liabilities assumed	1,082,625
Net assets acquired	$104,161

Total consideration	$104,161
Goodwill / bargain purchase	$—

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (2,539,831 shares)	$104,159
Cash consideration	2
Purchase price	$104,161

The Company recorded no goodwill or bargain purchase in connection with the acquisition of Two Rivers. The goodwill calculation is provisional for up to one year after the acquisition and could be adjusted in subsequent quarters during 2026 if additional relevant information to the fair values listed above become available. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:

Loans, net. The fair value of the loan portfolio was calculated on an individual loan basis using a discounted cash flow analysis, with results presented and assumptions applied on a summary basis. This analysis took into consideration the contractual terms of the loans and assumptions related to the cost of debt, cost of equity, servicing cost, and other liquidity/risk premium considerations to estimate the projected cash flows. The inputs and assumptions used in the fair value estimate of the loan portfolio include loss rates, discount rate, prepayment speed, and foreclosure lag. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

Premises and equipment. The fair value of the real estate acquired was determined by using third party real estate appraisers. The appraisals factored in the condition of the property and comparable sales of similar properties in similar markets. The appraisals allocated the value of each property between land and building and the properties were recorded at the appraised value on the balance sheet as of the date of the acquisition.

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

Customer list intangible. The Company identified wealth management trust customer relationships, in the form of customer list intangible, as an identified intangible asset. Customer list intangibles derive value from the expected future benefits or earnings capacity attributable to the acquired trust customer relationships. The fair value of the customer list intangible was estimated by identifying the expected future benefits of the customer relationships and discounting those benefits back to present value. The customer list intangible will be amortized over its estimated useful life of approximately 11 years using the straight-line method.

Deposits. The fair value of demand deposit and interest checking deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flow using market rates offered for time deposits of similar remaining maturities.

FHLB borrowings, note payable, and jr. subordinated debt. The FHLB borrowings, note payable, and jr. subordinated debt was fair valued using an income approach. Cash flows were calculated using the instrument’s annualized contractual rate and discounted to present value using market rates for similar types of borrowing arrangements.

Accounting for acquired loans. Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination and are recorded at the purchase price. The allowance for credit losses is determined at the loan level. Non-PCD loans have not experienced a more than insignificant deterioration in credit quality since origination. Under ASU 2025-08, these loans are referred to as purchased seasoned loans and accounted for similarly to the PCD loans. PCD and purchased seasoned loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.

In accordance with ASC 326, Financial Instruments – Credit Losses, immediately following the acquisition the Company established a $10.8 million allowance for credit losses on the $896.2 million of acquired loans.

The following table provides a summary of loans purchased as part of the Two Rivers acquisition as of the acquisition date:

(In thousands)
Unpaid principal balance	$896,204
Allowance for credit losses at acquisition	(10,841)
Non-credit discount on acquired loans	(24,786)
Fair value of loans	$860,577

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Two Rivers Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2026	2025
Net interest income	$77,091	$68,234
Provision for credit losses	2,598	1,849
Non-interest income	28,498	27,725
Non-interest expense	69,530	65,067
Income before income taxes	33,461	29,043
Income tax expense	7,718	6,103
Net income available to common stockholders	$25,743	$22,940
Earnings per share
Basic	$0.97	$0.87
Diluted	$0.97	$0.87
Basic weighted average shares outstanding	26,470,468	26,398,648
Diluted weighted average shares outstanding	26,587,023	26,499,059

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Two Rivers acquisition, pre-tax, of $2.1 million during the three months ended March 31, 2026 and no related acquisition costs were incurred during the three months ended March 31, 2025.

Note 9 -- Leases

The Company recognizes a lease liability and a right-of-use asset, based on the present value of lease payments over the lease term. The discount rate used in determining the present value is the Company's incremental borrowing rate which is the FHLB fixed advance rate based on the lease commencement date. In addition, the Company has elected not to include short-term leases (i.e., leases with terms of twelve months or less) or equipment leases (primarily copiers) deemed immaterial, on the consolidated balance sheets. The following table contains supplemental balance sheet information related to leases (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$13,411	$12,674
Operating lease liabilities	13,954	13,210
Weighted-average remaining lease term (in years)	4.3	4.4
Weighted-average discount rate	3.57%	3.54%

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

Future minimum lease payments under operating leases are (in thousands):

Operating Leases
2026	$2,799
2027	3,402
2028	2,753
2029	2,271
2030	1,541
Thereafter	2,685
Total minimum lease payments	15,451
Less imputed interest	(1,497)
Total lease liabilities	$13,954

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Operating lease cost	$912	$826
Short-term lease cost	37	31
Variable lease cost	173	343
Total lease cost	1,122	1,200
Income from subleases	(77)	(80)
Net lease cost	$1,045	$1,120

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. In October 2025, the Company recognized a $630,000 gain on the sale of their branch location in St. Louis, MO and subsequently leased the property back from the buyer with a lease term ending on December 31, 2026. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	March 31, 2026	March 31, 2025
Operating cash flows from operating leases	$852	$822

Note 10 -- Derivatives

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of March 31, 2026 and December 31, 2025 (in thousands):

Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2026
Interest rate swap agreements	Other liabilities	3.1	$11,901	$(1,241)

December 31, 2025
Interest rate swap agreements	Other liabilities	3.3	$11,974	$(1,247)

The effects of the fair value hedges on the Company's income statement during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Derivative	2026	2025
Interest rate swap agreements	Interest income on loans	$(1)	$(263)

		Three months ended
		March 31,
Derivative	Location of Gain (Loss) on Hedged Items	2026	2025
Interest rate swap agreements	Interest income on loans	$1	$263

The following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges as of March 31, 2026 and December 31, 2025 (in thousands):

Line Item in the Balance Sheet in Which the Hedge Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
March 31, 2026
Loans	$11,421	$(480)

December 31, 2025
Loans	11,493	(481)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of the three months ended March 31, 2026 and December 31, 2025 (dollars in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
March 31, 2026
Interest rate swap agreements	Other assets	2.7	$24,238	$1,721
Interest rate swap agreements	Loans	2.7	24,238	(480)
Interest rate swap agreements	Other liabilities	2.7	24,238	1,241

December 31, 2025
Interest rate swap agreements	Other assets	3.0	$27,233	$1,728
Interest rate swap agreements	Loans	3.0	27,233	481
Interest rate swap agreements	Other liabilities	3.0	27,233	1,247

Note 11 -- Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”). Two Rivers Bank follows similar minimum regulatory requirements established for Iowa banks by the Iowa Division of Banking and qualifies to be a community bank and utilize the community bank leverage ratio. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2026 and December 31, 2025, the Company and First Mid Bank and Two Rivers Bank met all capital adequacy requirements.

As of December 31, 2025, the most recent notification from the primary regulators categorized First Mid Bank and Two Rivers Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the following table. At March 31, 2026, there were no conditions or events since the most recent notification that management believes has changed this categorization.

	Actual		Required Minimum for Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital (to risk-weighted assets)
Company	$1,109,373	15.48%	$752,330	> 10.50%	N/A	N/A
First Mid Bank	918,376	14.48%	665,941	> 10.50%	$634,229	> 10.00%
Two Rivers Bank	116,694	13.95%	87,862	> 10.50%	83,678	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	972,518	13.57%	609,029	> 8.50%	N/A	N/A
First Mid Bank	842,769	13.29%	539,095	> 8.50%	507,384	> 8.00%
Two Rivers Bank	115,518	13.81%	71,126	> 8.50%	66,942	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	938,496	13.10%	501,553	> 7.00%	N/A	N/A
First Mid Bank	842,769	13.29%	443,961	> 7.00%	412,249	> 6.50%
Two Rivers Bank	115,518	13.81%	58,574	> 7.00%	54,391	> 6.50%
Tier 1 capital (to average assets)
Company	972,518	10.62%	366,286	> 4.00%	N/A	N/A
First Mid Bank	842,769	10.75%	313,474	> 4.00%	391,842	> 5.00%
Two Rivers Bank	115,518	9.94%	46,467	> 4.00%	58,084	> 5.00%

December 31, 2025
Total capital (to risk-weighted assets)
Company	$989,634	15.67%	$663,053	>10.50%	N/A	N/A
First Mid Bank	910,047	14.47%	660,282	>10.50%	$628,840	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	855,405	13.55%	536,757	> 8.50%	N/A	N/A
First Mid Bank	835,826	13.29%	534,514	> 8.50%	503,072	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	830,951	13.16%	442,035	> 7.00%	N/A	N/A
First Mid Bank	835,826	13.29%	440,188	> 7.00%	408,746	> 6.50%
Tier 1 capital (to average assets)
Company	855,405	11.07%	308,994	> 4.00%	N/A	N/A
First Mid Bank	835,826	10.88%	307,361	> 4.00%	384,201	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for March 31, 2026 were computed in accordance with Basel III capital rules. As of March 31, 2026, the Company, First Mid Bank and Two Rivers Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank and Two Rivers Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

Note 12 -- Commitments and Contingent Liabilities

First Mid Bank and Two Rivers Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate, and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any material losses from these instruments and has adequately reserved for these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Unused commitments and lines of credit:
Commercial real estate	$226,184	$214,028
Commercial operating	774,829	675,087
Home equity	128,947	119,456
Other	357,169	371,322
Total	$1,487,129	$1,379,893
Standby letters of credit	$14,937	$17,575

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at March 31, 2026. The Company's deferred revenue under standby letters of credit was nominal.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

Forward-Looking Statements

This document may contain certain forward-looking statements about the Company, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are identified by use of the words “believe,”

“expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the proposed transactions between First Mid and Two Rivers will not be realized within the expected time period; the risk that integration of the operations of Two Rivers with First Mid will be materially delayed or will be more costly or difficult than expected; the effect of the announcement of the proposed transactions on customer relationships and operating results; the possibility that the proposed transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the Company’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition, demand for financial services in the market areas of the Company; accounting principles, policies and guidelines; or any of the other foregoing risks. Additional information concerning the Company, including additional factors and risks that could materially affect the Company’s financial results, are included in the Company’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, the Company does not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates you should carefully read this entire document. These have an impact on the Company’s consolidated financial condition and results of consolidated operations.

Net income was $26.3 million and $22.2 million for the three months ended March 31, 2026 and 2025, respectively and diluted net income per common share was $1.06 and $0.93 for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended		Year-ended
	March 31, 2026	March 31, 2025	December 31, 2025
Return on average assets	1.26%	1.19%	1.20%
Return on average common equity	10.45%	10.35%	10.24%
Average common equity to average assets (non-GAAP)	12.10%	11.46%	11.68%

Total assets were $9.3 billion at March 31, 2026, compared to $8.0 billion as of December 31, 2025. Net loan balances were $6.9 billion at March 31, 2026 compared to $5.9 billion at December 31, 2025.

Total deposit balances increased to $7.5 billion at March 31, 2026 from $6.4 billion at December 31, 2025. The increase was primarily due to the acquisition of Two Rivers Bank.

Net interest margin (tax equivalent), defined as net interest income divided by average interest-earning assets, was 3.78% for the three months ended March 31, 2026, up from 3.60% for the same period in 2025. This increase was primarily due to an increase in earning asset yields and decreased funding costs.

Net interest income before the provision for credit losses was $70.8 million compared to net interest income of $59.4 million for the same period in 2025. The increase in net interest income was primarily due to the addition of the Two Rivers Bank loan portfolio, as well as the increased net interest margin as mentioned above.

Total non-interest income of $26.4 million increased $1.6 million or 6.3% from $24.9 million for the same period last year. The increase in non-interest income resulted primarily from the addition of Two Rivers Bank, an increase in insurance commissions, and an increase in wealth management revenues.

Total non-interest expense of $60.7 million increased $6.3 million or 11.5% from $54.5 million for the same period last year. The increase was primarily due to increases in salaries, employee benefits, net occupancy, equipment expenses, and integration expenses due to the acquisition of Two Rivers in the first quarter of 2026.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2026 versus 2025
Three months ended
March 31, 2026
Net interest income	$11,376
Provision for credit losses	(946)
Other income, including securities transactions	1,577
Other expenses	(6,253)
Income taxes	(1,598)
Increase in net income	$4,156

Credit quality is an area of importance to the Company. Total nonperforming loans were $44.1 million at March 31, 2026, compared to $26.6 million at March 31, 2025 and $31.9 million at December 31, 2025. See the discussion under the heading “Loan Quality and Allowance for Credit Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $5.5 million at March 31, 2026 compared to $2.1 million at March 31, 2025 and $2.9 million at December 31, 2025.

The Company’s provision for credit losses for the three months ended March 31, 2026 and 2025 was $2.6 million and $1.7 million, respectively. The increase in provision expense was expected as the industry returns to a normal credit cycle from historically low credit losses.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio at March 31, 2026 and 2025 and December 31, 2025 was 13.57%, 13.13% and 13.55%, respectively. The Company’s total capital to risk weighted assets ratio at March 31, 2026 and 2025, and December 31, 2025 was 15.48%, 15.59% and 15.67%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company and Two Rivers Bank enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2026 and 2025, were $1.5 billion and $1.5 billion, respectively. See Note 12 - “Commitments and Contingent Liabilities” herein for further information.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies and use of significant estimates of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K.

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

For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2026 and 2025 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $796,000 and $753,000 for 2026 and 2025, respectively, were 3.74% and 3.56% at March 31, 2026 and 2025, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2026 and 2025 in the following table (dollars in thousands):

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$235,370	$1,726	2.97%	$70,701	$827	4.74%
Federal funds sold	376	2	1.91%	75	1	3.83%
Certificates of deposit	1,883	21	4.51%	3,162	36	4.59%
Investment securities (1)	1,147,980	8,383	2.92%	1,090,099	7,254	2.66%
Loans (TE)(1)(2)(3)	6,285,114	91,284	5.89%	5,605,821	80,194	5.80%
Total earning assets	7,670,723	101,416	5.36%	6,769,858	88,312	5.29%
Other nonearning assets	737,565			777,177
Allowance for credit losses	(79,202)			(70,620)
Total assets	$8,329,086			$7,476,415
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,388,750	$14,870	1.78%	$3,039,621	$14,900	1.99%
Savings deposits	680,418	398	0.24%	640,687	164	0.10%
Time deposits	1,228,401	9,506	3.14%	1,022,200	8,658	3.44%
Total interest-bearing deposits	5,297,569	24,774	1.90%	4,702,508	23,722	2.05%
Repurchase agreements with customers	204,173	1,025	2.04%	201,679	1,180	2.37%
FHLB advances	271,784	2,335	3.48%	194,324	1,807	3.77%
Federal funds purchased	—	—	—%	—	—	—%
Subordinated debt, net	60,030	1,170	7.90%	82,608	949	4.66%
Junior subordinated debt, net	27,645	468	6.87%	24,306	468	7.81%
Other debt	6,665	63	3.83%	1,467	24	6.63%
Total borrowings	570,297	5,061	3.60%	504,384	4,428	3.56%
Total interest-bearing liabilities	5,867,866	29,835	2.06%	5,206,892	28,150	2.19%
Demand deposits	1,393,882		1.67%	1,370,107		1.74%
Other liabilities	59,124			42,962
Stockholders' equity	1,008,214			856,454
Total liabilities and stockholders' equity	$8,329,086			$7,476,415
Net interest income		$71,581			$60,162
Net interest spread			3.30%			3.10%
TE net yield on interest-earning assets			3.78%			3.60%

(1)
Tax-exempt income is shown on a fully tax equivalent basis.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.
(3)
Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026 Compared to 2025 Increase (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$899	$2,931	$(2,032)
Federal funds sold	1	3	(2)
Certificates of deposit	(15)	(14)	(1)
Investment securities (1)	1,129	394	735
Loans (2)	11,090	9,831	1,259
Total interest income	13,104	13,145	(41)
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	$(30)	$6,638	$(6,668)
Savings deposits	234	10	224
Time deposits	848	4,874	(4,026)
Total interest-bearing deposits	1,052	11,522	(10,470)
Repurchase agreements with customers	(155)	96	(251)
FHLB advances	528	1,388	(860)
Federal funds purchased	—	—	—
Subordinated debt, net	221	(1,448)	1,669
Junior subordinated debt, net	—	243	(243)
Other debt	39	108	(69)
Total borrowings	633	387	246
Total interest expense	1,685	11,909	(10,224)
Net interest income	$11,419	$1,236	$10,183

(1)
Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)
Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.

Net interest income on a tax equivalent basis increased $11.4 million, or 18.98%, to $71.6 million for the three months ended March 31, 2026, from $60.2 million for the same period in 2025. Net interest income on a tax equivalent basis and tax equivalent net interest margin increased primarily due to an increase in earning asset yields and a decrease in deposit rates.

For the three months ended March 31, 2026, average earning assets increased $900.9 million, or 13.31%, and average interest-bearing liabilities increased $661.0 million or 12.69% compared with average balances for the same period in 2025.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2026 and 2025 was $2.6 million and $1.7 million, respectively. Nonperforming loans were $44.1 million and $26.6 million as of March 31, 2026 and 2025, respectively. Net charge offs were $1.5 million for the three months ended March 31, 2026, compared to net charge offs of $1.8 million for March 31, 2025. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Nonperforming Other Assets” and “Loan Quality and Allowance for Credit Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Wealth management revenues	$6,375	$5,800	$575	9.9%
Insurance commissions	10,807	9,925	882	8.9%
Service charges	3,080	2,901	179	6.2%
Investment securities gains (losses), net	20	(181)	201	(111.0%)
Mortgage banking, net	721	711	10	1.4%
ATM / debit card revenue	4,135	3,646	489	13.4%
Bank owned life insurance	1,340	1,687	(347)	(20.6%)
Other income	(37)	375	(412)	(109.9%)
Total other income	$26,441	$24,864	$1,577	6.3%

The primary reasons for the more significant changes in other income components for the three months ended March 31, 2026 compared to the same period in 2025 are as follows:

•
Wealth management revenues increased due to the acquisition of Two Rivers on February 28, 2026, including their trust and brokerage portfolio.
•
Insurance commissions increased primarily due to the acquisition of a portion of AAIG's customer list in July 2025 and the customer list of Downs Insurance Agency, Inc. in January 2026 as well as organic growth.
•
ATM / debit card revenue increased primarily due to the acquisition of Two Rivers Bank in the quarter ended March 31, 2026.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$35,016	$31,748	$3,268	10.3%
Net occupancy and equipment expense	9,826	8,479	1,347	15.9%
Net other real estate owned expense	212	101	111	109.9%
FDIC insurance expense	940	849	91	10.7%
Amortization of other intangible assets	3,301	3,231	70	2.2%
Stationery and supplies	302	431	(129)	(29.9%)
Legal and professional	2,700	3,076	(376)	(12.2%)
Marketing and donations	824	852	(28)	(3.3%)
ATM / debit card expense	1,807	1,831	(24)	(1.3%)
Other expenses	5,797	3,874	1,923	49.6%
Total other expense	$60,725	$54,472	$6,253	11.5%

The primary reasons for the more significant changes in other expense components for the three months ended March 31, 2026 compared to the same period in 2025 are as follows:

•
The increase in salaries and employee benefits, the largest component of other expense, is primarily due to the increase in full-time equivalent employees from 1,194 to 1,335 at March 31, 2025 and 2026, respectively, due to the acquisition of Two Rivers.
•
The increase in occupancy and equipment expense is primarily due to the acquisition of Two Rivers and the related expanded real estate footprint.
•
The increase in all other operating expenses during the quarter ended March 31, 2026, were due to integration and acquisition related expenses for Two Rivers Bank on February 28, 2026.

Income Taxes

Total income tax expense amounted to $7.6 million for the three months ended March 31, 2026, compared to $6.0 million for the same period in 2025. Effective tax rates were 22.3% for the three months ended March 31, 2026, compared to 21.2% for the same period in 2025. The Company files U.S. federal and state of Florida, Illinois, Indiana, Iowa, Missouri, Texas, and Wisconsin income tax returns.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,813	1.24%	$153,859	1.24%
Obligations of states and political subdivisions	327,480	2.33%	327,950	2.32%
Mortgage-backed securities (1)	819,041	2.74%	705,728	2.35%
Other securities	26,974	4.24%	30,564	4.28%
Total securities	$1,327,308	2.49%	$1,218,101	2.25%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At March 31, 2026, the amortized cost of the Company’s investment portfolio increased by $109.2 million from December 31, 2025 primarily due to the acquisition of Two Rivers Bank, subsequent sale of their entire portfolio, reinvestment of a portion of the proceeds, and the redeployment of some of the proceeds to other areas of the balance sheet. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2026 for investment securities (in thousands):

			Average Credit Rating of Fair Value at March 31, 2026 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,813	$143,579	$—	$143,579	$—	$—	$—	$—
Obligations of state and political subdivisions	327,480	275,236	39,873	205,724	27,680	—	—	1,959
Mortgage-backed securities (2)	819,041	733,351	—	—	—	—	—	733,351
Corporate bonded debt	24,703	23,905	—	—	2,791	4,105	—	17,009
Total available-for-sale	$1,325,037	$1,176,071	$39,873	$349,303	$30,471	$4,105	$—	$752,319
Held-to-maturity:
Other securities	$2,271	$2,271	$—	$—	$—	$—	$—	$2,271
Equity securities:
Federal Agricultural Mtg Corp	$152	$550	$—	$—	$—	$—	$—	$550
Midwest Independent BankersBank	150	233	—	—	—	—	—	233
Equalize Community Development Fund	3,934	3,934	—	—	—	—	—	3,934
Total equity securities	$4,236	$4,717	$—	$—	$—	$—	$—	$4,717

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

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at March 31, 2026, and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$133,713	$9,866	$—	$—	$143,579
Obligations of state and political subdivisions	57,417	210,229	7,265	325	275,236
Mortgage-backed securities (1)	1,639	21,888	40,130	669,694	733,351
Corporate bonded debt	17,618	6,287	—	—	23,905
Total available-for-sale	$210,387	$248,270	$47,395	$670,019	$1,176,071
Weighted average yield	1.91%	2.20%	2.71%	2.78%	2.50%
Full tax equivalent yield	2.13%	2.68%	2.88%	2.79%	2.66%
Held to maturity:
Other securities	$—	$—	$—	$2,271	$2,271
Total held-to-maturity	$—	$—	$—	$2,271	$2,271
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at March 31, 2026. Investment securities carried at approximately $481.4 million and $473.8 million at March 31, 2026, and December 31, 2025, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Outstanding Loans %	Amortized Cost	Outstanding Loans %
Construction and land development	$316,723	4.6%	$360,687	6.0%
Agricultural real estate	400,783	5.8%	373,408	6.2%
1-4 family residential properties	734,053	10.6%	489,854	8.1%
Multifamily residential properties	456,185	6.6%	339,482	5.6%
Commercial real estate	2,948,024	42.5%	2,564,670	42.7%
Loans secured by real estate	4,855,768	70.1%	4,128,101	68.6%
Agricultural loans	370,931	5.3%	308,275	5.1%
Commercial and industrial loans	1,499,079	21.6%	1,381,598	23.0%
Consumer loans	39,597	0.6%	31,918	0.5%
All other loans	178,901	2.4%	161,482	2.8%
Total loans	$6,944,276	100.0%	$6,011,374	100.0%

Loan balances increased $932.9 million, or 15.5%. The increase was primarily due to the acquisition of Two Rivers. The balance of real estate loans held for sale, included in the balances shown above, amounted to $4.9 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

First Mid Bank and Two Rivers Bank do not have a concentration, as defined by the regulatory agencies and land development loans or commercial real estate loans as a percentage of the total amount of the Company's total capital for the periods shown above. At March 31, 2026 and December 31, 2025, First Mid Bank and Two Rivers Bank did have industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	March 31, 2026		December 31, 2025
	Principal Balance	Outstanding Loans %	Principal Balance	Outstanding Loans %
Other grain farming	$646,388	9.31%	$577,903	9.61%
Lessors of non-residential buildings	1,293,142	18.62%	1,109,224	18.45%
Lessors of residential buildings and dwellings	756,099	10.89%	641,822	10.68%
Hotels and motels	N/A	N/A	225,569	3.75%

First Mid Bank and Two Rivers Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of March 31, 2026, by contractual maturities (in thousands):

	Maturity (1)
	One Year or Less (2)	Over 1 Through 5 Years	Over 5 Years	Total
Construction and land development	$75,530	$201,884	$39,309	$316,723
Agricultural real estate	56,239	133,434	211,110	400,783
1-4 family residential properties	39,056	144,793	550,204	734,053
Multifamily residential properties	127,960	204,121	124,104	456,185
Commercial real estate	499,272	1,754,086	694,666	2,948,024
Loans secured by real estate	798,057	2,438,318	1,619,393	4,855,768
Agricultural loans	249,045	117,449	4,437	370,931
Commercial and industrial loans	527,551	556,749	414,779	1,499,079
Consumer loans	3,699	33,798	2,100	39,597
All other loans	32,660	32,950	113,291	178,901
Total loans	$1,611,012	$3,179,264	$2,154,000	$6,944,276

(1)
Based upon remaining contractual maturity.
(2)
Includes demand loans, past due loans, and overdrafts.

As of March 31, 2026, loans with maturities over one year consisted of approximately $3.2 billion in fixed rate loans and approximately $2.1 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “modified.” Repossessed assets include primarily repossessed real estate and automobiles.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due. The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Nonaccrual loans	$43,191	$31,053
Modified loans which are performing in accordance with revised terms	883	895
Total nonperforming loans	44,074	31,948
Repossessed assets	5,547	2,859
Total nonperforming loans and repossessed assets	$49,621	$34,807
Nonperforming loans to loans, before allowance for credit losses	0.63%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.71%	0.58%

The $12.1 million increase in nonaccrual loans during 2026 resulted from the net of $10.9 million of loans acquired from Two Rivers Bank, $5.8 million of loans put on nonaccrual status, offset by $1.1 million of loans becoming current or paid-off, $2.0 million of loans transferred to other real estate owned, and $1.5 million loans charged off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$8,470	19.6%	$5	—%
Agricultural real estate	1,562	3.6%	1,181	3.8%
1-4 family residential properties	7,680	17.8%	5,763	18.6%
Multifamily residential properties	503	1.2%	371	1.2%
Commercial real estate	8,347	19.3%	10,381	33.4%
Loans secured by real estate	26,562	61.5%	17,701	57.0%
Agricultural loans	2,537	5.9%	19	0.1%
Commercial and industrial loans	3,057	7.1%	1,967	6.3%
Consumer loans	181	0.4%	182	0.6%
All other loans	10,854	25.1%	11,184	36.0%
Total loans	$43,191	100.0%	$31,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $501,000 and $471,000 for the three months ended March 31, 2026 and 2025, respectively.

The $2.7 million increase in repossessed assets during 2026 resulted from $3.0 million of additional assets repossessed and $280,000 of repossessed assets sold, $50,000 of write-downs on existing assets, and no deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$698	12.6%	$772	27.0%
Agricultural real estate	71	1.3%	—	—%
1-4 family residential properties	51	0.9%	56	2.0%
Commercial real estate	4,709	84.9%	2,029	71.0%
Total real estate	5,529	99.7%	2,857	99.9%
Consumer loans	18	0.3%	2	0.1%
Total repossessed collateral	$5,547	100.0%	$2,859	100.0%

Repossessed assets sold during the first three months of 2026 resulted in net losses of $2,000 related to real estate asset sales and no net losses related to other assets sales. The Company also recognized no deferred losses, recorded $50,000 of write-downs on real estate properties owned and recorded no change in fair market value discount.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2026, the Company’s loan portfolio included $775.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $646.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $93.9 million from $681.4 million at December 31, 2025 while loans concentrated in other grain farming increased $68.5 million from $577.9 million at December 31, 2025. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. The Company also has $1.3 billion loans to lessors of non-residential buildings and $756.1 million loans to lessors of residential buildings and dwellings.

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

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the Board of Directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor, and address asset quality problems in an accurate and timely manner. On a quarterly basis, the Board of Directors and management review the status of problem loans and determine the best estimate of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for credit losses.

Analysis of the allowance for credit losses as of March 31, 2026 and 2025, and of changes in the allowance for the three months ended March 31, 2026 and 2025, is summarized as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025
Average loans outstanding, net of unearned income	$6,285,114	$5,605,821
Allowance-beginning of period	74,875	70,182
Initial allowance on loans purchased	10,841	—
Charge-offs:
Construction and land development	—	—
Agricultural real estate	40	—
1-4 family residential properties	26	39
Commercial real estate	1,111	338
Agricultural loans	—	1,117
Commercial and industrial loans	291	223
Consumer loans	498	366
Total charge-offs	1,966	2,083
Recoveries:
Construction and land development	—	—
Agricultural real estate	—	—
1-4 family residential properties	193	18
Commercial real estate	1	8
Agricultural loans	10	—
Commercial and industrial loans	40	90
Consumer loans	222	184
Total recoveries	466	300
Net charge-offs (recoveries)	1,500	1,783
Provision (release) for credit losses	2,598	1,652
Allowance-end of period	$86,814	$70,051
Ratio of annualized net charge-offs to average loans	0.10%	0.13%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.25%	1.23%
Ratio of allowance for credit losses to nonperforming loans	197%	263%

The allowance for credit losses to nonperforming loans ratio has decreased due to the acquired nonperforming loans from Two Rivers Bank. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During the first three months of 2026, the Company had net charge offs of $1.5 million compared to net charge offs of $1.8 million during the same period of 2025. During the first three months of 2026, the Company had the following significant charge offs, two commercial real estate loans to one borrower totaling $1.1 million and one commercial loan to one borrower totaling $290,000. During the first three months of 2025, the Company had the following significant charge offs, one commercial real estate loan to one borrower totaling $338,000, three agricultural loans to two borrowers totaling $996,000, and one commercial operating loan to one borrower totaling $145,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on commercial and retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2026 and for the year-ended December 31, 2025 (dollars in thousands):

	Three months ended March 31, 2026		Year-ended December 31, 2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,393,882	—%	$1,353,150	—%
Interest-bearing	3,388,750	1.78%	3,132,691	1.96%
Savings	680,418	0.24%	633,186	0.12%
Time deposits	1,228,401	3.14%	1,074,940	3.37%
Total average deposits	$6,691,451	1.50%	$6,193,967	1.59%

During the first three months of 2026, the average balance of deposits increased by $497.5 million from the average balance for the year-ended December 31, 2025. The increase in the first three months of 2026 was primarily due to the acquisition of Two Rivers.

Balances of time deposits of more than $250,000 include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of more than $250,000 at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Three months or less	$190,279	$230,788
Over three months through twelve months	299,230	129,513
Over one year through three years	52,996	57,451
Over three years	4,648	2,512
Total	$547,153	$420,264

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. These obligations are collateralized with certain government securities that are direct obligations of the United States or one of its agencies. These retail repurchase agreements are a cash management service to corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding, subordinated debt and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2026 and December 31, 2025 is presented below (dollars in thousands):

	March 31, 2026	December 31, 2025
Repurchase agreements with customers	$208,811	$196,716
Federal Home Loan Bank advances:
FHLB-overnight	—	—
Fixed term-due in one year or less	27,811	25,000
Fixed term-due after one year	247,369	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	559	—
Debt due after one year	19,367	—
Subordinated debt, net	60,072	60,008
Junior subordinated debt, net	34,022	24,454
Total	$598,011	$551,178
Average interest rate at end of period	3.62%	3.54%

Maximum outstanding at any month-end:
Repurchase agreements with customers	$214,360	$219,772
Federal Home Loan Bank advances:
FHLB-overnight	—	25,000
Fixed term-due in one year or less	27,811	50,000
Fixed term-due after one year	247,369	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	559	4,000
Debt due after one year	19,367	—
Subordinated debt, net	60,072	87,505
Junior subordinated debt, net	34,022	24,454

Averages for the period (YTD):
Repurchase agreements with customers	$204,173	$199,430
Federal Home Loan Bank advances:
FHLB-overnight	—	6,142
Fixed term-due in one year or less	25,968	16,616
Fixed term-due after one year	245,816	203,363
Other borrowings:
Federal funds purchased	—	39
Debt due in one year or less	187	361
Debt due after one year	6,480	—
Subordinated debt, net	60,030	76,140
Junior subordinated debt, net	27,645	24,376
Total	$570,299	$526,467
Average interest rate during the period	3.60%	3.51%

Securities sold under agreement to repurchase increased $12.1 million during the three months ended March 31, 2026 primarily due to the seasonal demands in balances and changes in cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank and Two Rivers Bank to economically fund loan demand. At March 31, 2026, the advances consisted of $275.2 million with a weighted-average interest rate of 3.40% and maturities from May 2026 to March 2035.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $15.0 million. The balance of this line of credit was $0 as of March 31, 2026. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement with a maximum available balance of $15.0 million. The interest rate is floating at 2.25% over the federal funds rate. The Company and its subsidiary banks were in compliance with the existing covenants at March 31, 2026 and 2025, and December 31, 2025.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes bore interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum (7.5% and 3.95% at March 31, 2026 and 2025, respectively). On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. On October 15, 2025, the Company paid down $20 million of the outstanding Notes. As a result, as of March 31, 2026, $56 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes will bear interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of March 31, 2026, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes will bear interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of March 31, 2026, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On February 28, 2026, the Company assumed, as part of the Two Rivers acquisition, $20.0 million principal amount of 3.75% Fixed-to-Floating Rate Note Payable due 2029 (“Two Rivers Note Payable”). Two Rivers Note Payable was issued pursuant to Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the Two Rivers Note Payable and provides that such note is unsecured and will mature on September 30, 2029. From and including the date of issuance to, but excluding the date of merger of Two Rivers Bank and First Mid Bank, the notes will bear interest at an initial rate of 3.75% per annum. From and including the date of merger of Two Rivers Bank and First Mid Bank to, but excluding the maturity date, the notes will bear interest at a floating rate equal to thirty-day Term SOFR plus a spread of 275 basis points. As of March 31, 2026, $19.9 million in aggregate principal amount of the Two Rivers Note Payable remains issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until

June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points) after June 15, 2011 (5.54% and 5.59% at March 31, 2026 and December 31, 2025, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures matured in 2035, bear interest at three-month SOFR plus 185 basis points (5.79% and 5.84% at March 31, 2026 and December 31, 2025, respectively) and reset quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 additional investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (5.64% and 5.69% at March 31, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.22% and 7.20% at March 31, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.00% and 6.02% at March 31, 2026 and December 31, 2025, respectively) and reset quarterly.

On February 28, 2026, the Company assumed the trust preferred securities of Great River Capital Trust I (“GRCT I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Two Rivers. The $10.0 million of trust preferred securities and an additional $310,000 investment in common equity of GRCT I is invested in junior subordinated debentures issued to GRCT I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 175 basis points (5.69% at March 31, 2026) and reset quarterly.

The trust preferred securities issued by Trust II, CLST I, FBTCST I, BHST I, BHST II, and GRCT I are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013, for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however, would not count as Tier 1 regulatory capital.

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved a final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation was acquired on or prior to December 10, 2013. Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company, First Mid Bank, or Two Rivers Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2026 (dollars in thousands):

	Rate Sensitive Within
	1 Year	1-3 Years	3-5 Years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$412,139	$—	$—	$—	$412,139	$412,139
Certificates of deposit	3,060	—	—	—	3,060	3,060
Taxable investment securities	68,021	230,180	44,311	572,433	914,945	914,945
Nontaxable investment securities	55,042	53,682	153,855	5,535	268,114	268,114
Loans	3,903,470	1,732,616	926,460	381,730	6,944,276	6,658,402
Total	$4,441,732	$2,016,478	$1,124,626	$959,698	$8,542,534	$8,256,660
Interest-bearing liabilities:
Demand deposits and savings accounts	$1,671,100	$—	$—	$1,504,420	$3,175,520	$3,175,520
Money market accounts	1,307,240	—	—	—	1,307,240	1,307,240
Other time deposits	1,441,210	117,257	15,879	786	1,575,132	1,503,916
Short-term borrowings/debt	209,370	—	—	—	209,370	209,370
Long-term borrowings/debt	240,877	100,680	46,689	395	388,641	387,254
Total	$4,869,797	$217,937	$62,568	$1,505,601	$6,655,903	$6,583,300
Rate sensitive assets-rate sensitive liabilities	$(428,065)	$1,798,541	$1,062,058	$(545,903)	$1,886,631
Cumulative GAP	$(428,065)	$1,370,476	$2,432,534	$1,886,631
Cumulative amounts as % of total rate sensitive assets	(5.0%)	21.1%	12.4%	(6.4%)
Cumulative Ratio	(5.0%)	16.0%	28.5%	22.1%

The static GAP analysis shows that at March 31, 2026, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages its exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank and Two Rivers Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At March 31, 2026, the Company’s stockholders' equity had increased $117.9 million, or 12.3%, to $1.1 billion from $958.7 million as of December 31, 2025. During the three months ended March 31, 2026, net income contributed $26.3 million to equity before the payment of dividends to stockholders of $6.0 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $7.4 million, net of tax. The acquisition of Two Rivers increased equity by $104.2 million during the first three months of 2026.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At March 31, 2026, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $7.0 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $7.0 million as an equity instrument (deferred compensation).

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

First Retirement and Savings Plan. The First Retirement Savings Plan (“401(k) plan”) was effective beginning in 1985. Employees are eligible to participate in the 401(k) plan after three months of service with the Company.

Stock Incentive Plan. At the Annual Meeting of Stockholders held April 26, 2017, the stockholders approved the 2017 Stock Incentive Plan (“SI Plan”). The SI Plan was implemented to succeed the Company’s 2007 Stock Incentive Plan, which had a ten-year term. At the Annual Meeting of Stockholders held on April 30, 2025, the stockholders approved amendments to the SI Plan to change the name of the plan to the 2025 Stock Incentive Plan and to extend the term of the plan to January 21, 2035. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. During the three months ended March 31, 2026 and 2025, the Company awarded 88,975 and 84,097 shares as stock and stock unit awards, respectively.

Stock Repurchase Program. On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company’s common stock. During three months ended March 31, 2026, the Company repurchased 12,686 shares. As of March 31, 2026, the Company had approximately 1.2 million shares or approximately $48.9 million in remaining capacity under the 2025 Repurchase Program.

Although the Company adopted the repurchase plan, the Company may make discretionary repurchases in the open market or in privately negotiated transactions from time to time. The timing, manner, price, and amount of any such repurchases will be determined by the Company at its discretion and will depend upon a variety of factors including economic and market conditions, price, applicable legal requirements, and other factors.

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the three months ended March 31, 2026 and 2025, 6,975 shares and 6,891 shares, respectively, were issued pursuant to the ESPP. As of March 31, 2026, there were 437,048 shares unassigned but available to be issued under the ESPP.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals, and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago and Des Moines, and the Company’s operating line of credit with The Northern Trust Company. Details for these sources include:

•
First Mid Bank and Two Rivers Bank have $170 million available in overnight federal fund lines, including $35 million from Bankers' Bank, $10 million from Bankers' Trust, $20 million from BMO Bank, N.A., $30 million from First Horizon Bank, N.A., $15 million from The Northern Trust Company, $20 million from U.S. Bank, N.A., and $40 million from Zions Bank. Availability of the funds is subject to First Mid Bank and Two Rivers Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2026, First Mid Bank and Two Rivers Bank have met these regulatory requirements.
•
First Mid Bank and Two Rivers Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that is pledged includes one-to-four family residential real estate loans, commercial real estate loans, multifamily loans, and farmland. At March 31, 2026, the excess collateral at the FHLB would support approximately $1.6 billion of additional advances for First Mid Bank and $262.8 million for Two Rivers Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged. Two Rivers Bank is not a member of the Federal Reserve System.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced our contingent liquidity position by approximately $380.6 million as of March 31, 2026. Two Rivers Bank does not participate in this program.
•
In addition, as of March 31, 2026, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $0 and $15 million in available funds. This loan was renewed on April 4, 2025 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured. The Company and its subsidiary banks were in compliance with the existing covenants at March 31, 2026 and 2025 and December 31, 2025.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flow from:

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2026 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Time deposits	$1,575,132	$1,441,210	$117,257	$15,879	$786
Subordinated debt, net and junior subordinated debt, net	94,094	—	—	55,637	38,457
Other borrowings	503,917	237,181	76,731	165,005	25,000
Operating leases	15,451	3,622	5,905	3,326	2,598
Supplemental retirement	2,013	50	250	400	1,313
Total	$2,190,607	$1,682,063	$200,143	$240,247	$68,154

For the three months ended March 31, 2026, net cash of $25.1 million was provided by operating activities, $79.5 million was provided by investing activities, and $117.5 million was provided by financing activities. In total, cash and cash equivalents increase by $222.1 million from year-end 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2025. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026, were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is a type common to our industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to credit risk, interest rate and liquidity risk, operational risk, risks from economic and market conditions, and other general business risks, among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.

See the risk factors and “Supervision and Regulation General” described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025. There have been no material changes to the risk factors described in the Company's Annual Report on Form 10-K for the year-ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s common stock is included for quotation on the NASDAQ Stock Market, LLC under the trading symbol “FMBH.”

The Company’s shareholders are entitled to receive dividends as are declared by the Board of Directors, which considered quarterly payment of dividends during 2026. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank and Two Rivers Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank or Two Rivers Bank without prior approval from such authorities. For further discussion of the Bank’s dividend restrictions, see Item 1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” described in the Company's Annual Report on Form 10-K for the year-ended December 31, 2025.

The following table summarizes share repurchase activity for the quarter ending March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
January 1, 2026 - January 31, 2026	—	$—	—	$50,520,000
February 1, 2026 - February 28, 2026	—	—	—	49,212,000
March 1, 2026 - March 31, 2026	12,686	39.45	12,686	48,905,464
Total	12,686	$39.45	12,686	$48,905,464

On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company's common stock. During the three months ended March 31, 2026, the Company repurchased 12,686 shares through this plan.

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit

Number

Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference
10.1

Tenth Amendment to the Sixth Amended and Restated Credit Agreement, entered into as of February 19, 2026, between the Company and The Northern Trust Company.

Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2026

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID BANCSHARES, INC.
(Registrant)

Date: May 8, 2026

/s/ Joseph R. Dively
Joseph R. Dively
Chief Executive Officer

/s/ Jordan D. Read
Jordan D. Read
Chief Financial and Risk Officer