Form 10-Q
period 2026-06-30
FIRST MID BANCSHARES, INC.
filed 2026-08-07
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, 26,601,912 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks:
Non-interest-bearing	$65,466	$57,224
Interest-bearing	238,311	197,620
Federal funds sold	76	76
Cash and cash equivalents	303,853	254,920
Certificates of deposit	4,570	1,740
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,423,969 and $1,215,813 at June 30, 2026 and December 31, 2025, respectively)	1,280,108	1,076,883
Held-to-maturity, at amortized cost (estimated fair value of $2,265 and $2,288 at June 30, 2026 and December 31, 2025, respectively)	2,265	2,288
Equity securities, at fair value	3,620	4,588
Loans held for sale, at fair value	6,724	5,203
Loans	6,927,618	6,006,171
Less allowance for credit losses	(86,989)	(74,875)
Net loans	6,840,629	5,931,296
Interest receivable	43,276	39,949
Other real estate owned, net	5,803	2,857
Premises and equipment, net	101,879	90,782
Goodwill, net	203,604	203,391
Intangible assets, net	69,852	49,625
Bank owned life insurance	187,134	174,915
Right of use assets	12,640	12,674
Current tax assets	7,181	714
Deferred tax assets	60,820	45,453
Other assets	76,009	69,380
Total assets	$9,209,967	$7,966,658
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,486,592	$1,392,534
Interest-bearing	6,084,952	5,002,739
Total deposits	7,571,544	6,395,273
Repurchase agreements with customers	196,991	196,716
Other borrowings	209,567	270,000
Subordinated debt, net	32,705	60,008
Junior subordinated debt, net	34,077	24,454
Lease liabilities	13,195	13,210
Current tax liabilities	4,387	—
Other liabilities	45,757	48,305
Total liabilities	8,108,223	7,007,966
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Common stock ($4 par value; authorized 45,000,000 shares; issued 27,314,752 and 24,671,969 shares in June 30, 2026 and December 31, 2025, respectively; outstanding 26,594,524 and 23,986,299 shares in June 30, 2026 and December 31, 2025, respectively)	111,259	100,688
Additional paid-in capital	615,232	516,984
Retained earnings	505,052	463,543
Deferred compensation	691	2,654
Accumulated other comprehensive loss	(104,824)	(101,301)
Treasury stock, at cost (720,228 and 685,670 shares in June 30, 2026 and December 31, 2025, respectively)	(25,666)	(23,876)
Total stockholders’ equity	1,101,744	958,692
Total liabilities and stockholders’ equity	$9,209,967	$7,966,658

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$102,668	$84,784	$193,654	$164,702
Interest on investment securities
Taxable	7,517	5,069	13,529	10,051
Exempt from federal income tax	1,858	1,826	3,731	3,621
Interest on certificates of deposit	34	28	55	64
Interest on federal funds sold	6	—	8	1
Interest on deposits with other financial institutions	2,801	1,694	4,527	2,521
Total interest income	114,884	93,401	215,504	180,960
Interest expense:
Interest on deposits	30,328	24,964	55,102	48,686
Interest on repurchase agreements with customers	1,030	1,218	2,055	2,398
Interest on other borrowings	2,579	2,043	4,977	3,874
Interest on subordinated debt	710	849	1,880	1,798
Interest on junior subordinated debt	578	464	1,046	932
Total interest expense	35,225	29,538	65,060	57,688
Net interest income	79,659	63,863	150,444	123,272
Provision for credit losses	1,545	2,567	4,143	4,219
Net interest income after provision for credit losses	78,114	61,296	146,301	119,053
Other income:
Wealth management revenues	8,206	5,394	14,581	11,205
Insurance commissions	8,870	7,840	19,677	17,765
Service charges	3,459	2,995	6,539	5,896
Investment securities gains (losses), net	63	—	83	(181)
Mortgage banking revenue, net	814	1,070	1,535	1,781
ATM / debit card revenue	4,799	4,636	8,934	8,282
Bank owned life insurance	1,544	1,206	2,884	2,893
Other income	1,078	452	1,041	816
Total other income	28,833	23,593	55,274	48,457
Other expense:
Salaries and employee benefits	38,460	33,623	73,476	65,371
Net occupancy and equipment expense	10,892	7,869	20,718	16,348
Net other real estate owned expense	218	75	430	176
FDIC insurance expense	1,063	873	2,003	1,722
Amortization of intangible assets	3,878	3,121	7,179	6,352
Stationery and supplies	311	367	613	798
Legal and professional	2,760	2,757	5,460	5,833
ATM / debit card expense	2,218	1,144	4,025	2,975
Marketing and donations	818	777	1,642	1,629
Other expense	10,009	4,156	15,806	8,030
Total other expense	70,627	54,762	131,352	109,234
Income before income taxes	36,320	30,127	70,223	58,276
Income taxes	8,531	6,689	16,107	12,667
Net income	$27,789	$23,438	$54,116	$45,609
Per share data:
Basic net income per common share	$1.05	$0.98	$2.11	$1.91
Diluted net income per common share	1.04	0.98	2.10	1.90

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$27,789	$23,438	$54,116	$45,609
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of ($1,476) and ($1,744) for three months ended June 30, 2026 and 2025, respectively and $1,301 and ($4,338) for the six months ended June 30, 2026 and 2025, respectively	3,930	4,640	(3,463)	11,542
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of ($17) and $0 for three months ended June 30, 2026 and 2025, respectively and ($23) and $50 for the six months ended June 30, 2026 and 2025, respectively	46	—	60	(131)
Other comprehensive income (loss), net of taxes	3,884	4,640	(3,523)	11,673
Comprehensive income	$31,673	$28,078	$50,593	$57,282

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2026

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2026	$111,231	$614,974	$483,886	$(205)	$(108,708)	$(24,552)	$1,076,626
Net income	—	—	27,789	—	—	—	27,789
Other comprehensive income, net of tax	—	—	—	—	3,884	—	3,884
Dividends on common stock ($.25 per share)	—	7	(6,623)	—	—	—	(6,616)
Issuance of 600 restricted common shares pursuant to 2017 stock incentive plan, net of forfeitures	2	27	—	—	—	—	29
Issuance of 6,489 common shares pursuant to the employee stock purchase plan	26	189	—	—	—	—	215
Purchase of 21,872 treasury shares	—	—	—	—	—	(921)	(921)
Deferred compensation	—	—	—	189	—	(193)	(4)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	(23)	—	—	—	—	(23)
Vested restricted shares/units compensation expense	—	58	—	707	—	—	765
June 30, 2026	$111,259	$615,232	$505,052	$691	$(104,824)	$(25,666)	$1,101,744

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended June 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
March 31, 2025	$100,602	$515,975	$411,633	$509	$(135,350)	$(22,420)	$870,949
Net income	—	—	23,438	—	—	—	23,438
Other comprehensive income, net tax	—	—	—	—	4,640	—	4,640
Cash dividends on common stock (.24/share)	—	—	(5,729)	—	—	—	(5,729)
Forfeiture of 150 restricted shares pursuant to the 2017 stock incentive plan	—	(6)	—	—	—	—	(6)
Issuance of 7,079 common shares pursuant to the employee stock purchase plan	28	182	—	—	—	—	210
Grant of restricted units pursuant to 2017 stock incentive plan	—	279	—	—	—	—	279
Deferred compensation	—	—	—	(47)	—	(225)	(272)
Vested restricted shares/units compensation expense	—	65	—	566	—	—	631
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2026

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2025	$100,688	$516,984	$463,543	$2,654	$(101,301)	$(23,876)	$958,692
Net income	—	—	54,116	—	—	—	54,116
Other comprehensive loss, net of tax	—	—	—	—	(3,523)	—	(3,523)
Dividends on common stock ($.50 per share)	—	7	(12,607)	—	—	—	(12,600)
Issuance of 82,513 restricted common shares pursuant to 2017 stock incentive plan, net of forfeitures	330	3,268	—	—	—	—	3,598
Issuance of 6,975 common shares pursuant to 2017 stock incentive plan, net of forfeitures	28	276	—	—	—	—	304
Issuance of 13,464 common shares pursuant to the employee stock purchase plan	54	383	—	—	—	—	437
Issuance of 2,539,831 common shares pursuant to acquisition of Two Rivers Financial Group, Inc.	10,159	93,999	—	—	—	—	104,158
Purchase of 34,558 treasury shares	—	—	—	—	—	(1,421)	(1,421)
Deferred compensation	—	—	—	(3,374)	—	(369)	(3,743)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	2,276	—	—	—	—	2,276
Release of restricted stock units pursuant to 2017 stock incentive plan	—	(2,070)	—	—	—	—	(2,070)
Vested restricted shares/units compensation expense	—	109	—	1,411	—	—	1,520
June 30, 2026	$111,259	$615,232	$505,052	$691	$(104,824)	$(25,666)	$1,101,744

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the six months ended June 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	45,609	—	—	—	45,609
Other comprehensive income, net tax	—	—	—	—	11,673	—	11,673
Cash dividends on common stock (0.48/share)	—	—	(11,456)	—	—	—	(11,456)
Issuance of 73,468 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	294	2,569	—	—	—	—	2,863
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	196	—	—	—	—	218
Issuance of 13,970 common shares pursuant to the employee stock purchase plan	56	370	—	—	—	—	426
Deferred compensation	—	—	—	(2,826)	—	(406)	(3,232)
Grant of restricted units pursuant to 2017 stock incentive plan	—	2,070	—	—	—	—	2,070
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	114	—	1,098	—	—	1,212
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$54,116	$45,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,143	4,219
Depreciation, amortization and accretion, net	11,068	9,864
Change in cash surrender value of bank owned life insurance	(2,792)	(2,406)
Gain on death benefit paid from bank owned life insurance	(92)	(487)
Stock-based compensation expense	1,680	1,359
Operating lease payments	(1,760)	(1,639)
Loss (gain) on sale of investment securities, net	(83)	181
Loss on sales and write-downs of other real estate owned, net	99	88
Loss (gain) on sale of premises and equipment	(10)	79
Gain on sale of loans held for sale, net	(2,099)	(1,676)
Loss on repayment of subordinated debt	94	289
Gain on repayment of other borrowings	—	(85)
Decrease in accrued interest receivable	1,081	638
Increase in accrued interest payable	943	1,635
Origination of loans held for sale	(79,080)	(74,148)
Proceeds from sale of loans held for sale	78,098	75,079
Decrease (increase) in other assets	(8,098)	2,232
Decrease in other liabilities	(5,904)	(5,200)
Net cash provided by operating activities	51,404	55,631

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	1,290	1,470
Purchases of certificates of deposits	(4,120)	—
Proceeds from sales of investment securities available-for-sale	167,867	8,291
Proceeds from maturities of investment securities available-for-sale	48,994	60,018
Purchases of investment securities available-for-sale	(256,089)	(67,737)
Purchase of investment securities held-to-maturity	(12)	(38)
Net increase in loans	(53,738)	(97,005)
Proceeds from sale of equity securities	1,199	—
Purchases of premises and equipment	(4,120)	(3,713)
Proceeds from sale of premises and equipment	20	3,718
Proceeds from sales of other real property owned, net	304	458
Proceeds from bank owned life insurance death benefit	452	1,414
Purchase of other investments	(2,015)	—
Net cash provided by acquisition	88,269	—
Net cash used in investing activities	(11,699)	(93,124)

Cash flows from financing activities:
Net increase in deposits	135,478	133,103
Increase (decrease) in repurchase agreements with customers	275	(10,181)
Proceeds from other borrowings	70,000	125,000
Repayment of other borrowings	(155,745)	(122,435)
Proceeds from short-term debt	—	4,000
Repayment of short-term debt	—	(4,000)
Repayment of subordinated debt	(27,500)	(8,381)
Proceeds from issuance of common stock	741	644
Purchase of treasury stock	(1,421)	—
Dividends paid on common stock	(12,600)	(11,456)
Net cash provided by financing activities	9,228	106,294
Increase in cash and cash equivalents	48,933	68,801
Cash and cash equivalents at beginning of period	254,920	121,216
Cash and cash equivalents at end of period	$303,853	$190,017

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$63,385	$56,244
Income taxes, net of refunds
US Federal	$15,975	$4,861
State of Illinois	4,394	2,496
State of Missouri	200	385
State of Wisconsin	190	265
Other	292	126
Total income taxes, net of refunds	$21,051	$8,133
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$2,399	$28
Fixed assets transferred to other real estate owned	950	—
Initial recognition of right-of-use assets in exchange for lease liabilities	85	713
Supplemental disclosures for purchases of capital stock
Fair value of assets acquired	$1,185,984	$—
Consideration paid:
Cash paid	3	—
Common stock issued	104,158	—
Total consideration paid	104,161	—
Fair value of liabilities assumed	$1,081,823	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company (“First Mid Wealth Management”), First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. (“the Captive”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2026 and 2025, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the June 30, 2026 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2026 are not necessarily indicative of the results expected for the year-ending December 31, 2026. The 2025 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Acquisitions

Downs Insurance Agency, Inc. During the quarter ended March 31, 2026, Downs Insurance Agency, Inc. (“DIA”) customer list was acquired by the Company for a purchase price of $1.4 million.

Two Rivers Financial Group, Inc. On October 29, 2025, the Company and Star Sub LLC, a newly formed Iowa limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Two Rivers Financial Group, Inc., an Iowa corporation (“Two Rivers”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Two Rivers pursuant to a business combination whereby Two Rivers would merge with and into Star Sub LLC, whereupon the separate corporate existence of Two Rivers would cease and Star Sub LLC would continue as a surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Two Rivers issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury by Two Rivers) was converted into and became the right to receive 1.225 shares of common stock of the Company, and cash-in-lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Merger to Two Rivers shareholders and equity award holders was 2,539,831 shares of the Company common stock valued at $104.2 million and $3,000 of cash-in-lieu of fractional shares.

Two Rivers Bank was merged with and into First Mid Bank in June 2026 at which time, Two Rivers Bank offices became branches of First Mid Bank.

Ray Farm Management During the quarter ended December 31, 2025, Ray Farm Management Services, Inc.’s (“RFMS”) customer list was acquired by the Company for a purchase price of $764,000.

AAdvantage Insurance Group LLC During the quarter ended September 30, 2025, a portion of AAdvantage Insurance Group LLC’s (“AAIG”) customer list was acquired by the Company for a purchase price of $2.8 million.

Mid Rivers Insurance Group, Inc. During the quarter ended September 30, 2024, Mid Rivers Insurance Group, Inc. (“MRIG”) was acquired by the Company for a purchase price of $10.1 million and immediately merged into First Mid Insurance Group.

Notes 5 and 8 provide further information on the intangibles acquired in the above acquisitions.

Summary of Significant Accounting Policies

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes. The Chief Financial and Risk Officer, Jordan Read (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision-making and resource allocation. As of June 30, 2026, management has reviewed the requirements of generally accepted accounting principles and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.

Based on this assessment the Company’s financial statement disclosures fully comply with generally accepted accounting principles, and no additional qualitative segment disclosures are necessary.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

Unrealized Losses on Securities
June 30, 2026
Net unrealized losses on securities available-for-sale	$(143,861)
Tax benefit	39,037
Balance at June 30, 2026	$(104,824)

December 31, 2025
Net unrealized losses on securities available-for-sale	$(138,930)
Tax benefit	37,629
Balance at December 31, 2025	$(101,301)

Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the statements of income during the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended		Six months ended
	June 30,		June 30,		Affected Line Item in the
	2026	2025	2026	2025	Statements of Income
Realized gain (loss) on available-for-sale securities, net	$63	$—	$83	$(181)	Investment securities gains (losses), net (total reclassified amount before tax)
Income tax benefit (expense)	(17)	—	(23)	50	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$46	$—	$60	$(131)	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to require additional disclosures within the notes to the financial statements about certain expense items. Specifically, disaggregation of income statement captions that contain expenses within the following five categories is required: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) costs recognized as part of oil- and gas-producing activities or other amounts of depletion expense. Further, this update requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update provides a practical expedient for banks and bank holding companies to continue presenting salaries and employee benefits in conformity with SEC Rule 210.9-04 instead of requiring those entities to apply the employee compensation definition included in Subtopic 220-40. The amendments in this update may be applied on either a prospective or retrospective basis and will be effective for the Company beginning with the annual reporting period ending December 31, 2027, and interim reporting periods beginning January 1, 2028. The Company does not expect adoption of this ASU to have any impact on its financial position or results of operations because it only results in additional disclosures.

In November 2025, the FASB published ASU 2025-08, Financial Instruments Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). The update was published with the intent to eliminate the current expected credit loss (CECL) “double count” on non-Purchase Credit Deteriorated (PCD) Loans. The update accomplishes this through using “gross up” methodology that is similar to the methodology used on PCD Loans. In the new method all “purchased seasoned loans” are grossed up for the Allowance of Credit Losses (ACL) expected on the loans. Purchased seasoned loans are defined as either:

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

The components of basic and diluted net income per common share available to common stockholders for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$27,789,000	$23,438,000	$54,116,000	$45,609,000
Weighted average common shares outstanding	26,458,805	23,867,592	25,622,671	23,863,229
Basic earnings per common share	$1.05	$0.98	$2.11	$1.91
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$27,789,000	$23,438,000	$54,116,000	$45,609,000
Weighted average common shares outstanding	26,458,805	23,867,592	25,622,671	23,863,229
Dilutive potential common shares:
Restricted stock awarded	145,979	121,382	131,348	110,954
Diluted weighted average common shares outstanding	26,604,784	23,988,974	25,754,019	23,974,183
Diluted earnings per common share	$1.04	$0.98	$2.10	$1.90

There were no shares not considered in computing diluted earnings per share for the three and six months ended June 30, 2026 and 2025.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,514	$—	$(10,147)	$142,367
Obligations of states and political subdivisions	331,621	273	(44,882)	287,012
Mortgage-backed securities (1)	911,281	788	(89,248)	822,821
Corporate bonded debt	28,553	11	(656)	27,908
Total available-for-sale	$1,423,969	$1,072	$(144,933)	$1,280,108
Held-to-maturity:
Other securities	$2,265	$—	$—	$2,265

December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	$3	$(9,782)	$144,080
Obligations of states and political subdivisions	327,950	341	(47,658)	280,633
Mortgage-backed securities (1)	705,728	2,458	(83,520)	624,666
Corporate bonded debt	28,276	—	(772)	27,504
Total available-for-sale	$1,215,813	$2,802	$(141,732)	$1,076,883
Held-to-maturity:
Other securities	$2,288	$—	$—	$2,288

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The Company also had $3.6 million and $4.6 million of equity securities, at fair value, as of June 30, 2026 and December 31, 2025, respectively. Investment securities carried at approximately $519.9 million and $473.8 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of June 30, 2026, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses and income tax expense were as follows during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Proceeds from sales	$64	$—	$167,867	$8,291
Gross gains	63	—	83	—
Gross losses	—	—	—	(181)
Income tax benefit (expense)	(17)	—	(23)	50

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$142,366	$(10,147)	$142,366	$(10,147)
Obligations of states and political subdivisions	24,881	(189)	231,589	(44,693)	256,470	(44,882)
Mortgage-backed securities (1)	279,235	(4,803)	449,575	(84,445)	728,810	(89,248)
Corporate bonded debt	3,971	(29)	16,176	(627)	20,147	(656)
Total	$308,087	$(5,021)	$839,706	$(139,912)	$1,147,793	$(144,933)

December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$142,833	$(9,782)	$142,833	$(9,782)
Obligations of states and political subdivisions	5,923	(8)	246,076	(47,650)	251,999	(47,658)
Mortgage-backed securities (1)	11,327	(102)	480,583	(83,418)	491,910	(83,520)
Corporate bonded debt	3,967	(33)	19,203	(739)	23,170	(772)
Total	$21,217	$(143)	$888,695	$(141,589)	$909,912	$(141,732)

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At June 30, 2026, there were four hundred fifty-nine available-for-sale securities with a fair value of $839.7 million and unrealized losses of $139.9 million in a continuous unrealized loss position for twelve months or more. At December 31, 2025, there were four hundred eighty-eight available-for-sale securities with a fair value of $888.7 million and unrealized losses of $141.6 million in a continuous unrealized loss position for twelve months or more.

At June 30, 2026 and December 31, 2025, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of the investments unless they are acquired and subsequently marked to fair value, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads, and market conditions after purchase.

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

A summary of loans at June 30, 2026 and December 31, 2025 follows (in thousands):

	June 30, 2026	December 31, 2025
Construction and land development	$365,391	$361,678
Agricultural real estate	426,862	374,143
1-4 family residential properties	745,595	494,258
Multifamily residential properties	392,124	340,324
Commercial real estate	2,945,516	2,582,404
Loans secured by real estate	4,875,488	4,152,807
Agricultural loans	356,169	307,290
Commercial and industrial loans	1,506,339	1,385,421
Consumer loans	35,552	32,109
All other loans	207,162	161,604
Total gross loans	6,980,710	6,039,231
Less: loans held for sale	6,724	5,203
Total gross loans held for investment	6,973,986	6,034,028
Less:
Net deferred loan fees, premiums, and discounts	46,368	27,857
Allowance for credit losses	86,989	74,875
Net loans	$6,840,629	$5,931,296

Net loans increased $909.3 million as of June 30, 2026 compared to December 31, 2025. The increase was primarily due to the acquisition of $860.5 million of net loans that were acquired in the Two Rivers acquisition. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $37.3 million and $35.1 million at June 30, 2026 and December 31, 2025, respectively.

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

The following table represents the gross commercial real estate loans by property type as of June 30, 2026 (in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate
Owner occupied	$842,439	$747,512
Non-owner occupied
Shopping centers and malls	269,430	264,961
Industrial and warehouse	237,211	237,522
Hotels and motels	214,330	218,073
Office	191,607	160,524
Skilled nursing facility	178,026	187,875
Assisted living facility	175,232	170,733
Acquired loans not yet classified	147,127	—
Retail	142,510	112,169
RV parks and campgrounds	99,062	104,267
Other property types	448,542	378,768
Total commercial real estate	$2,945,516	$2,582,404

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

Individually Evaluated Loans

The Company individually evaluates certain loans to estimate expected credit losses. Loans are individually evaluated for expected credit losses when their principal balance exceeds $250,000, and they are in nonaccrual status, their risk rating assigned is Substandard and their principal balances exceeds $5 million, or they are designated as having a modification or probable of being foreclosed. For loans that allowance for credit loss is individually measured each quarter one of three alternatives is used: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

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

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment decreased for the period due to past due levels decreasing.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time. While values have declined slightly from their peak, values have held up well overall. This continues to drive low loan to values in this segment. The qualitative factors for this segment were unchanged during the quarter.

Residential Real Estate Non-Owner Occupied Loans. The loan segment increased in the first quarter of 2026 with the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment were unchanged during the quarter.

Residential Real Estate Owner Occupied Loans. The loan segment increased in the first quarter of 2026 with the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment decreased for the period due to lower past due levels.

HELOC Loans. These loans are a small segment to overall loan balances. There was no change to the qualitative factors for this segment during the year.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, reflecting less uncertainty to recessionary risks that were high in prior years with the rapid movement in interest rates and inflationary pressures. The quarter ended with higher past dues in this loan segment, which increased the qualitative factors.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. The qualitative factors for the quarter increased in this segment due to higher concentrations and macroeconomic factors.

Agricultural Loans. Losses in this segment include the Company's Direct Merchant Financing product, which inherently comes with higher overall risk of losses. Overall past dues in this segment decreased during the quarter and drove a lower qualitative factor adjustment, while additional qualitative factors were added due to continued pressures in the agricultural economy.

Commercial and Industrial Loans. Due to overall macroeconomic factors including “higher for longer” interest rates, additional qualitative factors were added for this segment during the quarter.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. Historical net charge-offs have been immaterial in this segment. Qualitative factors decreased during the quarter due to an overall decline in past due levels.

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the three and six months ended June 30, 2026 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended June 30, 2026
Beginning balance	$4,940	$1,415	$5,943	$41,619	$2,663	$28,553	$1,681	$86,814
Initial allowance on acquired loans with credit deterioration	—	—	—	—	—	—	—	—
Initial allowance on acquired purchased seasoned loans	—	—	—	—	—	—	—	—
Provision (release) for credit loss expense	189	(30)	(125)	(277)	1,190	559	39	1,545
Loans charged off	—	—	(51)	(10)	(2,115)	(19)	(322)	(2,517)
Recoveries collected	—	—	196	29	45	716	161	1,147
Ending balance	$5,129	$1,385	$5,963	$41,361	$1,783	$29,809	$1,559	$86,989

Six months ended June 30, 2026
Beginning balance	$5,129	$1,283	$3,753	$35,589	$1,401	$26,285	$1,435	$74,875
Initial allowance on acquired loans with deterioration	441	60	188	1,767	18	543	2	3,019
Initial allowance on acquired purchased seasoned loans	545	124	1,952	3,593	58	1,361	189	7,822
Provision (release) for credit loss expense	(986)	(42)	(242)	1,503	2,366	1,174	370	4,143
Loans charged off	—	(40)	(77)	(1,121)	(2,115)	(310)	(820)	(4,483)
Recoveries collected	—	—	389	30	55	756	383	1,613
Ending balance	$5,129	$1,385	$5,963	$41,361	$1,783	$29,809	$1,559	$86,989

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the three and six months ended June 30, 2025 (in thousands):

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of June 30, 2026 and December 31, 2025 (in thousands):

	Collateral				Allowance for Credit Losses
June 30, 2026	Real Estate	Business Assets	Other	Total
Construction and land development	$5,724	$—	$—	$5,724	$412
Agricultural real estate	26,097	—	—	26,097	—
1-4 family residential properties	244	—	—	244	—
Multifamily residential properties	—	—	—	—	—
Commercial real estate	30,041	—	—	30,041	167
Loans secured by real estate	62,106	—	—	62,106	579
Agricultural loans	—	22,760	—	22,760	5
Commercial and industrial loans	—	7,665	29	7,694	358
Other loans	—	10,445	—	10,445	122
Total loans	$62,106	$40,870	$29	$103,005	$1,064

December 31, 2025
Construction and land development	$—	$—	$—	$—	$—
Agricultural real estate	111	—	—	111	—
1-4 family residential properties	600	—	—	600	—
Multifamily residential properties	371	—	—	371	—
Commercial real estate	30,208	—	—	30,208	13
Loans secured by real estate	31,290	—	—	31,290	13
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	—	7,123	29	7,152	392
Other loans	—	11,184	—	11,184	84
Total loans	$31,290	$18,307	$29	$49,626	$489

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2026 (in thousands):

June 30, 2026	Term Loans by Origination Year						Revolving
Risk rating	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and land development loans
Pass	$80,817	$110,481	$120,411	$3,766	$11,239	$28,970	$—	$355,684
Special mention	—	—	—	—	—	330	—	330
Substandard	—	—	3,200	307	5	2,222	—	5,734
Total	$80,817	$110,481	$123,611	$4,073	$11,244	$31,522	$—	$361,748
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate loans
Pass	$51,402	$29,818	$24,847	$12,712	$93,409	$125,335	$—	$337,523
Special mention	11,422	1,204	3,698	907	21,919	15,625	—	54,775
Substandard	3,196	168	—	186	9,133	17,556	—	30,239
Total	$66,020	$31,190	$28,545	$13,805	$124,461	$158,516	$—	$422,537
Current period gross write-offs	$—	$—	$—	$—	$—	$40	$—	$40
1-4 family residential properties
Pass	$40,992	$75,838	$44,552	$46,936	$106,731	$302,928	$102,603	$720,580
Special mention	—	—	—	—	172	665	100	937
Substandard	22	503	509	632	840	8,850	996	12,352
Total	$41,014	$76,341	$45,061	$47,568	$107,743	$312,443	$103,699	$733,869
Current period gross write-offs	$—	$—	$—	$—	$47	$30	$—	$77
Commercial real estate loans
Pass	$205,683	$498,511	$252,454	$251,126	$636,772	$1,397,494	$—	$3,242,040
Special mention	133	50	2,790	8,701	9,434	8,560	—	29,668
Substandard	4,766	412	5,716	12,370	4,999	14,052	—	42,315
Total	$210,582	$498,973	$260,960	$272,197	$651,205	$1,420,106	$—	$3,314,023
Current period gross write-offs	$—	$—	$—	$753	$368	$—	$—	$1,121
Agricultural loans
Pass	$145,591	$106,537	$34,310	$10,299	$14,658	$19,287	$—	$330,682
Special mention	326	1,540	125	36	139	644	—	2,810
Substandard	291	12,544	9,696	22	621	148	—	23,322
Total	$146,208	$120,621	$44,131	$10,357	$15,418	$20,079	$—	$356,814
Current period gross write-offs	$—	$1,324	$144	$218	$—	$429	$—	$2,115
Commercial and industrial loans
Pass	$158,176	$469,721	$212,712	$87,576	$189,783	$515,730	$—	$1,633,698
Special mention	59	18,856	8,949	2,670	1,211	18,859	—	50,604
Substandard	150	—	524	2,013	4,234	18,650	—	25,571
Total	$158,385	$488,577	$222,185	$92,259	$195,228	$553,239	$—	$1,709,873
Current period gross write-offs	$—	$—	$—	$290	$8	$12	$—	$310
Consumer loans
Pass	$5,359	$8,127	$3,757	$3,179	$9,604	$5,053	$—	$35,079
Special mention	—	—	—	—	30	—	—	30
Substandard	—	39	30	1	161	138	—	369
Total	$5,359	$8,166	$3,787	$3,180	$9,795	$5,191	$—	$35,478
Current period gross write-offs	$1	$1	$16	$33	$71	$698	$—	$820
Total loans
Pass	$688,020	$1,299,033	$693,043	$415,594	$1,062,196	$2,394,797	$102,603	$6,655,286
Special mention	11,940	21,650	15,562	12,314	32,905	44,683	100	139,154
Substandard	8,425	13,666	19,675	15,531	19,993	61,616	996	139,902
Total	$708,385	$1,334,349	$728,280	$443,439	$1,115,094	$2,501,096	$103,699	$6,934,342
Current period gross write-offs	$1	$1,325	$160	$1,294	$494	$1,209	$—	$4,483

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

The following table presents the Company’s loan portfolio, on an amortized cost basis, aging analysis at June 30, 2026 and December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2026
Construction and land development	$—	$—	$2,183	$2,183	$359,565	$361,748	$—
Agricultural real estate	78	—	1,148	1,226	421,311	422,537	—
1-4 family residential properties	515	2,431	2,345	5,291	728,578	733,869	—
Multifamily residential properties	—	—	105	105	390,742	390,847	—
Commercial real estate	3,101	209	8,463	11,773	2,911,403	2,923,176	—
Loans secured by real estate	3,694	2,640	14,244	20,578	4,811,599	4,832,177	—
Agricultural loans	291	37	—	328	356,486	356,814	—
Commercial and industrial loans	2,070	97	1,892	4,059	1,498,892	1,502,951	—
Consumer loans	149	89	45	283	35,195	35,478	—
All other loans	—	—	—	—	206,922	206,922	—
Total loans	$6,204	$2,863	$16,181	$25,248	$6,909,094	$6,934,342	$—
Percent of total loans				0.36%

December 31, 2025
Construction and land development	$—	$—	$—	$—	$360,687	$360,687	$—
Agricultural real estate	—	—	841	841	372,567	373,408	—
1-4 family residential properties	4,725	1,630	1,687	8,042	481,812	489,854	—
Multifamily residential properties	—	—	—	—	339,482	339,482	—
Commercial real estate	712	228	5,671	6,611	2,558,059	2,564,670	—
Loans secured by real estate	5,437	1,858	8,199	15,494	4,112,607	4,128,101	—
Agricultural loans	—	19	—	19	308,256	308,275	—
Commercial and industrial loans	414	205	904	1,523	1,380,075	1,381,598	—
Consumer loans	329	44	111	484	31,434	31,918	—
All other loans	—	—	—	—	161,482	161,482	—
Total loans	$6,180	$2,126	$9,214	$17,520	$5,993,854	$6,011,374	$—
Percent of total loans				0.29%

Nonaccrual Loans

Within all loan portfolio segments, loans are expected to incur credit losses when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Impaired loans, excluding certain modified loans, are placed on nonaccrual status. Impaired loans include nonaccrual loans and loans modified in restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status until, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. If the restructured loan is on accrual status prior to being modified, the loan is reviewed to determine if the modified loan should remain on accrual status.

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

The following table presents the Company’s recorded balance of nonaccrual loans as of June 30, 2026 and December 31, 2025 (in thousands). This table excludes performing purchased credit deteriorated loans and performing loans modified.

	June 30, 2026		December 31, 2025
	Nonaccrual with no Allowance for	Total	Nonaccrual with no Allowance for	Total
	Credit Loss	Nonaccrual	Credit Loss	Nonaccrual
Construction and land development	$—	$1,423	$5	$5
Agricultural real estate	2,930	4,306	1,181	1,181
1-4 family residential properties	7,636	9,405	4,940	5,763
Multifamily residential properties	105	105	371	371
Commercial real estate	11,020	11,329	10,109	10,381
Loans secured by real estate	21,691	26,568	16,606	17,701
Agricultural loans	24	24	19	19
Commercial and industrial loans	2,249	3,250	1,232	1,967
Consumer loans	141	141	182	182
All other loans	1,461	10,446	1,942	11,184
Total loans	$25,566	$40,429	$19,981	$31,053

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $40.4 million and $31.1 million at June 30, 2026 and December 31, 2025, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $1.8 million and $662,000 for the six months ended June 30, 2026 and 2025, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

				Total
	Payment	Term	Interest	Class of
	Delay	Extension	Rate	Financing
	Investment	Modifications	Reduction	Receivable
June 30, 2026
Agricultural real estate	$275	$—	$—	—%
1-4 family residential properties	7	1,038	—	0.02%
Commercial real estate	546	—	505	0.02%
Loans secured by real estate	828	1,038	505	0.04%
Commercial and industrial loans	418	1,907	—	0.03%
Consumer loans	—	1	—	—%
Total	$1,246	$2,946	$505	0.07%

June 30, 2025
Agricultural real estate	$296	$—	$—	0.01%
1-4 family residential properties	40	736	—	0.01%
Commercial real estate	792	130	505	0.02%
Loans secured by real estate	1,128	866	505	0.04%
Commercial and industrial loans	831	81	—	0.02%
Consumer loans	—	6	—	—%
Total	$1,959	$953	$505	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended June 30, 2026 and 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
June 30, 2026
Total loans	$—	$—	$—	$—

June 30, 2025
Total loans	$—	$—	$—	$—

The following table shows the financial effect of loan modifications during the three and six months ended June 30, 2026 and 2025 to borrowers experiencing financial difficulty.

	Three months ended		Six months ended
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
June 30, 2026
Commercial real estate	—%	—	—%	—
Commercial and industrial loans	—%	7	—%	7

June 30, 2025
Commercial real estate	—%	—	1.00%	—
Commercial and industrial loans	—%	—	—%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. During the three months ended June 30, 2026 and 2025, there were four and zero loans modified that experienced payment defaults, respectively. During the six months ended June 30, 2026 and 2025, there were five and four loans modified that experienced payment defaults, respectively.

At June 30, 2026 and December 31, 2025, the balance of real estate owned included $5.8 million and $2.9 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At June 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process were $3.2 million and $1.3 million, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill	$207,364	$3,760	$207,151	$3,760
Core deposit intangibles	101,185	58,396	79,945	53,285
Customer list intangibles	40,570	17,611	34,420	16,021
Total	$349,119	$79,767	$321,516	$73,066

Core deposit intangibles are being amortized over a period of 10 years and other intangibles, primarily customer lists, are being amortized over periods ranging from 3 to 16 years.

During the quarter ended March 31, 2026, a customer list intangible asset of $1.4 million was recorded for the acquisition of DIA’s customer list in connection with its insurance business. The purchase consideration given to DIA matches the amount of intangible assets recorded.

Goodwill of $213,000 was recorded for the acquisition and merger of Two Rivers during the six months ended June 30, 2026. The goodwill will not be deductible for tax purposes. During the quarter ended June 30, 2026, the Company adjusted certain provisional valuations recorded as of the acquisition date. Measurement-period adjustments related to premises and equipment, customer list intangibles, deferred tax assets, and accrued liabilities. These adjustments increased goodwill by $213,000. The following table summarizes the changes in provisional amounts recorded during the measurement period.

Assets Received or Liability Assumed	June 30, 2026	March 31, 2026	Effect to goodwill resulting from acquisition
Premises and equipment	$10,976	$11,743	$767
Other assets	12,890	12,889	(1)
Customer list intangible	4,800	5,043	243
Deferred tax asset	10,398	10,191	(207)
Accrued and other liabilities	5,576	6,165	589
Total			$213

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

The unpaid principal balance of mortgage loans serviced for others was $483.0 million, $541.9 million, and $509.7 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively. The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of six months ended June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Beginning balance	$4,566	$5,629
Adjustment to valuation reserve	—	1
Mortgage servicing rights amortized	(478)	(541)
Interest only strip	16	(8)
Ending balance	$4,104	$5,081
Fair value of portfolio	$5,754	$6,310

Total amortization expense for three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Core deposit intangibles	$2,849	$2,186	$5,111	$4,449
Customer list intangibles	806	681	1,590	1,362
Mortgage servicing rights	223	254	478	541
Total	$3,878	$3,121	$7,179	$6,352

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/26-06/30/26	$7,179
Estimated amortization expense:
For period 07/01/26-12/31/26	7,363
For year-ended 12/31/27	13,420
For year-ended 12/31/28	11,726
For year-ended 12/31/29	9,953
For year-ended 12/31/30	7,932

The weighted average amortization period for core deposit, customer lists and total intangibles was 3.40, 5.25, and 4.03 years respectively, at June 30, 2026.

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

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.05%.

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	June 30, 2026	December 31, 2025
US Treasury securities and obligations of U.S. government corporations and agencies	$60,567	$55,863
Mortgage-backed securities (1)	136,424	140,853
Total	$196,991	$196,716

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

FHLB advances represent borrowings by First Mid Bank to fund loan demand. Advances were $170.0 million and $270.0 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$25,000,000	3.0	4.37%	May 10, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
50,000,000	10.0	3.03%	May 27, 2036
$170,000,000

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$142,367	$—	$142,367	$—
Obligations of states and political subdivisions	287,012	—	287,012	—
Mortgage-backed securities	822,821	—	812,843	9,978
Corporate bonded debt	27,908	—	25,149	2,759
Total available-for-sale securities	1,280,108	—	1,267,371	12,737
Equity securities	3,620	3,620	—	—
Loans held for sale	6,724	—	6,724	—
Derivative assets: interest rate swaps	1,806	—	1,806	—
Total assets	$1,292,258	$3,620	$1,275,901	$12,737

Derivative liabilities: interest rate swaps	$1,480	$—	$1,480	$—

December 31, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$144,080	$—	$144,080	$—
Obligations of states and political subdivisions	280,633	—	280,633	—
Mortgage-backed securities	624,666	—	624,666	—
Corporate bonded debt	27,504	—	24,745	2,759
Total available-for-sale securities	1,076,883	—	1,074,124	2,759
Equity securities	4,588	4,588	—	—
Loans held for sale	5,203	—	5,203	—
Derivative assets: interest rate swaps	1,728	—	1,728	—
Total assets	$1,088,402	$4,588	$1,081,055	$2,759

Derivative liabilities: interest rate swaps	$1,247	$—	$1,247	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended three and six months ended June 30, 2026 and 2025 is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$10,234	$5,759	$2,759	$5,759
Transfers out of Level 3	(7,475)	—	(7,475)	—
Purchases, issuances, sales and settlements:
Purchases	9,978	7,029	17,453	7,029
Maturities	—	(3,000)	—	(3,000)
Ending balance	$12,737	$9,788	$12,737	$9,788

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral Dependent Loans.

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for expected credit losses. Allowable methods for determining the amount of impairment and estimating fair value include using the fair value of the collateral for collateral dependent loans.

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of June 30, 2026 was $24.6 million and a fair value of $23.4 million resulting in specific loss exposures of $1.2 million. As of December 31, 2025, the total carrying amount of loans for which a change in specific allowance occurred was $11.0 million. These loans had a fair value of $10.4 million which resulted in specific loss exposures of $605,000.

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

Foreclosed Assets Held for Sale.

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expenses. The total carrying amount of other real estate owned as of June 30, 2026 was $5.8 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $267,000. The total carrying amount of other real estate owned as of December 31, 2025 was $2.9 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $605,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Collateral dependent loans	$23,404	$—	$—	$23,404
Foreclosed assets held for sale	267	—	—	267

December 31, 2025
Collateral dependent loans	$10,389	$—	$—	$10,389
Foreclosed assets held for sale	605	—	—	605

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at June 30, 2026 and December 31, 2025.

	Fair Value	Valuation		Range
	(in thousands)	Technique	Unobservable Inputs	(Weighted Average)
June 30, 2026
Collateral dependent loans	$23,404	Third party valuations	Discount to reflect realizable value	0%-40%	(20%)
Foreclosed assets held for sale	267	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	(35%)

December 31, 2025
Collateral dependent loans	$10,389	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	605	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets
Cash and due from banks	$303,777	$303,777	$303,777	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	4,570	4,570	—	4,570	—
Available-for-sale investment securities	1,280,108	1,280,108	—	1,267,371	12,737
Held-to-maturity investment securities	2,265	2,265	2,265	—	—
Equity investment securities	3,620	3,620	3,620	—	—
Loans held for sale	6,724	6,724	—	6,724	—
Loans net of allowance for credit losses	6,840,629	6,835,735	—	—	6,835,735
Interest receivable	43,276	43,276	—	43,276	—
Federal Reserve Bank stock	22,980	22,980	—	22,980	—
Federal Home Loan Bank stock	9,729	9,729	—	9,729	—
Financial liabilities
Deposits	$7,571,544	$7,500,937	$—	$6,007,774	$1,493,163
Repurchase agreements with customers	196,991	196,991	—	196,991	—
Other borrowings	209,567	207,997	—	207,997	—
Subordinated debt, net	32,705	33,458	—	33,458	—
Junior subordinated debt, net	34,077	32,480	—	32,480	—

December 31, 2025
Financial assets
Cash and due from banks	$254,844	$254,844	$254,844	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	1,740	1,740	—	1,740	—
Available-for-sale investment securities	1,076,883	1,076,883	—	1,074,124	2,759
Held-to-maturity investment securities	2,288	2,288	2,288	—	—
Equity investment securities	4,588	4,588	4,588	—	—
Loans held for sale	5,203	5,203	—	5,203	—
Loans net of allowance for credit losses	5,931,296	5,761,258	—	—	5,761,258
Interest receivable	39,949	39,949	—	39,949	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	11,351	11,351	—	11,351	—
Financial liabilities
Deposits	$6,395,273	$6,322,439	$—	$5,265,780	$1,056,659
Repurchase agreements with customers	196,716	196,716	—	196,716	—
Other borrowings	270,000	270,338	—	270,338	—
Subordinated debt, net	60,008	60,800	—	60,800	—
Junior subordinated debt, net	24,454	22,083	—	22,083	—

Note 8 -- Business Combinations

On February 28, 2026, the Company completed its acquisition of Two Rivers Financial Group, Inc. (“Two Rivers”) pursuant to an Agreement and Plan of Merger, dated October 29, 2025 (the “Merger Agreement”). Pursuant to the Merger Agreement, Two Rivers was merged with and into the Company. Two Rivers shareholders received 1.225 shares of the Company's common stock for each share of Two Rivers common stock.

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

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$88,972
Loans held for sale	43
Loans, net	860,534
Investments-available for sale	169,780
FHLB stock	989
Premises and equipment	10,976
Accrued interest receivable	4,408
Prepaid expenses	954
Other assets	12,890
Core deposit intangible	21,240
Customer list intangible	4,800
Deferred tax asset	10,398
Total assets acquired	$1,185,984

Liabilities
Deposits	$1,040,793
FHLB advance	5,308
Note payable	20,004
Junior subordinated debt, net	9,526
Accrued interest payable	829
Accrued and other liabilities	5,576
Total liabilities assumed	1,082,036
Net assets acquired	$103,948

Total consideration	$104,161
Goodwill	$213

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (2,539,831 shares)	$104,158
Cash consideration	3
Purchase price	$104,161

The Company recorded $213,000 of goodwill in connection with the acquisition of Two Rivers. The amount of goodwill recorded reflects the synergies and operational efficiencies that are expected to result from the acquisition. The goodwill calculation is provisional for up to one year after the acquisition and could be adjusted in subsequent quarters during 2026 if additional relevant information to the fair values listed above become available. Adjustments made to the goodwill calculation are summarized in Note 5. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:

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

Customer list intangible. The Company identified wealth management customer relationships, in the form of a customer list intangible, as an identified intangible asset. Customer list intangibles derive value from the expected future benefits or earnings capacity attributable to the acquired trust customer relationships. The fair value of the customer list intangible was estimated by identifying the expected future benefits of the customer relationships and discounting those benefits back to present value. The customer list intangible will be amortized over its estimated useful life of approximately 16 years using the straight-line method.

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Two Rivers Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30,	June 30,
	2025	2026	2025
Net interest income	$73,328	$156,900	$141,870
Provision for credit losses	3,284	4,143	5,133
Non-interest income	26,580	57,331	54,305
Non-interest expense	68,213	140,140	136,070
Income before income taxes	28,411	69,948	54,972
Income tax expense	6,122	16,295	11,555
Net income available to common stockholders	$22,289	$53,653	$43,417
Earnings per share
Basic	$0.84	$2.03	$1.64
Diluted	$0.84	$2.02	$1.64
Basic weighted average shares outstanding	26,407,423	26,469,281	26,403,060
Diluted weighted average shares outstanding	26,528,805	26,600,629	26,514,014

The Company's consolidated statement of income for the six months ended June 30, 2026 includes $19,865 of revenue and $3,377 of net income applicable to Two Rivers from the Two Rivers Merger date, February 28, 2026, until the merger of Two Rivers Bank and First Mid Bank on June 13, 2026.

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Two Rivers acquisition, pre-tax, of $9.2 million during the six months ended June 30, 2026 and no related acquisition costs were incurred during the six months ended June 30, 2025.

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

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$12,640	$12,674
Operating lease liabilities	13,195	13,210
Weighted-average remaining lease term (in years)	4.0	4.4
Weighted-average discount rate	3.57%	3.54%

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

Future minimum lease payments under operating leases are (in thousands):

Year Ended December 31,	Operating Leases
2026	$1,835
2027	3,419
2028	2,753
2029	2,271
2030	1,541
Thereafter	2,748
Total minimum lease payments	14,567
Less imputed interest	(1,372)
Total lease liabilities	$13,195

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$926	$841	$1,838	$1,667
Short-term lease cost	39	30	76	61
Variable lease cost	247	255	420	598
Total lease cost	1,212	1,126	2,334	2,326
Income from subleases	(85)	(91)	(162)	(171)
Net lease cost	$1,127	$1,035	$2,172	$2,155

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

	June 30, 2026	June 30, 2025
Operating cash flows used on operating leases	$1,760	$1,639

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

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of June 30, 2026 and December 31, 2025 (in thousands):

Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2026
Interest rate swap agreements	Other liabilities	2.8	$6,701	$(1,480)

December 31, 2025
Interest rate swap agreements	Other liabilities	3.3	$11,974	$(1,247)

The effects of the fair value hedges on the Company's income statement during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Derivative	2026	2025	2026	2025
Interest rate swap agreements	Interest income on loans	$(153)	$(103)	$(154)	$(366)

		Three months ended		Six months ended
		June 30,		June 30,
Derivative	Location of Gain (Loss) on Hedged Items	2026	2025	2026	2025
Interest rate swap agreements	Interest income on loans	$153	$103	$154	$366

The following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges as of June 30, 2026 and December 31, 2025 (in thousands):

Line Item in the Balance Sheet in Which the Hedge Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
June 30, 2026
Loans	$6,375	$(327)

December 31, 2025
Loans	11,493	(481)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of the six months ended June 30, 2026 and December 31, 2025 (dollars in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
June 30, 2026
Interest rate swap agreements	Other assets	2.9	$23,897	$1,806
Interest rate swap agreements	Loans	2.9	23,897	(327)
Interest rate swap agreements	Other liabilities	2.9	23,897	1,480

December 31, 2025
Interest rate swap agreements	Other assets	3.0	$27,233	$1,728
Interest rate swap agreements	Loans	3.0	27,233	481
Interest rate swap agreements	Other liabilities	3.0	27,233	1,247

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2026 and December 31, 2025, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2025, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the following table. At June 30, 2026, there were no conditions or events since the most recent notification that management believes has changed this categorization.

	Actual		Required Minimum for Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital (to risk-weighted assets)
Company	$1,106,600	15.41%	$754,208	> 10.50%	N/A	N/A
First Mid Bank	1,049,100	14.66%	751,249	> 10.50%	$715,476	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	996,467	13.87%	610,550	> 8.50%	N/A	N/A
First Mid Bank	971,672	13.58%	608,154	> 8.50%	572,380	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	962,390	13.40%	502,806	> 7.00%	N/A	N/A
First Mid Bank	971,672	13.58%	500,833	> 7.00%	465,059	> 6.50%
Tier 1 capital (to average assets)
Company	996,467	10.92%	365,096	> 4.00%	N/A	N/A
First Mid Bank	971,672	10.70%	363,244	> 4.00%	454,055	> 5.00%

December 31, 2025
Total capital (to risk-weighted assets)
Company	$989,634	15.67%	$663,053	>10.50%	N/A	N/A
First Mid Bank	910,047	14.47%	660,282	>10.50%	$628,840	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	855,405	13.55%	536,757	> 8.50%	N/A	N/A
First Mid Bank	835,826	13.29%	534,514	> 8.50%	503,072	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	830,951	13.16%	442,035	> 7.00%	N/A	N/A
First Mid Bank	835,826	13.29%	440,188	> 7.00%	408,746	> 6.50%
Tier 1 capital (to average assets)
Company	855,405	11.07%	308,994	> 4.00%	N/A	N/A
First Mid Bank	835,826	10.88%	307,361	> 4.00%	384,201	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for June 30, 2026 were computed in accordance with Basel III capital rules. As of June 30, 2026, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Unused commitments and lines of credit:
Commercial real estate	$333,968	$214,028
Commercial operating	723,170	675,087
Home equity	132,316	119,456
Other	386,065	371,322
Total	$1,575,519	$1,379,893
Standby letters of credit	$16,525	$17,575

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at June 30, 2026. The Company's deferred revenue under standby letters of credit was nominal.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

Forward-Looking Statements

This document may contain certain forward-looking statements about the Company, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the transactions between First Mid and Two Rivers will not be realized within the expected time period; the risk that integration of the operations of Two Rivers with First Mid will be more costly or difficult than expected; the effect of the announcement of the transactions and integration of the operations of Two Rivers on customer relationships and operating results; the possibility that the transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the Company’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the market areas of the Company; accounting principles, policies and guidelines; or any of the other foregoing risks. Additional information concerning the Company, including additional factors and risks that could materially affect the Company’s financial results, are included in the Company’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, the Company does not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Non-GAAP Measures

In addition to information presented in accordance with generally accepted accounting principles (“GAAP”), this document contains certain non-GAAP financial measures. The Company believes that such non-GAAP financial measures provide investors with information useful in understanding the Company’s financial performance. Readers of this document, however, are urged to review these non-GAAP financial measures in conjunction with the GAAP results as reported. These non-GAAP financial measures are detailed as supplemental tables and include “Average common equity to average assets.” While the Company believes this non-GAAP financial measure provides investors with a broader understanding of the capital adequacy, funding profile and financial trends of the Company, this information should be considered as supplemental in nature and not as a substitute to the related financial information prepared in accordance with GAAP. These non-GAAP financial measures may also differ from the similar measures presented by other companies.

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

Net income was $54.1 million and $45.6 million for the six months ended June 30, 2026 and 2025, respectively, and diluted net income per common share was $2.10 and $1.90 for the six months ended June 30, 2026 and 2025, respectively.

	Six months ended		Year-ended
	June 30, 2026	June 30, 2025	December 31, 2025
Return on average assets	1.23%	1.20%	1.20%
Return on average common equity	10.31%	10.52%	10.24%
Average common equity to average assets (non-GAAP)	11.96%	11.44%	11.68%

Total assets were $9.2 billion at June 30, 2026, compared to $8.0 billion as of December 31, 2025. Net loan balances were $6.8 billion at June 30, 2026 compared to $5.9 billion at December 31, 2025.

Total deposit balances increased to $7.6 billion at June 30, 2026 from $6.4 billion at December 31, 2025. The increase was primarily due to the acquisition of Two Rivers Bank.

Net interest margin (tax equivalent), defined as net interest income divided by average interest-earning assets, was 3.79% for the six months ended June 30, 2026, up from 3.66% for the same period in 2025. This increase was primarily due to an increase in earning asset yields and decreased funding costs.

Net interest income before the provision for credit losses was $150.4 million compared to net interest income of $123.3 million for the same period in 2025. The increase in net interest income was primarily due to the addition of the Two Rivers Bank loan portfolio, as well as the increased net interest margin as mentioned above.

Total non-interest income of $55.3 million increased $6.8 million or 14.1% from $48.5 million for the same period last year. The increase in non-interest income resulted primarily from the addition of Two Rivers Bank, an increase in insurance commissions, and an increase in wealth management revenues.

Total non-interest expense of $131.4 million increased $22.1 million or 20.2% from $109.2 million for the same period last year. The increase was primarily due to increases in salaries, employee benefits, net occupancy, equipment expenses, and integration expenses due to the acquisition of Two Rivers in the first quarter of 2026.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2026 versus 2025
	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Net interest income	$15,796	$27,172
Provision for credit losses	1,022	76
Other income, including securities transactions	5,240	6,817
Other expenses	(15,865)	(22,118)
Income taxes	(1,842)	(3,440)
Increase in net income	$4,351	$8,507

Credit quality is an area of importance to the Company. Total nonperforming loans were $41.3 million at June 30, 2026, compared to $21.9 million at June 30, 2025 and $31.9 million at December 31, 2025. See the discussion under the heading “Loan Quality and Allowance for Credit Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $5.8 million at June 30, 2026 compared to $1.7 million at June 30, 2025 and $2.9 million at December 31, 2025.

The Company’s provision for credit losses for the six months ended June 30, 2026 and 2025 was $4.1 million and $4.2 million, respectively. The decrease in provision expense was a result of a decrease in net charge-offs partially offset by an increase in gross loan balances.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio at June 30, 2026 and 2025 and December 31, 2025 was 13.87%, 13.31% and 13.55%, respectively. The Company’s total capital to risk weighted assets ratio at June 30, 2026 and 2025, and December 31, 2025 was 15.41%, 15.76% and 15.67%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2026 and 2025, were $1.6 billion and $1.4 billion, respectively. See Note 12 - “Commitments and Contingent Liabilities” herein for further information.

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

For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2026 and 2025 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $1.6 million and $1.5 million for 2026 and 2025, respectively, were 3.75% and 3.62% at June 30, 2026 and 2025, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and six months ended June 30, 2026 and 2025 in the following table (dollars in thousands):

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$328,363	$2,801	3.42%	$146,907	$1,694	4.63%
Federal funds sold	793	6	3.03%	75	—	—%
Certificates of deposit	3,350	34	4.07%	2,515	28	4.47%
Investment securities (1)	1,247,888	9,868	3.16%	1,082,974	7,381	2.73%
Loans (TE)(1)(2)(3)	6,940,165	102,976	5.95%	5,743,312	85,070	5.94%
Total earning assets	8,520,559	115,685	5.45%	6,975,783	94,173	5.41%
Other nonearning assets	793,920			767,422
Allowance for credit losses	(87,449)			(70,671)
Total assets	$9,227,030			$7,672,534
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,855,881	$17,237	1.79%	$3,119,484	$15,594	2.01%
Savings deposits	757,972	464	0.25%	638,174	158	0.10%
Time deposits	1,543,651	12,628	3.28%	1,078,174	9,213	3.43%
Total interest-bearing deposits	6,157,504	30,329	1.98%	4,835,832	24,965	2.07%
Repurchase agreements with customers	200,906	1,030	2.06%	199,345	1,218	2.45%
FHLB advances	242,163	2,115	3.50%	218,846	2,043	3.74%
Federal funds purchased	1	—	—%	—	—	—%
Subordinated debt, net	36,897	710	7.72%	79,554	849	4.28%
Junior subordinated debt, net	34,045	578	6.81%	24,360	464	7.64%
Other debt	37,149	464	5.01%
Total borrowings	551,161	4,897	3.56%	522,105	4,574	3.51%
Total interest-bearing liabilities	6,708,665	35,226	2.11%	5,357,937	29,539	2.21%
Non-interest-bearing demand deposits	1,365,854		1.75%	1,402,374		1.75%
Other liabilities	62,134			35,264
Stockholders' equity	1,090,377			876,959
Total liabilities and stockholders' equity	$9,227,030			$7,672,534
Net interest income		$80,459			$64,634
Net interest spread			3.34%			3.20%
TE net yield on interest-earning assets			3.79%			3.72%

(1) Tax-exempt income is shown on a fully tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.
(3) Includes loans held for sale.

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-bearing deposits	$279,085	$4,527	3.27%	$109,015	$2,521	4.66%
Federal funds sold	511	8	3.33%	75	1	3.83%
Certificates of deposit	2,621	55	4.22%	2,837	64	4.58%
Investment securities (1)	1,199,129	18,251	3.04%	1,086,517	14,635	2.69%
Loans (TE)(1)(2)(3)	6,614,666	194,260	5.92%	5,674,946	165,264	5.87%
Total earning assets	8,096,012	217,101	5.41%	6,873,390	182,485	5.35%
Other nonearning assets	765,689			772,272
Allowance for credit losses	(83,359)			(70,646)
Total assets	$8,778,342			$7,575,016
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,650,093	$32,107	1.77%	$3,079,773	$30,494	2.00%
Savings deposits	719,331	862	0.24%	639,424	322	0.10%
Time deposits	1,386,938	22,134	3.22%	1,050,342	17,871	3.43%
Total interest-bearing deposits	5,756,362	55,103	1.93%	4,769,539	48,687	2.06%
Repurchase agreements with customers	202,530	2,055	2.05%	200,505	2,398	2.41%
FHLB advances	256,909	4,450	3.49%	206,653	3,850	3.76%
Federal funds purchased	17	—	—%	—	—	—%
Subordinated debt, net	48,400	1,880	7.83%	81,073	1,798	4.47%
Junior subordinated debt, net	30,863	1,046	6.83%	24,333	932	7.72%
Other debt	21,992	527	4.83%	729	24	6.64%
Total borrowings	560,711	9,958	3.58%	513,293	9,002	3.54%
Total interest-bearing liabilities	6,317,073	65,061	2.08%	5,282,832	57,689	2.20%
Demand deposits	1,358,129		1.71%	1,386,330		1.74%
Other liabilities	53,654			39,120
Stockholders' equity	1,049,486			866,734
Total liabilities and stockholders' equity	$8,778,342			$7,575,016
Net interest income		$152,040			$124,796
Net interest spread			3.33%			3.15%
TE net yield on interest-earning assets			3.79%			3.66%

(1) Tax-exempt income is shown on a fully tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six months ended June 30, 2026 and 2025, compared to the same period in 2025 (in thousands):

	Three months ended June 30, 2026 Compared to 2025 Increase (Decrease)			Six months ended June 30, 2026 Compared to 2025 Increase (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$1,107	$3,848	$(2,741)	$2,006	$4,228	$(2,222)
Federal funds sold	6	—	6	7	7	—
Certificates of deposit	6	20	(14)	(9)	(5)	(4)
Investment securities (1)	2,487	1,152	1,335	3,616	1,552	2,064
Loans (2)	17,906	17,763	143	28,996	27,578	1,418
Total interest income	21,512	22,783	(1,271)	34,616	33,360	1,256
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	$1,643	$10,500	$(8,857)	$1,613	$9,734	$(8,121)
Savings deposits	306	34	272	540	44	496
Time deposits	3,415	6,038	(2,623)	4,263	7,283	(3,020)
Total interest-bearing deposits	5,364	16,572	(11,208)	6,416	17,061	(10,645)
Repurchase agreements with customers	(188)	64	(252)	(343)	70	(413)
FHLB advances	72	700	(628)	600	1,325	(725)
Subordinated debt, net	(139)	(2,246)	2,107	82	(1,872)	1,954
Junior subordinated debt, net	114	407	(293)	114	383	(269)
Other debt	464	232	232	503	524	(21)
Total borrowings	323	(843)	1,166	956	430	526
Total interest expense	5,687	15,729	(10,042)	7,372	17,491	(10,119)
Net interest income	$15,825	$7,054	$8,771	$27,244	$15,869	$11,375

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.

Net interest income on a tax equivalent basis increased $27.2 million, or 21.83%, to $152.0 million for the six months ended June 30, 2026, from $124.8 million for the same period in 2025. Net interest income on a tax equivalent basis and tax equivalent net interest margin increased primarily due to an increase in earning asset yields and a decrease in the cost of funding.

For the six months ended June 30, 2026, average earning assets increased $1.2 billion, or 17.79%, and average interest-bearing liabilities increased $1.0 billion or 19.58% compared with average balances for the same period in 2025.

Provision for Credit Losses

The provision for credit losses for the six months ended June 30, 2026 and 2025 was $4.1 million and $4.2 million, respectively. Nonperforming loans were $41.3 million and $21.9 million as of June 30, 2026 and 2025, respectively. Net charge offs were $2.9 million for the six months ended June 30, 2026, compared to net charge offs of $3.2 million for June 30, 2025. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Nonperforming Other Assets” and “Loan Quality and Allowance for Credit Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Wealth management revenues	$8,206	$5,394	$2,812	52.1%	$14,581	$11,205	$3,376	30.1%
Insurance commissions	8,870	7,840	1,030	13.1%	19,677	17,765	1,912	10.8%
Service charges	3,459	2,995	464	15.5%	6,539	5,896	643	10.9%
Investment securities gains (losses), net	63	—	63	—%	83	(181)	264	(145.9%)
Mortgage banking, net	814	1,070	(256)	(23.9%)	1,535	1,781	(246)	(13.8%)
ATM / debit card revenue	4,799	4,636	163	3.5%	8,934	8,282	652	7.9%
Bank owned life insurance	1,544	1,206	338	28.0%	2,884	2,893	(9)	(0.3%)
Other income	1,078	452	626	138.5%	1,041	816	225	27.6%
Total other income	$28,833	$23,593	$5,240	22.2%	$55,274	$48,457	$6,817	14.1%

The primary reasons for the more significant changes in other income components for the three and six months ended June 30, 2026 compared to the same period in 2025 are as follows:

•
Wealth management revenues increased for the three and six month periods due to the acquisition of Two Rivers on February 28, 2026, including their trust and brokerage portfolio, the acquisition of RFMS in December of 2025, and organic growth.
•
Insurance commissions increased for the three and six month periods primarily due to the acquisition of a portion of AAIG's customer list in July 2025 and the customer list of DIA in January 2026 as well as organic growth.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$38,460	$33,623	$4,837	14.4%	$73,476	$65,371	$8,105	12.4%
Net occupancy and equipment expense	10,892	7,869	3,023	38.4%	20,718	16,348	4,370	26.7%
Net other real estate owned expense	218	75	143	190.7%	430	176	254	144.3%
FDIC insurance expense	1,063	873	190	21.8%	2,003	1,722	281	16.3%
Amortization of other intangible assets	3,878	3,121	757	24.3%	7,179	6,352	827	13.0%
Stationery and supplies	311	367	(56)	(15.3%)	613	798	(185)	(23.2%)
Legal and professional	2,760	2,757	3	0.1%	5,460	5,833	(373)	(6.4%)
Marketing and donations	818	777	41	5.3%	1,642	1,629	13	0.8%
ATM / debit card expense	2,218	1,144	1,074	93.9%	4,025	2,975	1,050	35.3%
Other expenses	10,009	4,156	5,853	140.8%	15,806	8,030	7,776	96.8%
Total other expense	$70,627	$54,762	$15,865	29.0%	$131,352	$109,234	$22,118	20.2%

The primary reasons for the more significant changes in other expense components for the three and six months ended June 30, 2026 compared to the same period in 2025 are as follows:

•
The increase for the three and six month periods in salaries and employee benefits, the largest component of other expense, is primarily due to the increase in full-time equivalent employees from 1,190 to 1,316 at June 30, 2025 and 2026, respectively, due to the acquisition of Two Rivers and the Company's annual merit and promotional cycle that occurs in April.

•
The increase for the three and six month periods in occupancy and equipment expense is primarily due to the acquisition of Two Rivers and the related expanded real estate footprint and increase in full-time equivalent employees.
•
The increase for the three and six month periods in ATM / debit card expense is primarily due to the acquisition of Two Rivers and the related increase in the volume of transactions.
•
The increase for the three and six month periods in all other operating expenses is primarily due to integration and acquisition expenses related to the acquisition of Two Rivers Bank on February 28, 2026.

Income Taxes

Total income tax expense amounted to $16.1 million for the six months ended June 30, 2026, compared to $12.7 million for the same period in 2025. Effective tax rates were 22.9% for the six months ended June 30, 2026, compared to 21.7% for the same period in 2025. The Company files U.S. federal and state of Florida, Illinois, Indiana, Iowa, Missouri, Texas, and Wisconsin income tax returns.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,514	1.22%	$153,859	1.24%
Obligations of states and political subdivisions	331,621	2.36%	327,950	2.32%
Mortgage-backed securities (1)	911,281	3.03%	705,728	2.35%
Other securities	30,818	4.87%	30,564	4.28%
Total securities	$1,426,234	2.72%	$1,218,101	2.25%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At June 30, 2026, the amortized cost of the Company’s investment portfolio increased by $208.2 million from December 31, 2025 primarily due to the acquisition of Two Rivers Bank, subsequent sale of their entire portfolio, reinvestment of a portion of the proceeds, and the redeployment of some of the proceeds to other areas of the balance sheet. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2026 for investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2026 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,514	$142,367	$—	$142,367	$—	$—	$—	$—
Obligations of state and political subdivisions	331,621	287,012	51,416	194,719	38,342	—	—	2,535
Mortgage-backed securities (2)	911,281	822,821	—	—	—	—	—	822,821
Corporate bonded debt	28,553	27,908	—	—	2,788	4,163	—	20,957
Total available-for-sale	$1,423,969	$1,280,108	$51,416	$337,086	$41,130	$4,163	$—	$846,313
Held-to-maturity:
Other securities	$2,265	$2,265	$—	$—	$—	$—	$—	$2,265
Equity securities:
Federal Agricultural Mtg Corp	$152	$640	$—	$—	$—	$—	$—	$640
Midwest Independent BankersBank	175	260	—	—	—	—	—	260
Equalize Community Development Fund	2,720	2,720	—	—	—	—	—	2,720
Total equity securities	$3,047	$3,620	$—	$—	$—	$—	$—	$3,620

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

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at June 30, 2026, and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$132,533	$9,834	$—	$—	$142,367
Obligations of state and political subdivisions	64,711	210,533	7,356	4,412	287,012
Mortgage-backed securities (1)	662	21,538	38,277	762,344	822,821
Corporate bonded debt	13,747	14,161	—	—	27,908
Total available-for-sale	$211,653	$256,066	$45,633	$766,756	$1,280,108
Weighted average yield	1.91%	2.30%	2.75%	3.08%	2.72%
Full tax equivalent yield	2.16%	2.77%	2.92%	3.08%	2.86%
Held to maturity:
Other securities	$—	$—	$—	$2,265	$2,265
Total held-to-maturity	$—	$—	$—	$2,265	$2,265
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, which the book value exceeded 10% of stockholders' equity at June 30, 2026.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Outstanding Loans %	Amortized Cost	Outstanding Loans %
Construction and land development	$361,748	5.2%	$360,687	6.0%
Agricultural real estate	422,537	6.1%	373,408	6.2%
1-4 family residential properties	733,869	10.6%	489,854	8.1%
Multifamily residential properties	390,847	5.6%	339,482	5.6%
Commercial real estate	2,923,176	42.2%	2,564,670	42.7%
Loans secured by real estate	4,832,177	69.7%	4,128,101	68.6%
Agricultural loans	356,814	5.1%	308,275	5.1%
Commercial and industrial loans	1,502,951	21.7%	1,381,598	23.0%
Consumer loans	35,478	0.5%	31,918	0.5%
All other loans	206,922	3.0%	161,482	2.8%
Total loans	$6,934,342	100.0%	$6,011,374	100.0%

Loan balances increased $923.0 million, or 15.4%. The increase was primarily due to the acquisition of Two Rivers. The balance of real estate loans held for sale, included in the balances shown above, amounted to $6.7 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies and land development loans or commercial real estate loans as a percentage of the total amount of the Company's total capital for the periods shown above. At June 30, 2026 and December 31, 2025, First Mid Bank did have industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	June 30, 2026		December 31, 2025
	Principal Balance	Outstanding Loans %	Principal Balance	Outstanding Loans %
Other grain farming	$656,548	9.47%	$577,903	9.61%
Lessors of non-residential buildings	1,272,756	18.35%	1,109,224	18.45%
Lessors of residential buildings and dwellings	717,373	10.35%	641,822	10.68%
Hotels and motels	N/A	N/A	225,569	3.75%

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of June 30, 2026, by contractual maturities (in thousands):

	Maturity (1)
	One Year or Less (2)	Over 1 Through 5 Years	Over 5 Years	Total
Construction and land development	$74,313	$247,181	$40,254	$361,748
Agricultural real estate	65,452	143,609	213,476	422,537
1-4 family residential properties	38,266	145,862	549,741	733,869
Multifamily residential properties	113,789	154,499	122,559	390,847
Commercial real estate	546,596	1,756,836	619,744	2,923,176
Loans secured by real estate	838,416	2,447,987	1,545,774	4,832,177
Agricultural loans	220,805	133,800	2,209	356,814
Commercial and industrial loans	512,688	560,258	430,005	1,502,951
Consumer loans	3,918	29,871	1,689	35,478
All other loans	53,637	38,864	114,421	206,922
Total loans	$1,629,464	$3,210,780	$2,094,098	$6,934,342

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans, and overdrafts.

As of June 30, 2026, loans with maturities over one year consisted of approximately $3.0 billion in fixed rate loans and approximately $2.3 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Nonaccrual loans	$40,429	$31,053
Modified loans which are performing in accordance with revised terms	864	895
Total nonperforming loans	41,293	31,948
Repossessed assets	5,805	2,859
Total nonperforming loans and repossessed assets	$47,098	$34,807
Nonperforming loans to loans, before allowance for credit losses	0.60%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.68%	0.58%

The $9.4 million increase in nonaccrual loans during 2026 resulted from the net of $10.9 million of loans acquired from Two Rivers Bank, $4.8 million of loans put on nonaccrual status, offset by $2.4 million of loans becoming current or paid-off, $2.4 million of loans transferred to other real estate owned, and $1.5 million of loans charged off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,423	3.5%	$5	—%
Agricultural real estate	4,306	10.7%	1,181	3.8%
1-4 family residential properties	9,405	23.3%	5,763	18.6%
Multifamily residential properties	105	0.3%	371	1.2%
Commercial real estate	11,329	28.0%	10,381	33.4%
Loans secured by real estate	26,568	65.7%	17,701	57.0%
Agricultural loans	24	0.1%	19	0.1%
Commercial and industrial loans	3,250	8.0%	1,967	6.3%
Consumer loans	141	0.3%	182	0.6%
All other loans	10,446	25.8%	11,184	36.0%
Total loans	$40,429	100.0%	$31,053	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $1.8 million and $662,000 for the six months ended June 30, 2026 and 2025, respectively.

The $2.9 million increase in repossessed assets during 2026 resulted from $3.4 million of additional assets repossessed and $354,000 of repossessed assets sold, $100,000 of write-downs on existing assets, and $0 deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$648	11.2%	$772	27.0%
Agricultural real estate	71	1.2%	—	—%
1-4 family residential properties	232	4.0%	56	2.0%
Commercial real estate	4,852	83.6%	2,029	71.0%
Total real estate	5,803	100.0%	2,857	99.9%
Consumer loans	2	—%	2	0.1%
Total repossessed collateral	$5,805	100.0%	$2,859	100.0%

Repossessed assets sold during the first six months of 2026 resulted in net gains of $1,000 related to real estate asset sales and no net losses related to other assets sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2026, the Company’s loan portfolio included $783.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $656.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $101.6 million from $681.4 million at December 31, 2025 while loans concentrated in other grain farming increased $78.6 million from $577.9 million at December 31, 2025. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. The Company also has $1.3 billion loans to lessors of non-residential buildings and $717.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of June 30, 2026 and 2025, and of changes in the allowance for the three and six months ended June 30, 2026 and 2025, is summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average loans outstanding, net of unearned income	$6,940,165	$5,743,312	$6,614,666	$5,674,946
Allowance-beginning of period	86,814	70,051	74,875	70,182
Initial allowance on acquired loans with credit deterioration	—	—	3,019	—
Initial allowance on acquired purchased seasoned loans	—	—	7,822	—
Charge-offs:
Agricultural real estate	—	—	40	—
1-4 family residential properties	51	55	77	94
Commercial real estate	10	70	1,121	408
Agricultural loans	2,115	1,386	2,115	2,503
Commercial and industrial loans	19	489	310	712
Consumer loans	322	261	820	627
Total charge-offs	2,517	2,261	4,483	4,344
Recoveries:
1-4 family residential properties	196	134	389	152
Commercial real estate	29	3	30	11
Agricultural loans	45	217	55	217
Commercial and industrial loans	716	282	756	372
Consumer loans	161	167	383	351
Total recoveries	1,147	803	1,613	1,103
Net charge-offs	1,370	1,458	2,870	3,241
Provision for credit losses	1,545	2,567	4,143	4,219
Allowance-end of period	$86,989	$71,160	$86,989	$71,160
Ratio of annualized net charge-offs to average loans	0.08%	0.10%	0.09%	0.11%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.25%	1.23%	1.25%	1.23%
Ratio of allowance for credit losses to nonperforming loans	211%	325%	211%	325%

The allowance for credit losses to nonperforming loans ratio has decreased due to the acquired nonperforming loans from Two Rivers Bank. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During the first six months of 2026, the Company had net charge offs of $2.9 million compared to net charge offs of $3.2 million during the same period of 2025. During the first six months of 2026, the Company had the following significant charge offs, two commercial real estate loans to one borrower totaling $1.1 million, one commercial loan to one borrower totaling $290,000, and ten agricultural loans to nine borrowers totaling $1.8 million. During the first six months of 2025, the Company had the following significant charge offs, one commercial real estate loan to one borrower totaling $338,000, nine agricultural loans to eight borrowers totaling $1.8 million, and three commercial operating loans to three borrowers totaling $620,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on commercial and retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2026 and for the year-ended December 31, 2025 (dollars in thousands):

	Six months ended June 30, 2026		Year-ended December 31, 2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,358,129	—%	$1,353,150	—%
Interest-bearing	3,650,093	1.77%	3,132,691	1.96%
Savings	719,331	0.24%	633,186	0.12%
Time deposits	1,386,938	3.22%	1,074,940	3.37%
Total average deposits	$7,114,491	1.56%	$6,193,967	1.59%

During the first six months of 2026, the average balance of deposits increased by $920.5 million from the average balance for the year-ended December 31, 2025. The increase in the first six months of 2026 was primarily due to the acquisition of Two Rivers.

Balances of time deposits of more than $250,000 include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of more than $250,000 at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Three months or less	$325,648	$230,788
Over three months through twelve months	202,817	129,513
Over one year through three years	45,209	57,451
Over three years	3,461	2,512
Total	$577,135	$420,264

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2026 and December 31, 2025 is presented below (dollars in thousands):

	June 30, 2026	December 31, 2025
Repurchase agreements with customers	$196,991	$196,716
Federal Home Loan Bank advances:
FHLB-overnight	—	—
Fixed term-due in one year or less	25,000	25,000
Fixed term-due after one year	145,000	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	1,279	—
Debt due after one year	38,288	—
Subordinated debt, net	32,705	60,008
Junior subordinated debt, net	34,077	24,454
Total	$473,340	$551,178
Average interest rate at end of period	3.97%	3.54%

Maximum outstanding at any month-end:
Repurchase agreements with customers	$214,360	$219,772
Federal Home Loan Bank advances:
FHLB-overnight	—	25,000
Fixed term-due in one year or less	52,811	50,000
Fixed term-due after one year	247,369	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	1,279	4,000
Debt due after one year	38,607	—
Subordinated debt, net	60,072	87,505
Junior subordinated debt, net	34,077	24,454

Averages for the period (YTD):
Repurchase agreements with customers	$202,530	$199,430
Federal Home Loan Bank advances:
FHLB-overnight	—	6,142
Fixed term-due in one year or less	31,615	16,616
Fixed term-due after one year	225,294	203,363
Other borrowings:
Federal funds purchased	17	39
Debt due in one year or less	724	361
Debt due after one year	21,268	—
Subordinated debt, net	48,400	76,140
Junior subordinated debt, net	30,863	24,376
Total	$560,711	$526,467
Average interest rate during the period	3.58%	3.51%

Securities sold under agreement to repurchase increased $275,000 during the six months ended June 30, 2026 primarily due to the seasonal demands in balances and changes in cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2026, the advances consisted of $170.0 million with a weighted-average interest rate of 3.35% and maturities from May 2027 to May 2036.

The Company is party to a revolving credit agreement in the amount of $15.0 million with Bankers' Bank with an outstanding balance of $0 as of June 30, 2026 and $15.0 million in available funds. This loan was entered into on April 10, 2026 for one year as a revolving credit agreement. The interest rate is floating at 0.75% under the Wall Street Journal Prime Rate as published in the Midwest edition. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2026 and 2025, and December 31, 2025.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes bore interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum (7.51% and 3.95% at June 30, 2026 and 2025, respectively). On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. On October 15, 2025 and April 15, 2026, the Company paid down $20 million and $27.5 million respectively, of the outstanding Notes. As a result, as of June 30, 2026, $28.5 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.5% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to an Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes bore interest at an initial rate of 3.5% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points (6.50% and 3.50% at June 30, 2026 and 2025, respectively). On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of June 30, 2026, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to an Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes bore interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of June 30, 2026, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On February 28, 2026, the Company assumed, as part of the Two Rivers acquisition, $20.0 million principal amount of 3.75% Fixed-to-Floating Rate Note Payable due 2029 (“Two Rivers Note Payable”). The Two Rivers Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the Two Rivers Note Payable and provides that such note will mature on September 30, 2029. From and including the date of issuance to, but excluding the date of July 1, 2026, the notes will bear interest at an initial rate of 3.75% per annum. From and including July 1, 2026 to, but excluding the maturity date, the notes will bear interest at a fixed rate of 6.125% per annum. As of June 30, 2026, $19.7 million in aggregate principal amount of the Two Rivers Note Payable remains issued and outstanding.

On April 10, 2026, the Company issued $20.0 million principal amount of a Floating Rate Note Payable due 2029 (“First Mid Note Payable”). The First Mid Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the First Mid Note Payable and provides that such note will mature on April 10, 2029. The notes will bear interest at a floating rate equal to thirty-day Term SOFR plus a spread of 275 basis points (6.34% at June 30, 2026). As of June 30, 2026, $19.9 million in aggregate principal amount of the First Mid Note Payable remains issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points) after June 15, 2011 (5.53% and 5.59% at June 30, 2026 and December 31, 2025, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 185 basis points (5.78% and 5.84% at June 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (5.63% and 5.69% at June 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.26% and 7.20% at June 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (5.98% and 6.02% at June 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On February 28, 2026, the Company assumed the trust preferred securities of Great River Capital Trust I (“GRCT I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Two Rivers. The $10.0 million of trust preferred securities and an additional $310,000 investment in common equity of GRCT I is invested in junior subordinated debentures issued to GRCT I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 175 basis points (5.68% at June 30, 2026) and reset quarterly.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2026 (dollars in thousands):

	Rate Sensitive Within
	1 Year	1-3 Years	3-5 Years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$238,387	$—	$—	$—	$238,387	$238,387
Certificates of deposit	4,570	—	—	—	4,570	4,570
Taxable investment securities	75,337	292,970	43,353	598,517	1,010,177	1,010,177
Nontaxable investment securities	62,323	57,397	150,457	5,639	275,816	275,816
Loans	4,120,712	1,673,519	851,424	288,687	6,934,342	6,842,459
Total	$4,501,329	$2,023,886	$1,045,234	$892,843	$8,463,292	$8,371,409
Interest-bearing liabilities:
Demand deposits and savings accounts	$1,489,496	$—	$—	$1,658,001	$3,147,497	$3,147,497
Money market accounts	1,373,685	—	—	—	1,373,685	1,373,685
Other time deposits	1,446,734	102,701	12,986	1,349	1,563,770	1,493,163
Short-term borrowings/debt	198,270	—	—	—	198,270	198,270
Long-term borrowings/debt	204,673	50,000	20,397	—	275,070	272,656
Total	$4,712,858	$152,701	$33,383	$1,659,350	$6,558,292	$6,485,271
Rate sensitive assets-rate sensitive liabilities	$(211,529)	$1,871,185	$1,011,851	$(766,507)	$1,905,000
Cumulative GAP	$(211,529)	$1,659,656	$2,671,507	$1,905,000
Cumulative amounts as % of total rate sensitive assets	(2.5%)	22.1%	12.0%	(9.1%)
Cumulative Ratio	(2.5%)	19.6%	31.6%	22.5%

The static GAP analysis shows that at June 30, 2026, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income. There are several ways the Company measures and manages its exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.

Capital Resources

At June 30, 2026, the Company’s stockholders' equity had increased $143.1 million, or 14.9%, to $1.1 billion from $958.7 million as of December 31, 2025. During the six months ended June 30, 2026, net income contributed $54.1 million to equity before the payment of dividends to stockholders of $12.6 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $3.5 million, net of tax. The acquisition of Two Rivers increased equity by $104.2 million.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At June 30, 2026, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $7.1 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $7.1 million as an equity instrument (deferred compensation).

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

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. During six months ended June 30, 2026 and 2025, the Company awarded 88,925 and 79,635 shares as stock and stock unit awards, respectively.

Stock Repurchase Program. On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company’s common stock. During the six months ended June 30, 2026, the Company repurchased 34,558 shares. As of June 30, 2026, the Company had approximately 1.2 million shares or approximately $56.0 million in remaining capacity under the 2025 Repurchase Program.

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

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the six months ended June 30, 2026 and 2025, 13,464 shares and 13,970 shares, respectively, were issued pursuant to the ESPP. As of June 30, 2026, there were 430,559 shares unassigned but available to be issued under the ESPP.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals, and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago and Des Moines, and the Company’s operating line of credit with Bankers' Bank. Details for these sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $20 million from Bankers' Bank, $20 million from BMO Bank, N.A., $30 million from First Horizon Bank, N.A., $15 million from The Northern Trust Company, $20 million from U.S. Bank, N.A., and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2026, First Mid Bank has met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that is pledged includes one-to-four family residential real estate loans, commercial real estate loans, multifamily loans, and farmland. At June 30, 2026, the excess collateral at the FHLB would support approximately $2.1 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced the Bank's contingent liquidity position by approximately $393.7 million as of June 30, 2026.
•
In addition, as of June 30, 2026, the Company had a revolving credit agreement in the amount of $15 million with Bankers' Bank with an outstanding balance of $0 and $15 million in available funds. This loan was entered into on April 10, 2026 for one year as a revolving credit agreement. The interest rate is floating at 0.75% under the Wall Street Journal Prime Rate as published in the Midwest edition. The loan is unsecured. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2026 and 2025 and December 31, 2025.

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

The following table summarizes significant contractual obligations and other commitments at June 30, 2026 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Time deposits	$1,563,770	$1,446,734	$102,701	$12,986	$1,349
Subordinated debt, net and junior subordinated debt, net	66,782	—	—	32,308	34,474
Other borrowings	406,558	223,270	69,983	113,305	—
Operating leases	14,567	3,605	5,661	3,042	2,259
Supplemental retirement	2,007	50	250	400	1,307
Total	$2,053,684	$1,673,659	$178,595	$162,041	$39,389

For the six months ended June 30, 2026, net cash of $51.4 million was provided by operating activities, $11.7 million was used in investing activities, and $9.2 million was provided by financing activities. In total, cash and cash equivalents increased by $48.9 million from December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2025. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026, were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries may be involved in litigation that the Company believes is a type common to the Company's industry. None of any such existing claims are believed to be individually material at this time to the Company, although the outcome of any such existing claims cannot be predicted with certainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

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

The following table summarizes share repurchase activity for the quarter ending June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
April 1, 2026 - April 30, 2026	—	$—	—	$49,974,046
May 1, 2026 - May 31, 2026	21,872	42.12	21,872	51,337,720
June 1, 2026 - June 30, 2026	—	—	—	56,046,106
Total	21,872	$42.12	21,872	$56,046,106

On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company's common stock. During the six months ended June 30, 2026, the Company repurchased 34,558 shares through this plan.

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that precedes the Signature Page and the exhibits filed.

Exhibit

Number

Exhibit Index to Quarterly Report on Form 10-Q Description and Filing or Incorporation Reference
10.1

Business Loan Agreement, dated April 10, 2026, by and between the Company and Bankers' Bank

Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2026

10.2

Promissory Note (Revolving Line of Credit), dated April 10, 2026, by and between the Company and Bankers' Bank

Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2026

10.3

Promissory Note (Term Loan), dated April 10, 2026 by and between the Company and Bankers' Bank

Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2026

10.4

Employment Agreement between the Company and Matthew K. Smith, effective July 1, 2026

Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2026

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

Date: August 7, 2026

/s/ Matthew K. Smith
Matthew K. Smith
President and Chief Executive Officer

/s/ Jordan D. Read
Jordan D. Read
Chief Financial and Risk Officer