Form 10-Q
period 2026-09-30
FIRST MID BANCSHARES, INC.
filed 2026-11-06
CIK 700565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, 26,607,197 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

First Mid Bancshares, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks:
Non-interest-bearing	$61,529	$57,224
Interest-bearing	449,732	197,620
Federal funds sold	73	76
Cash and cash equivalents	511,334	254,920
Certificates of deposit	3,860	1,740
Investment securities:
Available-for-sale, at fair value (amortized cost of $1,517,425 and $1,215,813 at September 30, 2026 and December 31, 2025, respectively)	1,329,850	1,076,883
Held-to-maturity, at amortized cost (estimated fair value of $2,247 and $2,288 at September 30, 2026 and December 31, 2025, respectively)	2,247	2,288
Equity securities, at fair value	2,674	4,588
Loans held for sale, at fair value	6,810	5,203
Loans	6,841,761	6,006,171
Less allowance for credit losses	(86,496)	(74,875)
Net loans	6,755,265	5,931,296
Interest receivable	47,685	39,949
Other real estate owned, net	5,013	2,857
Premises and equipment, net	101,869	90,782
Goodwill, net	203,744	203,391
Intangible assets, net	66,133	49,625
Bank owned life insurance	188,584	174,915
Right of use assets	11,856	12,674
Current tax assets	8,377	714
Deferred tax assets	72,263	45,453
Other assets	72,756	69,380
Total assets	$9,390,320	$7,966,658
Liabilities and stockholders’ equity
Deposits:
Non-interest-bearing	$1,465,347	$1,392,534
Interest-bearing	6,150,417	5,002,739
Total deposits	7,615,764	6,395,273
Repurchase agreements with customers	187,726	196,716
Other borrowings	359,186	270,000
Subordinated debt, net	22,773	60,008
Junior subordinated debt, net	34,133	24,454
Lease liabilities	12,393	13,210
Current tax liabilities	4,462	—
Other liabilities	56,988	48,305
Total liabilities	8,293,425	7,007,966
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Common stock ($4 par value; authorized 45,000,000 shares; issued 27,321,673 and 24,671,969 shares in September 30, 2026 and December 31, 2025, respectively; outstanding 26,601,445 and 23,986,299 shares in September 30, 2026 and December 31, 2025, respectively)	111,287	100,688
Additional paid-in capital	615,725	516,984
Retained earnings	531,470	463,543
Deferred compensation	1,413	2,654
Accumulated other comprehensive loss	(137,145)	(101,301)
Treasury stock, at cost (720,228 and 685,670 shares in September 30, 2026 and December 31, 2025, respectively)	(25,855)	(23,876)
Total stockholders’ equity	1,096,895	958,692
Total liabilities and stockholders’ equity	$9,390,320	$7,966,658

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$104,013	$87,020	$297,667	$251,722
Interest on investment securities
Taxable	8,821	5,825	22,350	15,876
Exempt from federal income tax	1,912	1,834	5,643	5,455
Interest on certificates of deposit	41	23	96	87
Interest on federal funds sold	1	1	9	2
Interest on deposits with other financial institutions	1,930	1,432	6,457	3,953
Total interest income	116,718	96,135	332,222	277,095
Interest expense:
Interest on deposits	33,165	25,179	88,267	73,865
Interest on repurchase agreements with customers	941	1,105	2,996	3,503
Interest on other borrowings	2,148	2,186	7,125	6,060
Interest on subordinated debt	500	850	2,380	2,648
Interest on junior subordinated debt	588	452	1,634	1,384
Total interest expense	37,342	29,772	102,402	87,460
Net interest income	79,376	66,363	229,820	189,635
Provision (release of provision) for credit losses	(299)	3,353	3,844	7,572
Net interest income after provision for credit losses	79,675	63,010	225,976	182,063
Other income:
Wealth management revenues	7,370	5,145	21,951	16,350
Insurance commissions	7,529	7,089	27,206	24,854
Service charges	4,156	3,240	10,695	9,136
Investment securities gains (losses), net	35	(1,930)	118	(2,111)
Mortgage banking revenue, net	946	1,255	2,481	3,036
ATM / debit card revenue	4,900	4,182	13,834	12,464
Bank owned life insurance	1,431	1,255	4,315	4,148
Other income	845	2,673	1,886	3,489
Total other income	27,212	22,909	82,486	71,366
Other expense:
Salaries and employee benefits	39,411	33,570	112,887	98,941
Net occupancy and equipment expense	10,289	9,196	31,007	25,544
Net other real estate owned expense	537	217	967	393
FDIC insurance expense	1,016	874	3,019	2,596
Amortization of intangible assets	3,718	3,128	10,897	9,480
Stationery and supplies	339	411	952	1,209
Legal and professional	2,954	2,454	8,414	8,287
ATM / debit card expense	2,096	2,052	6,121	5,027
Marketing and donations	954	959	2,596	2,588
Other expense	3,648	4,285	19,454	12,315
Total other expense	64,962	57,146	196,314	166,380
Income before income taxes	41,925	28,773	112,148	87,049
Income taxes	8,628	6,311	24,735	18,978
Net income	$33,297	$22,462	$87,413	$68,071
Per share data:
Basic net income per common share	$1.26	$0.94	$3.37	$2.85
Diluted net income per common share	1.25	0.94	3.36	2.84

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income	$33,297	$22,462	$87,413	$68,071
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $12,139 and ($7,253) for three months ended September 30, 2026 and 2025, respectively and $13,441 and ($11,591) for the nine months ended September 30, 2026 and 2025, respectively	(32,296)	19,295	(35,758)	30,837
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of ($10) and $527 for three months ended September 30, 2026 and 2025, respectively and ($32) and $577 for the nine months ended September 30, 2026 and 2025, respectively	25	(1,403)	86	(1,534)
Other comprehensive income (loss), net of taxes	(32,321)	20,698	(35,844)	32,371
Comprehensive income	$976	$43,160	$51,569	$100,442

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2026

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
June 30, 2026	$111,259	$615,232	$505,052	$691	$(104,824)	$(25,666)	$1,101,744
Net income	—	—	33,297	—	—	—	33,297
Other comprehensive loss, net of tax	—	—	—	—	(32,321)	—	(32,321)
Dividends on common stock ($.26 per share)	—	—	(6,879)	—	—	—	(6,879)
Forfeiture of 467 restricted common shares pursuant to 2017 stock incentive plan	(2)	(16)	—	—	—	—	(18)
Issuance of 7,388 common shares pursuant to the employee stock purchase plan	30	230	—	—	—	—	260
Deferred compensation	—	—	—	(20)	—	(189)	(209)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	228	—	—	—	—	228
Vested restricted shares/units compensation expense	—	51	—	742	—	—	793
September 30, 2026	$111,287	$615,725	$531,470	$1,413	$(137,145)	$(25,855)	$1,096,895

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the three months ended September 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
June 30, 2025	$100,630	$516,495	$429,342	$1,028	$(130,710)	$(22,645)	$894,140
Net income	—	—	22,462	—	—	—	22,462
Other comprehensive income, net tax	—	—	—	—	20,698	—	20,698
Cash dividends on common stock (.25/share)	—	—	(5,968)	—	—	—	(5,968)
Forfeiture of 534 restricted shares pursuant to the 2017 stock incentive plan	(2)	(18)	—	—	—	—	(20)
Issuance of 8,522 common shares pursuant to the employee stock purchase plan	34	217	—	—	—	—	251
Deferred compensation	—	—	—	236	—	(216)	20
Vested restricted shares/units compensation expense	—	52	—	544	—	—	596
September 30, 2025	$100,662	$516,746	$445,836	$1,808	$(110,012)	$(22,861)	$932,179

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2026

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2025	$100,688	$516,984	$463,543	$2,654	$(101,301)	$(23,876)	$958,692
Net income	—	—	87,413	—	—	—	87,413
Other comprehensive loss, net of tax	—	—	—	—	(35,844)	—	(35,844)
Dividends on common stock ($.76 per share)	—	7	(19,486)	—	—	—	(19,479)
Issuance of 82,046 restricted common shares pursuant to 2017 stock incentive plan, net of forfeitures	328	3,252	—	—	—	—	3,580
Issuance of 6,975 common shares pursuant to 2017 stock incentive plan, net of forfeitures	28	276	—	—	—	—	304
Issuance of 20,852 common shares pursuant to the employee stock purchase plan	84	613	—	—	—	—	697
Issuance of 2,539,831 common shares pursuant to acquisition of Two Rivers Financial Group, Inc.	10,159	93,999	—	—	—	—	104,158
Purchase of 34,558 treasury shares	—	—	—	—	—	(1,421)	(1,421)
Deferred compensation	—	—	—	(3,394)	—	(558)	(3,952)
Grant of restricted stock units pursuant to the 2017 stock incentive plan	—	2,504	—	—	—	—	2,504
Release of restricted stock units pursuant to 2017 stock incentive plan	—	(2,070)	—	—	—	—	(2,070)
Vested restricted shares/units compensation expense	—	160	—	2,153	—	—	2,313
September 30, 2026	$111,287	$615,725	$531,470	$1,413	$(137,145)	$(25,855)	$1,096,895

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the nine months ended September 30, 2025

(In thousands)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2024	$100,258	$512,810	$395,189	$2,756	$(142,383)	$(22,239)	$846,391
Net income	—	—	68,071	—	—	—	68,071
Other comprehensive income, net tax	—	—	—	—	32,371	—	32,371
Cash dividends on common stock (0.73/share)	—	—	(17,424)	—	—	—	(17,424)
Issuance of 72,934 restricted shares pursuant to 2017 stock incentive plan, net of forfeitures	292	2,551	—	—	—	—	2,843
Issuance of 5,600 common shares pursuant to 2017 stock incentive plan	22	196	—	—	—	—	218
Issuance of 22,492 common shares pursuant to the employee stock purchase plan	90	587	—	—	—	—	677
Deferred compensation	—	—	—	(2,590)	—	(622)	(3,212)
Grant of restricted units pursuant to 2017 stock incentive plan	—	2,070	—	—	—	—	2,070
Release of restricted units pursuant to 2017 stock incentive plan	—	(1,634)	—	—	—	—	(1,634)
Vested restricted shares/units compensation expense	—	166	—	1,642	—	—	1,808
September 30, 2025	$100,662	$516,746	$445,836	$1,808	$(110,012)	$(22,861)	$932,179

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$87,413	$68,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,844	7,572
Depreciation, amortization and accretion, net	16,742	14,858
Change in cash surrender value of bank owned life insurance	(4,242)	(3,661)
Gain on death benefit paid from bank owned life insurance	(92)	(487)
Stock-based compensation expense	2,524	1,996
Operating lease payments	(2,676)	(2,483)
Loss (gain) on sale of investment securities, net	(118)	2,111
Loss on sales and write-downs of other real estate owned, net	598	238
Gain on sale of premises and equipment	(10)	(1,260)
Gain on sale of loans held for sale, net	(3,535)	(2,785)
Loss on repayment of subordinated debt	125	289
Gain on repayment of other borrowings	—	(85)
Increase in accrued interest receivable	(3,328)	(2,996)
Increase in accrued interest payable	548	2,840
Origination of loans held for sale	(131,109)	(119,883)
Proceeds from sale of loans held for sale	131,478	123,739
Decrease (increase) in other assets	(5,355)	1,665
Increase (decrease) in other liabilities	5,932	(1,068)
Net cash provided by operating activities	98,739	88,671

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	2,000	2,450
Purchases of certificates of deposits	(4,120)	—
Proceeds from sales of investment securities available-for-sale	167,867	42,094
Proceeds from maturities of investment securities available-for-sale	75,859	87,543
Purchases of investment securities available-for-sale	(376,705)	(116,705)
Purchase of investment securities held-to-maturity	(9)	(56)
Net decrease (increase) in loans	31,924	(157,373)
Proceeds from sale of equity securities	2,201	—
Purchases of premises and equipment	(5,692)	(4,814)
Proceeds from sale of premises and equipment	20	7,871
Proceeds from sales of other real property owned, net	519	590
Proceeds from bank owned life insurance death benefit	452	1,414
Purchase of other investments	(2,093)	—
Net cash provided by (used in) acquisition	88,269	(2,300)
Net cash used in investing activities	(19,508)	(139,286)

Cash flows from financing activities:
Net increase in deposits	179,698	232,447
Decrease in repurchase agreements with customers	(8,990)	(3,616)
Proceeds from other borrowings	235,000	150,000
Repayment of other borrowings	(171,126)	(147,435)
Proceeds from short-term debt	—	4,000
Repayment of short-term debt	—	(4,000)
Repayment of subordinated debt	(37,500)	(8,381)
Proceeds from issuance of common stock	1,001	895
Purchase of treasury stock	(1,421)	—
Dividends paid on common stock	(19,479)	(17,424)
Net cash provided by financing activities	177,183	206,486
Increase in cash and cash equivalents	256,414	155,871
Cash and cash equivalents at beginning of period	254,920	121,216
Cash and cash equivalents at end of period	$511,334	$277,087

First Mid Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$101,178	$84,846
Income taxes, net of refunds
US Federal	$23,275	$9,091
State of Illinois	6,694	3,756
State of Missouri	200	573
State of Wisconsin	340	385
Other	291	180
Total income taxes, net of refunds	$30,800	$13,985
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	$2,399	$103
Fixed assets transferred to other real estate owned	—	—
Initial recognition of right-of-use assets in exchange for lease liabilities	85	1,584
Dividends reinvested in common stock	—	—
Net tax benefit related to option and deferred compensation plans	—	—
Supplemental disclosures for purchases of capital stock
Fair value of assets acquired and goodwill recognized	$1,186,197	$—
Consideration paid:
Cash paid	3	—
Common stock issued	104,158	—
Total consideration paid	104,161	—
Fair value of liabilities assumed	$1,082,036	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 -- Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid Bancshares, Inc. (“Company”) and its wholly owned subsidiaries: First Mid Bank & Trust, N.A. (“First Mid Bank”), First Mid Wealth Management Company (“First Mid Wealth Management”), First Mid Insurance Group, Inc. (“First Mid Insurance”), and First Mid Captive, Inc. (“the Captive”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2026 and 2025, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements may have been reclassified to conform to the September 30, 2026 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended September 30, 2026 are not necessarily indicative of the results expected for the year-ending December 31, 2026. The 2025 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Summary of Significant Accounting Policies

Segment Reporting

The Company operates as a single segment entity for financial reporting purposes. The Chief Financial and Risk Officer, Jordan Read (CFO), serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision-making and resource allocation. As of September 30, 2026, management has reviewed the requirements of generally accepted accounting principles and has determined that no additional segment disclosures are required. Specifically,

•
the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•
no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•
the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.

Based on this assessment the Company’s financial statement disclosures fully comply with generally accepted accounting principles, and no additional qualitative segment disclosures are necessary.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

Unrealized Losses on Securities
September 30, 2026
Net unrealized losses on securities available-for-sale	$(187,575)
Tax benefit	50,430
Balance at September 30, 2026	$(137,145)

December 31, 2025
Net unrealized losses on securities available-for-sale	$(138,930)
Tax benefit	37,629
Balance at December 31, 2025	$(101,301)

Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the statements of income during the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income (Loss)
	Three months ended		Nine months ended
	September 30,		September 30,		Affected Line Item in the
	2026	2025	2026	2025	Statements of Income
Realized gain (loss) on available-for-sale securities, net	$35	$(1,930)	$118	$(2,111)	Investment securities gains (losses), net (total reclassified amount before tax)
Income tax benefit (expense)	(10)	527	(32)	577	Income taxes
Total reclassifications out of accumulated other comprehensive income (loss)	$25	$(1,403)	$86	$(1,534)	Net reclassified amount

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

In November 2025, the FASB published ASU 2025-08, Financial Instruments Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). The update was published with the intent to eliminate the current expected credit loss (CECL) “double count” on non-Purchase Credit Deteriorated (PCD) Loans. The update accomplishes this through using “gross up” methodology that is similar to the methodology used on PCD Loans. In the new method all “purchased seasoned loans” are grossed up for the Allowance for Credit Losses (ACL) expected on the loans. Purchased seasoned loans are defined as either:

•
a loan that is obtained through a business combination accounted for using the acquisition method (most common for the Company); or
•
a loan obtained through a transfer that is not a business combination accounted for using the acquisition method or initially recognized through the consolidation of a variable interest entity and these loans must meet both of the following criteria:
o
the loan is obtained more than 90 days after its origination date; and
o
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

The components of basic and diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic net income per common share available to common stockholders:
Net income available to common stockholders	$33,297,000	$22,462,000	$87,413,000	$68,071,000
Weighted average common shares outstanding	26,455,825	23,876,020	25,903,440	23,867,537
Basic earnings per common share	$1.26	$0.94	$3.37	$2.85
Diluted net income per common share available to common stockholders:
Net income available to common stockholders	$33,297,000	$22,462,000	$87,413,000	$68,071,000
Weighted average common shares outstanding	26,455,825	23,876,020	25,903,440	23,867,537
Dilutive potential common shares:
Restricted stock awarded	146,001	121,178	136,286	114,401
Diluted weighted average common shares outstanding	26,601,826	23,997,198	26,039,726	23,981,938
Diluted earnings per common share	$1.25	$0.94	$3.36	$2.84

There were no shares not considered in computing diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,460	$—	$(10,705)	$141,755
Obligations of states and political subdivisions	333,036	94	(68,918)	264,212
Mortgage-backed securities (1)	1,003,831	170	(107,332)	896,669
Corporate bonded debt	28,098	—	(884)	27,214
Total available-for-sale	$1,517,425	$264	$(187,839)	$1,329,850
Held-to-maturity:
Other securities	$2,247	$—	$—	$2,247

December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,859	$3	$(9,782)	$144,080
Obligations of states and political subdivisions	327,950	341	(47,658)	280,633
Mortgage-backed securities (1)	705,728	2,458	(83,520)	624,666
Corporate bonded debt	28,276	—	(772)	27,504
Total available-for-sale	$1,215,813	$2,802	$(141,732)	$1,076,883
Held-to-maturity:
Other securities	$2,288	$—	$—	$2,288

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The Company also had $2.7 million and $4.6 million of equity securities, at fair value, as of September 30, 2026 and December 31, 2025, respectively. Investment securities carried at approximately $554.3 million and $473.8 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law. All the Company's held-to-maturity securities are government agency-backed securities for which the risk of loss is minimal. As such, as of September 30, 2026, the Company did not record an allowance for credit losses on its held-to-maturity securities.

Proceeds from sales of available-for-sale investment securities, realized gains and losses from calls and sales of investment securities and income tax expense were as follows during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$33,803	$167,867	$42,094
Gross gains	35	—	118	—
Gross losses	—	(1,930)	—	(2,111)
Income tax benefit (expense)	(10)	527	(32)	577

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$141,755	$(10,705)	$141,755	$(10,705)
Obligations of states and political subdivisions	55,788	(3,791)	205,218	(65,127)	261,006	(68,918)
Mortgage-backed securities (1)	392,405	(15,102)	467,619	(92,230)	860,024	(107,332)
Corporate bonded debt	8,888	(112)	14,326	(772)	23,214	(884)
Total	$457,081	$(19,005)	$828,918	$(168,834)	$1,285,999	$(187,839)

December 31, 2025
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$142,833	$(9,782)	$142,833	$(9,782)
Obligations of states and political subdivisions	5,923	(8)	246,076	(47,650)	251,999	(47,658)
Mortgage-backed securities (1)	11,327	(102)	480,583	(83,418)	491,910	(83,520)
Corporate bonded debt	3,967	(33)	19,203	(739)	23,170	(772)
Total	$21,217	$(143)	$888,695	$(141,589)	$909,912	$(141,732)

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At September 30, 2026, there were four hundred sixty-four available-for-sale securities with a fair value of $828.9 million and unrealized losses of $168.8 million in a continuous unrealized loss position for twelve months or more. At December 31, 2025, there were four hundred eighty-eight available-for-sale securities with a fair value of $888.7 million and unrealized losses of $141.6 million in a continuous unrealized loss position for twelve months or more.

At September 30, 2026 and December 31, 2025, there were no held-to-maturity securities in a continuous unrealized loss position for twelve months or more.

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of the investments in the normal course of operations unless they are acquired and subsequently marked to fair value, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads, and market conditions after purchase.

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

A summary of loans at September 30, 2026 and December 31, 2025 follows (in thousands):

	September 30, 2026	December 31, 2025
Construction and land development	$390,449	$361,678
Agricultural real estate	431,167	374,143
1-4 family residential properties	746,776	494,258
Multifamily residential properties	395,094	340,324
Commercial real estate	2,835,618	2,582,404
Loans secured by real estate	4,799,104	4,152,807
Agricultural loans	363,251	307,290
Commercial and industrial loans	1,473,263	1,385,421
Consumer loans	31,698	32,109
All other loans	224,481	161,604
Total gross loans	6,891,797	6,039,231
Less: loans held for sale	6,810	5,203
Total gross loans held for investment	6,884,987	6,034,028
Less:
Net deferred loan fees, premiums, and discounts	43,226	27,857
Allowance for credit losses	86,496	74,875
Net loans	$6,755,265	$5,931,296

Net loans increased $824.0 million as of September 30, 2026 compared to December 31, 2025. The increase was primarily due to the acquisition of $860.5 million of net loans that were acquired in the Two Rivers acquisition. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. Accrued interest on loans, which is excluded from the amortized cost of the balances above, totaled $39.9 million and $35.1 million at September 30, 2026 and December 31, 2025, respectively.

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

The following table represents the gross commercial real estate loans by property type as of September 30, 2026 (in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate
Owner occupied	$826,036	$747,512
Non-owner occupied
Shopping centers and malls	263,708	264,961
Industrial and warehouse	241,374	237,522
Hotels and motels	222,874	218,073
Office	190,925	160,524
Skilled nursing facility	182,715	187,875
Retail	170,946	112,169
Assisted living facility	109,819	170,733
RV parks and campgrounds	106,742	104,267
Acquired loans not yet classified	103,524	—
Other property types	416,955	378,768
Total commercial real estate	$2,835,618	$2,582,404

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

Individually Evaluated Loans

The Company individually evaluates certain loans to estimate expected credit losses. Loans are individually evaluated for expected credit losses when their principal balance exceeds $250,000 and they are in nonaccrual status, their risk rating assigned is Substandard and their principal balances exceed $5 million, or they are designated as having a modification or probable of being foreclosed. For loans that allowance for credit loss is individually measured each quarter one of three alternatives is used: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

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

Within each segment, factors are evaluated that have specific impacts to the borrowers within the segment. These, along with the general risks and events, and the specific lending policies and procedures by loan type described above, are analyzed to estimate the qualitative factors used to adjust the historical loss rates.

During the current period, the following assumptions and factors were considered when determining the historical loss rate and any potential adjustments by loan segment.

Construction and Land Development Loans. Historical losses in this segment remain very low. While inflationary pressures have caused some risk in this segment, most projects are associated with financially strong borrowers. The qualitative factors for this segment increased for the period due to past due levels increasing.

Agricultural Real Estate Loans. Historical losses in the segment remain very low. Farmland values have increased over an extended period of time. While values have declined slightly from their peak, values have continued to hold up well. This continues to drive low loan to values in this segment. As a result, the qualitative factors for this segment were lowered during the quarter. In addition, the qualitative factors were lowered due to past dues in the segment.

Residential Real Estate Non-Owner Occupied Loans. The loan segment increased in the first quarter of 2026 with the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment were decreased during the quarter due to further integration of the Two Rivers loan portfolio and administration practices and continuation of risk management practices that were previously under review.

Residential Real Estate Owner Occupied Loans. The loan segment increased in the first quarter of 2026 with the addition of the Two Rivers Bank loan portfolio. The qualitative factors for this segment decreased for the period due to further integration of the Two Rivers loan portfolio and administration practices and continuation of risk management practices that were previously under review.

HELOC Loans. These loans are a small segment to overall loan balances. There was no change to the qualitative factors for this segment during the period.

Commercial Real Estate Owner Occupied Loans. This segment has remained stable, reflecting less uncertainty to recessionary risks that were high in prior years with the rapid movement in interest rates and inflationary pressures. The quarter ended with higher past dues in this loan segment, which increased the qualitative factors but was offset by the decrease in qualitative factors due to minimal impact of higher debt service on borrowers.

Commercial Real Estate Non-Owner Occupied Loans. This segment includes the Company's largest balances. The qualitative factors for the quarter decreased in this segment due to minimal borrower impact from higher rates from borrowers continuing to reset their lease prices to offset rising debt service payments.

Agricultural Loans. Losses in this segment include the Company's Direct Merchant Financing product, which inherently comes with higher overall risk of losses. With an overall increase in commodity prices, specifically corn and soybeans, pressures within the agricultural portfolio have lessened. As a result, qualitative factors were lowered this quarter.

Commercial and Industrial Loans. There was no change in the qualitative factors for this segment during the period.

Consumer Loans. This segment is a small portion of the Company's loan portfolio. Historical net charge-offs have been immaterial in this segment. Qualitative factors increased during the quarter due to an overall increase in past due levels in the segment.

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of the three and nine months ended September 30, 2026 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate (1)	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2026
Beginning balance	$5,129	$1,385	$5,963	$41,361	$1,783	$29,809	$1,559	$86,989
Initial allowance on acquired loans with credit deterioration	—	—	—	—	—	—	—	—
Initial allowance on acquired purchased seasoned loans	—	—	—	—	—	—	—	—
Provision (release of provision) for credit loss expense	825	9	(108)	(1,158)	(43)	(181)	357	(299)
Loans charged off	(24)	—	(121)	(162)	(39)	(41)	(523)	(910)
Recoveries collected	—	—	35	4	147	386	144	716
Ending balance	$5,930	$1,394	$5,769	$40,045	$1,848	$29,973	$1,537	$86,496

Nine months ended September 30, 2026
Beginning balance	$5,129	$1,283	$3,753	$35,589	$1,401	$26,285	$1,435	$74,875
Initial allowance on acquired loans with deterioration	441	60	188	1,767	18	543	2	3,019
Initial allowance on acquired purchased seasoned loans	545	124	1,952	3,593	58	1,361	189	7,822
Provision (release of provision) for credit loss expense	(161)	(33)	(350)	345	2,323	993	727	3,844
Loans charged off	(24)	(40)	(198)	(1,283)	(2,154)	(351)	(1,343)	(5,393)
Recoveries collected	—	—	424	34	202	1,142	527	2,329
Ending balance	$5,930	$1,394	$5,769	$40,045	$1,848	$29,973	$1,537	$86,496

(1) This portfolio segment includes Multifamily residential properties.

The following table presents the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of the three and nine months ended September 30, 2025 (in thousands):

	Construction and Land Development	Agricultural Real Estate	1-4 Family Residential Properties	Commercial Real Estate (1)	Agricultural Loans	Commercial and Industrial	Consumer Loans	Total
Three months ended September 30, 2025
Beginning balance	$4,066	$1,322	$3,616	$33,258	$1,767	$25,618	$1,513	$71,160
Provision (release of provision) for credit loss expense	727	(110)	29	1,655	(353)	1,222	183	3,353
Loans charged off	(107)	—	(1)	(699)	—	(942)	(342)	(2,091)
Recoveries collected	—	53	78	5	198	66	103	503
Ending balance	$4,686	$1,265	$3,722	$34,219	$1,612	$25,964	$1,457	$72,925

Nine months ended September 30, 2025
Beginning balance	$3,275	$1,361	$3,579	$32,669	$1,957	$25,602	$1,739	$70,182
Provision (release of provision) for credit loss expense	1,518	(149)	8	2,641	1,743	1,578	233	7,572
Loans charged off	(107)	—	(95)	(1,107)	(2,503)	(1,654)	(969)	(6,435)
Recoveries collected	—	53	230	16	415	438	454	1,606
Ending balance	$4,686	$1,265	$3,722	$34,219	$1,612	$25,964	$1,457	$72,925

(1) This portfolio segment includes Multifamily residential properties.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of September 30, 2026 and December 31, 2025 (in thousands):

	Collateral				Allowance
	Real Estate	Business Assets	Other	Total	for Credit Losses
September 30, 2026
Construction and land development	$5,016	$—	$—	$5,016	$302
Agricultural real estate	22,082	—	—	22,082	—
1-4 family residential properties	792	—	—	792	—
Multifamily residential properties	338	—	—	338	23
Commercial real estate	37,905	—	—	37,905	45
Loans secured by real estate	66,133	—	—	66,133	370
Agricultural loans	—	4,821	—	4,821	5
Commercial and industrial loans	—	7,719	29	7,748	347
Other loans	—	10,111	—	10,111	56
Total loans	$66,133	$22,651	$29	$88,813	$778

December 31, 2025
Construction and land development	$—	$—	$—	$—	$—
Agricultural real estate	111	—	—	111	—
1-4 family residential properties	600	—	—	600	—
Multifamily residential properties	371	—	—	371	—
Commercial real estate	30,208	—	—	30,208	13
Loans secured by real estate	31,290	—	—	31,290	13
Agricultural loans	—	—	—	—	—
Commercial and industrial loans	—	7,123	29	7,152	392
Other loans	—	11,184	—	11,184	84
Total loans	$31,290	$18,307	$29	$49,626	$489

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2026 (in thousands):

September 30, 2026	Term Loans by Origination Year						Revolving
Risk Rating	2026	2025	2024	2023	2022	Prior	Loans	Total
Construction and land development loans
Pass	$115,564	$112,444	$115,496	$3,705	$10,582	$23,622	$—	$381,413
Special mention	—	—	—	—	—	320	—	320
Substandard	—	—	2,492	307	5	2,217	—	5,021
Total	$115,564	$112,444	$117,988	$4,012	$10,587	$26,159	$—	$386,754
Current period gross write-offs	$—	$—	$24	$—	$—	$—	$—	$24
Agricultural real estate loans
Pass	$66,498	$30,235	$24,407	$14,098	$91,636	$119,970	$—	$346,844
Special mention	6,885	1,036	3,698	884	21,469	15,605	—	49,577
Substandard	3,104	168	—	188	8,972	18,075	—	30,507
Total	$76,487	$31,439	$28,105	$15,170	$122,077	$153,650	$—	$426,928
Current period gross write-offs	$—	$—	$—	$—	$—	$40	$—	$40
1-4 family residential properties
Pass	$56,787	$76,286	$42,934	$44,845	$102,449	$290,193	$108,033	$721,527
Special mention	—	—	—	—	331	602	—	933
Substandard	21	665	511	818	1,158	8,927	1,164	13,264
Total	$56,808	$76,951	$43,445	$45,663	$103,938	$299,722	$109,197	$735,724
Current period gross write-offs	$—	$—	$64	$—	$65	$69	$—	$198
Commercial real estate loans (1)
Pass	$287,298	$444,953	$255,281	$235,677	$589,658	$1,326,099	$—	$3,138,966
Special mention	73	48	8	8,316	3,684	8,128	—	20,257
Substandard	4,811	7,457	7,933	12,462	4,357	13,601	—	50,621
Total	$292,182	$452,458	$263,222	$256,455	$597,699	$1,347,828	$—	$3,209,844
Current period gross write-offs	$—	$—	$—	$753	$368	$162	$—	$1,283
Agricultural loans
Pass	$202,082	$76,800	$34,882	$9,726	$13,880	$17,988	$—	$355,358
Special mention	330	326	128	36	—	587	—	1,407
Substandard	4,938	1,290	60	12	705	—	—	7,005
Total	$207,350	$78,416	$35,070	$9,774	$14,585	$18,575	$—	$363,770
Current period gross write-offs	$—	$1,363	$144	$218	$—	$429	$—	$2,154
Commercial and industrial loans
Pass	$277,440	$443,696	$178,340	$72,417	$185,193	$483,176	$—	$1,640,262
Special mention	—	3,628	5,801	2,625	565	16,376	—	28,995
Substandard	150	370	606	2,032	4,249	17,250	—	24,657
Total	$277,590	$447,694	$184,747	$77,074	$190,007	$516,802	$—	$1,693,914
Current period gross write-offs	$—	$—	$20	$290	$8	$33	$—	$351
Consumer loans
Pass	$7,448	$6,811	$3,029	$2,507	$7,490	$3,805	$—	$31,090
Special mention	—	2	—	—	22	—	—	24
Substandard	27	117	49	15	154	161	—	523
Total	$7,475	$6,930	$3,078	$2,522	$7,666	$3,966	$—	$31,637
Current period gross write-offs	$6	$50	$23	$33	$71	$1,160	$—	$1,343
Total loans
Pass	$1,013,117	$1,191,225	$654,369	$382,975	$1,000,888	$2,264,853	$108,033	$6,615,460
Special mention	7,288	5,040	9,635	11,861	26,071	41,618	—	101,513
Substandard	13,051	10,067	11,651	15,834	19,600	60,231	1,164	131,598
Total	$1,033,456	$1,206,332	$675,655	$410,670	$1,046,559	$2,366,702	$109,197	$6,848,571
Current period gross write-offs	$6	$1,413	$275	$1,294	$512	$1,893	$—	$5,393

(1) This portfolio segment includes Multifamily residential properties.

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
Commercial real estate loans (1)
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

(1) This portfolio segment includes Multifamily residential properties.

The following table presents the Company’s loan portfolio, on an amortized cost basis, aging analysis at September 30, 2026 and December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2026
Construction and land development	$—	$—	$2,183	$2,183	$384,571	$386,754	$—
Agricultural real estate	144	—	307	451	426,477	426,928	—
1-4 family residential properties	2,281	2,202	2,957	7,440	728,284	735,724	—
Multifamily residential properties	—	—	98	98	393,884	393,982	—
Commercial real estate	20	90	5,798	5,908	2,809,954	2,815,862	—
Loans secured by real estate	2,445	2,292	11,343	16,080	4,743,170	4,759,250	—
Agricultural loans	760	1,796	—	2,556	361,214	363,770	—
Commercial and industrial loans	14	57	1,379	1,450	1,468,190	1,469,640	—
Consumer loans	274	9,166	97	9,537	22,100	31,637	—
All other loans	—	—	—	—	224,274	224,274	—
Total loans	$3,493	$13,311	$12,819	$29,623	$6,818,948	$6,848,571	$—
Percent of total loans				0.43%

December 31, 2025
Construction and land development	$—	$—	$—	$—	$360,687	$360,687	$—
Agricultural real estate	—	—	841	841	372,567	373,408	—
1-4 family residential properties	4,725	1,630	1,687	8,042	481,812	489,854	—
Multifamily residential properties	—	—	—	—	339,482	339,482	—
Commercial real estate	712	228	5,671	6,611	2,558,059	2,564,670	—
Loans secured by real estate	5,437	1,858	8,199	15,494	4,112,607	4,128,101	—
Agricultural loans	—	19	—	19	308,256	308,275	—
Commercial and industrial loans	414	205	904	1,523	1,380,075	1,381,598	—
Consumer loans	329	44	111	484	31,434	31,918	—
All other loans	—	—	—	—	161,482	161,482	—
Total loans	$6,180	$2,126	$9,214	$17,520	$5,993,854	$6,011,374	$—
Percent of total loans				0.29%

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

The following table presents the Company’s recorded balance of nonaccrual loans as of September 30, 2026 and December 31, 2025 (in thousands). This table excludes performing purchased credit deteriorated loans and performing loans modified.

	September 30, 2026		December 31, 2025
	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual	Nonaccrual with no Allowance for Credit Loss	Total Nonaccrual
Construction and land development	$2,929	$5,021	$5	$5
Agricultural real estate	502	502	1,181	1,181
1-4 family residential properties	6,805	8,545	4,940	5,763
Multifamily residential properties	281	377	371	371
Commercial real estate	12,142	13,619	10,109	10,381
Loans secured by real estate	22,659	28,064	16,606	17,701
Agricultural loans	22	22	19	19
Commercial and industrial loans	2,487	3,037	1,232	1,967
Consumer loans	271	271	182	182
All other loans	1,598	10,110	1,942	11,184
Total loans	$27,037	$41,504	$19,981	$31,053

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $41.5 million and $31.1 million at September 30, 2026 and December 31, 2025, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $2.8 million and $981,000 for the nine months ended September 30, 2026 and 2025, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

	Payment Delay Investment	Term Extension Modifications	Interest Rate Reduction	Total Class of Financing Receivable
September 30, 2026
Agricultural real estate	$59	$—	$—	—%
1-4 family residential properties	7	1,016	—	0.01%
Commercial real estate	532	49	504	0.02%
Loans secured by real estate	598	1,065	504	0.03%
Commercial and industrial loans	1,341	1,793	—	0.05%
Consumer loans	—	—	—	—%
Total	$1,939	$2,858	$504	0.08%

September 30, 2025
Agricultural real estate	$291	$—	$—	—%
1-4 family residential properties	10	1,093	—	0.02%
Commercial real estate	761	—	505	0.02%
Loans secured by real estate	1,062	1,093	505	0.04%
Commercial and industrial loans	818	76	—	0.02%
Consumer loans	—	5	—	—%
Total	$1,880	$1,174	$505	0.06%

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified in the last twelve months ended September 30, 2026 and 2025.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
September 30, 2026
Commercial real estate	$—	$—	$—	$—
Loans secured by real estate	—	—	—	—
Commercial and industrial loans	—	—	—	—
Total loans	$—	$—	$—	$—

September 30, 2025
Commercial real estate	$—	$505	$—	$505
Loans secured by real estate	—	505	—	505
Commercial and industrial loans	—	723	—	723
Total loans	$—	$1,228	$—	$1,228

The following table shows the financial effect of loan modifications during the three and nine months ended September 30, 2026 and 2025 to borrowers experiencing financial difficulty.

	Three months ended		Nine months ended
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)
September 30, 2026
1-4 family residential properties	—%	—	—%	—
Commercial real estate	—%	12	—%	12
Commercial and industrial loans	—%	1	—%	5

September 30, 2025
1-4 family residential properties	—%	135	—%	135
Commercial real estate	—%	—	1.00%	—
Commercial and industrial loans	—%	—	—%	—

A loan is considered to be in payment default once it is 90 days past due under the modified terms. During the three months ended September 30, 2026 and 2025, there were two and one loans modified that experienced payment defaults, respectively. During the nine months ended September 30, 2026 and 2025, there were seven and five loans modified that experienced payment defaults, respectively.

At September 30, 2026 and December 31, 2025, the balance of real estate owned included $5.0 million and $2.9 million respectively of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At September 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process were $6.5 million and $1.3 million, respectively.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, identifiable intangible assets assigned to core deposit relationships and customer lists of business lines acquired. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill	$207,504	$3,760	$207,151	$3,760
Core deposit intangibles	101,185	61,141	79,945	53,285
Customer list intangibles	40,570	18,429	34,420	16,021
Total	$349,259	$83,330	$321,516	$73,066

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

Goodwill of $353,000 was recorded for the acquisition and merger of Two Rivers during the nine months ended September 30, 2026. The goodwill will not be deductible for tax purposes. During the quarters ended June 30, 2026 and September 30, 2026, the Company adjusted certain provisional valuations recorded as of the acquisition date. Measurement-period adjustments related to premises and equipment, customer list intangibles, deferred tax assets, other real estate owned, and accrued liabilities. These adjustments increased goodwill by $353,000. The following table summarizes the changes in provisional amounts recorded during the measurement period.

Assets Received or Liability Assumed	September 30, 2026	June 30, 2026	March 31, 2026	Effect to goodwill resulting from acquisition
Premises and equipment	$10,026	$10,976	$11,743	$1,717
Other assets	12,890	12,890	12,889	(1)
Customer list intangible	4,800	4,800	5,043	243
Deferred tax asset	10,448	10,398	10,191	(257)
Other real estate owned	760	—	—	(760)
Accrued and other liabilities	5,576	5,576	6,165	589
Total				$353

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

The unpaid principal balance of mortgage loans serviced for others was $438.4 million, $524.0 million, and $509.7 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively. The Company has mortgage servicing rights acquired in previous acquisitions. Mortgage servicing rights are accounted for under the amortization method. The following table summarizes the activity pertaining to the mortgage servicing rights included in intangible assets as of nine months ended September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Beginning balance	$4,566	$5,629
Adjustment to valuation reserve	—	1
Mortgage servicing rights amortized	(633)	(797)
Interest only strip	15	(10)
Ending balance	$3,948	$4,823
Fair value of portfolio	$6,051	$5,863

Total amortization expense for three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Core deposit intangibles	$2,745	$2,128	$7,856	$6,577
Customer list intangibles	818	744	2,408	2,106
Mortgage servicing rights	155	256	633	797
Total	$3,718	$3,128	$10,897	$9,480

Estimated amortization expense for the remainder of this year and the succeeding four years is shown in the table below (in thousands):

For period 10/01/26-12/31/26	$3,646
For year-ended 12/31/27	13,420
For year-ended 12/31/28	11,726
For year-ended 12/31/29	9,953
For year-ended 12/31/30	7,932

The weighted average amortization period for core deposit, customer lists and total intangibles was 3.40, 5.25, and 4.03 years respectively, at September 30, 2026.

In accordance with GAAP, the Company performed its annual testing of goodwill for impairment as of August 31, 2026 and determined that, as of that date, goodwill was not impaired. The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of 2.01%.

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

Repurchase agreements by class of collateral pledged are as follows (in thousands):

	September 30, 2026	December 31, 2025
US Treasury securities and obligations of U.S. government corporations and agencies	$18,902	$55,863
Mortgage-backed securities (1)	168,824	140,853
Total	$187,726	$196,716

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

FHLB advances represent borrowings by First Mid Bank to fund loan demand. Advances were $320.0 million and $270.0 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the advances were as follows:

Advance	Term (in years)	Interest Rate	Maturity Date
$150,000,000	overnight	4.02%	October 1, 2026
25,000,000	3.0	4.37%	May 10, 2027
25,000,000	5.0	3.95%	June 29, 2028
25,000,000	5.0	3.93%	June 27, 2029
5,000,000	10.0	1.15%	October 3, 2029
5,000,000	10.0	1.12%	October 3, 2029
10,000,000	10.0	1.39%	December 31, 2029
25,000,000	5.0	3.46%	February 7, 2030
50,000,000	10.0	3.19%	August 25, 2036
$320,000,000

On February 28, 2026, the Company assumed, as part of the Two Rivers acquisition, $20.0 million principal amount of 3.75% Fixed to-Floating Rate Note Payable due 2029 (“Two Rivers Note Payable”). The Two Rivers Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the Two Rivers Note Payable and provides that such note will mature on September 30, 2029. From and including the date of issuance to, but excluding the date of July 1, 2026, the notes will bear interest at an initial rate of 3.75% per annum. From and including July 1, 2026 to, but excluding the maturity date, the notes will bear interest at a fixed rate of 6.125% per annum. As of September 30, 2026, $19.5 million in aggregate principal amount of the Two Rivers Note Payable remains issued and outstanding.

On April 10, 2026, the Company issued $20.0 million principal amount of a Floating Rate Note Payable due 2029 (“First Mid Note Payable”). The First Mid Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the First Mid Note Payable and provides that such note will mature on April 10, 2029. The notes will bear interest at a floating rate equal to thirty-day Term SOFR plus a spread of 275 basis points (6.40% at September 30, 2026). As of September 30, 2026, $19.7 million in aggregate principal amount of the First Mid Note Payable remains issued and outstanding.

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$141,755	$—	$141,755	$—
Obligations of states and political subdivisions	264,212	—	262,894	1,318
Mortgage-backed securities	896,669	—	830,226	66,443
Corporate bonded debt	27,214	—	27,205	9
Total available-for-sale securities	1,329,850	—	1,262,080	67,770
Equity securities	2,674	2,674	—	—
Loans held for sale	6,810	—	6,810	—
Derivative assets: interest rate swaps	1,537	—	1,537	—
Total assets	$1,340,871	$2,674	$1,270,427	$67,770

Derivative liabilities: interest rate swaps	$1,179	$—	$1,179	$—

December 31, 2025
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$144,080	$—	$144,080	$—
Obligations of states and political subdivisions	280,633	—	280,633	—
Mortgage-backed securities	624,666	—	624,666	—
Corporate bonded debt	27,504	—	24,745	2,759
Total available-for-sale securities	1,076,883	—	1,074,124	2,759
Equity securities	4,588	4,588	—	—
Loans held for sale	5,203	—	5,203	—
Derivative assets: interest rate swaps	1,728	—	1,728	—
Total assets	$1,088,402	$4,588	$1,081,055	$2,759

Derivative liabilities: interest rate swaps	$1,247	$—	$1,247	$—

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025 is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$12,737	$9,788	$2,759	$5,759
Transfers into Level 3	67,761	—	67,761	—
Transfers out of Level 3	(12,728)	(7,029)	(20,203)	(7,029)
Purchases, issuances, sales and settlements:
Purchases	—	—	17,453	7,029
Maturities	—	—	—	(3,000)
Ending balance	$67,770	$2,759	$67,770	$2,759

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a change in specific allowance has occurred as of September 30, 2026 was $26.6 million and a fair value of $25.7 million resulting in specific loss exposures of $899,000. As of December 31, 2025, the total carrying amount of loans for which a change in specific allowance occurred was $11.0 million. These loans had a fair value of $10.4 million which resulted in specific loss exposures of $605,000.

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

Foreclosed Assets Held for Sale.

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expenses. The total carrying amount of other real estate owned as of September 30, 2026 was $5.0 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the nine months ended September 30, 2026 amounted to $217,000. The total carrying amount of other real estate owned as of December 31, 2025 was $2.9 million. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the year amounted to $605,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Collateral dependent loans	$25,712	$—	$—	$25,712
Foreclosed assets held for sale	217	—	—	217

December 31, 2025
Collateral dependent loans	$10,389	$—	$—	$10,389
Foreclosed assets held for sale	605	—	—	605

Sensitivity of Significant Unobservable Inputs

The following table presents quantitative information about unobservable inputs used in Level 3 fair value measurements other than goodwill at September 30, 2026 and December 31, 2025.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2026
Collateral dependent loans	$25,712	Third party valuations	Discount to reflect realizable value	0%-40%	(20%)
Foreclosed assets held for sale	217	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40%	(35%)

December 31, 2025
Collateral dependent loans	$10,389	Third party valuations	Discount to reflect realizable value	0% - 40%	(20%)
Foreclosed assets held for sale	605	Third party valuations	Discount to reflect realizable value less estimated selling costs	0% - 40%	(35%)

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets
Cash and due from banks	$511,261	$511,261	$511,261	$—	$—
Federal funds sold	73	73	73	—	—
Certificates of deposit	3,860	3,860	—	3,860	—
Available-for-sale investment securities	1,329,850	1,329,850	—	1,262,080	67,770
Held-to-maturity investment securities	2,247	2,247	2,247	—	—
Equity investment securities	2,674	2,674	2,674	—	—
Loans held for sale	6,810	6,810	—	6,810	—
Loans net of allowance for credit losses	6,755,265	6,715,007	—	—	6,715,007
Interest receivable	47,685	47,685	—	47,685	—
Federal Reserve Bank stock	22,980	22,980	—	22,980	—
Federal Home Loan Bank stock	10,600	10,600	—	10,600	—
Financial liabilities
Deposits	$7,615,764	$7,539,614	$—	$6,065,270	$1,474,344
Repurchase agreements with customers	187,726	187,726	—	187,726	—
Other borrowings	359,186	356,155	—	356,155	—
Subordinated debt, net	22,773	23,450	—	23,450	—
Junior subordinated debt, net	34,133	33,203	—	33,203	—

December 31, 2025
Financial assets
Cash and due from banks	$254,844	$254,844	$254,844	$—	$—
Federal funds sold	76	76	76	—	—
Certificates of deposit	1,740	1,740	—	1,740	—
Available-for-sale investment securities	1,076,883	1,076,883	—	1,074,124	2,759
Held-to-maturity investment securities	2,288	2,288	2,288	—	—
Equity investment securities	4,588	4,588	4,588	—	—
Loans held for sale	5,203	5,203	—	5,203	—
Loans net of allowance for credit losses	5,931,296	5,761,258	—	—	5,761,258
Interest receivable	39,949	39,949	—	39,949	—
Federal Reserve Bank stock	19,855	19,855	—	19,855	—
Federal Home Loan Bank stock	11,351	11,351	—	11,351	—
Financial liabilities
Deposits	$6,395,273	$6,322,439	$—	$5,265,780	$1,056,659
Repurchase agreements with customers	196,716	196,716	—	196,716	—
Other borrowings	270,000	270,338	—	270,338	—
Subordinated debt, net	60,008	60,800	—	60,800	—
Junior subordinated debt, net	24,454	22,083	—	22,083	—

Note 8 -- Business Combinations

On February 28, 2026, the Company completed its acquisition of Two Rivers Financial Group, Inc. (“Two Rivers”) pursuant to an Agreement and Plan of Merger, dated October 29, 2025 (the “Merger Agreement”). Pursuant to the Merger Agreement, Two Rivers was merged with and into Star Sub LLC, a wholly-owned subsidiary of the Company, with Star Sub LLC continuing as the surviving company. Two Rivers shareholders received 1.225 shares of the Company's common stock for each share of Two Rivers common stock.

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

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(In thousands)
Assets
Cash and due from banks	$88,972
Loans held for sale	43
Loans, net	860,534
Investments-available for sale	169,780
FHLB stock	989
Premises and equipment	10,026
Accrued interest receivable	4,408
Prepaid expenses	954
Other real estate owned	760
Other assets	12,890
Core deposit intangible	21,240
Customer list intangible	4,800
Deferred tax asset	10,448
Total assets acquired	$1,185,844

Liabilities
Deposits	$1,040,793
FHLB advance	5,308
Note payable	20,004
Junior subordinated debt, net	9,526
Accrued interest payable	829
Accrued and other liabilities	5,576
Total liabilities assumed	1,082,036
Net assets acquired	$103,808

Total consideration	$104,161
Goodwill	$353

The following table presents a summary of consideration transferred:

(In thousands, except shares)
Common stock issued (2,539,831 shares)	$104,158
Cash consideration	3
Purchase price	$104,161

The Company recorded $353,000 of goodwill in connection with the acquisition of Two Rivers. The amount of goodwill recorded reflects the synergies and operational efficiencies that are expected to result from the acquisition. The goodwill calculation is provisional for up to one year after the acquisition and could be adjusted in subsequent quarters during 2026 if additional relevant information to the fair values listed above become available. Adjustments made to the goodwill calculation are summarized in Note 5. The descriptions below describe the methods used to determine the fair value of significant assets acquired and liabilities assumed, as presented above:

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the Two Rivers Merger taken place at the beginning of the period (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2025	2026	2025
Net interest income	$75,849	$236,276	$218,068
Provision for credit losses	3,395	3,844	8,528
Non-interest income	25,807	84,543	80,112
Non-interest expense	70,370	205,102	202,544
Income before income taxes	27,891	111,873	87,108
Income tax expense	5,935	24,923	18,636
Net income available to common stockholders	$21,956	$86,950	$68,472
Earnings per share
Basic	$0.83	$3.29	$2.59
Diluted	$0.83	$3.27	$2.58
Basic weighted average shares outstanding	26,415,851	26,467,847	26,407,368
Diluted weighted average shares outstanding	26,537,029	26,604,133	26,521,769

The Company's consolidated statement of income for the nine months ended September 30, 2026 includes $19,865 of revenue and $3,377 of net income applicable to Two Rivers from the Two Rivers Merger date, February 28, 2026, until the merger of Two Rivers Bank and First Mid Bank on June 13, 2026.

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred acquisition costs related to the Two Rivers acquisition, pre-tax, of $9.6 million during the nine months ended September 30, 2026 and no related acquisition costs were incurred during the nine months ended September 30, 2025.

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

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$11,856	$12,674
Operating lease liabilities	12,393	13,210
Weighted-average remaining lease term (in years)	3.8	4.4
Weighted-average discount rate	3.55%	3.54%

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

Future minimum lease payments under operating leases are (in thousands):

Year-Ended December 31,	Operating Leases
2026	$921
2027	3,437
2028	2,771
2029	2,289
2030	1,559
Thereafter	2,757
Total minimum lease payments	13,734
Less imputed interest	(1,341)
Total lease liabilities	$12,393

The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$931	$837	$2,769	$2,504
Short-term lease cost	39	40	115	101
Variable lease cost	158	303	578	901
Total lease cost	1,128	1,180	3,462	3,506
Income from subleases	(101)	(79)	(263)	(250)
Net lease cost	$1,027	$1,101	$3,199	$3,256

As the Company elected not to separate lease and non-lease components, the variable lease cost primarily represents variable payment such as common area maintenance and copier expense. The Company does not have any material sub-lease agreements. In October 2025, the Company recognized a $630,000 gain on the sale of its branch location in St. Louis, MO and subsequently leased the property back from the buyer with a lease term ending on December 31, 2026. Cash paid for amounts included in the measurement of lease liabilities was (in thousands):

	September 30, 2026	September 30, 2025
Operating cash flows used on operating leases	$2,676	$2,483

Note 10 -- Derivatives

The Company utilizes interest rate swaps, designated as fair value hedges, to mitigate the risk of changing interest rates on the fair value of fixed rate loans. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain in the hedged asset attributable to the hedged risk, is recognized in current earnings.

Derivatives Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives designated as hedging instruments as of September 30, 2026 and December 31, 2025 (in thousands):

Derivative	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2026
Interest rate swap agreements	Other liabilities	2.5	$6,644	$(1,179)

December 31, 2025
Interest rate swap agreements	Other liabilities	3.3	$11,974	$(1,247)

The effects of the fair value hedges on the Company's income statement during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Derivative	2026	2025	2026	2025
Interest rate swap agreements	Interest income on loans	$31	$(93)	$(124)	$(458)

		Three months ended		Nine months ended
		September 30,		September 30,
Derivative	Location of Gain (Loss) on Hedged Items	2026	2025	2026	2025
Interest rate swap agreements	Interest income on loans	$(31)	$93	$124	$458

The following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges as of September 30, 2026 and December 31, 2025 (in thousands):

Line Item in the Balance Sheet in Which the Hedge Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
September 30, 2026
Loans	$6,287	$(358)

December 31, 2025
Loans	$11,493	$(481)

Derivatives Not Designated as Hedging Instruments

The following table provides the outstanding notional balances and fair value of outstanding derivatives not designated as hedging instruments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Balance Sheet Location	Weighted Average Remaining Maturity (Years)	Notional Amount	Estimated Value
September 30, 2026
Interest rate swap agreements	Other assets	2.7	$17,257	$1,537
Interest rate swap agreements	Loans	2.7	17,257	(358)
Interest rate swap agreements	Other liabilities	2.7	17,257	1,179

December 31, 2025
Interest rate swap agreements	Other assets	3.0	$27,233	$1,728
Interest rate swap agreements	Loans	3.0	27,233	481
Interest rate swap agreements	Other liabilities	3.0	27,233	1,247

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum capital amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2026 and December 31, 2025, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2025, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 risk-based capital, and Tier 1 leverage ratios must be maintained as set forth in the following table. At September 30, 2026, there were no conditions or events since the most recent notification that management believes has changed this categorization.

	Actual		Required Minimum for Capital Adequacy Purposes with Capital Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital (to risk-weighted assets)
Company	$1,126,743	15.79%	$749,222	> 10.50%	N/A	N/A
First Mid Bank	1,060,077	14.91%	746,404	> 10.50%	$710,861	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	1,026,520	14.39%	606,513	> 8.50%	N/A	N/A
First Mid Bank	982,627	13.82%	604,232	> 8.50%	568,689	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	992,387	13.91%	499,481	> 7.00%	N/A	N/A
First Mid Bank	982,627	13.82%	497,603	> 7.00%	462,060	> 6.50%
Tier 1 capital (to average assets)
Company	1,026,520	11.29%	363,762	> 4.00%	N/A	N/A
First Mid Bank	982,627	10.88%	361,230	> 4.00%	451,538	> 5.00%

December 31, 2025
Total capital (to risk-weighted assets)
Company	$989,634	15.67%	$663,053	>10.50%	N/A	N/A
First Mid Bank	910,047	14.47%	660,282	>10.50%	$628,840	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	855,405	13.55%	536,757	> 8.50%	N/A	N/A
First Mid Bank	835,826	13.29%	534,514	> 8.50%	503,072	> 8.00%
Common equity tier 1 capital (to risk-weighted assets)
Company	830,951	13.16%	442,035	> 7.00%	N/A	N/A
First Mid Bank	835,826	13.29%	440,188	> 7.00%	408,746	> 6.50%
Tier 1 capital (to average assets)
Company	855,405	11.07%	308,994	> 4.00%	N/A	N/A
First Mid Bank	835,826	10.88%	307,361	> 4.00%	384,201	> 5.00%

The Company's risk-weighted assets, capital, and capital ratios for September 30, 2026 were computed in accordance with Basel III capital rules. As of September 30, 2026, the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy, and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Unused commitments and lines of credit:
Commercial real estate	$316,868	$214,028
Commercial operating	801,173	675,087
Home equity	131,098	119,456
Other	310,560	371,322
Total	$1,559,699	$1,379,893
Standby letters of credit	$18,431	$17,575

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at September 30, 2026. The Company's deferred revenue under standby letters of credit was nominal.

The Company is also subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 13 – Subsequent Events

Business Combination

On October 28, 2026, the Company and Raven Sub LLC, a newly formed Missouri limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Evergreen Merger Agreement”) with Evergreen Bancshares, Inc., a Missouri corporation (“Evergreen”), pursuant to which, among other things, the Company agreed to acquire 100% of the issued and outstanding shares of Evergreen pursuant to a business combination whereby Evergreen will merge with and into Raven Sub LLC, whereupon the separate corporate existence of Evergreen will cease and Raven Sub LLC will continue as a surviving company and a wholly-owned subsidiary of the Company (the “Evergreen Merger”).

Subject to the terms and conditions of the Evergreen Merger Agreement, at the effective time of the Evergreen Merger, each share of common stock of Evergreen issued and outstanding immediately prior to the effective time of the Evergreen Merger (other than shares held in treasury by Evergreen) will be converted into and become the right to receive $5.20 per share in cash and 0.4081 shares of common stock of the Company, and cash in lieu of fractional shares, less any applicable taxes required to be withheld, and subject to certain potential adjustments. On an aggregate basis, the total consideration payable by the Company at the closing of the Evergreen Merger to Evergreen's shareholders and equity award holders is expected to be approximately $14.1 million in cash and 1,109,690 shares of the Company's common stock. The Evergreen Merger is anticipated to be completed in the first half of 2027 and is subject to the approval of the appropriate regulatory authorities and the shareholders of Evergreen, and the satisfaction of other customary closing conditions.

Sale of Investment Securities

On October 26, 2026, the Company sold investment securities with a weighted average yield of 1.51% for a loss of $14.8 million, which provided $175.8 million in cash. The Company expects to reinvest this cash at higher rates with an expected earn back period of less than two years. The investment securities sold had a fair value of $176.9 million and an amortized cost of $191.2 million as of September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

Forward-Looking Statements

This document may contain certain forward-looking statements about the Company, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including, among other things, the possibility that any of the anticipated benefits of the transactions between First Mid and Two Rivers will not be realized within the expected time period; the risk that integration of the operations of Two Rivers with First Mid will be more costly or difficult than expected; the effect of the announcement of the transactions and integration of the operations of Two Rivers on customer relationships and operating results; with respect to the proposed Evergreen Merger, the ability to obtain required regulatory and Evergreen shareholder approvals and to satisfy other closing conditions on the expected timeline or at all, the occurrence of any event that could give rise to termination of the Evergreen Merger Agreement, and the risk that the anticipated benefits of the Evergreen Merger will not be realized; the possibility that the transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of the Company; legislative and/or regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the Company’s loan or investment portfolios and the valuation of those investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the market areas of the Company; accounting principles, policies and guidelines; or any of the other foregoing risks. Additional information concerning the Company, including additional factors and risks that could materially affect the Company’s financial results, are included in the Company’s filings with the SEC, including its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, the Company does not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

Net income was $87.4 million and $68.1 million for the nine months ended September 30, 2026 and 2025, respectively, and diluted net income per common share was $3.36 and $2.84 for the nine months ended September 30, 2026 and 2025, respectively.

	Nine months ended		Year-ended
	September 30, 2026	September 30, 2025	December 31, 2025
Return on average assets	1.31%	1.19%	1.20%
Return on average common equity	10.92%	10.32%	10.24%
Average common equity to average assets (non-GAAP)	11.98%	11.54%	11.68%

Total assets were $9.4 billion at September 30, 2026, compared to $8.0 billion as of December 31, 2025. Net loan balances were $6.8 billion at September 30, 2026 compared to $5.9 billion at December 31, 2025.

Total deposit balances increased to $7.6 billion at September 30, 2026 from $6.4 billion at December 31, 2025. The increase was primarily due to the acquisition of Two Rivers Bank.

Net interest margin (tax equivalent), defined as net interest income divided by average interest-earning assets, was 3.78% for the nine months ended September 30, 2026, up from 3.71% for the same period in 2025. This increase was primarily due to an increase in investment security and loan yields and decreased interest bearing deposit costs.

Net interest income before the provision for credit losses was $229.8 million compared to net interest income of $189.6 million for the same period in 2025. The increase in net interest income was primarily due to the addition of the Two Rivers Bank loan portfolio, as well as the increased net interest margin as mentioned above.

Total non-interest income of $82.5 million increased $11.1 million or 15.58% from $71.4 million for the same period last year. The increase in non-interest income resulted primarily from the addition of Two Rivers Bank, an increase in insurance commissions, and an increase in wealth management revenues.

Total non-interest expense of $196.3 million increased $29.9 million or 17.99% from $166.4 million for the same period last year. The increase was primarily due to increases in salaries, employee benefits, occupancy and equipment expenses, and integration expenses due to the acquisition of Two Rivers in the first quarter of 2026 and the subsequent merger of Two Rivers Bank into First Mid Bank in the second quarter of 2026.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2026 versus 2025
	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Net interest income	$13,013	$40,185
Release of provision for credit losses	3,652	3,728
Other income, including securities transactions	4,303	11,120
Other expenses	(7,816)	(29,934)
Income taxes	(2,317)	(5,757)
Increase in net income	$10,835	$19,342

Credit quality is an area of importance to the Company. Total nonperforming loans were $43.1 million at September 30, 2026, compared to $22.2 million at September 30, 2025 and $31.9 million at December 31, 2025. See the discussion under the heading “Loan Quality and Allowance for Credit Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $5.0 million at September 30, 2026 compared to $1.5 million at September 30, 2025 and $2.9 million at December 31, 2025.

The Company’s provision for credit losses for the nine months ended September 30, 2026 and 2025 was $3.8 million and $7.6 million, respectively. The decrease in provision expense was a result of a decrease in net charge-offs and a decrease in organic loan growth in 2026 compared to the same period in 2025.

The Company’s capital position remains strong, and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio at September 30, 2026 and 2025 and December 31, 2025 was 14.39%, 13.53% and 13.55%, respectively. The Company’s total capital to risk weighted assets ratio at September 30, 2026 and 2025, and December 31, 2025 was 15.79%, 15.99% and 15.67%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2026 and 2025, were $1.6 billion and $1.5 billion, respectively. See Note 12 - “Commitments and Contingent Liabilities” herein for further information.

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

For analytical purposes, net interest income is presented on a full tax equivalent (TE) basis in the table that follows. The federal statutory rate in effect of 21% for 2026 and 2025 was used. The TE analysis portrays the income tax benefits associated with the tax-exempt assets. The year-to-date net yield on interest-earning assets excluding the TE adjustments of $2.4 million and $2.3 million for 2026 and 2025, respectively, were 3.74% and 3.66% at September 30, 2026 and 2025, respectively.

The Company’s average balances, fully tax equivalent interest income and interest expense, and rates earned or paid for major balance sheet categories are set forth for the three and nine months ended September 30, 2026 and 2025 in the following table (dollars in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits	$242,510	$1,930	3.16%	$123,271	$1,432	4.61%
Federal funds sold	75	1	5.29%	76	1	5.22%
Certificates of deposit	4,281	41	3.80%	2,009	23	4.54%
Investment securities (1)	1,333,818	11,243	3.37%	1,130,674	8,146	2.88%
Loans (TE)(1)(2)(3)	6,889,911	104,345	6.01%	5,758,645	87,311	6.02%
Total earning assets	8,470,595	117,560	5.51%	7,014,675	96,913	5.48%
Other nonearning assets	797,980			769,758
Allowance for credit losses	(87,905)			(72,065)
Total assets	$9,180,670			$7,712,368
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,792,673	$19,524	2.04%	$3,203,911	$15,983	1.98%
Savings deposits	705,758	316	0.18%	625,166	180	0.11%
Time deposits	1,585,639	13,324	3.33%	1,077,433	9,014	3.32%
Total interest-bearing deposits	6,084,070	33,164	2.16%	4,906,510	25,177	2.04%
Repurchase agreements with customers	191,935	941	1.95%	192,187	1,105	2.28%
FHLB advances	175,815	1,519	3.43%	233,043	2,181	3.71%
Federal funds purchased	89	1	—%	46	5	—%
Subordinated debt, net	24,266	500	8.17%	79,609	850	4.24%
Junior subordinated debt, net	34,100	588	6.84%	24,400	452	7.35%
Other debt	39,501	628	6.31%
Total borrowings	465,706	4,177	3.56%	529,285	4,593	3.44%
Total interest-bearing liabilities	6,549,776	37,341	2.26%	5,435,795	29,770	2.17%
Non-interest-bearing demand deposits	1,459,511		1.85%	1,331,638		1.75%
Other liabilities	68,135			41,524
Stockholders' equity	1,103,248			903,411
Total liabilities and stockholders' equity	$9,180,670			$7,712,368
Net interest income		$80,219			$67,143
Net interest spread			3.25%			3.31%
TE net yield on interest-earning assets			3.76%			3.80%

(1) Tax-exempt income is shown on a fully tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.
(3) Includes loans held for sale.

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-bearing deposits	$266,760	$6,457	3.24%	$113,819	$3,953	4.64%
Federal funds sold	364	9	3.31%	75	2	3.84%
Certificates of deposit	3,180	96	4.05%	2,558	87	4.52%
Investment securities (1)	1,244,519	29,494	3.16%	1,101,398	22,781	2.76%
Loans (TE)(1)(2)(3)	6,707,423	298,605	5.95%	5,703,152	252,575	5.92%
Total earning assets	8,222,246	334,661	5.44%	6,921,002	279,398	5.40%
Other nonearning assets	776,571			771,425
Allowance for credit losses	(84,891)			(71,124)
Total assets	$8,913,926			$7,621,303
Liabilities and stockholders' equity
Deposits:
Demand deposits, interest-bearing	$3,638,169	$51,631	1.90%	$3,121,607	$46,477	1.99%
Savings deposits	714,757	1,178	0.22%	634,619	502	0.11%
Time deposits	1,453,900	35,458	3.26%	1,059,471	26,885	3.39%
Total interest-bearing deposits	5,806,826	88,267	2.03%	4,815,697	73,864	2.05%
Repurchase agreements with customers	198,960	2,996	2.01%	197,702	3,503	2.37%
FHLB advances	229,581	5,969	3.48%	215,546	6,031	3.74%
Federal funds purchased	41	1	3.26%	15	5	44.57%
Subordinated debt, net	40,267	2,380	7.90%	80,579	2,648	4.39%
Junior subordinated debt, net	31,954	1,634	6.84%	24,356	1,384	7.60%
Other debt	27,893	1,155	5.54%	484	24	6.63%
Total borrowings	528,696	14,135	3.57%	518,682	13,595	3.50%
Total interest-bearing liabilities	6,335,522	102,402	2.16%	5,334,379	87,459	2.19%
Demand deposits	1,452,267		1.76%	1,367,899		1.74%
Other liabilities	58,533			39,963
Stockholders' equity	1,067,604			879,062
Total liabilities and stockholders' equity	$8,913,926			$7,621,303
Net interest income		$232,259			$191,939
Net interest spread			3.28%			3.21%
TE net yield on interest-earning assets			3.78%			3.71%

(1) Tax-exempt income is shown on a fully tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025 (in thousands):

	Three months ended September 30, 2026 Compared to 2025 Increase (Decrease)			Nine months ended September 30, 2026 Compared to 2025 Increase (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning assets:
Interest-bearing deposits	$498	$3,073	$(2,575)	$2,504	$4,647	$(2,143)
Federal funds sold	—	—	—	7	7	—
Certificates of deposit	18	42	(24)	9	23	(14)
Investment securities (1)	3,097	1,530	1,567	6,713	3,034	3,679
Loans (2)	17,034	18,033	(999)	46,030	44,742	1,288
Total interest income	20,647	22,678	(2,031)	55,263	52,453	2,810
Interest-bearing liabilities:
Deposits:
Demand deposits, interest-bearing	$3,541	$3,040	$501	$5,154	$8,460	$(3,306)
Savings deposits	136	23	113	676	76	600
Time deposits	4,310	4,283	27	8,573	10,269	(1,696)
Total interest-bearing deposits	7,987	7,346	641	14,403	18,805	(4,402)
Repurchase agreements with customers	(164)	(2)	(162)	(507)	37	(544)
FHLB advances	(662)	(506)	(156)	(62)	512	(574)
Federal funds purchased	(4)	(2)	(2)	(4)	5	(9)
Subordinated debt, net	(350)	(2,832)	2,482	(268)	(2,280)	2,012
Junior subordinated debt, net	136	327	(191)	250	469	(219)
Other debt	628	314	314	1,131	1,138	(7)
Total borrowings	(416)	(2,701)	2,285	540	(119)	659
Total interest expense	7,571	4,645	2,926	14,943	18,686	(3,743)
Net interest income	$13,076	$18,033	$(4,957)	$40,320	$33,767	$6,553

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) Nonaccrual loans have been included in the average balances. Balances are net of unaccreted discounts related to loans acquired.

Net interest income on a tax equivalent basis increased $40.3 million, or 21.01%, to $232.3 million for the nine months ended September 30, 2026, from $191.9 million for the same period in 2025. Net interest income on a tax equivalent basis and tax equivalent net interest margin increased primarily due to an increase in investment security and loan yields and a decrease in interest bearing deposit costs.

For the nine months ended September 30, 2026, average earning assets increased $1.3 billion, or 18.80%, and average interest-bearing liabilities increased $1.0 billion or 18.77% compared with average balances for the same period in 2025.

Provision for Credit Losses

The provision for credit losses for the nine months ended September 30, 2026 and 2025 was $3.8 million and $7.6 million, respectively. Nonperforming loans were $43.1 million and $22.2 million as of September 30, 2026 and 2025, respectively. Net charge offs were $3.1 million for the nine months ended September 30, 2026, compared to net charge offs of $4.8 million for the nine months ended September 30, 2025. For information on credit loss experience and nonperforming loans, see “Nonperforming Loans and Nonperforming Other Assets” and “Loan Quality and Allowance for Credit Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Wealth management revenues	$7,370	$5,145	$2,225	43.25%	$21,951	$16,350	$5,601	34.26%
Insurance commissions	7,529	7,089	440	6.21%	27,206	24,854	2,352	9.46%
Service charges	4,156	3,240	916	28.27%	10,695	9,136	1,559	17.06%
Investment securities gains (losses), net	35	(1,930)	1,965	(101.81%)	118	(2,111)	2,229	(105.59%)
Mortgage banking, net	946	1,255	(309)	(24.62%)	2,481	3,036	(555)	(18.28%)
ATM / debit card revenue	4,900	4,182	718	17.17%	13,834	12,464	1,370	10.99%
Bank owned life insurance	1,431	1,255	176	14.02%	4,315	4,148	167	4.03%
Other income	845	2,673	(1,828)	(68.39%)	1,886	3,489	(1,603)	(45.94%)
Total other income	$27,212	$22,909	$4,303	18.78%	$82,486	$71,366	$11,120	15.58%

The primary reasons for the more significant changes in other income components for the three and nine months ended September 30, 2026 compared to the same period in 2025 are as follows:

•
Wealth management revenues increased for the three and nine month periods due to the acquisition of Two Rivers on February 28, 2026, including their trust and brokerage portfolio, the acquisition of RFMS in December of 2025, and organic growth.
•
Insurance commissions increased for the three and nine month periods primarily due to the acquisition of the customer list of DIA in January 2026 as well as organic growth.
•
Service charges and ATM / debit card revenue increased for the three and nine month periods primarily due to the acquisition of Two Rivers and the related increase in customers.
•
Investment securities gains (losses), net increased for the three and nine month periods due to strategic sale opportunities that occurred in 2025 and generated a loss.
•
Other income decreased for the three and nine month periods due to gains recognized on the sale of real estate as part of the Company's branch optimization project in 2025.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$39,411	$33,570	$5,841	17.40%	$112,887	$98,941	$13,946	14.10%
Net occupancy and equipment expense	10,289	9,196	1,093	11.89%	31,007	25,544	5,463	21.39%
Net other real estate owned expense	537	217	320	147.47%	967	393	574	146.06%
FDIC insurance expense	1,016	874	142	16.25%	3,019	2,596	423	16.29%
Amortization of other intangible assets	3,718	3,128	590	18.86%	10,897	9,480	1,417	14.95%
Stationery and supplies	339	411	(72)	(17.52%)	952	1,209	(257)	(21.26%)
Legal and professional	2,954	2,454	500	20.37%	8,414	8,287	127	1.53%
Marketing and donations	954	959	(5)	(0.52%)	2,596	2,588	8	0.31%
ATM / debit card expense	2,096	2,052	44	2.14%	6,121	5,027	1,094	21.76%
Other expenses	3,648	4,285	(637)	(14.87%)	19,454	12,315	7,139	57.97%
Total other expense	$64,962	$57,146	$7,816	13.68%	$196,314	$166,380	$29,934	17.99%

The primary reasons for the more significant changes in other expense components for the three and nine months ended September 30, 2026 compared to the same period in 2025 are as follows:

•
The increase for the three and nine month periods in salaries and employee benefits, the largest component of other expense, is primarily due to the increase in full-time equivalent employees from 1,178 to 1,313 at September 30, 2025 and 2026, respectively, due to the acquisition of Two Rivers and the Company's annual merit and promotional cycle that occurs in April.
•
The increase for the three and nine month periods in occupancy and equipment expense is primarily due to the acquisition of Two Rivers and the related expanded real estate footprint and increase in full-time equivalent employees.
•
The increase for the nine month period in amortization of other intangible assets is primarily due to the acquisition of Two Rivers and the related core deposit intangible and customer list intangible.
•
The increase for the nine month period in ATM / debit card expense is primarily due to the acquisition of Two Rivers and the related increase in the volume of transactions.
•
The increase for the nine month period in all other operating expenses is primarily due to integration and acquisition expenses related to the acquisition of Two Rivers Bank on February 28, 2026.

Income Taxes

Total income tax expense amounted to $24.7 million for the nine months ended September 30, 2026, compared to $19.0 million for the same period in 2025. Effective tax rates were 22.06% for the nine months ended September 30, 2026, compared to 21.80% for the same period in 2025. The Company files U.S. federal and state of Florida, Illinois, Indiana, Iowa, Missouri, Texas, and Wisconsin income tax returns.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,460	1.22%	$153,859	1.24%
Obligations of states and political subdivisions	333,036	2.42%	327,950	2.32%
Mortgage-backed securities (1)	1,003,831	3.27%	705,728	2.35%
Other securities	30,345	5.70%	30,564	4.28%
Total securities	$1,519,672	2.92%	$1,218,101	2.25%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

At September 30, 2026, the amortized cost of the Company’s investment portfolio increased by $301.6 million from December 31, 2025 primarily due to the acquisition of Two Rivers Bank, subsequent sale of their entire portfolio, reinvestment of a portion of the proceeds, and the redeployment of some of the proceeds to other areas of the balance sheet. When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2026 for investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2026 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,460	$141,755	$—	$141,755	$—	$—	$—	$—
Obligations of state and political subdivisions	333,036	264,212	40,071	196,538	25,473	—	—	2,130
Mortgage-backed securities (2)	1,003,831	896,669	—	—	—	—	—	896,669
Corporate bonded debt	28,098	27,214	—	—	2,737	4,127	—	20,350
Total available-for-sale	$1,517,425	$1,329,850	$40,071	$338,293	$28,210	$4,127	$—	$919,149
Held-to-maturity:
Other securities	$2,247	$2,247	$—	$—	$—	$—	$—	$2,247
Equity securities:
Federal Agricultural Mtg Corp	$152	$709	$—	$—	$—	$—	$—	$709
Midwest Independent BankersBank	175	270	—	—	—	—	—	270
Equalize Community Development Fund	1,695	1,695	—	—	—	—	—	1,695
Total equity securities	$2,022	$2,674	$—	$—	$—	$—	$—	$2,674

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

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, and held-to-maturity presented at amortized cost, at September 30, 2026, and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$131,974	$9,781	$—	$—	$141,755
Obligations of state and political subdivisions	67,449	184,935	8,217	3,611	264,212
Mortgage-backed securities (1)	6	20,443	33,610	842,610	896,669
Corporate bonded debt	13,492	13,722	—	—	27,214
Total available-for-sale	$212,921	$228,881	$41,827	$846,221	$1,329,850
Weighted average yield	2.02%	2.30%	2.70%	3.34%	2.92%
Full tax equivalent yield	2.26%	2.75%	2.83%	3.34%	3.05%
Held to maturity:
Other securities	$—	$—	$—	$2,247	$2,247
Total held-to-maturity	$—	$—	$—	$2,247	$2,247
Weighted average yield	—%	—%	—%	—%	—%
Full tax equivalent yield	—%	—%	—%	—%	—%

(1) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB.

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent yields have been calculated using a 21% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer for which the book value exceeded 10% of stockholders' equity at September 30, 2026.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Outstanding Loans %	Amortized Cost	Outstanding Loans %
Construction and land development	$386,754	5.65%	$360,687	4.20%
Agricultural real estate	426,928	6.23%	373,408	6.90%
1-4 family residential properties	735,724	10.74%	489,854	8.80%
Multifamily residential properties	393,982	5.75%	339,482	5.90%
Commercial real estate	2,815,862	41.12%	2,564,670	42.60%
Loans secured by real estate	4,759,250	69.49%	4,128,101	68.40%
Agricultural loans	363,770	5.31%	308,275	4.20%
Commercial and industrial loans	1,469,640	21.46%	1,381,598	23.60%
Consumer loans	31,637	0.46%	31,918	1.00%
All other loans	224,274	3.28%	161,482	2.80%
Total loans	$6,848,571	100.00%	$6,011,374	100.00%

Loan balances increased $837.2 million, or 13.93%. The increase was primarily due to the acquisition of Two Rivers. The balance of real estate loans held for sale, included in the balances shown above, amounted to $6.8 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

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

First Mid Bank does not have a concentration, as defined by the regulatory agencies and land development loans or commercial real estate loans as a percentage of the total amount of the Company's total capital for the periods shown above. At September 30, 2026 and December 31, 2025, First Mid Bank did have industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss in the following industries (dollars in thousands):

	September 30, 2026		December 31, 2025
	Principal Balance	Outstanding Loans %	Principal Balance	Outstanding Loans %
Other grain farming	$670,258	9.79%	$577,903	9.61%
Lessors of non-residential buildings	1,244,499	18.17%	1,109,224	18.45%
Lessors of residential buildings and dwellings	744,634	10.87%	641,822	10.68%
Hotels and motels	N/A	N/A	225,569	3.75%

First Mid Bank had no further industry loan concentrations in excess of 25% of the sum of Tier 1 Capital and allowance for loan loss.

The following table presents the balance of loans outstanding as of September 30, 2026, by contractual maturities (in thousands):

	Maturity (1)
	One Year or Less (2)	Over 1 Through 5 Years	Over 5 Years	Total
Construction and land development	$55,069	$287,035	$44,650	$386,754
Agricultural real estate	62,303	160,607	204,018	426,928
1-4 family residential properties	45,680	144,454	545,590	735,724
Multifamily residential properties	105,617	168,335	120,030	393,982
Commercial real estate	559,164	1,639,366	617,332	2,815,862
Loans secured by real estate	827,833	2,399,797	1,531,620	4,759,250
Agricultural loans	221,136	140,581	2,053	363,770
Commercial and industrial loans	475,133	556,839	437,668	1,469,640
Consumer loans	4,061	25,892	1,684	31,637
All other loans	72,696	38,233	113,345	224,274
Total loans	$1,600,859	$3,161,342	$2,086,370	$6,848,571

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans, and overdrafts.

As of September 30, 2026, loans with maturities over one year consisted of approximately $2.9 billion in fixed rate loans and approximately $2.3 billion in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Nonaccrual loans	$41,504	$31,053
Modified loans which are performing in accordance with revised terms	1,565	895
Total nonperforming loans	43,069	31,948
Repossessed assets	5,030	2,859
Total nonperforming loans and repossessed assets	$48,099	$34,807
Nonperforming loans to loans, before allowance for credit losses	0.63%	0.53%
Nonperforming loans and repossessed assets to loans, before allowance for credit losses	0.70%	0.58%

The $10.5 million increase in nonaccrual loans during 2026 resulted from the net of $11.0 million of loans acquired from Two Rivers Bank, $8.0 million of loans put on nonaccrual status, offset by $2.1 million of loans becoming current or paid-off, $2.5 million of loans transferred to other real estate owned, and $3.9 million of loans charged off.

The following table summarizes the composition of nonaccrual loans (dollars in thousands):

	September 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$5,021	12.10%	$5	—%
Agricultural real estate	502	1.21%	1,181	3.80%
1-4 family residential properties	8,545	20.59%	5,763	18.60%
Multifamily residential properties	377	0.91%	371	1.20%
Commercial real estate	13,619	32.81%	10,381	33.40%
Loans secured by real estate	28,064	67.62%	17,701	57.00%
Agricultural loans	22	0.05%	19	0.10%
Commercial and industrial loans	3,037	7.32%	1,967	6.30%
Consumer loans	271	0.65%	182	0.60%
All other loans	10,110	24.36%	11,184	36.00%
Total loans	$41,504	100.00%	$31,053	100.00%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $2.8 million and $981,000 for the nine months ended September 30, 2026 and 2025, respectively.

The $2.2 million increase in repossessed assets during 2026 resulted from $3.4 million of additional assets repossessed and $551,000 of repossessed assets sold, $608,000 of write-downs on existing assets, and no deferred fair value marks were recognized. The following table summarizes the composition of repossessed assets (dollars in thousands):

	September 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Construction and land development	$598	11.89%	$772	27.00%
Agricultural real estate	55	1.09%	—	—%
1-4 family residential properties	266	5.29%	56	1.96%
Commercial real estate	4,094	81.39%	2,029	70.97%
Total real estate	5,013	99.66%	2,857	99.93%
Consumer loans	17	0.34%	2	0.07%
Total repossessed collateral	$5,030	100.00%	$2,859	100.00%

Repossessed assets sold during the first nine months of 2026 resulted in net gains of $10,000 related to real estate asset sales and no net gains / losses related to other assets sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. A portion of the Company’s operations (and therefore its loans) are concentrated in Illinois, where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2026, the Company’s loan portfolio included $794.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $670.3 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $113.0 million from $681.4 million at December 31, 2025 while loans concentrated in other grain farming increased $92.4 million from $577.9 million at December 31, 2025. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in credit losses within the agricultural portfolio. The Company also has $1.2 billion loans to lessors of non-residential buildings and $744.6 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for credit losses as of September 30, 2026 and 2025, and of changes in the allowance for the three and nine months ended September 30, 2026 and 2025, is summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average loans outstanding, net of unearned income	$6,889,911	$5,758,645	$6,707,423	$5,703,152
Allowance-beginning of period	86,989	71,160	74,875	70,182
Initial allowance on acquired loans with credit deterioration	—	—	3,019	—
Initial allowance on acquired purchased seasoned loans	—	—	7,822	—
Charge-offs:		—		—
Construction and land development	24	107	24	107
Agricultural real estate	—	—	40	—
1-4 family residential properties	121	1	198	95
Commercial real estate	162	699	1,283	1,107
Agricultural loans	39	—	2,154	2,503
Commercial and industrial loans	41	942	351	1,654
Consumer loans	523	342	1,343	969
Total charge-offs	910	2,091	5,393	6,435
Recoveries:
1-4 family residential properties	35	78	424	230
Commercial real estate	4	5	34	16
Agricultural loans	147	198	202	415
Commercial and industrial loans	386	66	1,142	438
Consumer loans	144	103	527	454
Total recoveries	716	503	2,329	1,606
Net charge-offs	194	1,588	3,064	4,829
Provision (release of provision) for credit losses	(299)	3,353	3,844	7,572
Allowance-end of period	$86,496	$72,925	$86,496	$72,925
Ratio of annualized net charge-offs to average loans	0.01%	0.11%	0.06%	0.11%
Ratio of allowance for credit losses to loans outstanding (less unearned interest at end of period)	1.26%	1.25%	1.26%	1.25%
Ratio of allowance for credit losses to nonperforming loans	200.83%	328.51%	200.83%	328.51%

The allowance for credit losses to nonperforming loans ratio has decreased due to the acquired nonperforming loans from Two Rivers Bank. Management believes that the overall estimate of the allowance for credit losses appropriately accounts for probable losses attributable to current exposures.

During the first nine months of 2026, the Company had net charge offs of $3.1 million compared to net charge offs of $4.8 million during the same period of 2025. During the first nine months of 2026, the Company had the following significant charge offs, three commercial real estate loans to two borrowers totaling $1.2 million, one commercial loan to one borrower totaling $290,000, and ten agricultural loans to nine borrowers totaling $1.8 million. During the first nine months of 2025, the Company had the following significant charge offs, two commercial real estate loans to two borrowers totaling $1.0 million, nine agricultural loans to eight borrowers totaling $1.8 million, seven commercial operating loans to six borrowers totaling $1.5 million, and one construction and land development loan to one borrower totaling $107,000.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on commercial and retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2026 and for the year-ended December 31, 2025 (dollars in thousands):

	Nine months ended September 30, 2026		Year-ended December 31, 2025
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$1,452,267	—%	$1,353,150	—%
Interest-bearing	3,638,169	1.90%	3,132,691	1.96%
Savings	714,757	0.22%	633,186	0.12%
Time deposits	1,453,900	3.26%	1,074,940	3.37%
Total average deposits	$7,259,093	1.63%	$6,193,967	1.59%

During the first nine months of 2026, the average balance of deposits increased by $1.1 billion from the average balance for the year-ended December 31, 2025. The increase in the first nine months of 2026 was primarily due to the acquisition of Two Rivers.

Balances of time deposits of more than $250,000 include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of more than $250,000 at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Three months or less	$134,860	$230,788
Over three months through twelve months	371,490	129,513
Over one year through three years	40,054	57,451
Over three years	1,428	2,512
Total	$547,832	$420,264

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2026 and December 31, 2025 is presented below (dollars in thousands):

	September 30, 2026	December 31, 2025
Repurchase agreements with customers	$187,726	$196,716
Federal Home Loan Bank advances:
FHLB-overnight	150,000	—
Fixed term-due in one year or less	25,000	25,000
Fixed term-due after one year	145,000	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	1,583	—
Debt due after one year	37,603	—
Subordinated debt, net	22,773	60,008
Junior subordinated debt, net	34,133	24,454
Total	$603,818	$551,178
Average interest rate at end of period	3.51%	3.54%

Maximum outstanding at any month-end:
Repurchase agreements with customers	$214,360	$219,772
Federal Home Loan Bank advances:
FHLB-overnight	150,000	25,000
Fixed term-due in one year or less	52,811	50,000
Fixed term-due after one year	247,369	245,000
Other borrowings:
Federal funds purchased	—	—
Debt due in one year or less	1,583	4,000
Debt due after one year	38,607	—
Subordinated debt, net	60,072	87,505
Junior subordinated debt, net	34,133	24,454

Averages for the period (YTD):
Repurchase agreements with customers	$198,960	$199,430
Federal Home Loan Bank advances:
FHLB-overnight	1,593	6,142
Fixed term-due in one year or less	31,583	16,616
Fixed term-due after one year	196,405	203,363
Other borrowings:
Federal funds purchased	41	39
Debt due in one year or less	1,045	361
Debt due after one year	26,848	—
Subordinated debt, net	40,267	76,140
Junior subordinated debt, net	31,954	24,376
Total	$528,696	$526,467
Average interest rate during the period	3.57%	3.51%

Securities sold under agreement to repurchase decreased $9.0 million during the nine months ended September 30, 2026 primarily due to the seasonal demands in balances and changes in cash flow needs of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At September 30, 2026, the advances consisted of $320.0 million with a weighted-average interest rate of 3.69% and maturities from October 2026 to August 2036.

The Company is party to a revolving credit agreement in the amount of $15.0 million with Bankers' Bank with an outstanding balance of $0 as of September 30, 2026 and $15.0 million in available funds. This loan was entered into on April 10, 2026 for one year as a revolving credit agreement. The interest rate is floating at 0.75% under the Wall Street Journal Prime Rate as published in the Midwest edition. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2026 and 2025, and December 31, 2025.

On October 6, 2020, the Company issued and sold $96.0 million in aggregate principal amount of its 3.95% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were issued pursuant to the Indenture, dated as of October 6, 2020 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of October 6, 2020 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on October 15, 2030. From and including the date of issuance to, but excluding October 15, 2025, the Notes bore interest at an initial rate of 3.95% per annum. From and including October 15, 2025 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 383 basis points, or such other rate as determined pursuant to the Supplemental Indenture, provided that in no event shall the applicable floating interest rate be less than zero per annum (7.58% and 3.95% at September 30, 2026 and 2025, respectively). On June 7, 2024, August 27, 2024, and September 6, 2024, the Company repurchased in open market transactions and subsequently cancelled $4.0 million, $15.0 million, and $1.0 million respectively, of the outstanding Notes. On October 15, 2025, April 15, 2026, and July 15, 2026, the Company paid down $20 million, $27.5 million, and $10 million, respectively, of the outstanding Notes. As a result, as of September 30, 2026, $18.5 million in aggregate principal amount of the Notes remain issued and outstanding.

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

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (“Blackhawk Subordinated Debt I”). Blackhawk Subordinated Debt I was issued pursuant to an Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt I and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2031. From and including the date of issuance to, but excluding May 14, 2026, the notes bore interest at an initial rate of 3.50% per annum. From and including May 14, 2026 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 285 basis points (6.60% and 3.50% at September 30, 2026 and 2025, respectively). On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $3.0 million of the outstanding Blackhawk Subordinated Debt I Notes. As a result, as of September 30, 2026, $4.5 million in aggregate principal amount of Blackhawk Subordinated Debt I Notes remain issued and outstanding.

On August 15, 2023, the Company assumed, as part of the Blackhawk Bancorp, Inc. acquisition, $7.5 million principal amount of 3.875% Fixed-to-Floating Rate Subordinated Notes due 2036 (“Blackhawk Subordinated Debt II”). Blackhawk Subordinated Debt II was issued pursuant to an Indenture between the Company and UMB Bank, as trustee. This Indenture governs the terms of the Blackhawk Subordinated Debt II and provides that such notes are unsecured, subordinated debt obligations of the Company and will mature on May 14, 2036. From and including the date of issuance to, but excluding May 14, 2031, the notes bore interest at an initial rate of 3.875% per annum. From and including May 14, 2031 to, but excluding the maturity date, the notes will bear interest at a floating rate equal to three-month Term SOFR plus a spread of 255 basis points. On February 5, 2025, the Company repurchased in open market transactions and subsequently cancelled $7.0 million of the outstanding Blackhawk Subordinated Debt II Notes. As a result, as of September 30, 2026, $500,000 in aggregate principal amount of Blackhawk Subordinated Debt II Notes remain issued and outstanding.

On February 28, 2026, the Company assumed, as part of the Two Rivers acquisition, $20.0 million principal amount of 3.75% Fixed-to-Floating Rate Note Payable due 2029 (“Two Rivers Note Payable”). The Two Rivers Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the Two Rivers Note Payable and provides that such note will mature on September 30, 2029. From and including the date of issuance to, but excluding the date of July 1, 2026, the notes will bear interest at an initial rate of 3.75% per annum. From and including July 1, 2026 to, but excluding the maturity date, the notes will bear interest at a fixed rate of 6.125% per annum. As of September 30, 2026, $19.5 million in aggregate principal amount of the Two Rivers Note Payable remains issued and outstanding.

On April 10, 2026, the Company issued $20.0 million principal amount of a Floating Rate Note Payable due 2029 (“First Mid Note Payable”) for the purpose of paying down $20.0 million of Notes issued on October 6, 2020 on April 15, 2026, as mentioned above. The First Mid Note Payable was issued pursuant to an Indenture between the Company and Bankers Bank, as trustee. This Indenture governs the terms of the First Mid Note Payable and provides that such note will mature on April 10, 2029. The notes will bear interest at a floating rate equal to thirty-day Term SOFR plus a spread of 275 basis points (6.40% at September 30, 2026). As of September 30, 2026, $19.7 million in aggregate principal amount of the First Mid Note Payable remains issued and outstanding.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10.0 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10.3 million, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (SOFR plus 160 basis points) after June 15, 2011 (5.76% and 5.59% at September 30, 2026 and December 31, 2025, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

On September 8, 2016, the Company assumed the trust preferred securities of Clover Leaf Statutory Trust I (“CLST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First Clover Financial. The $4.0 million of trust preferred securities and an additional $124,000 additional investment in common equity of CLST I, is invested in junior subordinated debentures issued to CLST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 185 basis points (6.01% and 5.84% at September 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On May 1, 2018, the Company assumed the trust preferred securities of FBTC Statutory Trust I (“FBTCST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of First BancTrust Corporation. The $6.0 million of trust preferred securities and an additional $186,000 investment in common equity of FBTCST I is invested in junior subordinated debentures issued to FBTCST I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 170 basis points (5.86% and 5.69% at September 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust I (“BHST I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $1.0 million trust preferred securities and an additional $31,000 investment in common equity of BHST I is invested in junior subordinated debentures issued to BHST I. The subordinated debentures mature in 2032, bear interest at three-month SOFR plus 325 basis points (7.59% and 7.20% at September 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On August 15, 2023, the Company assumed the trust preferred securities of Blackhawk Statutory Trust II (“BHST II”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Blackhawk Bancorp, Inc. The $4.0 million of trust preferred securities and an additional $124,000 investment in common equity of BHST II is invested in junior subordinated debentures issued to BHST II. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 205 basis points (6.29% and 6.02% at September 30, 2026 and December 31, 2025, respectively) and reset quarterly.

On February 28, 2026, the Company assumed the trust preferred securities of Great River Capital Trust I (“GRCT I”), a statutory business trust that was a wholly owned unconsolidated subsidiary of Two Rivers. The $10.0 million of trust preferred securities and an additional $310,000 investment in common equity of GRCT I is invested in junior subordinated debentures issued to GRCT I. The subordinated debentures mature in 2035, bear interest at three-month SOFR plus 175 basis points (5.91% at September 30, 2026) and reset quarterly.

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

In addition to requirements of the Dodd-Frank Act discussed above, the act also required the federal banking agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This rule is generally referred to as the “Volcker Rule.” On December 10, 2013, the federal banking agencies issued final rules to implement the prohibitions required by the Volcker Rule. Following the publication of the final rule, and in reaction to concerns in the banking industry regarding the adverse impact the final rule’s treatment of certain collateralized debt instruments has on community banks, the federal banking agencies approved a final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. Under the final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if (1) the collateralized debt obligation was established and issued prior to May 19, 2010, (2) the banking entity reasonably believes that the offering proceeds received by the collateralized debt obligation were invested primarily in qualifying trust preferred collateral, and (3) the banking entity’s interests in the collateralized debt obligation were acquired on or prior to December 10, 2013. Although the Volcker Rule impacts many large banking entities, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or First Mid Bank.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2026 (dollars in thousands):

	Rate Sensitive Within
	1 Year	1-3 Years	3-5 Years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$449,805	$—	$—	$—	$449,805	$449,805
Certificates of deposit	3,860	—	—	—	3,860	3,860
Taxable investment securities	46,132	287,625	79,678	665,441	1,078,876	1,078,876
Nontaxable investment securities	65,183	57,337	124,465	8,910	255,895	255,895
Loans, including loans held for sale	4,049,906	1,581,998	952,346	264,321	6,848,571	6,721,817
Total	$4,614,886	$1,926,960	$1,156,489	$938,672	$8,637,007	$8,510,253
Interest-bearing liabilities:
Demand deposits and savings accounts	$1,417,614	$—	$—	$1,609,871	$3,027,485	$3,027,485
Money market accounts	1,572,439	—	—	—	1,572,439	1,572,439
Other time deposits	1,444,813	94,659	10,611	410	1,550,493	1,474,344
Short-term borrowings/debt	339,309	—	—	—	339,309	339,309
Long-term borrowings/debt	194,110	50,000	20,399	—	264,509	261,225
Total	$4,968,285	$144,659	$31,010	$1,610,281	$6,754,235	$6,674,802
Rate sensitive assets-rate sensitive liabilities	$(353,399)	$1,782,301	$1,125,479	$(671,609)	$1,882,772
Cumulative GAP	$(353,399)	$1,428,902	$2,554,381	$1,882,772
Cumulative amounts as % of total rate sensitive assets	(4.09%)	20.64%	13.03%	(7.78%)
Cumulative Ratio	(4.09%)	16.54%	29.57%	21.80%

The static GAP analysis shows that at September 30, 2026, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2026, the Company’s stockholders' equity had increased $138.2 million, or 14.42%, to $1.1 billion from $958.7 million as of December 31, 2025. During the nine months ended September 30, 2026, net income contributed $87.4 million to equity before the payment of dividends to stockholders of $19.5 million. The change in market value of available-for-sale investment securities decreased stockholders' equity by $35.8 million, net of tax. The acquisition of Two Rivers increased equity by $104.2 million.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid Bancshares, Inc. Amended and Restated Deferred Compensation Plan (“DCP”). At September 30, 2026, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $7.3 million as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $7.3 million as an equity instrument (deferred compensation).

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

Following the stockholders' approval at the 2025 annual meeting of the Company, a maximum of 1 million shares of common stock may be issued under the SI Plan. During nine months ended September 30, 2026 and 2025, the Company awarded 94,150 and 79,635 shares as stock and stock unit awards, respectively.

Stock Repurchase Program. On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company’s common stock. During the nine months ended September 30, 2026, the Company repurchased 34,558 shares. As of September 30, 2026, the Company had approximately 1.2 million shares or approximately $56.8 million in remaining capacity under the 2025 Repurchase Program.

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

Employee Stock Purchase Plan. At the Annual Meeting of Stockholders held April 25, 2018, the stockholders approved the First Mid Bancshares, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with the opportunity to purchase shares of common stock of the Company at a 15% discount through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 600,000 shares of common stock may be issued under the ESPP. During the nine months ended September 30, 2026 and 2025, 20,852 shares and 22,492 shares, respectively, were issued pursuant to the ESPP. As of September 30, 2026, there were 423,171 shares unassigned but available to be issued under the ESPP.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals, and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with Bankers' Bank. Details for these sources include:

•
First Mid Bank has $130 million available in overnight federal fund lines, including $20 million from Bankers' Bank, $20 million from BMO Bank, N.A., $30 million from First Horizon Bank, N.A., $15 million from The Northern Trust Company, $20 million from U.S. Bank, N.A., and $25 million from Zions Bank. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2026, First Mid Bank has met these regulatory requirements.
•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that is pledged includes one-to-four family residential real estate loans, commercial real estate loans, multifamily loans, and farmland. At September 30, 2026, the excess collateral at the FHLB would support approximately $2.2 billion of additional advances for First Mid Bank.
•
First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient investment securities are pledged.
•
First Mid Bank has received formal approval from the Federal Reserve Bank and can participate in the Borrower-in-Custody (BIC) program. As a result, the Bank can pledge loans as collateral at the Federal Reserve Bank's Discount Window while retaining custody of the pledged loans. The program enhanced the Bank's contingent liquidity position by approximately $387.7 million as of September 30, 2026.
•
In addition, as of September 30, 2026, the Company had a revolving credit agreement in the amount of $15 million with Bankers' Bank with an outstanding balance of $0 and $15 million in available funds. This loan was entered into on April 10, 2026 for one year as a revolving credit agreement. The interest rate is floating at 0.75% under the Wall Street Journal Prime Rate as published in the Midwest edition. The loan is unsecured. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2026 and 2025 and December 31, 2025.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2026 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits	$1,550,493	$1,444,813	$94,659	$10,611	$410
Subordinated debt, net and junior subordinated debt, net	56,906	—	—	22,374	34,532
Other borrowings	546,912	364,309	87,603	95,000	—
Operating leases	13,734	3,572	5,344	2,804	2,014
Supplemental retirement	1,999	50	250	400	1,299
Total	$2,170,044	$1,812,744	$187,856	$131,189	$38,255

For the nine months ended September 30, 2026, net cash of $98.7 million was provided by operating activities, $19.5 million was used in investing activities, and $177.2 million was provided by financing activities. In total, cash and cash equivalents increased by $256.4 million from December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2025. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025. See also Note 13 – “Subsequent Events” for information regarding the Company’s sale of investment securities on October 26, 2026.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2026, were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

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

The following table summarizes share repurchase activity for the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
July 1, 2026 - July 31, 2026	—	$—	—	$60,707,874
August 1, 2026 - August 31, 2026	—	—	—	57,992,394
September 1, 2026 - September 30, 2026	—	—	—	56,803,643
Total	—	$—	—	$56,803,643

On June 24, 2025, the Board of Directors approved a repurchase program (the “2025 Repurchase Program”), which became effective on July 1, 2025. The 2025 Repurchase Program supersedes all previous repurchase plans and authorizes the Company to repurchase up to 1.2 million shares of the Company's common stock. During the nine months ended September 30, 2026, the Company repurchased 34,558 shares through this plan.

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Date: November 6, 2026

/s/ Matthew K. Smith
Matthew K. Smith
President and Chief Executive Officer

/s/ Jordan D. Read
Jordan D. Read
Chief Financial and Risk Officer